Form 10-Q
period 2004-03-31
GREENHILL & CO INC
filed 2004-06-04
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32147

Greenhill & Co., Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0500737
(State of Incorporation)	(I.R.S. Employer Identification No.)

300 Park Avenue, 23rd Floor	10022
New York, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number (212) 389-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes         No  X

As of June 4, 2004, there were 30,750,000 shares of the registrant’s common stock outstanding.

AVAILABLE INFORMATION

     Greenhill & Co., Inc. (“Company”) files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”). You may read and copy any document the Company files at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

     The Company’s public internet site is http://www.greenhill-co.com. The Company will make available free of charge through its internet site, via a link to the SEC’s internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

     In addition, the Company will make available on http://www.greenhill-co.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC’s internet site. Also posted on the Company’s website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the Company’s website within the “Corporate Governance” section. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format.

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements of Financial Condition

	As of	As of	Pro Forma as of

	December 31, 2003	March 31, 2004	March 31, 2004

	(audited)	(unaudited)	(unaudited) (see Note 9)
Assets
Cash and cash equivalents	$26,598,643	$15,537,196	$6,800,383
Financial advisory fees receivable	16,397,989	12,052,931	12,052,931
Taxes receivable	438,483	2,796	2,796
Other receivables	559,673	753,385	753,385

Current assets	43,994,788	28,346,308	19,609,495

Property and equipment (net of accumulated depreciation
and amortization of $21,854,686 at December 31, 2003
and $22,611,749 at March 31, 2004)	8,243,141	8,520,974	8,520,974
Investments	6,542,925	9,829,107	9,829,107
Due from affiliates	325,771	164,840	164,840
Other assets	1,531,373	1,214,624	1,214,624

Total assets	$60,637,998	$48,075,853	$39,339,040

Liabilities and Members’ Equity
Compensation payable	$11,898,637	$5,120,674	$5,120,674
Accounts payable and accrued expenses	3,169,294	3,274,898	3,274,898
Taxes payable	1,640,368	2,202,113	2,202,113
Revolving bank loan	1,500,000	16,000,000	16,000,000

Total liabilities	18,208,299	26,597,685	26,597,685

Minority interest in net assets of subsidiary	10,172,447	6,483,573	-

Members’ equity	32,257,252	14,994,595	-

Common stock, par value $0.01 per share, 25,000,000
shares issued and outstanding on a pro forma basis	-	-	250,000
Additional paid-in capital	-	-	17,534,148
Accumulated deficit	-	-	(5,042,793)

Stockholders’ equity	-	-	12,741,355

Total liabilities, minority interest, members’ equity and
stockholders’ equity	$60,637,998	$48,075,853	$39,339,040

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,

	2003	2004

Revenues
Financial advisory fees	$15,570,642	$25,537,295
Merchant banking revenue	1,191,859	4,007,727
Interest income	26,520	20,503

Total Revenues	16,789,021	29,565,525

Expenses
Employee compensation and benefits	4,677,247	6,711,365
Managing Director compensation	-	2,524,835
Occupancy and equipment rental	1,063,798	1,354,352
Depreciation and amortization	810,763	772,062
Information services	613,158	760,563
Professional fees	204,278	284,508
Travel related expenses	721,477	893,199
Other operating expenses	753,408	905,569

Total Expenses	8,844,129	14,206,453

Income before Tax and Minority Interest	7,944,892	15,359,072

Minority interest in net income of subsidiary	2,131,372	4,394,697

Income before Tax	5,813,520	10,964,375

Provision for taxes	215,849	484,302

Net Income	$5,597,671	$10,480,073

Pro forma shares outstanding (see Note 9):
Basic	25,000,000	25,000,000
Diluted	25,000,000	25,000,000
Pro forma earnings per share (see Note 9):
Basic	$0.10	$0.23
Diluted	$0.10	$0.23

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements of Changes in Members’ Equity (Unaudited)

		For the Three Months Ended March 31, 2004

Member’s equity, January 1, 2004		$32,257,252
Contributed capital		27,500

Comprehensive income:
Net income	$10,480,073
Other comprehensive income:
Foreign currency translation adjustment	(225,490)

Comprehensive income		10,254,583
Distributions		(27,544,740)

Member’s equity, March 31, 2004		$14,994,595

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements Cash Flows (Unaudited)

	For the Three Months Ended March 31,

	2003	2004

Operating activities:
Net income	$5,597,671	$10,480,073
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	810,763	772,062
Unrealized (gains) losses on investments	–	(2,880,158)
Changes in operating assets and liabilities:
Financial advisory fees receivable	24,952,921	4,345,058
Due from affiliates	266,697	160,931
Taxes receivable	1,961,980	435,687
Other receivables	(1,265,024)	(193,712)
Other assets	4,604	303,416
Compensation payable	(7,789,677)	(6,777,963)
Accounts payable and accrued expenses	(1,666,942)	105,604
Minority interest in net assets of subsidiary	(6,103,081)	(3,688,874)
Taxes payable	(852,716)	561,745

Net cash provided by operating activities	15,917,196	3,623,869

Investing activities:
Purchase of investment	–	(2,253,127)
Distribution from investments	–	1,847,103
Purchases of property and equipment	(216,628)	(1,036,562)

Net cash used in investing activities	(216,628)	(1,442,586)

Financing activities:
Proceeds of revolving bank debt	–	14,500,000
Capital contributions from members	–	27,500
Distributions to members	(21,444,833)	(27,544,740)

Cash used in financing activities	(21,444,833)	(13,017,240)

Effect of exchange rate changes on cash and cash equivalents	(70,017)	(225,490)

Net increase (decrease) in cash and cash equivalents	(5,814,282)	(11,061,447)
Cash and cash equivalents, beginning of the quarter	17,939,073	26,598,643

Cash and cash equivalents, end of the quarter	$12,124,791	$15,537,196

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes, net of refunds	$1,250,000	$(397,934)

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization

     Effective May 11, 2004 (the “Reorganization Date”), Greenhill & Co. Holdings, LLC (“Holdings”), a New York limited liability company, merged with Greenhill & Co., Inc., a Delaware corporation (the merger and the other related transactions effected by Holdings and its affiliates in anticipation of the initial public offering are referred to collectively as the “Reorganization”). The surviving corporation in the merger, Greenhill & Co., Inc., completed its initial public offering on the same day. In the offering, Greenhill & Co., Inc, issued 5,750,000 shares of common stock and received net proceeds of approximately $89.1 million. The Reorganization is described in greater detail in the Company’s Registration Statement in Form S-1 (Commission file number 333-113526) filed with the Securities and Exchange Commission. Greenhill & Co., Inc. (formerly Holdings), together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London and Frankfurt.

     The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

  Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

  Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking fund, Greenhill Capital Partners (“GCP”), and the Company’s principal investments in such fund.

     The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (“G&Co”), Greenhill Capital Partners, LLC (“GCP, LLC”) (formerly Greenhill Fund Management Co., LLC), Greenhill Aviation Co., LLC (“GAC”) and Greenhill & Co. Europe Limited (“GCE”).

     G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the National Association of Securities Dealers, Inc. G&Co is engaged in the investment banking business principally in North America.

     GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (“GCI”), through its controlling membership interest. GCI is engaged in investment banking activities, principally in Europe, and is subject to regulation by the U.K. Financial Services Authority (“FSA”). In addition, GCE has a wholly-owned subsidiary, Greenhill & Co. GmbH (“GmbH”), which operates in Germany and provides corporate advisory services to both G&Co and GCI.

     GCP is a private equity fund that invests in a diversified portfolio of private equity and equity related investments. The firms in which GCP has invested engage in business activities in North America and Europe. The majority of the investors in GCP are third parties. However, Managing Directors and employees of the Company have also made investments in GCP.

     GCP, LLC is a registered investment adviser under the Investment Advisers Act of 1940. GCP, LLC provides investment advisory services to GCP.

     GAC owns and operates an aircraft, which is used for the exclusive benefit of the Company’s employees and their immediate family members.

Note 2 - Summary of Significant Accounting Policies

Basis of Financial Information

     These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

investment valuations, compensation accruals and other matters that affect the consolidated financial statements and related footnote disclosures. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

     The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. (formerly Holdings) and all other entities in which the Company has a controlling interest, including GCI, after eliminations of all significant inter-company accounts and transactions. The Company adopted the revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities, in the first quarter of 2004. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of entities will be required. The adoption of FIN 46-R did not have a material impact on the Company financial position or results of operations. The adoption requires the Company to consolidate GCP Managing Partner, LP, the managing general partner of GCP, which is responsible for managing GCP’s investments made subsequent to January 1, 2004. The Company does not consolidate GCP since the Company, through its general partnership and limited partnership interests, does not have a majority of the economic interest in GCP. Also, GCP Managing Partner, LP is subject to removal by a simple majority of unaffiliated third-party investors of GCP.

     These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 incorporated by reference in the Registration Statement on Form S-1 (Commission file number 333-113526) filed with the Securities and Exchange Commission. The condensed consolidated financial information as of December 31, 2003 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Minority Interest

     The interests in GCI held directly by the U.K. Managing Directors are represented as minority interests in the accompanying consolidated financial statements.

Revenue Recognition

Financial Advisory Fees

     The Company recognizes advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of its engagement letters. Retainer fees are recognized as advisory fee income over the period in which the related service is rendered.

     The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. For the three months ended March 31, 2003 and 2004, client reimbursements totaled $0.5 million and $0.5 million, respectively.

Merchant Banking Revenues

     Merchant banking revenue consists of (i) management fees on the Company’s merchant banking activities, (ii) gains (or losses) on investments in the Company’s investment in merchant banking funds and other principal investment activities, and (iii) merchant banking profit overrides.

     Management fees earned from the Company’s merchant banking activities are recognized over the period of related service.

     The Company recognizes revenue on investments in its merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such investment.

     The Company will recognize merchant banking overrides when certain financial returns are achieved over the life of the fund. Overrides are calculated as a percentage of the profits earned by each fund. Future

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

underperformance by the fund may require amounts previously earned as overrides to be returned to the funds. Accordingly, merchant banking overrides are recognized as revenue only after material contingencies have been resolved. The Company has not earned any merchant banking overrides to date.

Investments

     The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. Investments primarily include investments in GCP.

Members’ Equity

     The Senior Executive Profit Sharing Agreement (“SEPA”) dated as of January 1, 2002, as amended as of January 1, 2004, specified the manner of allocation of global operating income and provided for distributions to the Members (including LLP interests owned by the U.K. Managing Directors represented as minority interests). The governance of the Company was set forth in the Operating Agreement of Greenhill & Co. Holdings, LLC dated as of January 1, 2002. Both the SEPA and the Operating Agreement terminated on the Reorganization Date.

     Through the SEPA and other operating agreements, the U.S. and U.K. members operated under common governance and economic participation. However, these condensed consolidated financial statements present the entity’s legal form, and as such, the interests held by the U.K. Members directly in GCI are recorded as minority interest.

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by an accelerated method over the life of the assets, which range from three to seven years. Amortization of leasehold improvements is computed by the straight-line method over the lesser of the life of the asset or the term of the lease.

Provision for Taxes

     The Company accounts for income taxes incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.

     Holdings elected to be treated as a pass-through entity for tax purposes and all items of income and expense flowed through to its Members. Holding’s Members were not personally liable for any indebtedness, liability or obligation of the Company. U.S. federal and state income taxes payable by the Members, based on their respective share of the Company’s net income, have not been reflected in the accompanying condensed consolidated financial statements. Holdings was liable for local unincorporated business tax on business conducted in New York City, and income tax on current income realized by certain foreign subsidiaries.

Foreign Currency Translation

     Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statement of changes in members’ equity.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents on deposit with various financial institutions to limit the amount of credit exposure to any one financial institution or lender. At December 31, 2003 and March 31, 2004, the carrying value of the Company’s financial instruments approximated fair value.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 – Investments

GCP

     For the three months ended March 31, 2004, merchant banking revenue includes gains related to the Company’s investment in GCP of $2.9 million. The Company earned $1.2 million and $1.1 million in management fees from GCP for the three months ended March 31, 2003 and 2004, respectively. No merchant banking overrides were earned during such periods.

     In February 2004, the Company purchased for $2.3 million additional limited partnership interests in GCP from an outside investor. As part of this investment, the Company assumed an outstanding commitment to GCP of $1.4 million. In addition, on January 1, 2004, the Company assumed outstanding funding commitments to GCP of $15 million from certain Managing Directors of the Company.

     The Company’s investments in limited partner interests in GCP had a carrying value of $5.9 million and $9.3 million at December 31, 2003 and March 31, 2004, respectively.

     As of January 2004, 50% of the GCP profit overrides for investments made in 2004, if any, will be allocated to the Company, and 50% will be allocated to the individual Managing Directors. In conjunction with this change, the Company became the controlling entity of GCP Managing Partner, LP, the managing general partner that will be responsible for all GCP matters other than those relating to investments made by GCP prior to 2004. The Managing Directors will individually retain the profit overrides, if any, for investments made prior to 2004. See Note 2 – Summary of Significant Accounting Policies for the consolidation policy of GCP Managing Partner, LP.

     The Company has an investment in GCP, L.P. (“GP”), one of the general partners of GCP, with carrying values of $0.1 million and $0.1 million at December 31, 2003 and March 31, 2004, respectively. This investment represents approximately a 5% equity interest in the GP. The remaining 95% equity interest in the GP is owned directly by the Company’s Managing Directors.

     Investments held by GCP are recorded at estimated fair value. Investments are initially carried at cost as an approximation of fair value. The carrying value of such investments is adjusted when changes in the underlying fair values are readily determinable. Public investments are valued using quoted market prices discounted for any restrictions on sale. Privately held investments are carried at estimated fair value as determined by the GP after giving consideration to the cost of the security, the pricing of other private placements of the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data.

     At March 31, 2004, the Company has commitments to invest up to $20.3 million in GCP. These commitments primarily will be funded as required through June 2005, the end of GCP’s investment period.

Summarized financial information for GCP is as follows:

	As of

	December 31, 2003	March 31, 2004

Portfolio Investments	$189,371,219	$245,148,663
Total Assets	221,652,656	261,085,624
Total Liabilities	87,660	249,548
Partners’ Capital	221,564,996	260,836,076

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31,

	2003	2004

Net realized and unrealized gain
(loss) on investments	$(1,274,839)	$83,774,055
Investment income	79,491	1,339,364
Expenses	1,182,772	898,660

Net income (loss)	$(2,378,120)	$84,214,759

Barrow Street

     As of March 31, 2004, the Company had a 50% member interest in Barrow Street Capital LLC (“Barrow Street”), a real estate investment management company (see Note 4). Barrow Street was formed to act as the managing member, investment advisor and general partner in various real estate ventures. The Company did not have control of Barrow Street, as the Company did not have a majority voting or economic interest. The Company had veto rights over most significant management and investment decisions with respect to Barrow Street, although the Company could not force a management change. The investment in Barrow Street had a carrying value of $0.6 million and $0.4 million at December 31, 2003 and March 31, 2004, respectively. In April 2004, the Company sold its interest in Barrow Street to the controlling parties of Barrow Street for the carrying value of $0.4 million.

Note 4 – Related Parties

     At December 31, 2003 and March 31, 2004, the Company had a receivable of $0.1 million and $0.1 million due from GCP relating to expense reimbursements, which is included in due from affiliates.

     Included in expenses for the three months ended March 31, 2003 and 2004, are reimbursements of $0.1 million and $0.1 million for office space sublet by Barrow Street and reimbursements for the use of the Company’s other facilities and participation in the Company’s health care plans. At December 31, 2003 and March 31, 2004, the Company had $0.2 million and $0.1 million in rent and leasehold improvement receivables for office space sublet to Barrow Street and other obligations incurred by Barrow Street, which is also included in due from affiliates.

     Included in occupancy and equipment rental expense for the three months ended March 31, 2004, is a rent reimbursement for $11,700 for airplane and office space sublet by a firm owned by an executive of the Company.

Note 5 – Revolving Bank Loan Facility

     On December 31, 2003, the Company obtained from a U.S. commercial bank an unsecured $16,000,000 revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on LIBOR plus 2.50 percent or, at the Company’s option, the prime rate. Generally, interest is payable monthly. The revolving bank loan facility matures on June 30, 2005. In addition, at least annually, the Company must repay all loans borrowed under the facility, and it may not borrow again under the facility for a 30-day period following repayment.

     At December 31, 2003 and March 31, 2004, there were borrowings of $1.5 million and $16.0 million, respectively, against the facility outstanding, maturing within one year. A loan fee for the revolving bank loan facility of $66,667 is included in other assets. The loan fee is amortized ratably over the life of the facility. In May 2004, the $16.0 million of borrowings against the facility were repaid with a portion of the proceeds from the Company’s initial public offering.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Members’ Equity

     The Members of Holdings were the current U.S. Managing Directors of the Company or their related entities. Prior to the Reorganization Date, the Members were not employees of the Company. Holdings, prior to the Reorganization Date, distributed current profits, net of amounts retained for working capital, investments and other corporate purposes, to its Members on a regular basis.

Note 7 – Regulatory Requirements

     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2004, G&Co’s net capital was $6.8 million, which exceeded its requirement by $6.5 million. G&Co’s aggregate indebtedness to net capital ratio was 0.66 to 1 at March 31, 2004. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

     GCI is subject to capital requirements of the FSA. As of March 31, 2004, GCI was in compliance with its local capital adequacy requirements.

Note 8 – Business Information

     The Company’s activities as an investment banking firm constitutes a single business segment, with two principal sources of revenue:

  Financial advisory, which includes advice on mergers, acquisitions, restructuring and similar corporate finance matters; and

  Merchant banking, which includes the management of outside capital invested in GCP and the Company’s principal investments in such fund.

     The Company has historically earned its revenues almost exclusively from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented approximately 92.7% and 86.4%, of the Company’s total revenues for the three months ended March 31, 2003 and 2004, respectively.

     The Company’s financial advisory and merchant banking activities are closely aligned and have similar economic characteristics. The same client and other relationships upon which the Company relies for financial advisory opportunities also generate merchant banking opportunities. Generally, the Company’s professionals and employees are treated as a common pool of available resources and the related compensation and other Company costs are not directly attributable to either particular revenue source. In reporting to management, the Company distinguishes the sources of its investment banking revenues between financial advisory and merchant banking. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities.

Note 9 – Pro Forma Financial Information

The pro forma financial information gives effect to the Reorganziation, including the issuance of 25,000,000 shares of common stock in connection with the Reorganization. The pro forma financial information does not give effect to the Company’s sale of 5,750,000 shares of common stock pursuant to its initial public offering or the restricted stock units awarded on the date of the initial public offering.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The pro forma adjustments to the Condensed Consolidated Statement of Financial Condition for the three months ended March 31, 2004, include the following:

  Pro forma cash and cash equivalents have been adjusted for cash distributions to the U.S. and U.K. Members of undistributed earnings of $8.7 million.

  Pro forma minority interest has been adjusted for a cash distribution of $6.5 million in respect of the U.K. Members’ undistributed earnings in GCI.

  Historical members’ equity reflects contributed capital of $17.8 million, undistributed earnings for the U.S. members of $2.2 million, and an accumulated deficit of $5.0 million. Pro forma members’ equity reflects adjustments for a $2.2 million cash distribution to the U.S. members, as well as the contribution to Greenhill & Co., Inc. of the original $17.8 million of contributed capital less the accumulated deficit.

  Pro forma common stock reflects an adjustment of $0.3 million for the issuance of 25,000,000 shares of common stock with a par value of $0.01 per share in the Reorganization.

  Pro forma additional paid-in capital of $17.5 million reflects the contribution to Greenhill & Co., Inc. of the Company’s original contributed capital of $17.8 million less the $0.3 million included in common stock.

  Pro forma accumulated deficit of $5.0 million reflects distributions to members with respect to prior periods in excess of book income for those periods.

The following are condensed pro forma consolidated statements of income for the three months ended March 31, 2003 and 2004:

	Pro Forma March 31, 2003	Pro Forma March 31, 2004

	(in thousands, except per share data)
Revenues
Total Revenues	$16,789	$29,566

Compensation and benefits	8,394	14,783	(a)
Other expenses	4,167	4,970

Total expenses	12,561	19,753

Income before tax and minority interest	4,228	9,813

Minority interest in net income of subsidiary	–	–	(b)

Income before tax	4,228	9,813
Tax expense	1,776	4,121	(c)

Net income	$2,452	$5,692

Shares outstanding:
Basic	25,000	25,000	(d)
Diluted	25,000	25,000	(d)
Earnings per share:
Basic	$0.10	$0.23
Diluted	$0.10	$0.23

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

(a)	Because the Company had been a limited liability company, payments for services rendered by managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the Company will include all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the Company’s conversion to corporate form, will consist of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the Company’s initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the Company’s policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the Company retains the ability to change this policy in the future). Adjustments to increase compensation expense for the three months ended March 31, 2003 and 2004 of $3.7 million and $5.5 million, respectively, have been made to record total compensation and benefits expense at 50% of total revenues.

(b)	For the three months ended March 31, 2003 and 2004, historical income before tax has been increased by $2.1 million and $4.4 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in GCI.

(c)	As a limited liability company, the Company was generally not subject to income taxes except in foreign and local jurisdictions. For the three months ended March 31, 2003 and 2004, adjustments of $1.6 million and $3.6 million, respectively, have been made to increase the Company’s effective tax rate to 42.0%, reflecting assumed federal, foreign, state and local income taxes as a corporation.

(d)	Reflects adjustments for the issuance of 25,000,000 shares of common stock in the Reorganization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our” and “us” refer to Greenhill & Co., Inc.

Cautionary Statement Concerning Forward-Looking Statements

     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Registration Statement on Form S-1 (Commission file number 333-113526) under the caption “Risk Factors”.

     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date hereof.

Overview

     Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London and Frankfurt. Our activities constitute a single business segment with two principal sources of revenue:

  Financial Advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

  Merchant Banking Fund Management, which currently consists primarily of management of Greenhill’s private equity funds, Greenhill Capital Partners, and principal investments by Greenhill in those funds.

Business Environment

     Economic and global financial market conditions can materially affect our financial performance. See the “Risk Factors” in our Registration Statement on Form S-1 (Commission file number 333-113526) filed with the Securities and Exchange Commission. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

     In the first quarter of 2004, global volume of announced M&A transactions was $484.6 billion compared to $266.8 billion in the first quarter of 2003, an 81.6% increase1. Restructuring activity as measured by the dollar amount of debt defaults declined as there were 13 defaults recorded globally affecting $4.3 billion of debt in the first quarter of 2004 compared to 36 defaults on $14.4 billion of debt in the first quarter of 20032.

[1] Source: Thomson Financial
[2] Source: Standard & Poors. Default figures include all bank loans and bond debt that were rated by Standard & Poors.

     Although we may benefit from any sustained increase in M&A volume, we will be constrained by the relatively small size of our firm and we may not grow as rapidly as our principal competitors. In addition, some of the benefits we expect to experience in connection with the recent increase in M&A volume will be partially offset by the current decline in restructuring activity.

Results of Operations

	March 31, 2003	March 31, 2004	Pro Forma March 31, 2004

	(in thousands, except per share date) (unaudited)
Revenues
Total Revenues	$16,789	$29,566	$29,566
Compensation and benefits	4,677	9,236	14,783
Other expenses	4,167	4,970	4,970

Total expenses	8,844	14,206	19,753

Income before tax and minority interest	7,945	15,360	9,813
Minority interest in net income of subsidiary	2,131	4,395	–

Income before tax	5,814	10,965	9,813
Tax expense	216	484	4,121

Net income	$5,598	$10,481	$5,692

Pro forma shares outstanding:
Basic			25,000
Diluted			25,000
Pro forma earnings per share:
Basic			$0.23
Diluted			$0.23

See Note 9 – Pro Forma Financial Information in the Notes to Condensed Consolidated Financial Statements (Unaudited) for the pro forma adjustments.

Summary

     In the first quarter of 2004, our revenues were $29.6 million, compared to $16.8 million for the first quarter of 2003, which represented an increase of $12.8 million or 76.2%. The increase was due to significant increases in Financial Advisory Revenue, over the first quarter of 2003 primarily from a higher incidence of completed transactions in the first quarter of 2004, as well as increased Merchant Banking Revenue.

     In the first quarter of 2004, income before minority interest and tax was $15.4 million, compared to $7.9 million in the first quarter of 2003, which represented an increase of $7.5 million or 94.9% due to the increased revenue in the first quarter of 2004. Income before minority interest and tax represents the operating profit of the Company before distribution to our managing directors. In the first quarter of 2004, net income was $10.5 million, compared to $5.6 million in the first quarter of 2003, which represented an increase of $4.9 million or 87.5%.

Revenues By Source

     The following provides a breakdown of our aggregate revenues by source for the three-month periods ended March 31, 2003 and 2004:

Revenue by Principal Source of Revenue

	Three Months Ended
	March 31, 2003		March 31, 2004

	Amount	% of Total	Amount	% of Total

	(in thousands)
Financial Advisory	$15,571	92.7%	$25,537	86.4%
Merchant Banking Fund Management & Other	1,218	7.3%	4,029	13.6%

Total Revenues	$16,789	100.0%	$29,566	100.0%

Financial Advisory Revenues

First Quarter 2004 Versus First Quarter 2003

     Financial Advisory Revenues consist of retainers and success fees earned in connection with advising companies in merger, acquisition, restructuring or similar transactions. We earned $25.6 million in Financial Advisory Revenue in the first quarter of 2004, an increase of 64.0% compared to the first quarter of 2003 due to a higher incidence of completed transactions in the first quarter of 2004. We earned advisory revenue from 17 different clients in 2004, compared to 18 in 2003.

     Our results continued to reflect high levels of merger and acquisition activity involving financially distressed companies. Completed transactions in the first quarter of 2004 include: the sale of AMF Bowling Worldwide Inc. to Code, Hennessy & Simmons; the restructuring and sale of AT&T Latin America and sale of its subsidiaries to Telefonos de Mexico; the restructuring and sale of Cable & Wireless America to Savvis Communications; the sale of Loral’s North American Fixed Satellite Services assets to Intelsat; and the sale of certain assets of the Trilegiant Corporation to Cendant Corporation.

Merchant Banking Fund Management and Other Revenues

First Quarter 2004 Versus First Quarter 2003

     Merchant banking fund management revenue reflects asset management fees, net principal investments gains or losses and profit overrides, if any. We earned $4.0 million in merchant banking fund management and other revenues in the first quarter of 2004, which represented a 230.8% increase compared to the $1.2 million merchant banking fund management revenues and other in the first quarter of 2003. This increase is primarily due to unrealized gains in our Greenhill Capital Partners investment portfolio in the first quarter of 2004. There were no investment gains (or losses) in our Greenhill Capital Partners investment portfolio in the first quarter of 2003.

     The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the first quarter of 2004 is not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

      We classify operating expenses as compensation and benefits expense and non-compensation expenses.

     The principal component of our operating expenses is compensation and benefits expense. Because we were a limited liability company until our initial public offering in May 2004, payments for services rendered by our managing directors generally have historically been accounted for as distributions of members’ capital or minority interest expense rather than as compensation expense. As a result, our historical compensation and benefits expense does not reflected a large portion of payments for services rendered by our managing directors and therefore understates the expected operating costs to be incurred as a public company. As a corporation, we now include all payments for services rendered by our managing directors in compensation and benefits expense.

     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

Operating Expenses

	Three Months Ended March 31,

	2003	2004

	(in thousands)
Compensation & Benefit Expense:
Employee Compensation & Benefits	$4,677	$6,711
Managing Director Compensation	-	2,525

Total Compensation & Benefit Expense	4,677	9,236
% of Revenues	27.9%	31.2%
Non-Compensation Expense:
Other Operating Expenses	3,356	4,198
Depreciation & Amortization	811	772

Total Non-Compensation Expense	4,167	4,970
% of Revenues	24.8%	16.8%
Total Operating Expenses	8,844	14,206
% of Revenues	52.7%	48.0%

Compensation and Benefits

First Quarter 2004 Versus First Quarter 2003

     Total compensation and benefits expense was $9.2 million in the first quarter of 2004, which represented a 97.5% increase over compensation and benefits expense of $4.7 million in the first quarter of 2003.

     Compensation and benefits to non-managing directors amounted to $6.7 million in the first quarter of 2004, which represented an increase of 43.5% compared to $4.7 million of compensation and benefits to non-managing directors in the first quarter of 2003. This increase was due primarily to an increase in the accrual of the variable portion of our compensation expense as a result of increased revenues and operating profits.

     Beginning in the second quarter of 2003, a portion of our chief executive officer’s earnings was treated as compensation expense. As a result, in the first quarter of 2004, we incurred expenses for managing director compensation of $2.5 million (8.5% of revenues); there was no such managing director expense in the first quarter of 2003.

     Following our conversion to corporate form in the second quarter of 2004, we now include all payments for services rendered by our managing directors in compensation and benefits expense. If we had been a corporation at January 1, 2004, we estimate our compensation and benefits expense for the three months ended March 31, 2004 would have been approximately $14.8 million on a pro forma basis.

Non-Compensation Expense

First Quarter 2004 Versus First Quarter 2003

     Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, travel and entertainment, insurance, depreciation and other operating expenses. Reimbursable client expenses are netted against operating expenses.

     Our non-compensation expenses were $5.0 million in the first quarter of 2004, which compared to $4.2 million in the first quarter of 2003, representing an increase of 19.3%. The increase of $0.8 million is related principally to increases in rent of $0.3 million from the New York office expansion in November 2003, and increases in net travel expenses of $0.2 million and in information services of $0.1 million. Non-compensation expense as a percentage of revenue in the first quarter of 2004 declined to 16.8% from 24.8% in the first quarter of 2003. The decline in these expenses as a percentage of revenue related to our ability to limit increases in these expenses while our revenues increased.

     Following our initial public offering, we are no longer a private company, and our costs for such items as insurance, accounting and legal advice will increase. We will also incur costs which we have not previously incurred for director fees, investor relations expenses and various other costs of a public company. In the aggregate, we estimate that we will incur incremental costs in excess of $3.1 million per year as a result of our conversion to a publicly traded company. In addition, in conjunction with our initial public offering, we incurred certain non-recurring costs, such as professional fees, which will be recorded as operating expenses in the second quarter of 2004.

Provision for Income Taxes

     As a limited liability company, Greenhill was not subject to U.S. federal or state income taxes and its U.K. controlled affiliate Greenhill & Co. International LLP, as a limited liability partnership, was generally not subject to U.K. income taxes. However, Greenhill was subject to the 4.0% New York City Unincorporated Business Tax on its U.S. earnings. In addition, certain of our non-U.S. subsidiaries have been subject to income taxes in their local jurisdictions. We are no longer subject to New York City Unincorporated Business Tax following our conversion to corporate form in the second quarter of 2004. However, following the conversion to corporate form, we are subject to federal, state and local income taxes.

     The provision for taxes in the first quarter of 2004 was $0.5 million, which more than doubled compared to provision for taxes in the first quarter of 2003 of $0.2 million. This increase was primarily related to the increase in New York City Unincorporated Business Tax due to our increased U.S. earnings.

     If we had been a corporation at January 1, 2004, we estimate our provision for taxes, including federal, state, local and foreign taxes, for the period ended March 31, 2004 would have been approximately $4.1 million.

Liquidity and Capital Resources

     We have typically had a balance sheet with assets consisting primarily of cash and accounts receivable in relation to earned advisory fees. Cash distributions to our managing directors were generally made in relation to the profits earned in current and prior periods. Therefore, levels of cash on hand decreased significantly after each quarterly distribution of cash to managing directors, and gradually increased as accounts receivable were collected until the next quarterly distribution. Our liabilities have typically consisted of accounts payable and accrued compensation.

     As a result of our initial public offering in May 2004, we received proceeds of $89.1 million, net of the underwriters’ discount and estimated offering expenses. At March 31, 2004, we had debt of $16.0 million as a result of borrowings under our revolving credit facility. Proceeds from our initial public offering were used to repay this debt, and as of May 11, 2004, the Company had no debt. We expect that the remaining proceeds from our initial public offering will be used for general corporate purposes, including (i) the funding of our existing $20.3 million commitments to Greenhill Capital Partners and (ii) the establishment of new merchant banking funds in which we, as the general partner, expect to make certain principal investments. Until the remaining proceeds of our initial public offering are used for these purposes, we expect to invest them in U.S. Government securities, other short-term, highly-rated debt securities and money market funds.

     Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements.

     We had total commitments (not reflected on our balance sheet) relating to future principal investments of $20.3 million as of March 31, 2004. We may be required to fund these commitments at any time through June 2005, depending on the timing and level of investments by Greenhill Capital Partners, although we do not expect these commitments to be drawn in full.

Cash Flows

First Quarter 2004 Versus First Quarter 2003

     In the first quarter of 2004, our cash and cash equivalents decreased by $11.1 million compared to December 31, 2003. We generated $3.6 million from operating activities. We used $14.5 million in financing and investing activities, including $27.5 million in distributions to our members and $2.3 million in the purchase of a new investment in Greenhill Capital Partners, partially offset by increased borrowings of $14.5 million.

     In the first quarter of 2003, our cash and cash equivalents decreased by $5.8 million compared to December 31, 2002. We generated $15.9 million from operating activities, primarily from the collection of advisory fees receivable. We used $21.7 million in financing and investing activities, including $21.4 million in distributions to our members.

Market Risk

     Due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investment to short term cash investments, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk. Currently, we have a limited principal investment in Greenhill Capital Partners which is subject to equity price risk and other market risk. As we begin to increase our principal investments in Greenhill Capital Partners and other potential merchant banking funds, we will face greater exposure to changes in the estimated fair market value of the companies in which these funds invest. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 15.9% of our first quarter 2004 revenues were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates.

     We have invested the remaining proceeds of our initial public offering in short duration, highly rated investments including U.S. government securities, other short-term, highly rated debt securities and money market funds. Changes in interest rates and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes will have a material effect on our results of operations.

Critical Accounting Policies and Estimates

     The condensed consolidated financial statements included in this report are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding investment valuations, compensation accruals and other matters that affect the condensed consolidated financial statements and related footnote disclosures. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition

Financial Advisory Fees

     We recognize advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of the respective engagement letters. Retainer fees are generally recognized as advisory fee income over the period the services are rendered.

     Our clients reimburse certain out-of-pocket expenses incurred by us in the conduct of advisory engagements. Expenses are reported net of such client reimbursements.

Merchant Banking Fund Management Revenues

     Merchant Banking Fund Management revenue consists of (i) management fees on our merchant banking activities, (ii) gains (or losses) on investments in our merchant banking funds and other principal investment activities and (iii) merchant banking profit overrides.

      Fund management fees are recognized over the period of related service.

     We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by Greenhill Capital Partners are recorded at estimated fair value. Investments are initially carried at cost as an approximation of fair value. The carrying value of such investments is adjusted at each period end to the extent that changes in the underlying fair values are readily determinable. Public investments are valued using quoted market prices discounted for any restrictions on sale. Privately held investments are carried at estimated fair value as determined by the general partner (our affiliate) after giving consideration to the cost of the security, the pricing of other private placements of the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data.

     We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the funds. Profit overrides are calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of outside investors. Future underperformance by the fund may require amounts previously earned as profit overrides to be returned to the fund in future periods. Accordingly, merchant banking overrides are recognized as revenue only after material contingencies have been resolved.

Accounting Developments

     The Company adopted the revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities, in the first quarter of 2004. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of entities will be required. The adoption of FIN 46-R did not have a material impact on the Company financial position or results of operations. The adoption required the Company to consolidate GCP Managing Partner, LP, the managing general partner of Greenhill Capital Partners, who is responsible for managing Greenhill Capital Partners’ investments made subsequent to January 1, 2004, as well as indirectly managing investments made prior to December 31, 2003. The Company does not consolidate Greenhill Capital Partners as the Company, through it general partnership and limited partnership interests, does not have a majority of the economic interest in Greenhill Capital Partners. Also, as managing general partner, the Company, as managing general partner, is subject to removal by the unaffiliated third-party investors of Greenhill Capital Partners.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See Item 2 -- "Market Risk" above.

Item 4. Controls and Procedures

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this quarterly report.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On April 15, 2004, we issued 1,000 shares of our Common Stock to Greenhill & Co. Holdings, LLC for an aggregate purchase price of $100. This issuance was exempt from registration as a private placement made in reliance of Section 4(2) of the Securities Act of 1933, as amended. Greenhill & Co. Holdings, LLC was subsequently merged into Greenhill & Co., Inc., and as a result, those shares of Common Stock were cancelled and are no longer outstanding.

     On May 11, 2004, we issued 5,000,000 shares of our Common Stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on May 5, 2004 (Commission file number 333-113526). On May 12, 2004, our underwriters exercised their option to acquire an additional 750,000 shares of our Common Stock and we issued that additional number of shares of Common Stock on May 14, 2004. The offering has terminated, and all securities registered pursuant to our Registration Statement have been sold. The managing underwriter for the offering was Goldman, Sachs & Co. An aggregate of 5,750,000 shares of Common Stock were registered pursuant to the Registration Statement at an aggregate estimated offering price of $92,000,000 (based upon the estimated maximum price of $16.00 per share that was estimated by us in accordance with Rule 457(a) of the Securities Act of 1933, as amended, prior to the pricing of the initial public offering). A total of 5,750,000 shares of Common Stock were sold at an aggregate actual offering price of $100,625,000 (based upon the price of $17.50 per share at which the shares actually sold). The amount of expenses incurred by us in connection with the issuance and distribution of the Common Stock (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses) and related transactions was approximately $11.5 million. The net offering proceeds to us from the offering after subtracting these expenses was $89.1 million. We used $16 million of the offering proceeds to repay debt outstanding under our senior credit facility; the remainder of the offering proceeds have been invested in U.S. government securities, other short-term, highly rated debt securities and money market funds. It is our expectation that the remaining proceeds of the offering will be used by us to fund our existing $20.3 million of commitments to Greenhill Capital Partners and the establishment of new merchant banking funds in which we, through our controlling interest in the general partner of the funds, expect to make certain principal investments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8 K

(a) Exhibits:		Page

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	26
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	27
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

(b) No Reports on form 8-K were filed during the period from January 1, 2004 to March 31, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2004

GREENHILL & CO., INC.

By:	/s/ ROBERT F. GREENHILL

	Name:	Robert F. Greenhill
	Title:	Chairman and Chief Executive
Officer

By:	/s/ JOHN D. LIU

	Name:	John D. Liu
	Title:	Chief Financial Officer