Form 10-Q
period 2004-06-30
GREENHILL & CO INC
filed 2004-08-10
CIK 1282977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__   No X

As of August 10, 2004, there were 30,750,000 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

ITEM NO.		PAGE
Part I. Financial Information
1	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition as of December 31, 2003
	and June 30, 2004	4
	Condensed Consolidated Statements of Income for the three and six months ended
	June 30, 2003 and 2004	5
	Condensed Consolidated Statement of Changes in Members’ Equity and
	Stockholders’ Equity for the six months ended June 30, 2004	6
	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2003 and 2004	7
	Notes to Condensed Consolidated Financial Statements	8

2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	19
3	Quantitative and Qualitative Disclosures About Market Risk	26
4	Controls and Procedures	26

Part II. Other Information
1	Legal Proceedings	26
2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
3	Defaults Upon Senior Securities	27
4	Submission of Matters to a Vote of Security Holders	27
5	Other Information	27
6	Exhibits and Reports on Form 8-K	27

Signatures

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

     In addition, the Company will make available through http://www.greenhill-co.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC’s internet site. Also posted on the Company’s website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the Company’s website within the "Corporate Governance" section. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format.

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements of Financial Condition (unaudited)

	As of	As of

	December 31,	June 30,
	2003	2004

Assets
Cash and cash equivalents	$26,598,643	$85,603,402
Financial advisory fees receivable	16,397,989	18,824,226
Other receivables	559,673	1,340,482
Taxes receivable	438,483	3,133
Property and equipment (net of accumulated depreciation
and amortization of $21,854,686 at December 31, 2003
and $23,358,854 at June 30, 2004)	8,243,141	10,677,602
Investments	6,542,925	14,492,489
Due from affiliates	325,771	3,512
Other assets	1,531,373	937,520

Total assets	$60,637,998	$131,882,366

Liabilities and Members’ Equity
Compensation payable	$11,898,637	$9,757,268
Accounts payable and accrued expenses	3,169,294	3,193,149
Taxes payable	1,640,368	8,037,978
Due to affiliates	–	1,445,044
Revolving bank loan	1,500,000	–

Total liabilities	18,208,299	22,433,439

Minority interest in net assets of subsidiary	10,172,447	–

Members’ equity	32,257,252	–

Common stock, par value $0.01 per share, 100,000,000 shares
authorized, 0 and 30,750,000 shares issued and outstanding as
of December 31, 2003 and June 30, 2004, respectively	–	307,500
Restricted stock units	–	770,433
Additional paid-in capital	–	107,054,678
Retained earnings	–	776,302
Accumulated other comprehensive income	–	540,014

Stockholders’ equity	–	109,448,927

Total liabilities, minority interest, members’ equity and
stockholders’ equity	$60,637,998	$131,882,366

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Revenues
Financial advisory fees	$36,391,860	$27,801,947	$51,962,502	$53,339,242
Merchant banking revenue	1,218,929	6,878,759	2,410,788	10,886,486
Interest income	224,837	172,438	251,357	192,941

Total Revenues	37,835,626	34,853,144	54,624,647	64,418,669

Expenses
Employee compensation and benefits	6,310,369	13,519,168	10,987,616	22,755,368
Occupancy and equipment rental	1,017,778	1,477,520	2,081,576	2,831,872
Depreciation and amortization	817,010	759,488	1,627,773	1,531,550
Information services	689,769	664,738	1,302,927	1,425,301
Professional fees	480,074	563,271	684,352	847,779
Travel related expenses	810,259	802,969	1,531,736	1,696,168
Other operating expenses	765,507	1,538,349	1,518,915	2,443,918

Total Expenses	10,890,766	19,325,503	19,734,895	33,531,956

Income before Tax and Minority Interest	26,944,860	15,527,641	34,889,752	30,886,713

Minority interest in net income of subsidiary	8,514,231	2,092,353	10,645,603	6,487,050

Income before Tax	18,430,629	13,435,288	24,244,149	24,399,663

Provision for taxes	1,054,552	5,626,649	1,270,401	6,110,951

Net Income	$17,376,077	$7,808,639	$22,973,748	$18,288,712

Average common shares outstanding:
Basic	n/a	28,494,540	n/a	26,758,276
Diluted	n/a	28,537,025	n/a	26,800,762
Earnings per share
Basic	n/a	$0.27	n/a	$0.68
Diluted	n/a	$0.27	n/a	$0.68

Pro forma average shares outstanding (see
Note 11):
Basic	25,000,000	28,494,540	25,000,000	26,758,276
Diluted	25,000,000	28,537,025	25,000,000	26,800,762
Pro forma earnings per share (see Note 11):
Basic	$0.38	$0.27	$0.49	$0.53
Diluted	$0.38	$0.27	$0.49	$0.53

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements of Changes in
Members’ Equity and Stockholders’ Equity (Unaudited)

		For the Six
		Months Ended
		June 30,
		2004

Members’ equity, January 1, 2004		$32,257,252
Contributed capital		27,500
Comprehensive income:
Net income prior to the Reorganization	$13,430,671
Other comprehensive income:
Foreign currency translation adjustment	(225,490)

Comprehensive income		13,205,181
Distributions		(31,223,511)
Exchange of members’ interests for shares of common stock		(17,784,148)
Transfer to other comprehensive income		(564,013)
Transfer to retained earnings		4,081,739

Members’ equity, June 30, 2004		-

Common stock, par value $0.01
Common stock, January 1, 2004		-
Exchange of partnership interests for shares of common stock		250,000
Common stock issued in initial public offering		57,500

Common stock, June 30, 2004		307,500

Restricted stock units
Restricted stock units, January 1, 2004		-
Restricted stock units recognized		770,433

Restricted stock units, June 30, 2004		770,433

Additional paid-in capital
Additional paid-in capital, January 1, 2004		-
Exchange of partnership interests for shares of common stock		17,534,148
Initial public offering of common stock		89,520,530

Additional paid-in capital, June 30, 2004		107,054,678

Retained earnings
Retained earnings, January 1, 2004		-
Transfer from members’ equity		(4,081,739)
Net income subsequent to the Reorganization		4,858,041

Retained earnings, June 30, 2004		776,302

Other comprehensive income
Other comprehensive income, January 1, 2004		-
Transfer from members’ equity		564,013
Currency translation adjustment		(23,999)

Other comprehensive income, June 30, 2004		540,014

Total members’ equity and stockholders’ equity		$109,448,927

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements Cash Flows (Unaudited)

	For the Six Months Ended June 30,

	2003	2004

Operating activities:
Net income	$22,973,748	$18,288,712
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	1,627,773	1,531,550
Unrealized (gains) losses on investments	–	(8,631,346)
Restricted stock units recognized		770,433
Changes in operating assets and liabilities:
Financial advisory fees receivable	18,012,806	(2,426,237)
Due from affiliates	(223,199)	322,259
Taxes receivable	1,949,276	435,350
Other receivables	1,191,234	(780,809)
Other assets	2,291	567,187
Compensation payable	(4,389,225)	(2,141,369)
Accounts payable and accrued expenses	(1,264,135)	23,855
Minority interest in net assets of subsidiary	(6,575,078)	(10,172,447)
Due to affiliates	–	1,445,044
Taxes payable	(994,151)	6,397,610

Net cash provided by operating activities	32,311,340	5,629,792

Investing activities:
Purchase of investment	(31,772)	(2,253,127)
Distribution from investments	–	2,934,909
Purchases of property and equipment	(620,764)	(3,938,630)

Net cash used in investing activities	(652,536)	(3,256,848)

Financing activities:
Proceeds of revolving bank debt	–	14,500,000
Repayment of revolving bank debt	–	(16,000,000)
Capital contributions from members	–	27,500
Distributions to members	(42,309,209)	(31,223,511)
Proceeds from the issuance of common stock	–	89,578,030

Cash provided by (used in) financing activities	(42,309,209)	56,882,019

Effect of exchange rate changes on cash and cash equivalents	407,793	(250,204)

Net increase (decrease) in cash and cash equivalents	(10,242,612)	59,004,759
Cash and cash equivalents, beginning of period	17,939,073	26,598,643

Cash and cash equivalents, end of period	$7,696,461	$85,603,402

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$172,422

Cash paid (received) for taxes, net of refunds	$177,942	$2,066

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization

     Effective May 11, 2004 (the “Reorganization Date”), Greenhill & Co. Holdings, LLC (“Holdings”), a New York limited liability company, merged with Greenhill & Co., Inc., a Delaware corporation (the merger and the other related transactions effected by Holdings and its affiliates in anticipation of the initial public offering are referred to collectively as the "Reorganization”). The surviving corporation in the merger, Greenhill & Co., Inc., completed its initial public offering on the same day. In the offering, Greenhill & Co., Inc, issued 5,750,000 shares of common stock and received estimated net proceeds of approximately $90 million. The Reorganization is described in greater detail in the Company’s Registration Statement on Form S-1 (Commission file number 333-113526) filed with the Securities and Exchange Commission. Greenhill & Co., Inc. (formerly Holdings), together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London and Frankfurt.

     The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

  Financial advisory, which includes advice on mergers, acquisitions, restructurings and similarcorporate finance matters; and

  Merchant banking, which includes the management of outside capital invested in the Company’smerchant banking fund, Greenhill Capital Partners (“GCP”), and the Company’s principalinvestments in such fund.

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

     GCP, LLC is a registered investment adviser under the Investment Advisers Act of 1940. GCP, LLC provides investment advisory services to GCP, a private equity fund that invests in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP are third parties. However, Managing Directors and employees of the Company have also made investments in GCP.

     GAC owns and operates an aircraft, which is used for the exclusive benefit of the Company’s employees and their immediate family members.

Note 2 - Summary of Significant Accounting Policies

Basis of Financial Information

     These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding investment valuations, compensation accruals and other matters that affect the consolidated financial statements and related footnote disclosures. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

     The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. (formerly Holdings) and all other entities in which the Company has a controlling interest, including GCI, after eliminations of all significant inter-company accounts and transactions. The Company adopted the revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities, in the first quarter of 2004. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of entities will be required. The adoption of FIN 46-R did not have a material impact on the Company financial position or results of operations. The adoption requires the Company to consolidate GCP Managing Partner, L.P., the managing general partner of GCP. GCP Managing Partner, L.P. is responsible for managing GCP’s investments, subject to the approval of GCP, L.P., the other general partner of GCP, with respect to the sale or other disposition of GCP investments made prior to December 31, 2003. The Company does not consolidate GCP since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in GCP. Also, GCP Managing Partner, L.P. is subject to removal by a simple majority of unaffiliated third-party investors of GCP.

     These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Registration Statement on Form S-1 (Commission file number 333-113526) filed with the Securities and Exchange Commission. The condensed consolidated financial information as of December 31, 2003 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Minority Interest

     The interests in GCI held directly by the U.K. Managing Directors, prior to the Reorganization, were represented as minority interests in the accompanying consolidated financial statements.

Revenue Recognition

Financial Advisory Fees

     The Company recognizes advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of its engagement letters. Retainer fees are recognized as advisory fee income over the period in which the related service is rendered.

     The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $0.6 million and $0.9 million for the three months ended June 30, 2003 and 2004, respectively, and $1.1 million and $1.4 million for the six months ended June 30, 2003 and 2004, respectively.

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

     The Company recognizes merchant banking overrides when certain financial returns are achieved over the life of the fund. Overrides are calculated as a percentage of the profits earned by each fund. Future

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

losses (if any) in the value of the fund’s investments may require amounts previously recognized as overrides to be adjusted downwards. Accordingly, merchant banking overrides are recognized as revenue only after material contingencies have been resolved. See Note 3 – Investments for further discussion of the GCP revenues recognized.

Investments

     The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. Investments primarily include investments in GCP.

Members’ and Stockholders’ Equity

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

     Through the SEPA and other operating agreements, the U.S. and U.K. members operated under common governance and economic participation. However, these condensed consolidated financial statements present the entity’s legal form, and as such, the interests held by the U.K. Members directly in GCI are recorded as minority interest for the periods prior to the Reorganization.

     Distributions related to the global operating income earned prior to the Reorganization were principally made on or before the Reorganization Date. See Note 6 – Stockholders’ and Members’ Equity for further discussion of the distributions to members.

     In accordance with the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the restricted stock units with future service requirements are recorded as compensation expense generally over a five-year service period following the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity.

Earnings per Share

     The Company calculates earnings per share (EPS) in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Common shares outstanding gives effect to (i) the 25,000,000 shares issued in connection with the Reorganization as if such issuance had occurred on January 1, 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering and (iii) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

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

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Provision for Taxes

     After the Reorganization, the Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company’s deferred tax assets and liabilities are presented as a component of "Other Assets" and "Taxes Payable", respectively, on the condensed consolidated statements of financial condition.

     Prior to the Reorganization, the Company was primarily subject to local unincorporated business tax on business conducted in New York City, and income tax on current income realized by certain foreign subsidiaries. After the Reorganization, the Company is subject to U.S. federal, foreign, state and local taxes as a C corporation at the applicable tax rates.

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

Cash Equivalents

     The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents on deposit with various financial institutions to limit the amount of credit exposure to any one financial institution or lender. At December 31, 2003 and June 30, 2004, the carrying value of the Company’s financial instruments approximated fair value.

Note 3 – Investments

GCP

     The Company records its investments in GCP at estimated fair value as determined by GCP. Investments are initially carried at cost as an approximation of fair value. The carrying value of such investments is adjusted when changes in the underlying fair values are readily determinable. Public investments are valued using quoted market prices discounted for any restrictions on sale. Privately held investments are carried at estimated fair value as determined by the general partner after giving consideration to the cost of the security, the pricing of other private placements of the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data.

     With respect to all investments made by GCP after January 1, 2004, the profit overrides earned by GCP Managing Partner, L.P., for such GCP investments, will be consolidated by the Company, and 50% of such overrides will be allocated as compensation expense to the individual employees of the Company involved in managing GCP. The employees of the Company, through their direct interest in GCP, L.P., have the right to receive substantially all of the profit overrides for GCP investments made prior to 2004. See Note 2 – Summary of Significant Accounting Policies for the consolidation policy of GCP Managing Partner, LP.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summarized financial information for the combined GCP funds, in their entirety, are as follows:

	As of

	December 31, 2003	June 30, 2004

	(in thousands)

Portfolio Investments	$189,371	$359,994
Total Assets	221,653	373,887
Total Liabilities	88	238
Partners’ Capital	221,565	373,649

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2004	2003	2004

	(in thousands)
Revenues
Net unrealized gain (loss) on investments	$(5,956)	$131,027	$(7,247)	$211,159
Net realized gain (loss) on investments	(2,023)	(311)	(2,006)	3,332
Investment income	480	3,051	560	4,390
Expenses	1,395	1,133	2,578	2,032

Net income (loss)	(8,894)	132,634	(11,271)	216,849

The Company’s Merchant Banking Revenue, by source, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

	(in thousands)

Management fees	$1,219	$1,128	$2,411	$2,255
Net realized and unrealized gains on
investments in GCP	–	3,637	–	6,517

Merchant banking overrides	–	2,000	–	2,000
Other investment income	–	114	–	114

Merchant banking revenue	$1,219	$6,879	$2,411	$10,886

     The Company’s investments in limited partner interests in GCP had a carrying value of $5.9 million and $12.2 million at December 31, 2003 and June 30, 2004, respectively.

     The Company has an investment in GCP, L.P. (“GP”), one of the general partners of GCP, with carrying values of $0.1 million and $2.2 million (including overrides) at December 31, 2003 and June 30, 2004, respectively. This investment represents approximately a 5% equity interest in the GP. The remaining 95% equity interest in the GP is owned directly by individual employees of the Company.

     GCP LLC was granted warrants, with a carrying value of $0.1 million at June 30, 2004, as a transaction fee from a GCP portfolio company.

     In February 2004, the Company purchased for $2.3 million additional limited partner interests in GCP from an outside investor. As part of this investment, the Company assumed an outstanding commitment to GCP of $1.4 million. In addition, on January 1, 2004, the Company assumed outstanding funding commitments to GCP of $15.0 million from certain Managing Directors of the Company.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

     At June 30, 2004, the Company had commitments to invest up to $20.3 million in GCP. On July 1, 2004, the Company funded $6.8 million of its commitment as part of a capital call made by GCP to fund several pending investments. The remaining commitments will be funded as required through June 2005, the end of GCP’s investment period, unless the investment period is extended by the managing general partner for up to a two year period in accordance with the partnership agreement.

Barrow Street

     In April 2004, the Company sold its interest in Barrow Street Capital LLC (“Barrow Street”) , a real estate investment management company (see Note 4), to the controlling parties of Barrow Street for the carrying value of $0.4 million. Prior to April 2004, the Company had a 50% member interest in Barrow Street. Barrow Street was formed to act as the managing member, investment advisor and general partner in various real estate ventures. The Company did not have control of Barrow Street, as the Company did not have a majority voting or economic interest. The Company had veto rights over most significant management and investment decisions with respect to Barrow Street, although the Company could not force a management change. The investment in Barrow Street had a carrying value of $0.6 million at December 31, 2003. In March 2004, the Company received a distribution of $0.2 million from Barrow Street.

Note 4 – Related Parties

     At December 31, 2003, the Company had a receivable of $0.1 million due from GCP relating to expense reimbursements, which is included in due from affiliates. There were no receivables due from GCP at June 30, 2004.

     Barrow Street subleases office space from the Company, and reimburses the Company for the use of other facilities and participation in the Company’s health care plans. A firm owned by an executive of the Company also subleases airplane and office space from the Company.

     Included in compensation and benefits for the three and six months ended June 30, 2004, is $0.1 million in expense related to the vesting of restricted stock units granted to the controlling parties of Barrow Street as part of the Company’s initial public offering.

     Due to affiliates at June 30, 2004 represents undistributed earnings to the U.K. members of GCI from the period prior to the Reorganization. The balance due to the U.K. members at the Reorganization Date of $1.4 million was recorded in minority interest as a distribution.

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

     At December 31, 2003, there were borrowings of $1.5 million against the facility outstanding, maturing within one year. During the first quarter of 2004, an additional $14.5 million in borrowings were drawn against the facility. In May 2004, the $16.0 million of borrowings against the facility were repaid with a portion of the proceeds from the Company’s initial public offering, and there were no borrowings outstanding at June 30, 2004. A loan fee for the revolving bank loan facility of $53,333 is included in other assets. The loan fee is amortized ratably over the life of the facility.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Members’ and Stockholders’ Equity

     In July 2004, the Board of Directors of the Company declared a quarterly dividend of $0.08 per share. The dividend will be payable on September 14, 2004 to the common stockholders of record on August 19, 2004.

     Prior to the Reorganization Date, the members of Holdings were not employees of the Company. Holdings, prior to the Reorganization Date, distributed current profits, net of amounts retained for working capital, investments and other corporate purposes, to its members on a regular basis.

     On or before the Reorganization Date, the Company made cash distributions to its members related to the global operating income earned prior to the Reorganization. Upon the Reorganization, amounts paid to the former members of Holdings and the U.K. Managing Directors are recorded as compensation expense.

     Other comprehensive income for the six months ended June 30, 2003, includes a currency translation adjustment of $0.4 million.

Note 7 – Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months	Six Months
	Ended	Ended

	June 30, 2004

	(in thousands,
	except per share amounts)
Numerator for basic and diluted EPS
– Earnings available to common stockholders	$7,809	$18,289

Denominator for basic EPS – weighted
Average number of common shares	28,495	26,758
Effect of dilutive securities
Restricted stock units	42	42

Denominator for diluted EPS – weighted
average number of common shares and
dilutive potential common shares	$28,537	$26,800

Earnings per share:
Basic	$0.27	$0.68
Diluted	$0.27	$0.68

Note 8 – Income Taxes

     Prior to the Reorganization, the Company was not subject to U.S. federal or state income taxes, and GCI, as a limited liability partnership, was generally not subject to U.K. income taxes. However, the Company was subject to the 4.0% New York City Unincorporated Business Tax on its U.S. earnings. In addition, certain non-U.S. subsidiaries of the Company were subject to income taxes in their local jurisdictions. After the Reorganization, the Company is no longer subject to New York City Unincorporated Business Tax, but it is subject to federal, foreign, state and local corporate income taxes, which the Company estimates will approximate 42% of pre-tax earnings.

     The components of the provision for income taxes reflected on the condensed consolidated statements of earnings are set forth below:

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended	Six Months Ended

	June 30, 2004

	(in thousands)
Income before tax and minority interest:
U.S.	$10,313	$20,951
Non-U.S.	5,215	9,936

Total income before tax and minority interest	15,528	30,887

Current taxes:
U.S. federal	1,685	1,685
State and local	999	1,399
Non-U.S.	951	1,035

Total current tax expense	3,635	4,119
Deferred taxes:
U.S. federal	2,092	2,092
State and local	(33)	(33)
Non-U.S.	(67)	(67)

Total deferred tax expense	1,992	1,992

Total tax expense	$5,627	$6,111

     Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. In connection with the Reorganization, the Company recognized a net deferred tax liability of $0.3 million primarily related to the valuation of net deferred tax liabilities recorded in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Significant components of the Company’s net deferred tax assets and liabilities as of June 30, 2004 are set forth below:

As of June 30, 2004

(in thousands)
Deferred tax assets:
Depreciation and amortizaton	$458
Compensation and benefits	255

Total deferred tax assets	713

Deferred tax liabilities:
Unrealized gain on investments	2,798

Total deferred tax liabilities	2,798

Net deferred tax liability	$2,085

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective income tax rate is set forth below:

	Three Months Ended	Six Months Ended

	June 30, 2004

U.S. statutory tax rate	35.0%	35.0%
Increase related to state and local taxes, net of U.S.
income tax	4.0	3.3

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended	Six Months Ended

	June 30, 2004

Rate before one-time events	39.0	38.3
Rate benefit for period as a limited liability company	(16.3)	(25.5)
Foreign tax expense prior to change in tax status	11.7	6.1
Recognition of deferred tax liability upon the change
in tax status	1.8	0.9

Effective income tax rate	36.2%	19.8%

     The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company generally was not subject to corporate taxes on its earnings prior to the Reorganization.

     For the three and six months ended June 30, 2003, the Company’s provision for taxes related to local income taxes.

Note 9 – Regulatory Requirements

     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2004, G&Co’s net capital was $5.5 million, which exceeded its requirement by $4.9 million. G&Co’s aggregate indebtedness to net capital ratio was 1.67 to 1 at June 30, 2004. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

     GCI is subject to capital requirements of the FSA. As of June 30, 2004, GCI was in compliance with its local capital adequacy requirements.

Note 10 – Business Information

     The Company’s activities as an investment banking firm constitutes a single business segment, with two principal sources of revenue:

  Financial advisory, which includes advice on mergers, acquisitions, restructuring and similarcorporate finance matters; and

  Merchant banking, which includes the management of outside capital invested in GCP and theCompany’s principal investments in such fund.

     The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented approximately 96.2% and 79.8%, of the Company’s total revenues for the three months ended June 30, 2003 and 2004, respectively, and 95.1% and 82.8% of the Company’s total revenues for the six months ended June 30, 2003 and 2004, respectively.

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

Note 11 – Pro Forma Financial Information

The following are condensed pro forma consolidated statements of income for the three and six months ended June 30, 2003 and 2004:

		Three Months		Six Months
		Ended June 30,		Ended June 30,

		2003	2004	2003	2004

		(in thousands, except per share data)
Total Revenues		$37,836	$34,853	$54,625	$64,419

Compensation and benefits	(a)	17,026	15,684	24,581	28,989
Other expenses		4,580	5,806	8,747	10,777

Total expenses		21,606	21,490	33,328	39,766

Income before tax and minority interest		16,230	13,363	21,297	24,653
Minority interest in net income of subsidiary	(b)	–	–	–	–

Income before tax		16,230	13,363	21,297	24,653
Tax expense	(c)	6,817	5,612	8,945	10,354

Net income		$9,413	$7,751	$12,352	$14,299

Average common shares outstanding:	(d)
Basic		25,000	28,495	25,000	26,758
Diluted		25,000	28,537	25,000	26,800
Earnings per share:
Basic		$0.38	$0.27	$0.49	$0.53
Diluted		$0.38	$0.27	$0.49	$0.53

(a)	Because the Company was a limited liability company prior to becoming a public corporation on the Reorganization Date, payments for services rendered by managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the Company includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the Company’s initial public offering, as well as any additional restricted stock units awarded in the future. It is our policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although we retain the ability to change this policy in the future). Adjustments to increase compensation expense for the three months ended June 30, 2003 and 2004 of $10.7 million and $2.2 million, respectively, have been made to record total pro forma compensation and benefits expense at 45% of total revenues, the estimated percentage of compensation for 2004. Adjustments to increase pro forma compensation expense for the six months ended June 30, 2003 and 2004 of $13.6 million and $6.2 million, respectively, have been made to record total compensation and benefits expense at 45% of total revenues.

(b)	Prior to the Reorganization, the Company recorded as minority interest a portion of GCI’s earnings attributable to its European managing directors. Following the Reorganization, the Company no longer records minority interest relating to the European managing directors. For the three months ended June

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

30, 2003 and 2004, historical income before tax has been increased by $8.5 million and $2.1 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in GCI. For the six months ended June 30, 2003 and 2004, historical income before tax has been increased by $10.6 million and $6.5 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in GCI.

(c)	Prior to the Reorganization, the Company was generally not subject to income taxes except in foreign and local jurisdictions. As a public corporation, the Company is subject to federal, foreign, state and local corporate taxes. For the three months ended June 30, 2003 and 2004, adjustments to historical income tax expense of $5.8 million and $0.0 million, respectively, have been made to increase the Company’s effective tax rate to 42.0%, reflecting assumed federal, foreign, state and local income taxes as a corporation. For the six months ended June 30, 2003 and 2004, adjustments of $7.7 million and $4.2 million, respectively, have been made to increase the Company’s effective tax rate to 42.0%, reflecting assumed federal, foreign, state and local income taxes as a corporation.

(d)	For 2004 the pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the Reorganization in conjunction with the initial public offering as if it occurred on January 1, 2004 and (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with the initial public offering. For 2003 the pro forma number of common shares outstanding gives effect to the shares issued in connection with the Reorganization of the Company as if it occurred on January 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, "we", "our" and "us" refer to Greenhill & Co., Inc.

Cautionary Statement Concerning Forward-Looking Statements

     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Registration Statement on Form S-1 (Commission file number 333-113526) under the caption "Risk Factors".

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

  Financial Advisory, which includes advice on mergers, acquisitions, restructurings and similar corporatefinance matters; and

  Merchant Banking Fund Management, which currently consists primarily of management of Greenhill’sprivate equity funds, Greenhill Capital Partners, and principal investments by Greenhill in those funds.

Business Environment

     Economic and global financial market conditions can materially affect our financial performance. See the "Risk Factors" in our Registration Statement on Form S-1 (Commission file number 333-113526) filed with the Securities and Exchange Commission. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

      In the first half of 2004, global volume of announced M&A transactions was $878 billion compared to $625 billion in the first half of 2003, a 40% increase1. Restructuring activity as measured by the dollar amount of debt defaults declined as there were 21 defaults recorded globally affecting $6.9 billion of debt in the first half of 2004 compared to 73 defaults on $34.0 billion of debt in the first half of 20032.

     Although we may benefit from any sustained increase in M&A volume, we will be constrained by the relatively small size of our firm and we may not grow as rapidly as our principal competitors. In addition, some of the benefits

1 Source: Thomson Financial
2 Source: Standard & Poors. Default figures include rated entities as well as entities that were not rated at the time of default.

we expect to experience in connection with the recent increase in M&A volume will be partially offset by the current decline in restructuring activity.

Results of Operations

Summary

     Our second quarter revenues of $34.9 million compare with revenues of $37.8 million for the second quarter of 2003, which represents a decrease of $2.9 million or 8%. The decrease was due to a decline in Financial Advisory Revenue, primarily from a lower incidence of completed transactions in the second quarter of 2004 compared to the second quarter of 2003, partially offset by increases in Merchant Banking Revenue. On a year-to-date basis, revenue through June 30, 2004 was $64.4 million, compared to $54.6 million for the comparable period in 2003, representing an increase of $9.8 million or 18%. The increase in year-to-date revenues is primarily due to higher merchant banking revenue in the second quarter of 2004 compared to the second quarter of 2003.

     The Firm’s second quarter pro forma net income of $7.8 million compares with pro forma net income of $9.4 million in the second quarter of 2003, which represented a decrease of $1.6 million or 17%. The decrease was primarily due to the decrease in revenue discussed above and higher non-compensation expenses. On a year-to-date basis, pro forma net income was $14.3 million through June 30, 2004, compared to pro forma net income of $12.4 million for the comparable period in 2003, which represents an increase of $1.9 million or 15%. The increase is primarily due to higher revenues, offset slightly by higher non-compensation expenses. We had net income of $7.8 million and $17.4 million in the second quarters of 2004 and 2003, respectively. We had net income of $18.3 million and $23.0 million for the six months ended June 30, 2004 and 2003, respectively.

     Although actual and pro forma second quarter net income and earnings per share were similar this quarter, we believe that the pro forma results more accurately depict our results as a public company and will provide the most meaningful basis for comparison among present, historical and future periods. Prior to our initial public offering we operated as a limited liability company and our earnings did not fully reflect either the compensation expense we expect to pay our managing directors or the taxes that we expect to pay as a corporation. Additionally, a portion of our earnings attributable to our European operations was recorded as minority interest. Our pro forma results increase compensation expense and tax expense to amounts we expect to pay as a public corporation and eliminate the minority interest. See "Note 11- Pro Forma Financial Information" for an explanation of differences in pro forma amounts.

Revenues By Source

     The following provides a breakdown of our aggregate revenues by source for the three-month and six-month periods ended June 30, 2004 and 2003, respectively:

Revenue by Principal Source of Revenue

	Three Months Ended

	June 30, 2004		June 30, 2003

	Amount	% of Total	Amount	% of Total

	(in millions)
Financial Advisory	$27.8	80%	$36.4	96%
Merchant Banking Fund Management & Other	7.1	20%	1.4	4%

Total Revenues	$34.9	100%	$37.8	100%

	Six Months Ended

	June 30, 2004		June 30, 2003

	Amount	% of Total	Amount	% of Total

	(in millions)
Financial Advisory	$53.3	83%	$52.0	95%
Merchant Banking Fund Management & Other	11.1	17%	2.6	5%

Total Revenues	$64.4	100%	$54.6	100%

Financial Advisory Revenues

     Financial Advisory Revenues consist of retainers and success fees earned in connection with advising companies in merger, acquisition, restructuring or similar transactions. We earned $27.8 million in Financial Advisory Revenue in the second quarter of 2004 compared to $36.4 million in the second quarter of 2003, which represents a decrease of 24%. The decrease was due primarily to a lower incidence of completed transactions in the second quarter of 2004 compared to the second quarter of 2003. For the six months ended June 30, 2004, Financial Advisory Revenues were $53.3 million compared to $52.0 million for the comparable period in 2003, representing an increase of 3%. We are experiencing increasing traditional merger and acquisition activity, which is helping to offset the decrease in revenues from transactions caused by financial distress.

     Completed transactions in the second quarter of 2004 included: the restructuring and sale of Allegiance Telecom, Inc. to XO Communications, Inc.; the sale of assets of Atlantic Electric & Gas Ltd. to Scottish and Southern Energy plc; the merger of Informa Group plc with Taylor & Francis Group plc; and the acquisition of International Multifoods by J.M. Smucker Company.

     Announced transactions in the second quarter of 2004 included Marsh & McClennan Companies, Inc.’s acquisition of Kroll Inc. and the buyback of a minority interest by the Cayzer Trust Company Limited.

Merchant Banking Fund Management and Other Revenues

     Merchant banking fund management revenue reflects asset management fees, net principal investments gains or losses and profit overrides.

     We earned $7.1 million in Merchant Banking & Interest Income in the second quarter of 2004 compared to $1.4 million in the second quarter of 2003, representing an increase of 407%. In the first six months of 2004, the Company earned $11.1 million in Merchant Banking & Interest Income compared to $2.6 million in the first six months of 2003, an increase of 327%. These increases are primarily due to unrealized gains in our principal investments in Greenhill Capital Partners, including our proportionate share of the gain relating to the initial public offering of Global Signal Inc. (NYSE: GSL) in June, as well as the recognition of profit overrides associated with gains in the Greenhill Capital Partners portfolio. There were no gains (or losses) in our principal investments in Greenhill Capital Partners investment portfolio for the first six months of 2003.

     The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the first half of 2004 is not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

We classify operating expenses as compensation and benefits expense and non-compensation expenses.

     The principal component of our operating expenses is compensation and benefits expense. Because we were a limited liability company prior to our initial public offering in May 2004, payments for services rendered by our managing directors prior to our initial public offering were generally accounted for as distributions of members’ capital or minority interest expense rather than as compensation expense. As a result, our pre-initial public offering compensation and benefits expense did not reflect a large portion of payments for services rendered by our managing directors and therefore understates our operating costs as a public company. As a corporation, we now include all payments for services rendered by our managing directors in compensation and benefits expense.

     The following table sets forth information relating to our oper ating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in millions)
Actual Compensation & Benefit Expense	$13.5	$6.3	$22.8	$11.0
% of Revenues	39%	17%	35%	20%
Pro Forma Compensation & Benefit Expense	15.7	17.0	29.0	24.6
% of Revenues	45%	45%	45%	45%

Non-Compensation Expense:
Other Operating Expenses	5.0	3.8	9.2	7.1
Depreciation & Amortization	0.8	0.8	1.5	1.6

Total Non-Compensation Expense	5.8	4.6	10.7	8.7
% of Revenues	17%	12%	17%	16%

Total Actual Operating Expense	19.3	10.9	33.5	19.7
% of Revenues	55%	29%	52%	36%
Total Pro Forma Operating Expense	21.5	21.6	39.7	33.3
% of Revenues	62%	57%	62%	61%

Compensation and Benefits

     Following our conversion to corporate form in the second quarter of 2004, we now include all payments for services rendered by our managing directors in compensation and benefits expense. If we had been a corporation at beginning of the period, we estimate our pro forma compensation and benefits expense for the three months ended June 30, 2004 would have been approximately $15.7 million; compared to $17.0 million in the second quarter of 2003, an 8% decrease. The decrease is a result of lower revenues in the second quarter of 2004 compared to the second quarter of 2003. The pro forma analysis reflects a 45% ratio of compensation to revenues for the relevant periods. One factor in determining compensation expense was the accounting impact of the introduction into our compensation packages of equity-related compensation in the form of restricted stock units.

     For the six months ended June 30, 2004, on a pro forma basis, Total Compensation and Benefits Expense was $29.0 million compared to $24.6 million for the six months ended June 30, 2003, which represents an 18% increase. This increase is a result of higher revenues in the first six months of 2004 compared to the first six months of 2003. The pro forma analysis reflects a 45% ratio of compensation to revenues for the relevant periods.

     Our actual compensation and benefits expense in the second quarter of 2004 was $13.5 million, which represented a 114% increase over compensation and benefits expense of $6.3 million for the second quarter of 2003. For the six months ended June 30, 2004, our compensation and benefits expense was $22.8 million, compared to $11.0 million for the six months ended June 30, 2003. These increases are primarily due to the treatment of the managing directors as employees for the period subsequent to our initial public offering. Our compensation and benefits expense for the period since the completion of our initial public offering reflects a 45% ratio of compensation to revenues.

Non-Compensation Expense

     Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, travel and entertainment, insurance, depreciation and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

     Our non-compensation expenses were $5.8 million in the second quarter of 2004, which compared to $4.6 million in the second quarter of 2003, representing an increase of 26%. This increase is related principally to increases in rent expense of $0.4 million primarily from the New York office expansion in November 2003, recruiting expenses of $0.4 million and expenses associated with operating as a public entity of $0.3 million.

     For the first six months of 2004, our non-compensation expenses were $10.7 million, which compared to $8.7 million in the first six months of 2004, representing an increase of 23%. This increase is related principally to increases in rent expense of $0.7 million primarily from the New York office expansion in November 2003, recruiting expenses of $0.5 million, interest expense of $0.2 million and expenses associated with operating as a public company of $0.3 million.

     Non-compensation expense as a percentage of revenue in the three months and six months ended June 30, 2004 were 17% and 17%, respectively. This compares to 12% and 16% for the three months and six months ended June 30, 2003, respectively. The increase in these expenses as a percentage of revenue is principally related to increases in rent from new office space, increases in recruiting and the costs of being a public company.

     As a public company, our costs for such items as insurance, accounting and legal advice have increased. We also incur costs that we have not previously incurred for director fees, investor relations expenses and various other costs of a public company. In the aggregate, we estimate that we will incur incremental costs in excess of $3.1 million per year as a result of our conversion to a public company.

Provision for Income Taxes

     As a limited liability company, Greenhill was not subject to U.S. federal or state income taxes and its U.K. controlled affiliate Greenhill & Co. International LLP, as a limited liability partnership, was generally not subject to U.K. income taxes. However, Greenhill was subject to the 4.0% New York City Unincorporated Business Tax on its U.S. earnings. In addition, certain of our non-U.S. subsidiaries have been subject to income taxes in their local jurisdictions. We are no longer subject to New York City Unincorporated Business Tax following our conversion to corporate form in the second quarter of 2004. However, following the conversion to corporate form, we are subject to federal, foreign, state and local corporate income taxes, which we estimate will approximate 42% of our pre-tax earnings.

     The Provision for Taxes in the second quarter of 2004 was $5.6 million, compared to $1.1 million in the second quarter of 2003. On a pro forma basis, assuming a tax rate of 42% for the full period, our Provision for Taxes would be $5.6 million. This compares to a pro forma Provision for Taxes in the second quarter of 2003 on a similar basis of $6.8 million.

     The Provision for Taxes for the six months ended June 30, 2004 was $6.1 million, compared to $1.3 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, on a pro forma basis assuming a tax rate of 42% for the full period, our Provision for Taxes would be $10.4 million compared to pro forma provision for taxes of $8.9 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

     Prior to our initial public offering, we typically had a balance sheet with assets consisting primarily of cash and accounts receivable in relation to earned advisory fees. Cash distributions to our managing directors were generally made in relation to the profits earned in current and prior periods. Therefore, levels of cash on hand decreased significantly after each quarterly distribution of cash to managing directors, and gradually increased as accounts receivable were collected until the next quarterly distribution. Our liabilities have typically consisted of accounts payable and accrued compensation.

     As a result of our initial public offering in May 2004, we received estimated proceeds of approximately $90 million, net of the underwriters’ discount and estimated offering expenses. Prior to the initial public offering, we had debt of $16.0 million as a result of borrowings under our revolving credit facility. Proceeds from our initial public offering were used to repay this debt. We expect that the remaining proceeds from our initial public offering will be used for general corporate purposes, including (i) the funding of our existing $20.3 million commitments to Greenhill Capital Partners and (ii) the establishment of new merchant banking funds in which we, as the general partner, expect to make certain principal investments. Until the remaining proceeds of our initial public offering are used for these purposes, we expect to invest them in U.S. Government securities, other short-term, highly-rated debt securities and money market funds.

     Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements.

     We had total commitments (not reflected on our balance sheet) relating to future principal investments in Greenhill Capital Partners of $20.3 million as of June 30, 2004. Subsequently, on July 1, 2004, we funded $6.8 million of this amount as part of a capital call from Greenhill Capital Partners to fund several pending investments, which reduced our cash balance and remaining commitments. Further capital calls may be made at any time through June 2005, unless the investment period is extended by the managing general partner for up to a two year period in accordance with the partnership agreement.

Cash Flows

     In the first half of 2004, our cash and cash equivalents increased by $59.0 million compared to December 31, 2003. We received approximately $90 million in estimated net proceeds from our initial public offering, partially offset by distributions to members of earnings prior to the initial public offering of $31.2 million and net repayments of borrowings of $1.5 million. We generated $4.2 million from operating activities. We used $3.3 million in investing activities, including $3.9 million in purchases of property and equipment, primarily for the build-out of additional office space in New York, and $2.3 million in the purchase of a new investment in Greenhill Capital Partners, partially offset by distributions from our investments of $2.9 million.

     In the first half of 2003, our cash and cash equivalents decreased by $10.2 million compared to December 31, 2002. We generated $32.3 million from operating activities, primarily from the collection of advisory fees receivable and the generation on revenues in the first half of 2003. We used $43.0 million in financing and investing activities, including $42.3 million in distributions to our members.

Market Risk

     Due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investment to short term cash investments, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk. Currently, we have a limited principal investment in Greenhill Capital Partners which is subject to equity price risk and other market risk. We have principal investments in Greenhill Capital Partners and may make investments in other similar vehicles, and we face exposure to changes in the estimated fair market value of the companies in which these funds invest. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 24% of our revenues for the six months ended June 30, 2004 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates.

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

     We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Overrides are calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of outside investors. Future losses in the value of the fund’s investments may require amounts previously recognized as profit overrides to be reversed to the fund in future periods. Accordingly, merchant banking overrides are recognized as revenue only after material contingencies have been resolved.

Accounting Developments

     The Company adopted the revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities, in the first quarter of 2004. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of entities will be required. The adoption of FIN 46-R did not have a material impact on the Company financial position or results of operations. The adoption requires the Company to consolidate GCP Managing Partner, LP, the managing general partner of GCP. GCP Managing Partner, LP is responsible for managing GCP’s investments, subject to the approval of GCP, L.P., the other general partner of GCP, with respect to the sale or other disposition of GCP investments made prior to December 31, 2003. The Company does not consolidate GCP since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in GCP. Also, GCP Managing Partner, L.P. is subject to removal by a simple majority of unaffiliated third-party investors of GCP.

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

     On May 11, 2004, we issued 5,000,000 shares of our Common Stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on May 5, 2004 (Commission file number 333-113526). On May 12, 2004, our underwriters exercised their option to acquire an additional 750,000 shares of our Common Stock and we issued that additional number of shares of Common Stock on May 14, 2004. The offering has terminated, and all securities registered pursuant to our Registration Statement have been sold. The managing underwriter for the offering was Goldman, Sachs & Co. An aggregate of 5,750,000 shares of Common Stock were registered pursuant to the Registration Statement at an aggregate estimated offering price of $92,000,000 (based upon the estimated maximum price of $16.00 per share that was estimated by us in accordance with Rule 457(a) of the Securities Act of 1933, as amended, prior to the pricing of the initial public offering). A total of 5,750,000 shares of Common Stock were sold at an aggregate actual offering price of $100,625,000 (based upon the price of $17.50 per share at which the shares actually sold). The estimated amount of expenses incurred by us in connection with the issuance and distribution of the Common Stock (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses) and related transactions was approximately $11 million. The estimated net offering proceeds to us from the offering after subtracting these expenses was approximately $90 million. We used $16 million of the offering proceeds to repay debt outstanding under our senior credit facility; the remainder of the offering proceeds have been invested in U.S. government securities, other short-term, highly rated debt securities and money market funds. It is our expectation that the remaining proceeds of the offering will be used by us to fund our existing $20.3 million of commitments to Greenhill Capital Partners and the establishment of new merchant banking funds in which we, through our controlling interest in the general partner of the funds, expect to make certain principal investments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8 K

(a) Exhibits:		Page
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

(b) No Reports on Form 8-K were filed during the period from April 1, 2004 to June 30, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2004

GREENHILL& CO., INC.

By:	/s/ ROBERT F. GREENHILL

	Name:	Robert F. Greenhill
	Title:	Chairman and Chief Executive Officer

By:	/s/ JOHN D. LIU

	Name:	John D. Liu
	Title:	Chief Financial Officer