Form 10-Q
period 2004-09-30
GREENHILL & CO INC
filed 2004-11-10
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-32147

Greenhill & Co., Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0500737
(State of Incorporation)	(I.R.S. Employer
Identification No.)
300 Park Avenue, 23rd Floor	10022
New York, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number (212) 389-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No_X_

As of November 8, 2004, there were 30,740,654 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

ITEM NO.			PAGE

Part I. Financial Information

1	.	Condensed Consolidated Financial Statements (Unaudited)
		Condensed Consolidated Statements of Financial Condition as of December 31, 2003
		and September 30, 2004	4
		Condensed Consolidated Statements of Income for the three and nine months ended
		September 30, 2003 and 2004	5
		Condensed Consolidated Statement of Changes in Members’ Equity and
		Stockholders’ Equity for the nine months ended September 30, 2004	6
		Condensed Consolidated Statements of Cash Flows for the nine months ended
		September 30, 2003 and 2004	7
		Notes to Condensed Consolidated Financial Statements	8

2	.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	19

3	.	Quantitative and Qualitative Disclosures About Market Risk	26

4	.	Controls and Procedures	26

Part II. Other Information

1	.	Legal Proceedings	26

2	.	Unregistered Sales of Equity Securities and Use of Proceeds	27

3	.	Defaults Upon Senior Securities	27

4	.	Submission of Matters to a Vote of Security Holders	27

5	.	Other Information	27

6	.	Exhibits and Reports on Form 8-K
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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements of Financial Condition (unaudited)

	As of	As of

	December 31,	September 30,
	2003	2004

Assets
Cash and cash equivalents	$26,598,643	$82,000,648
Financial advisory fees receivable	16,397,989	21,264,908
Other receivables	559,673	1,087,245
Taxes receivable	438,483	3,401,430
Property and equipment (net of accumulated depreciation
and amortization of $21,854,686 at December 31, 2003
and $24,314,789 at September 30, 2004)	8,243,141	10,143,099
Investments	6,542,925	27,104,848
Due from affiliates	325,771	–
Other assets	1,531,373	1,222,021

Total assets	$60,637,998	$146,224,199

Liabilities, Members’ Equity and Stockholders’ Equity
Compensation payable	$11,898,637	$17,356,064
Accounts payable and accrued expenses	3,169,294	3,271,224
Taxes payable	1,640,368	7,174,628
Due to affiliates	–	1,445,044
Revolving bank loan	1,500,000	–

Total liabilities	18,208,299	29,246,960

Minority interest in net assets of affiliate	10,172,447	739,910
Members’ equity	32,257,252	–
Common stock, par value $0.01 per share, 100,000,000 shares
authorized, 0 and 30,750,000 shares issued and outstanding as
of December 31, 2003 and September 30, 2004, respectively	–	307,500
Restricted stock units	–	2,036,477
Additional paid-in capital	–	106,743,051
Retained earnings	–	6,496,599
Accumulated other comprehensive income	–	653,702

Stockholders’ equity	–	116,237,329

Total liabilities, minority interest, members’ equity and
stockholders’ equity	$60,637,998	$146,224,199

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2004	2003	2004

Revenues
Financial advisory fees	$31,151,633	$31,275,180	$83,114,135	$84,614,422
Merchant banking revenue	1,282,647	4,994,660	3,693,435	15,881,146
Interest income	13,524	228,706	264,881	421,647

Total Revenues	32,447,804	36,498,546	87,072,451	100,917,215

Expenses
Employee compensation and benefits	6,846,968	16,278,351	17,834,584	39,033,719
Occupancy and equipment rental	1,079,177	1,389,600	3,160,753	4,221,472
Depreciation and amortization	817,336	969,268	2,445,109	2,500,818
Information services	693,538	696,691	1,996,465	2,121,992
Professional fees	654,034	609,970	1,338,386	1,457,749
Travel related expenses	715,147	1,356,093	2,246,883	3,052,261
Other operating expenses	339,201	1,916,233	1,858,116	4,360,151

Total Expenses	11,145,401	23,216,206	30,880,296	56,748,162

Income before Tax and Minority Interest	21,302,403	13,282,340	56,192,155	44,169,053

Minority interest in net income of affiliate	6,690,993	-	17,336,596	6,487,050

Income before Tax	14,611,410	13,282,340	38,855,559	37,682,003

Provision for taxes	595,411	5,052,099	1,865,812	11,163,050

Net Income	$14,015,999	$8,230,241	$36,989,747	$26,518,953

Average common shares outstanding:
Basic	n/a	30,829,458	n/a	28,050,657
Diluted	n/a	30,851,693	n/a	28,067,517
Earnings per share
Basic	n/a	$0.27	n/a	$0.95
Diluted	n/a	$0.27	n/a	$0.94

Pro forma average shares outstanding (see
Note 11):
Basic	25,000,000	30,829,458	25,000,000	28,050,657
Diluted	25,000,000	30,851,693	25,000,000	28,067,517
Pro forma earnings per share (see Note 11):
Basic	$0.31	$0.27	$0.81	$0.80
Diluted	$0.31	$0.27	$0.81	$0.80

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statement of Changes in
Members’ Equity and Stockholders’ Equity (Unaudited)

		For the Nine Months Ended September 30, 2004

Members’ equity, January 1, 2004		$32,257,252
Contributed capital		27,500
Comprehensive income:
Net income prior to the Reorganization	$13,430,671
Other comprehensive income:
Foreign currency translation adjustment	(225,490)

Comprehensive income		13,205,181
Distributions		(31,223,511)
Exchange of members’ interests for shares of common stock		(17,784,148)
Transfer to other comprehensive income		(564,013)
Transfer to retained earnings		4,081,739

Members’ equity, September 30, 2004		-

Common stock, par value $0.01
Common stock, January 1, 2004		-
Exchange of partnership interests for shares of common stock		250,000
Common stock issued in initial public offering		57,500

Common stock, September 30, 2004		307,500

Restricted stock units
Restricted stock units, January 1, 2004		-
Restricted stock units recognized		2,036,477

Restricted stock units, September 30, 2004		2,036,477

Additional paid-in capital
Additional paid-in capital, January 1, 2004		-
Exchange of partnership interests for shares of common stock		17,534,148
Initial public offering of common stock		89,208,903

Additional paid-in capital, September 30, 2004		106,743,051

Retained earnings
Retained earnings, January 1, 2004		-
Transfer from members’ equity		(4,081,739)
Dividends		(2,509,944)
Net income subsequent to the Reorganization		13,088,282

Retained earnings, September 30, 2004		6,496,599

Other comprehensive income
Other comprehensive income, January 1, 2004		-
Transfer from members’ equity		564,013
Currency translation adjustment		89,689

Other comprehensive income, September 30, 2004		653,702

Total members’ equity and stockholders’ equity		$116,237,329

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Condensed Consolidated Statements Cash Flows (Unaudited)

	For the Nine Months Ended September 30,

	2003	2004

Operating activities:
Net income	$36,989,747	$26,518,953
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	2,445,109	2,500,818
Unrealized (gains) losses on investments	–	(12,493,428)
Restricted stock units recognized	–	2,036,477
Changes in operating assets and liabilities:
Financial advisory fees receivable	19,155,343	(4,866,919)
Due from affiliates	108,186	325,771
Taxes receivable	1,885,993	(2,962,947)
Other receivables	1,097,863	(527,572)
Other assets	(15,995)	269,353
Compensation payable	(1,549,571)	5,457,427
Accounts payable and accrued expenses	83,269	51,986
Minority interest in net assets of affiliate	(6,203,027)	(9,432,537)
Due to affiliates	–	1,445,044
Taxes payable	(1,250,000)	5,534,260

Net cash provided by operating activities	52,746,917	13,856,686
Investing activities:
Purchase of investment	(53,800)	(11,003,404)
Distribution from investments	100,000	2,934,909
Purchases of property and equipment	(743,948)	(4,360,061)

Net cash used in investing activities	(697,748)	(12,428,556)
Financing activities:
Proceeds of revolving bank debt	–	14,500,000
Repayment of revolving bank debt	–	(16,000,000)
Capital contributions	–	27,500
Dividends paid	–	(2,460,000)
Capital distributions	(56,756,754)	(31,223,511)
Proceeds from the issuance of common stock	–	89,266,403

Cash provided by (used in) financing activities	(56,756,754)	54,110,392

Effect of exchange rate changes on cash and cash equivalents	257,139	(136,517)

Net increase (decrease) in cash and cash equivalents	(4,450,446)	55,402,005
Cash and cash equivalents, beginning of period	17,939,073	26,598,643

Cash and cash equivalents, end of period	$13,488,627	$82,000,648

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$172,422

Cash paid (received) for taxes, net of refunds	$843,034	$9,742,680

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization

     Effective May 11, 2004 (the “Reorganization Date”), Greenhill & Co. Holdings, LLC (“Holdings”), a New York limited liability company, merged with Greenhill & Co., Inc., a Delaware corporation (the merger and the other related transactions effected by Holdings and its affiliates in anticipation of the initial public offering are referred to collectively as the “Reorganization”). The surviving corporation in the merger, Greenhill & Co., Inc., completed its initial public offering on the same day. In the offering, Greenhill & Co., Inc, issued 5,750,000 shares of common stock and received estimated net proceeds of approximately $89 million. The Reorganization is described in greater detail in the Company’s Registration Statement on Form S-1 (Commission file number 333-113526) filed with the Securities and Exchange Commission. Greenhill & Co., Inc. (formerly Holdings), together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London and Frankfurt.

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

     GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (“GCI”), through its controlling membership interest. GCI is engaged in investment banking activities, principally in Europe, and is subject to regulation by the U.K. Financial Services Authority (“FSA”). GCE’s wholly-owned subsidiary, Greenhill & Co. GmbH (“GmbH”), which operated in Germany and provided corporate advisory services to both G&Co and GCI was merged into Greenhill & Co. KG as of November 2, 2004.

     GCP, LLC is a registered investment adviser under the Investment Advisers Act of 1940. GCP, LLC provides investment advisory services to GCP, a private equity fund that invests in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP are third parties. However, the Company and Managing Directors and employees of the Company have also made investments in GCP.

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

     The interests in GCP Managing Partner, L.P. held directly by various Managing Directors are represented as minority interests in the accompanying consolidated financial statements.

Revenue Recognition

Financial Advisory Fees

     The Company recognizes advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of its engagement letters. Retainer fees are recognized as advisory fee income over the period in which the related service is rendered.

     The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $0.9 million and $0.5 million for the three months ended September 30, 2003 and 2004, respectively, and $2.1 million and $2.0 million for the nine months ended September 30, 2003 and 2004, respectively.

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

     The Company recognizes merchant banking overrides when certain financial returns are achieved over the life of the fund. Overrides are calculated as a percentage of the profits earned by each fund. Future losses (if any) in the value of the fund’s investments may require amounts previously recognized as overrides to be adjusted downwards. Accordingly, merchant banking overrides are recognized as revenue only after material contingencies have been resolved. See Note 3 – Investments for further discussion of the GCP revenues recognized.

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

     In accordance with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, the restricted stock units with future service requirements are recorded as compensation expense generally over a five-year service period following the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The Company records dividend equivalents on outstanding restricted stock units that are expected to vest in stockholders’ equity.

     Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Earnings per Share

     The Company calculates earnings per share (EPS) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Common shares outstanding gives effect to (i) the 25,000,000 shares issued in connection with the Reorganization as if such issuance had occurred on January 1, 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering and (iii) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by an accelerated method over the life of the assets, which range from three to seven years. Amortization of leasehold improvements is computed by the straight-line method over the lesser of the life of the asset or the term of the lease.

Provision for Taxes

     After the Reorganization, the Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company’s deferred tax assets and liabilities are presented as a component of “Other Assets” and “Taxes Payable”, respectively, on the condensed consolidated statements of financial condition.

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

Cash Equivalents

     The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents on deposit with various financial institutions to limit the amount of credit exposure to any one financial institution or lender. At December 31, 2003 and September 30, 2004, the carrying value of the Company’s financial instruments approximated fair value.

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

Summarized financial information for the combined GCP funds, in their entirety, are as follows:

	As of

	December 31, 2003	September 30, 2004

	(in thousands)
Portfolio Investments	$189,371	$457,574
Total Assets	221,653	513,591
Total Liabilities	88	179
Partners’ Capital	221,565	513,412

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2004	2003	2004

		(in thousands)
Revenues
Net unrealized gain (loss) on investments	$(15,589)	$86,254	$(22,836)	$297,413
Net realized gain (loss) on investments	(953)	2,344	(2,959)	5,676
Investment income	206	618	766	5,008
Expenses	1,074	1,439	3,652	3,471

Net income (loss)	(17,410)	87,777	(28,681)	304,626

The Company’s Merchant Banking Revenue, by source, are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2004	2003	2004

		(in thousands)
Management fees	$1,283	$1,133	$3,693	$3,388
Net realized and unrealized gains on
investments in GCP	–	2,619	–	9,136
Merchant banking overrides	–	1,200	–	3,200
Other unrealized investment income	–	43	–	157

Merchant banking revenue	$1,283	$4,995	$3,693	$15,881

     The Company’s investments in GCP had carrying values of $5.9 million and $22.8 million at December 31, 2003 and September 30, 2004, respectively. This excludes the interests in GCP Managing

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Partner, L.P. held directly by various Managing Directors. See Note 2 - Summary of Significant Accounting Policies.

     The Company’s investment in GCP, L.P. had carrying values of $0.1 million and $3.4 million (including overrides) at December 31, 2003 and September 30, 2004, respectively. This investment represents approximately a 5% equity interest in GCP, L.P. The remaining 95% equity interest in GCP, L.P. is owned directly by individual employees of the Company.

     GCP LLC was granted options, with a carrying value of $0.2 million at September 30, 2004, as a transaction fee from a GCP portfolio company.

     In the third quarter of 2004, the Company funded $8.0 million of its outstanding commitment as part capital calls made by GCP. At September 30, 2004, the Company had commitments to invest up to $12.4 million in GCP. On October 20, 2004, GCP refunded a portion of the capital calls made in the third quarter. The Company received $4.0 million in refunded capital calls from GCP, and these funds are callable again, increasing the unfunded commitments to GCP on October 20, 2004 to $16.4 million. The remaining commitments will be funded as required through June 2005, the end of GCP’s investment period, unless the investment period is extended by the managing general partner for up to a two year period in accordance with the partnership agreement.

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

Note 4 – Related Parties

     At December 31, 2003, the Company had a receivable of $0.1 million due from GCP relating to expense reimbursements, which is included in due from affiliates. There were no receivables due from GCP at September 30, 2004.

     Barrow Street subleases office space from the Company, and reimburses the Company for the use of other facilities and participation in the Company’s health care plans. A firm owned by an executive of the Company also subleases airplane and office space from the Company.

     Included in compensation and benefits for the three and nine months ended September 30, 2004, is $0.2 million and $0.3 million, respectively, in expense related to the vesting of restricted stock units granted to the controlling parties of Barrow Street as part of the Company’s initial public offering.

     Due to affiliates at September 30, 2004 represents undistributed earnings to the U.K. members of GCI from the period prior to the Reorganization. The balance due to the U.K. members at the Reorganization Date of $1.4 million was recorded in minority interest as a distribution.

Note 5 – Revolving Bank Loan Facility

     On December 31, 2003, the Company obtained from a U.S. commercial bank an unsecured $16,000,000 revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on LIBOR plus 2.50 percent or, at the Company’s option, the prime rate. Generally, interest is payable monthly. The revolving

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

bank loan facility matures on September 30, 2005. In addition, at least annually, the Company must repay all loans borrowed under the facility, and it may not borrow again under the facility for a 30-day period following repayment.

     At December 31, 2003, there were borrowings of $1.5 million against the facility outstanding, maturing within one year. During the first quarter of 2004, an additional $14.5 million in borrowings were drawn against the facility. In May 2004, the $16.0 million of borrowings against the facility were repaid with a portion of the proceeds from the Company’s initial public offering, and there were no borrowings outstanding at September 30, 2004. A loan fee for the revolving bank loan facility of $40,000 is included in other assets. The loan fee is amortized ratably over the life of the facility.

Note 6 – Members’ and Stockholders’ Equity

     On September 14, 2004, a dividend of $0.08 per share was paid to shareholders of record on August 19, 2004. Dividend equivalents of $49,944 were recorded on the restricted stock units that are expected to vest. Additionally, in October 2004, the Board of Directors of the Company declared a quarterly dividend of $0.08 per share. The dividend will be payable on December 14, 2004 to the common stockholders of record on November 16, 2004.

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

     Other comprehensive income for the nine months ended September 30, 2003, includes a currency translation adjustment of $0.2 million.

Note 7 – Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended	Nine Months Ended

	September 30, 2004

	(in thousands, except per share amounts)

Numerator for basic and diluted EPS
– Earnings available to common stockholders	$8,230	$26,519

Denominator for basic EPS – weighted
average number of common shares	30,829	28,051
Effect of dilutive securities
Restricted stock units	23	17

Denominator for diluted EPS – weighted
average number of common shares and
dilutive potential common shares	$30,852	$28,068

Earnings per share:
Basic	$0.27	$0.95
Diluted	$0.27	$0.94

Note 8 – Income Taxes

     Prior to the Reorganization, the Company was not subject to U.S. federal or state income taxes, and GCI, as a limited liability partnership, was generally not subject to U.K. income taxes. However, the

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Company was subject to the 4.0% New York City Unincorporated Business Tax on its U.S. earnings. In addition, certain non-U.S. subsidiaries of the Company were subject to income taxes in their local jurisdictions. After the Reorganization, the Company is no longer subject to New York City Unincorporated Business Tax, but it is subject to federal, foreign, state and local corporate income taxes.

     The components of the provision for income taxes reflected on the condensed consolidated statements of earnings are set forth below:

	Three Months Ended	Nine Months Ended

	September 30, 2004

	(in thousands)
Income before tax and minority interest:
U.S.	$6,491	$27,442
Non-U.S.	6,791	16,727

Total income before tax and minority interest	13,282	44,169
Current taxes:
U.S. federal	962	2,646
State and local	1,000	2,399
Non-U.S.	2,371	3,406

Total current tax expense	4,333	8,451
Deferred taxes:
U.S. federal	964	3,056
State and local	(126)	(159)
Non-U.S.	(119)	(185)

Total deferred tax expense	719	2,712

Total tax expense	$5,052	$11,163

     Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. In connection with the Reorganization, the Company recognized a net deferred tax liability of $0.3 million primarily related to the valuation of net deferred tax liabilities recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2004 are set forth below:

As of September 30, 2004

(in thousands)
Deferred tax assets:
Compensation and benefits	$676
Depreciation and amortization	501

Total deferred tax assets	1,177
Deferred tax liabilities:
Unrealized gain on investments	3,889

Total deferred tax liabilities	3,889
Net deferred tax liability	$2,712

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

     A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective income tax rate is set forth below:

	Three Months	Nine Months
	Ended	Ended

	September 30, 2004

U.S. statutory tax rate	35.0%	35.0%
Increase related to state and local taxes, net of U.S.
income tax	4.3	3.6

Rate before one-time events	39.3	38.6
Rate benefit for period as a limited liability company	-	(17.9)
Foreign taxes	(1.3)	3.9
Recognition of deferred tax liability upon the change
in tax status	-	0.7

Effective income tax rate	38.0%	25.3%

     The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company generally was not subject to corporate taxes on its earnings prior to the Reorganization.

     For the three and nine months ended September 30, 2003, the Company’s provision for taxes related to local income taxes.

Note 9 – Regulatory Requirements

     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2004, G&Co’s net capital was $13.1 million, which exceeded its requirement by $12.0 million. G&Co’s aggregate indebtedness to net capital ratio was 1.22 to 1 at September 30, 2004. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

     GCI is subject to capital requirements of the FSA. As of September 30, 2004, GCI was in compliance with its local capital adequacy requirements.

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

     The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented approximately 96.0% and 85.7%, of the Company’s total revenues for the three months ended

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2003 and 2004, respectively, and 95.5% and 83.8% of the Company’s total revenues for the nine months ended September 30, 2003 and 2004, respectively.

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

Note 11 – Pro Forma Financial Information

The following are condensed pro forma consolidated statements of income for the three and nine months ended September 30, 2003 and 2004:

		Three Months Ended September 30,		Nine Months Ended September 30,

		2003	2004	2003	2004

	(a)	pro forma	actual	pro forma	pro forma

		(in thousands, except per share data)
Total Revenues		$32,448	$36,498	$87,072	$100,917

Compensation and benefits	(b)	14,602	16,278	39,182	45,267
Other expenses		4,298	6,938	13,045	17,714

Total expenses		18,900	23,216	52,227	62,981

Income before tax and minority interest		13,548	13,282	34,845	37,936
Minority interest in net income of subsidiary	(c)	–	–	–	–

Income before tax		13,548	13,282	34,845	37,936
Tax expense	(d)	5,690	5,052	14,635	15,406

Net income		$7,858	$8,230	$20,210	$22,530

Average common shares outstanding:	(e)
Basic		25,000	30,829	25,000	28,051
Diluted		25,000	30,852	25,000	28,068
Earnings per share:
Basic		$0.31	$0.27	$0.81	$0.80
Diluted		$0.31	$0.27	$0.81	$0.80

(a)	Prior to the Reorganization Date, the Company was a limited liability company and its historical earnings did not fully reflect the compensation expense the Company expects to pay its managing directors or taxes as a public corporation. Additionally, a portion of the Company’s earnings attributable to its European operations was recorded as minority interest. The Company believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects to pay as a corporation and eliminate the minority interest, more accurately depict the Company’s results as a public company. The three-month period ended September 30, 2004 was the first period in which the Company operated as a public company for the entire period, and the amounts presented above reflect actual results of operations for that period. The amounts for the nine months ended September 30, 2004 include the pro forma results of operations as if the Company operated as a public company during the period January 1, 2004 to the date of its public offering combined with the actual results of

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Condensed Consolidated Financial Statements (Unaudited)

operations for the period after the public offering. The amounts for the three and nine months ended September 30, 2003 reflect pro forma results of operations as if the initial public offering had occurred as of January 1, 2003.

(b)	Because the Company was a limited liability company prior to becoming a public corporation on the Reorganization Date, payments for services rendered by managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the Company includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the Company’s conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the Company’s initial public offering, as well as any additional restricted stock units awarded in the future. It is the Company’s policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although we retain the ability to change this policy in the future). An adjustments to increase compensation expense for the three months ended September 30, 2003 of $7.8 million has been made to record total pro forma compensation and benefits expense at 45% of total revenues, the estimated percentage of compensation for 2004. Adjustments to increase pro forma compensation expense for the nine months ended September 30, 2003 and 2004 of $21.3 million and $6.2 million, respectively, have been made to record total compensation and benefits expense at 45% of total revenues.

(c)	Prior to the Reorganization, the Company recorded as minority interest a portion of GCI’s earnings attributable to its European managing directors. Following the Reorganization, the Company no longer records minority interest relating to the European managing directors. For the three months ended September 30, 2003, historical income before tax has been increased by $6.7 million to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in GCI. For the nine months ended September 30, 2003 and 2004, historical income before tax has been increased by $17.3 million and $6.5 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in GCI.

(d)	Prior to the Reorganization, the Company was generally not subject to income taxes except in foreign and local jurisdictions. For the three and nine months ended September 30, 2003 adjustments of $5.1 million and $12.8 million, respectively were made to adjust the Company’s effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if the Company was a corporation on January 1, 2003. For the three months ended September 30, 2004, the Company operated as a Corporation and is subject to federal, foreign, state and local corporate taxes. The pro forma provision for income taxes for the nine months ended September 30, 2004 includes an adjustment of $4.2 million to reflect assumed federal, foreign, state and local income taxes as if the Company was a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering.

(e)	For 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the Reorganization in conjunction with the initial public offering as if it occurred on January 1, 2004 and (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering. For 2003 the pro forma number of common shares outstanding gives effect to the shares issued in connection with the Reorganization of the Company as if it occurred on January 1, 2003.

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

      In the first nine months of 2004, global volume of announced M&A transactions was $1,273 billion compared to $941 billion in the first nine months of 2003, a 35% increase1. Restructuring activity as measured by the dollar amount of debt defaults declined as there were 29 defaults recorded globally affecting $9.4 billion of debt in the first nine months of 2004 compared to 104 defaults on $52.4 billion of debt in the first nine months of 20032.

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

Results of Operations

Summary

     Our third quarter revenues of $36.5 million compare with revenues of $32.4 million for the third quarter of 2003, which represents an increase of $4.1 million or 13%. The increase was primarily due to greater merchant banking revenue in the third quarter of 2004 as compared to the same period in the prior year. On a year-to-date basis, revenue through September 30, 2004 was $100.9 million, compared to $87.1 million for the comparable period in 2003, representing an increase of $13.8 million or 16%. The increase in year-to-date revenues is primarily due to higher merchant banking revenue in 2004 compared to 2003.

     The Firm’s third quarter net income of $8.2 million compares with pro forma net income of $7.9 million in the third quarter of 2003, which represented an increase of $0.3 million or 4%. The increase was primarily due to greater revenue as discussed above, offset by higher non-compensation expenses (as described in more detail below). On a year-to-date basis, pro forma net income was $22.5 million through September 30, 2004, compared to pro forma net income of $20.2 million for the comparable period in 2003, which represents an increase of $2.3 million or 11%. The increase is primarily due to higher revenues, offset by higher non-compensation expenses. We had net income of $8.2 million and $14.0 million in the third quarters of 2004 and 2003, respectively. We had net income of $26.5 million and $37.0 million for the nine months ended September 30, 2004 and 2003, respectively.

     Prior to our initial public offering we operated as a limited liability company and our earnings did not fully reflect either the compensation expense we expect to pay our managing directors or the taxes that we expect to pay as a corporation. We believe that the pro forma results, which increase compensation expense and tax expense to amounts we expect to pay as a public corporation and eliminate minority interest, more accurately depict our results as a public company and provide the most meaningful basis for comparison among present, historical and future periods. The three months ending September 30, 2004 was the first period in which we operated as a public company for the entire period, and our earnings reflect the amount of actual compensation and tax expenses we will incur as a public corporation. See “Note 11- Pro Forma Financial Information” for an explanation of differences in pro forma amounts.

Revenues By Source

     The following provides a breakdown of our aggregate revenues by source for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively:

Revenue by Principal Source of Revenue

	Three Months Ended
	September 30, 2004		September 30, 2003

	Amount	% of Total	Amount	% of Total

		(in millions)
Financial Advisory	$31.3	86%	$31.1	96%
Merchant Banking Fund Management & Other	5.2	14%	1.3	4%

Total Revenues	$36.5	100%	$32.4	100%

	Nine Months Ended

	September 30, 2004		September 30, 2003

	Amount	% of Total	Amount	% of Total

		(in millions)
Financial Advisory	$84.6	84%	$83.1	95%
Merchant Banking Fund Management & Other	16.3	16%	4.0	5%

Total Revenues	$100.9	100%	$87.1	100%

Financial Advisory Revenues

     Financial Advisory Revenues consist of retainers and success fees earned in connection with advising companies in merger, acquisition, restructuring or similar transactions. We earned $31.3 million in Financial Advisory Revenue in the third quarter of 2004 compared to $31.1 million in the third quarter of 2003, which represents an increase of 1%. For the nine months ended September 30, 2004, Financial Advisory Revenues were $84.6 million compared to $83.1 million for the comparable period in 2003, representing an increase of 2%. We are experiencing increasing traditional merger and acquisition activity, as represented by an increase in the number of announced transactions in the third quarter of 2004 as compared to the same period in 2003. This increase in traditional merger and acquisition activity is helping to offset the decrease in revenues from transactions caused by financial distress.

     Completed transactions in the third quarter of 2004 included: Marsh & McLennan, Inc.’s acquisition of Kroll Inc.; the sale of WH Smith’s publishing business, Hodder Headline, to Hachette Livre S.A.; and the buyback of a minority interest by the Cayzer Trust Company Limited.

     Announced transactions in the third quarter of 2004 included: the sale of Schwab Soundview Capital Markets to UBS; the sale of LNR Property Corporation to Cerberus Capital Management LP; the sale by Ingersoll-Rand Company Ltd., of its Dresser-Rand business unit to First Reserve; the sale of Pegasus Satellite Television to DirecTV (advised unsecured creditors of Pegasus Communications), and the sale of Sea Pines Associates Inc. to the Riverstone Group, LLC.

Merchant Banking Fund Management and Other Revenues

     Merchant banking fund management revenue reflects asset management fees, net principal investments gains or losses and profit overrides.

     We earned $5.2 million in Merchant Banking & Interest Income in the third quarter of 2004 compared to $1.3 million in the third quarter of 2003, representing an increase of 300%. This increase is primarily due to unrealized principal investment gains in the Greenhill Capital Partners (GCP) portfolio as well as the recognition of profit overrides associated with gains in the GCP portfolio.

     In the first nine months of 2004, the Company earned $16.3 million in Merchant Banking & Interest Income compared to $4.0 million in the first nine months of 2003, an increase of 308%. These increases are primarily due to unrealized gains in our principal investments in Greenhill Capital Partners, including our proportionate share of the gain relating to the initial public offering of Global Signal Inc. (NYSE: GSL) in June, as well as the recognition of profit overrides associated with gains in the Greenhill Capital Partners portfolio. There were no gains (or losses) in our principal investments in Greenhill Capital Partners investment portfolio for the first nine months of 2003.

     The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the first nine months of 2004 is not necessarily indicative of revenue that may be realized in future periods.

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

     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(in millions)
Actual Compensation & Benefit Expense	$16.3	$6.8	$39.0	$17.8
% of Revenues	45%	21%	39%	20%
Pro Forma Compensation & Benefit Expense(a)	16.3	14.6	45.3	39.2
% of Revenues	45%	45%	45%	45%

Non-Compensation Expense:
Other Operating Expenses	6.0	3.5	15.2	10.6
Depreciation & Amortization	0.9	0.8	2.5	2.5

Total Non-Compensation Expense	6.9	4.3	17.7	13.1
% of Revenues	19%	13%	18%	15%

Total Actual Operating Expense	23.2	11.1	56.7	30.9
% of Revenues	64%	34%	56%	35%
Total Pro Forma Operating Expense(a)	23.2	18.9	63.0	52.3
% of Revenues	64%	58%	62%	60%

(a)	The three-month period ended September 30, 2004 was the first period in which we operated as a public company for the entire period. The amount for the three months ended September 30, 2004 reflects actual expenses; the amounts for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003 reflect pro forma expenses.

Compensation and Benefits

     Our Total Compensation and Benefits Expense in the third quarter of 2004 was $16.3 million, which reflects a 45% ratio of compensation to revenues, which is consistent with the compensation ratio we have applied since the completion of our IPO in May. One factor in determining compensation expense was the accounting impact of the introduction into our compensation packages of equity-related compensation in the form of restricted stock units. Our actual compensation and benefits expense for the nine months ended September 30, 2004 was $39.0 million. These amounts compare against $6.8 million and $17.8 million for the three months and nine months ended September 30, 2003, respectively.

     The principal component of our operating expenses is compensation and benefits expense. Because we were a limited liability company prior to our IPO, payments for services rendered by our managing directors generally were accounted for as distributions of members’ capital or minority interest expense rather than as compensation expense. As a result, our pre-IPO compensation and benefits expense did not reflect a large portion of payments for services rendered by our managing directors and understates the expected operating costs to be incurred as a public company.

As a corporation, we include all payments for services rendered by our managing directors in compensation and benefits expense.

     Total Compensation and Benefits Expense for the three months ended September 30, 2004 was $16.3 million, and on a pro forma basis, for the nine months ended September 30, 2004 was $45.3 million, compared to pro forma compensation and benefits expense of $14.6 million and $39.2 million for the three months and nine months ended September 30, 2003, respectively, which represent 12% and 16% increases, respectively. The pro forma analysis reflects a 45% ratio of compensation to revenues for the relevant periods, and the increases in 2004 over comparable prior year periods are due to the increased 2004 revenues.

Non-Compensation Expense

     Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, travel and entertainment, insurance, depreciation and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

     Our non-compensation expenses were $6.9 million in the third quarter of 2004, which compared to $4.3 million in the third quarter of 2003, representing an increase of 60%. The increase is related principally to the expansion of our office space ($0.5 million), increased recruiting efforts ($0.4 million), increased travel expenses ($0.6 million) and costs associated with operating as a public entity ($0.6 million). In addition, non-US operating costs increased approximately $0.2 million due to the decline in the relative value of the US dollar compared to the comparable period in 2003.

     For the first nine months of 2004, our non-compensation expenses were $17.7 million, which compared to $13.1 million in the first nine months of 2003, representing an increase of 35%. The increase is related principally to the expansion of our office space ($1.1 million), increased recruiting efforts ($0.9 million), increased travel expenses ($0.8 million) and costs associated with operating as a public entity ($1.0 million). In addition, non-US operating costs increased approximately $0.5 million due to the decline in the relative value of the US dollar compared to the comparable period in 2003.

     Non-compensation expense as a percentage of revenue in the three months and nine months ended September 30, 2004 were 19% and 18%, respectively. This compares to 13% and 15% for the three months and nine months ended September 30, 2003, respectively. The increase in these expenses as a percentage of revenue is principally related to the aforementioned increases in rent and leaseholds from new office space, increases in recruiting efforts and the costs of being a public company.

     As a public company, our costs for such items as insurance, accounting and legal advice have increased. We also incur costs that we have not previously incurred for director fees, investor relations expenses and various other costs of a public company. In the aggregate, we estimate that we will incur incremental costs on an annualized basis in excess of $3.1 million as a result of our conversion to a public company.

     The Firm’s non-compensation expense as a percentage of revenue can vary as a result of a variety of factors including fluctuation in quarterly revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, currency movements and other factors. Accordingly, the non-compensation expense as a percentage of revenue in any particular quarter may not be indicative of the non-compensation expense as a percentage of revenue in future periods.

Provision for Income Taxes

     The Provision for Taxes in the third quarter of 2004 was $5.1 million, which reflects a 38% effective tax rate. This compares to a pro forma Provision for Taxes in the third quarter of 2003 of $5.7 million based on an assumed tax rate of 42%. Actual taxes for the third quarter of 2003 were $0.6 million. The decrease in the effective tax rate in the third quarter of 2004 as compared to the same period in the prior year is due to the realization in 2004 of a higher proportion of foreign source earnings and investment income, which have relatively lower tax rates than U.S. advisory income.

     The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and merchant banking income earned in the tax jurisdictions in which the Firm operates and invests. Accordingly, the effective tax rate in any particular quarter may not be indicative of the effective tax rate in future periods.

     Prior to our initial public offering, Greenhill was a limited liability company and was not subject to U.S. federal or state income taxes and its U.K. controlled affiliate Greenhill & Co. International LLP, as a limited liability partnership, was generally not subject to U.K. income taxes. As of completion of our IPO in May 2004, we are subject to federal, foreign and state corporate income taxes.

     For the nine months ended September 30, 2004, on a pro forma basis assuming a blended tax rate of 41% for the period, our Provision for Taxes was $15.4 million. For the nine months ended September 30, 2003, the pro forma provision for taxes of $14.6 million reflected an assumed tax rate of 42%. Actual tax expense for the nine months ended September 30, 2004 and 2003 were $11.2 million and $1.9 million, respectively.

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

     As a result of our initial public offering in May 2004, we received estimated proceeds of approximately $89 million, net of the underwriters’ discount and estimated offering expenses. Prior to the initial public offering, we had debt of $16.0 million as a result of borrowings under our revolving credit facility. Proceeds from our initial public offering were used to repay this debt. In the third quarter of 2004, the Company funded from our initial public offering proceeds $8.0 million in commitments to Greenhill Capital Partners. We expect that the remaining proceeds from our initial public offering will be used for general corporate purposes, including (i) the funding of our remaining $12.4 million in commitments to Greenhill Capital Partners and (ii) the establishment of new merchant banking funds in which we, as the general partner, expect to make certain principal investments. Until the remaining proceeds of our initial public offering are used for these purposes, we expect to invest them in U.S. Government securities, other short-term, highly-rated debt securities and money market funds.

     Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements.

     We had total commitments (not reflected on our balance sheet) relating to future principal investments in Greenhill Capital Partners of $12.4 million as of September 30, 2004. On October 20, 2004, GCP refunded a portion of the capital calls made in the third quarter. The Company received $4.0 million in refunded capital calls from GCP, and these funds are callable again, increasing the unfunded commitments to GCP on October 20, 2004 to $16.4 million. Further capital calls may be made at any time through June 2005, depending on the timing and level of investments by GCP, although we do not expect these commitments to be drawn in full.

     Our Board of Directors has authorized the repurchase of up to $10.0 million of common stock to initiate our common stock repurchase program, with the primary objective of repurchasing equity that is issued as part of compensation pursuant to our equity compensation plan.

Cash Flows

     In the nine months ended September 30, 2004, our cash and cash equivalents increased by $55.4 million compared to December 31, 2003. We received approximately $89 million in estimated net proceeds from our initial public offering, partially offset by distributions to members of earnings prior to the initial public offering of $31.2 million and net repayments of borrowings of $1.5 million. We generated $13.9 million from operating activities. We used $12.4 million in investing activities, including $4.4 million in purchases of property and equipment, primarily for the build-out of additional office space in New York, $11.0 million in new investments in Greenhill Capital Partners ($10.3 million was invested by the Company and $0.7 million was invested by the other investors in GCP Managing Partner, L.P.), partially offset by distributions from our investments of $2.9 million.

     In the nine months ended September 30, 2003, our cash and cash equivalents decreased by $4.5 million compared to December 31, 2002. We generated $52.7 million from operating activities, primarily from the collection of advisory fees receivable and the generation on revenues in the first nine months of 2003. We used $57.5 million in financing and investing activities, including $56.8 million in distributions to our members.

Market Risk

     Due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investment to short term cash investments, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk. Currently, we have a limited principal investment in Greenhill Capital Partners, which is subject to equity price risk and other market risk. We have principal investments in Greenhill Capital Partners and may make investments in other similar vehicles, and we face exposure to changes in the estimated fair market value of the companies in which these funds invest. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 25% of our revenues for the nine months ended September 30, 2004 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates.

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

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

     On May 11, 2004, we issued 5,000,000 shares of our Common Stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on May 5, 2004 (Commission file number 333-113526). On May 12, 2004, our underwriters exercised their option to acquire an additional 750,000 shares of our Common Stock and we issued that additional number of shares of Common Stock on May 14, 2004. The offering has terminated, and all securities registered pursuant to our Registration Statement have been sold. The managing underwriter for the offering was Goldman, Sachs & Co. An aggregate of 5,750,000 shares of Common Stock were registered pursuant to the Registration Statement at an aggregate estimated offering price of $92,000,000 (based upon the estimated maximum price of $16.00 per share that was estimated by us in accordance with Rule 457(a) of the Securities Act of 1933, as amended, prior to the pricing of the initial public offering). A total of 5,750,000 shares of Common Stock were sold at an aggregate actual offering price of $100,625,000 (based upon the price of $17.50 per share at which the shares actually sold). The estimated amount of expenses incurred by us in connection with the issuance and distribution of the Common Stock (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses) and related transactions was approximately $11 million. The estimated net offering proceeds to us from the offering after subtracting these expenses was approximately $89 million. We used $16 million of the offering proceeds to repay debt outstanding under our senior credit facility and $8.0 million of the offering proceeds to fund commitments to Greenhill Capital Partners. The remainder of the offering proceeds have been invested in U.S. government securities, other short-term, highly rated debt securities and money market funds. It is our expectation that the remaining proceeds of the offering will be used by us to fund our existing $12.4 million of commitments to Greenhill Capital Partners and the establishment of new merchant banking funds in which we, through our controlling interest in the general partner of the funds, expect to make certain principal investments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:		Page
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award
	Notification – Five Year Ratable Vesting	29
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award
	Notification – Five Year Cliff Vesting	31
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the
	Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	33
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the
	Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	34
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004
GREENHILL & CO., INC.
	By:	/s/ ROBERT F. GREENHILL

		Name:	Robert F. Greenhill
		Title:	Chairman and Chief Executive
Officer
	By:	/s/ JOHN D. LIU

		Name:	John D. Liu
		Title:	Chief Financial Officer