Form 10-K
period 2004-12-31
GREENHILL & CO INC
filed 2005-03-11
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-32147

GREENHILL & CO., INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0500737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Park Avenue, 23rd Floor
New York, New York	10022
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (212) 389-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

     The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004, was approximately $221,778,339. The Registrant has no non-voting stock.

       As of March 8, 2005, 30,682,466 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2005 annual meeting of stockholders to be held on May 4, 2005 are incorporated by reference in response to Part III of this Report.

i

PART I

     When we use the terms “Greenhill”, “we”, “us”, “our”, “the company”, and “the firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries (formerly Greenhill & Co. Holdings, LLC and subsidiaries). Our principal subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking services in North America; Greenhill & Co.International LLP, a limited liability partnership which provides investment banking services in Europe and is regulated by the United Kingdom Financial Services Authority; and Greenhill Capital Partners, LLC, a registered investment advisor regulated by the Securities and Exchange Commission, through which we conduct our merchant banking business.

Item 1. Business

Overview

     Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London and Frankfurt.

     We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive of Smith Barney. Since its founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry or transaction specialities and each with a different set of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, raised a merchant banking fund in 2000, opened a Frankfurt office later in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. As of December 31, 2004, we had 26 managing directors and senior advisors globally.

Principal Sources of Revenue

      Our principal sources of revenue are financial advisory and merchant banking fund management.

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(in millions)
Financial Advisory	$130.9	$121.3	$107.4	$95.3	$107.0
Merchant Banking Fund Management & Other(1)	21.0	5.4	5.2	4.7	4.5

Total Revenue	$151.9	$126.7	$112.6	$100.0	$111.5

(1)	Merchant Banking Fund Management & Other includes interest income of $0.8 million, $0.4 million, $0.3 million, $0.8 million and $1.1 million in 2004, 2003, 2002, 2001 and 2000, respectively.

Financial Advisory

     We provide a broad range of advice to U.S. and non-U.S. clients in relation to mergers, acquisitions, restructurings and similar corporate finance matters and are involved at each stage of these transactions, from initial structuring to final execution. Our focus is on providing high-quality advice to senior executive management and boards of directors of prominent large and mid-cap companies in transactions that typically are of the highest strategic and financial importance to those companies. Non-U.S. clients are a significant part of our business, generating 46% and 52% of our total revenues in 2004 and 2003, respectively.

     We advise companies in a number of different situations, each of which entails the provision of a different package of services. When we advise companies in the potential acquisition of another company or certain assets, our services may include, depending on the situation:

  Evaluating potential acquisition targets;

  Providing valuation analyses;

  Evaluating and recommending financial and strategic alternatives;

  Advising as to the timing, structure and pricing of a proposed acquisition;

  Assisting in negotiating and consummating an acquisition;

  Analyzing and advising on potential financing for the transaction;

  Assisting in implementing an acquisition such as by acting as a dealer-manager if structured as a tender or exchange offer; and

  Rendering, if appropriate, a fairness opinion.

     When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services may include, depending on the situation:

  Evaluating and recommending financial and strategic alternatives with respect to a sale;

  Advising on the appropriate sales process for the situation;

  Assisting in preparing an offering memorandum or other appropriate sales materials;

  Identifying and contacting selected qualified acquirors;

  Advising as to the timing, structure and pricing of a proposed sale;

  Assisting in negotiating and consummating a proposed sale; and

  Rendering, if appropriate, a fairness opinion.

      For companies in financial distress, our services may include, depending on the situation:

  Reviewing and analyzing the business, operations, properties, financial condition and prospects of the company;

  Evaluating debt capacity;

  Assisting in the determination of an appropriate capital structure;

  Valuation analyses;

  Evaluating and recommending financial and strategic alternatives;

  If appropriate, providing financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan under Chapter 11 of the United States Bankruptcy Code or other similar court administered process in non-U.S. jurisdictions;

  Assisting in all aspects of the implementation of a such a plan, including coordinating with counsel;

  Advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization;

  Structuring any new securities, exchange offers, other consideration or other inducements to be offered and/or issued under a reorganization plan or out-of-court restructuring; and

  Assisting and participating in negotiations with entities or groups affected by a reorganization plan.

Merchant Banking Fund Management

     Our merchant banking fund management activities currently consist primarily of management of and investment in Greenhill Capital Partners, a family of merchant banking funds that invest in portfolio companies. Merchant banking funds are private investment funds raised from contributions by qualified institutional investors and financially sophisticated individuals. The funds make substantial, sometimes controlling, investments, generally in non-public companies and typically with a view toward divesting within 3 to 5 years. We pursue merchant banking fund management activities in addition to our financial advisory activities because: (i) our senior advisory professionals, and those we seek to recruit, are attracted by the opportunity to participate in merchant banking fund management, including the ability to invest in managed funds; and (ii) it allows us to further leverage our managing directors’ industry knowledge and client contacts. We believe we can pursue merchant banking opportunities without creating conflicts with our advisory clients by typically focusing on significantly smaller companies than those with respect to which we seek to provide financial advice. Our merchant banking funds typically invest in companies with valuations that are between $100 million and $500 million at the time of investment.

     The Chairman of Greenhill Capital Partners, LLC, the investment adviser to our Funds, is Robert H. Niehaus. Mr. Niehaus was previously a founding member and later Chief Operating Officer of the Merchant Banking Department of Morgan Stanley. Its investment committee also includes Scott L. Bok, Simon A. Borrows, Robert F. Greenhill and V. Frank Pottow. We, together with our managing directors, manage Greenhill Capital Partners through separate general partnerships.

     In June 2000, Greenhill Capital Partners raised its first fund with $423 million of commitments by investors, of which approximately $100 million was committed by the firm and our employees and $323 million was from outside investors. As of December 31, 2004, Greenhill Capital Partners had invested approximately $284 million of the $423 million of committed capital. After investment capital is raised, funds are invested over time as and when opportunities arise. In the ordinary course, several years may elapse between the time capital is invested and gains or losses are realized. In the interim, the investments in the funds are adjusted to fair value at the end of each quarter, which adjustments are reflected in our quarterly results. Greenhill is restricted by the terms of its agreements with its investors in Greenhill Capital Partners from participating in the management of a new fund with similar investment objectives until the commitments to the existing funds are terminated.

     Our merchant banking activities historically have generated revenue from fees earned for our management of Greenhill Capital Partners, which are calculated as a percentage of funds under management. Beginning in 2004, merchant banking also generated realized and unrealized revenues from our small portion of the override (earned when an investment is profitable over a specified return) of the profits earned on pre-2004 investments managed on behalf of outside investors, and gains on investments of our capital in merchant banking funds and other principal activities. While the firm does not intend to participate as a limited partner in any future funds, we expect the firm to make a significant financial commitment in connection with its role as the controlling member of the general partner of the funds. Any losses on a fund’s investments will offset any gains in that fund and reduce our merchant banking revenues accordingly. For a discussion of our participation in profit overrides with respect to the funds we manage, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-Merchant Banking Fund Management and Other Revenues”. Merchant Banking Fund Management and Other Revenues represented 14% of 2004 total revenues and 4% of 2003 total revenues.

     Prior to 2003, commitments to Greenhill Capital Partners were made by individual members and other professionals of Greenhill in their personal capacities rather than by Greenhill itself, and Greenhill had nominal capital committed to such funds. In late 2003, Greenhill purchased, for $6.7 million, limited partner interests in Greenhill Capital Partners relating to underlying investments with original invested capital of $7.2 million from outside investors. We also assumed from the same outside investors $3.9 million of related commitments to make future investments in Greenhill Capital Partners. In early 2004, we similarly purchased from an outside investor for $2.3 million an additional limited partner interest in Greenhill Capital Partners relating to underlying investments with original invested capital of $2.6 million and we assumed from the same outside investor $1.4 million of related commitments to make future investments in Greenhill Capital Partners. In addition, on January 1, 2004, we assumed from our members $15 million of their individual commitments to make future investments in Greenhill Capital Partners. In 2004, we funded approximately $4.0 million of these commitments, net of refunded and recallable capital calls. As of December 31, 2004, we had $16.4 million of commitments to Greenhill Capital Partners.

Employees

     We staff our assignments with a team of professionals with appropriate product and/or industry expertise. Our managing directors and senior advisors have an average of 23 years of relevant experience, and many of them are able to use this experience to advise on both mergers and acquisitions and restructuring transactions, depending on our clients’ needs. Our other professionals come from leading investment banking and educational institutions. We spend significant amounts of time training and mentoring our junior professionals. We generally provide our junior professionals with exposure to mergers and acquisitions, restructurings and merchant banking fund management to varying degrees, which provides us with the flexibility to allocate resources depending on the economic environment, and provides our bankers consistent transactional experience and a wide variety of experiences to assist in the development of business and financial judgment.

     As of December 31, 2004, Greenhill employed a total of 127 people (including our managing directors and senior advisors), of which 51 were based in our London or Frankfurt offices. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance.

Competition

     We operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients, and our list of clients with whom there is an active revenue-generating engagement, changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain a business dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

     The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are other investment banking firms, merchant banks and financial advisory firms. We compete with some of our competitors globally and with some others on a regional, product or niche basis. We compete on the basis of a number of factors, including transaction execution skills, our range of products and services, innovation, reputation and price.

     We believe our primary competitors in securing mergers and acquisitions and restructuring advisory engagements are Citigroup Inc., Credit Suisse First Boston Inc., Goldman Sachs Group, Inc., JPMorgan Chase & Co., Lehman Brothers Holdings Inc., Merrill Lynch & Co., Inc., Morgan Stanley, UBS A.G. and other bulge bracket firms as well as investment banking firms such as Blackstone Group, Houlihan Lokey Howard & Zukin and Lazard Ltd.

     As we expand our merchant banking business, we face competition both in the pursuit of outside investors for our merchant banking funds and to acquire investments in attractive portfolio companies. The activity of identifying, completing and realizing attractive private equity investments of the types our merchant banking funds have made and expect to make is competitive and involves a high degree of uncertainty. We may be competing with other investors and corporate buyers for the investments that we make.

     Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

     In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

Regulation

     Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our shareholders or creditors. In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. financial advisory business, is registered as a broker-dealer with the SEC and the National Association of Securities Dealers, Inc., or the NASD, and in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, the NASD, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC. Similarly, Greenhill & Co. International LLP, our controlled affiliated partnership with offices in the United Kingdom and Germany, through which we conduct our international financial advisory business, is also subject to regulation by the United Kingdom’s Financial Services Authority. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

     Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. Additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of operation and profitability of Greenhill.

     The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

     In addition, Greenhill Capital Partners, LLC is registered under the Investment Advisers Act of 1940. As such, Greenhill Capital Partners, LLC is subject to periodic examinations by the SEC.

     In 2003, we and several of our managing directors were investigated by the NASD, for failure to comply with certain continuing education requirements imposed on all registered broker-dealers and their licensed financial professionals. This investigation was resolved in January 2004 when we and two managing directors were censured and separately paid fines to the NASD of between $3,000 and $30,000. All of our managing directors are now in compliance with the NASD’s applicable continuing education requirements.

Where You Can Find Additional Information

     Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

     Our public internet site is http://www.greenhill-co.com. We will make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

Risk Factors

  Our ability to retain our managing directors is critical to the success of our business

     The success of our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our 27 managing directors and senior advisors, particularly the members of our Management Committee (which consists of Robert F. Greenhill, Scott L. Bok, Simon A. Borrows, Robert H. Niehaus, Timothy M. George, Michael A. Kramer, James R. C. Lupton and Colin T. Roy). Founded in 1996, our business has a limited operating history and, as a result, our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements, and forming and investing merchant banking funds. Accordingly, the retention of our managing directors is particularly crucial to our future success. The departure or other loss of Mr. Greenhill, our founder, Chairman and Chief Executive Officer, or the departure or other loss of any other member of our Management Committee or any other managing director, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements and conduct our merchant banking business, which would materially adversely affect our results of operations.

     In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. There is no guarantee that the compensation arrangements, non-competition agreements and lock-up agreements we have entered into with our managing directors are sufficiently broad or effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under these agreements.

  Our conversion to corporate form may adversely affect our ability to recruit, retain and motivate key employees

     Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition for qualified employees in the financial services industry is intense. Our continued ability to compete effectively in our business depends on our ability to attract new employees and to retain and motivate our existing employees.

     In connection with the conversion of Greenhill from a limited liability company to corporate form, our managing directors and their affiliated entities received 100% of the common stock of Greenhill & Co., Inc. (or 25,000,000 shares) in exchange for their membership interests. Our managing directors and their affiliated entities currently own approximately 81.3% of the Company. Ownership of and the ability to realize equity value from our common stock, unlike that of membership interests in Greenhill, are not dependent upon a managing director’s continued employment and our managing directors are no longer restricted from leaving Greenhill by the potential loss of all of the value of their ownership interests. These shares of common stock are subject to certain restrictions on transfer and a portion are pledged to secure the liquidated damages provision in each managing director’s non-competition and pledge agreement. However, these agreements will survive for only a limited period after termination of services to Greenhill (one year in most cases) and will permit our managing directors to leave Greenhill without losing any of their shares of common stock if they comply with these agreements. Consequently, the steps we have taken to encourage the continued service of these individuals may not be effective. The long term impact of our conversion to corporate form on our employee retention and recruitment is uncertain.

  A substantial portion of our revenues are derived from advisory fees

     We have historically earned a substantial portion of our revenues from advisory fees paid to us by our clients, in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented 86% and 96% of our total revenues in 2004 and 2003, respectively. Unlike diversified investment banks, we do not have significant alternative sources of revenue, such as securities trading or underwriting. We expect that our reliance on advisory fees will continue for the foreseeable future and a decline in our advisory engagements or the market for advisory services generally would have a material adverse effect on our business and results of operations.

  Our merger and acquisition and restructuring advisory engagements are singular in nature and do not provide for subsequent engagements

     Our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific merger or acquisition transactions or restructuring projects, rather than under exclusive long-term contracts. As these transactions are singular in nature and our engagements are not likely to recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding or any other period. In addition, when an engagement is terminated, whether due to the cancellation of a transaction due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs that we incurred prior to that termination.

  A high percentage of our total revenues are derived from a few clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results

     Each year, we advise a limited number of clients. Our top ten clients accounted for over 50% of our total revenues in each of the last three years and our largest clients accounted for 10% and 17% of our total revenues in 2004 and 2003, respectively. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation of one lost mandate or the failure of one transaction or restructuring on which we are advising to be completed can be significant.

  There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price

     We can experience significant variations in revenues and profits during the year. These variations can generally be attributed to the fact that our revenues are earned in large amounts throughout the year generally upon the successful completion of a transaction or restructuring, the timing of which is uncertain and is not subject to our control. Compared to our larger, more diversified competitors in the financial services industry, we generally experience even greater variations in our revenues and profits. This is due to our dependence on a relatively small number of transactions for most of our revenues, with the result that our earnings can be significantly affected if any particular transaction is not completed successfully, and to the fact that we lack other, more stable sources of revenue in material amounts, such as brokerage and asset management fees, which could moderate some of the volatility in advisory revenues. As a result, it may be difficult for us to achieve steady earnings growth on a quarterly basis, which could adversely affect our stock price.

     In addition, in many cases we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, in many cases we do not receive any advisory fees, other than the reimbursement of certain out-of-pocket expenses. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our stock price.

  Difficult market conditions could adversely affect our business in many ways

     Adverse market or economic conditions would likely affect the number and size of transactions on which we provide mergers and acquisitions advice and therefore adversely affect our financial advisory fees. As our operations in the United States and the United Kingdom have historically provided most of our revenues and earnings, our revenues and profitability are particularly affected by economic conditions in these countries.

     In the past, we have derived a substantial share of our revenues from providing investment banking advisory services to the communications and media, consumer goods, retail and financial services sectors. Any slowdown of activity in these sectors could have an adverse effect on our earnings. Although the impact is offset to varying degrees by increased restructuring activity.

     Adverse market or economic conditions as well as a slowdown of activity in the sectors in which the portfolio companies of our merchant banking funds operate could have an adverse effect on the earnings of those portfolio companies, and therefore, our earnings, especially in the future as we seek to increase our merchant banking fund management revenues.

  If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services declines, our revenues and profitability could suffer

     During the period when mergers and acquisitions activity decline and debt defaults increase, we increasingly rely on the provision of restructuring and bankruptcy advisory services as a source of new business. We provide various restructuring and restructuring-related advice to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions and the availability and cost of debt and equity financing.

     If demand for our restructuring services decreases, we could suffer a decline in revenues, which could lower our overall profitability.

  We are seeking to expand our merchant banking fund management business, which will entail increased levels of investments in high-risk, illiquid assets

     We are seeking to expand our merchant banking fund management business by establishing new merchant banking funds. Our revenues from this business are primarily derived from management fees calculated as a percentage of committed capital and/or assets under management and profit overrides, which are earned if investments are profitable over a specified threshold. Our ability to form new merchant banking funds is subject to a number of uncertainties, including adverse market or economic conditions, competition from other fund managers, and the ability to negotiate terms with major investors.

     In addition, we, through our controlling interest in the general partner of the funds, expect to make certain principal investments in our new funds. We expect to use a portion of the proceeds from the initial public offering in May 2004 for that purpose. The kinds of investments made by these funds are generally in relatively high-risk, illiquid assets. Contributing capital to these funds is risky and we may lose some or all of the principal amount of our investments, and because it may take several years before attractive investment opportunities are identified, some or all of the capital committed by us to these funds has been and is likely to continue to be invested in U.S. government securities, other short-term, highly-rated debt securities and money market funds that have traditionally offered investors relatively lower returns until we identify attractive investment opportunities.

     Given the nature of the investments contemplated by Greenhill Capital Partners, there is a significant risk that Greenhill Capital Partners will be unable to realize its investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in national or international economic conditions and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.

     Greenhill Capital Partners will typically invest in securities of a class that are not publicly-traded. In many cases Greenhill Capital Partners may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or otherwise be restricted from disposing of such securities. Greenhill Capital Partners will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In particular, the Greenhill Capital Partners’ ability to dispose of investments is heavily dependent on the initial public offering market, which fluctuates in terms of both volume of transactions as well as the types of companies which are able to access the market. Furthermore, the types of investments made may require a substantial length of time to liquidate.

     In addition, the investments in these funds are adjusted for accounting purposes to fair value at the end of each quarter and our allocable share of these gains or losses will affect our revenue even though such market fluctuations may have no cash impact, which could increase the volatility of our quarterly earnings. It takes a substantial period of time to identify attractive merchant banking opportunities, to raise all the funds needed to make an investment and then to realize the cash value of our investment through resale. Even if a merchant banking investment proves to be profitable, it may be several years or longer before any profits can be realized in cash.

  We face strong competition from far larger firms in part due to a trend toward consolidation

     The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a small investment bank, with 127 employees (including managing directors and senior advisors) on December 31, 2004 and total revenues of approximately $151.9 million in 2004. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

     The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the investment banking industry. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing we may be unable to compete for advisory clients in a significant part of the advisory market.

  Greenhill is controlled by its managing directors whose interests may differ from those of other shareholders

     Our managing directors and their affiliated entities collectively own approximately 81.3% of the total shares of common stock outstanding. Robert F. Greenhill and members of his family beneficially own approximately 25.4% of our common stock and the other members of our Management Committee own approximately 42.2% of our common stock.

     As a result of these shareholdings, the members of our Management Committee currently are able to elect our entire board of directors, control the management and policies of Greenhill and, in general, determine without the consent of the other shareholders the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of Greenhill. Our managing directors currently are able to prevent or cause a change in control of Greenhill.

  Employee misconduct could harm Greenhill and is difficult to detect and deter

     There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Our advisory business often requires that we deal with client confidences of the greatest significance to our clients, improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain advisory clients. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases.

  We may face damage to our professional reputation and legal liability to our clients and affected third parties if our services are not regarded as satisfactory

     As an investment banking firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial intermediaries have been increasing. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

  We are subject to extensive regulation in the financial services industry

     We, as a participant in the financial services industry, are subject to extensive regulation in the United States and elsewhere. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct our business. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. In addition, as a result of recent highly publicized financial scandals, the regulatory environment in which we operate may be subject to further regulation. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely affect our business.

  Legal restrictions on our clients may reduce the demand for our services

     New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may also adversely affect our businesses. For example, changes in antitrust enforcement could affect the level of mergers and acquisitions activity and changes in regulation could restrict the activities of our clients and their need for the types of advisory services that we provide to them.

  Our share price may decline due to the large number of shares eligible for future sale

     Sales of substantial amounts of common stock by our managing directors and other employees, or the possibility of such sales, may adversely affect the price of the common stock and impede our ability to raise capital through the issuance of equity securities.

     As of December 31, 2004, there were 30,740,654 shares of common stock outstanding, which is net of 9,346 shares of common stock held in treasury. Of these shares, the 5,750,000 shares of common stock sold in our initial public offering in May 2004 were freely transferable without restriction or further registration under the Securities Act of 1933. Subject to certain exceptions, the remaining 25,000,000 shares of common stock may not be sold until five years after the initial public offering date of May 11, 2004, except in one or more underwritten public offerings approved by our underwritten offering committee which consists of Robert F. Greenhill (who chairs the committee), Scott L. Bok and Simon A. Borrows. Approval of an underwritten offering by the committee will require approval of either the chair of the committee or the joint approval of the other two members of the committee, provided that in the first year after consummation of our initial public offering the number of shares so sold may not exceed 15% of the shares initially held by our managing directors. Accordingly, Robert Greenhill alone, or Scott Bok and Simon Borrows together, may permit a sale of shares of our common stock that could adversely affect the market price of our common stock. After five years, there will be no remaining contractual restrictions on resale. In addition, 9,109,691 shares of common stock held by Robert F. Greenhill through his affiliated entities, Lord James Blyth and Harvey R. Miller will be eligible for resale pursuant to Rule 144 after two years.

  The market price of our common stock may decline

     The price of the common stock may fluctuate widely, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, changes in general economic or market conditions and broad market fluctuations. Declines in the price of our stock may adversely affect our ability to recruit and retain key employees, including our managing directors.

  The historical and unaudited pro forma consolidated financial information in this Form 10-K may not permit you to predict our costs of operations

     The historical consolidated financial information in this Form 10-K for 2003 and prior years does not reflect the added costs that we currently incur as a public company or the changes that have occurred in our capital structure and operations as a result of our initial public offering. Because we historically operated through partnerships and limited liability companies prior to our transition to corporate form at the time of our initial public offering in May 2004, we paid little or no taxes on profits and paid limited salaries to our managing directors. In preparing our unaudited pro forma consolidated financial information, we deducted and charged to earnings estimated income taxes based on an estimated tax rate, which may be different from our actual tax rate in the future, and estimated salaries, payroll taxes and benefits for our managing directors. The estimates we used in our unaudited pro forma consolidated financial information may not be similar to our actual experience as a public corporation.

  We may be required to make substantial payments under certain indemnification agreements

     In connection with our initial public offering and conversion to corporate form in May 2004, we entered into agreements that provide for the indemnification of our managing directors, directors, officers and certain other persons authorized to act on our behalf against certain liabilities of our managing directors relating to the time they were members or partners of Greenhill & Co. Holdings, LLC or its affiliates, and certain tax liabilities of our members that may arise in respect of periods prior to the offering when we were a limited liability company. We may be required to make substantial payments under these indemnification agreements, which could adversely affect our financial condition.

Cautionary Statement Concerning Forward-Looking Statements

     We have made statements under the captions “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors”.

     These risks are not exhaustive. Other sections of this Form 10-K may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations.

       Forward-looking statements include, but are not limited to, the following:

  the statements about (i) our expectation that our total compensation and benefits, including that payable to our managing directors, will not exceed 50% of total revenues in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Compensation and Benefits” and “Notes to Consolidated Financial Statements—Pro Forma Financial Information” and (ii) our expectation to make certain principal investments and our expectation of revenues from a profit override and from gains on investments of our capital beginning in 2004 in “Business—Principal Sources of Revenue—Merchant Banking Fund Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”;

  the statement about our expectation of benefits from a sustained increase in M&A volume in
  “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Business Environment”;

  the statement about our expectation of a decline in financial distressed-driven business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Advisory Revenues”;

  the statements about our belief that a firm focused on advisory activities can be highly profitable and grow rapidly in “Business—Overview”; and

  the discussion of our ability to meet liquidity needs without maintaining significant cash balances in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Item 2. Properties

     We occupy three offices, all of which are leased. Our headquarters are located at 300 Park Avenue, New York, New York, and comprise approximately 50,000 square feet of leased space, pursuant to lease agreements expiring in 2010 (with options to renew for five years). In London, we lease approximately 8,250 square feet of office space at 56-58 Conduit Street pursuant to a lease agreement expiring in 2013. Our Frankfurt office is located at Neue Mainzer Strasse 52 and consists of approximately 6,000 square feet of leased space, pursuant to a lease agreement expiring in 2009.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2004.

EXECUTIVE OFFICERS

     Our executive officers are Robert F. Greenhill (Chairman and Chief Executive Officer), Scott L. Bok (U.S. President), Simon A. Borrows (Non-U.S. President), Robert H. Niehaus (Chairman, Greenhill Capital Partners), John D. Liu (Chief Financial Officer), Harold J. Rodriguez (Managing Director – Finance, Regulation & Operations, Chief Compliance Officer and Treasurer), and Ulrika Ekman (General Counsel and Secretary). Set forth below is a brief biography of each executive officer.

     Robert F. Greenhill, 68, our founder, has served as our Chairman and Chief Executive Officer since the time of our founding in 1996. Mr. Greenhill has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was chairman and chief executive officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley's newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley's investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley's management committee. Mr. Greenhill is also a member of the Investment Committee of Greenhill Capital Partners.

     Scott L. Bok, 45, has served as our U.S. President since January 2004 and as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Bok participated on the two-person administrative committee responsible for managing Greenhill's operations. Mr. Bok has also served as a Senior Member of Greenhill Capital Partners since its formation. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of various private companies. Mr. Bok is also a member of the Investment Committee of Greenhill Capital Partners.

     Simon A. Borrows, 46, has served as our Non-U.S. President since January 2004 and as a member of our Management Committee since its formation in January 2004. In addition, Mr. Borrows has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Borrows participated on the two-person administrative committee responsible for managing Greenhill's operations. Mr. Borrows joined Greenhill as a Managing Director in June 1998. Prior to joining

Greenhill, Mr. Borrows was the managing director of Baring Brothers International Limited (the corporate finance division of ING Barings), a position Mr. Borrows had held since 1995. Mr. Borrows was a director of Baring Brothers from 1989 to 1998. Prior to joining Baring Brothers in 1988, Mr. Borrows worked in the corporate finance department of Morgan Grenfell. Mr. Borrows is also a member of the Investment Committee of Greenhill Capital Partners.

     Robert H. Niehaus, 49, has served as the Chairman of Greenhill Capital Partners and as a Senior Member of Greenhill Capital Partners since June 2000. Mr. Niehaus has been a member of our Management Committee since its formation in January 2004. Mr. Niehaus joined Greenhill in January 2000 as a Managing Director to begin the formation of Greenhill Capital Partners. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a managing director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a $2.2 billion private equity investment fund, from 1992 to 1999, and was vice chairman and a director of Morgan Stanley Capital Partners III, L.P., a $1.8 billion private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the chief operating officer of Morgan Stanley's merchant banking department from 1996 to 1998. Mr. Niehaus is a director of American Italian Pasta Company, Global Signal Inc., and various private companies.

     John D. Liu, 36, became Chief Financial Officer and a Managing Director of Greenhill in January 2004. Mr. Liu joined Greenhill in May 1996 as an Associate. Mr. Liu was promoted to Vice President in January 2000 and to Principal in January 2002. Prior to joining Greenhill, Mr. Liu was an associate at Wolfensohn & Co., a mergers & acquisitions firm, from 1995 to 1996. Mr. Liu was an analyst in investment banking at Donaldson, Lufkin & Jenrette from 1990 to 1992.

     Harold J. Rodriguez, Jr., 49, has served as our Managing Director--Finance, Regulation and Operations and as our Chief Compliance Officer and Treasurer since January 2004. From November 2000 through December 2003, Mr. Rodriguez was Chief Financial Officer of Greenhill. Mr. Rodriguez has been with Greenhill since June 2000. Prior to joining Greenhill, Mr. Rodriguez was Executive Vice-President and Chief Financial Officer of MVL Group, Inc. from January 2000 to May 2000. Prior to that, Mr. Rodriguez was Vice President - Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked with Ernst & Young, where he was a senior manager specializing in taxation.

     Ulrika Ekman, 42, has served as our General Counsel and Secretary since May 2004. Prior to joining Greenhill, Ms. Ekman was a partner in the mergers and acquisitions group of the corporate department of Davis Polk & Wardwell, where she practiced law since 1990.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     As part of the reorganization prior to our initial public offering in May 2004, we issued shares of our common stock to the then managing directors of Greenhill & Co. Holdings, LLC. This issuance of shares of common stock was not registered under the Securities Act of 1933, as amended (the “Securities Act”), because the shares were offered and sold in transactions exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 thereunder.

     On May 11, 2004, we issued 5,000,000 shares of our Common Stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on May 5, 2004 (Commission file number 333-113526). On May 12, 2004, our underwriters exercised their option to acquire an additional 750,000 shares of our Common Stock and we issued that additional number of shares of Common Stock on May 14, 2004. The offering has terminated, and all securities registered pursuant to our Registration Statement have been sold. The managing underwriter for the offering was Goldman, Sachs & Co. An aggregate of 5,750,000 shares of Common Stock were registered pursuant to the Registration Statement at an aggregate estimated offering price of $92,000,000 (based upon the estimated maximum price of $16.00 per share that was estimated by us in accordance with Rule 457(a) of the Securities Act of 1933, as amended, prior to the pricing of the initial public offering). A total of 5,750,000 shares of Common Stock were sold at an aggregate actual offering price of $100,625,000 (based upon the price of $17.50 per share at which the shares actually sold). The amount of expenses incurred by us in connection with the issuance and distribution of the Common Stock (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses) and related transactions was approximately $11 million. The estimated net offering proceeds to us from the offering after subtracting these expenses was approximately $89 million. We used $16 million of the offering proceeds to repay debt outstanding under our senior credit facility and $8.0 million of the offering proceeds to fund commitments to Greenhill Capital Partners ($4.0 million net of refunded capital calls). The remainder of the offering proceeds have been invested in highly rated debt securities and money market funds. It is our expectation that the remaining proceeds of the offering will be used by us to fund our existing $16.4 million of commitments to Greenhill Capital Partners and the establishment of new merchant banking funds in which we, through our controlling interest in the general partner of the funds, expect to make certain principal investments.

     The principal market on which our common stock (ticker: GHL) is traded is the New York Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared since our initial public offering in May 2004.

	Fiscal 2004

	Sales Price		Dividends per share of common stock

	High	Low

Second quarter (since May 6, 2004)	$22.30	$18.40	$-
Third quarter	24.60	19.52	0.08
Fourth quarter	30.35	22.30	0.08

      As of March 8, 2005, there were approximately 1,050 holders of record of the firm’s common stock.

     On March 9, 2005, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $36.84 per share.

     The following table provides information as of December 31, 2004 regarding securities issued under our equity compensation plans that were in effect during fiscal 2004.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted— Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)

Equity compensation plans approved by security holders	None	—	—	—

Equity compensation plans not approved by security holders	Equity Incentive Plan(1)	658,827	(2)	19,341,173

Total		658,827		19,341,173

(1) Our Equity Incentive Plan was established prior to our initial public offering in May 2004 and, as a result, did not require approval by security holders.
(2) The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.

Share Repurchases in the Fourth Quarter of 2004

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

October 1 – October 31	None
November 1 – November 30	9,346	$22.6755	9,346	$9,788,074(3)
December 1 – December 31	None

(3)	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $10,000,000 in shares of our common stock, as announced on October 21, 2004.

Item 6. Selected Financial Data

	As of or for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share and number of employee data)
Statement of Income Data:
Total Revenues	$151,853	$126,679	$112,608	$99,964	$111,476
% Change from Prior Year	20%	12%	13%	(10%)	30%
Actual Compensation & Benefit
Expense	61,447	27,094	19,476	46,428	48,295
Non-Compensation Expense	26,898	18,924	17,319	18,739	14,657

Income Before Tax and Minority
Interest (a) (b)	63,508	80,661	75,813	34,797	48,524
Net Income	38,316	45,400	57,817	34,984	45,520
Diluted Earnings Per Share	1.33	n/a	n/a	n/a	n/a
Balance Sheet Data:
Total Assets	$177,016	$60,638	$63,794	$90,327	$57,490
Total Liabilities	49,273	18,209	14,363	38,230	23,604
Minority Interest	504	10,172	7,758	-	-
Stockholders’ and Members’ Equity	127,239	32,257	41,673	52,097	33,886
Pro Forma Data (unaudited) (a)
Pro Forma Income Before Tax(b)	$57,275	$50,749	$44,615	$36,241	$46,655
Pro Forma Net Income (c)(d)	34,327	29,435	25,877	21,020	27,060
% Change from Prior Year
Pro Forma Diluted Earnings Per Share	1.19	1.18	1.04	0.84	1.08
Pro Forma Diluted Average Common
Shares Outstanding(e)	28,789	25,000	25,000	25,000	25,000
Selected Data and Ratios (unaudited)
Income Before Tax and Minority
Interest as a Percentage of Revenues	42%	64%	67%	35%	44%
Revenues per Employee(f)	1,298	1,201	1,155	1,212	1,742
Employees(g):
United States	76	63	64	52	48
Europe	51	44	40	39	26

Total Employees	127	107	104	91	74

(a)	Prior to the initial public offering the company was a limited liability company and its earnings did not fully reflect the compensation expense the company pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the company’s earnings attributable to its European operations was recorded as minority interest. The company believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest, more accurately depict its results as a public company. The amounts for the year ended December 31, 2004 include the pro forma results of operations as if the company operated as a public company during the period January 1, 2004 to the date of its public offering combined with the actual results of operations for the period after the public offering. The amounts for the year ended December 31, 2003 and 2002 reflect pro forma results of operations as if the initial public offering had occurred as of January 1 of that year.

(b)	Because the company had been a limited liability company prior to the initial public offering, payments for services rendered by its managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the company includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the company’s conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the company’s initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the company’s policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the company retains the ability to change this policy in the future). Adjustments to increase compensation expense for the year ended December 31, 2004, 2003 and 2002 of $6.2 million, $29.9 million and $31.2 million, respectively, have been made to record total compensation and benefits expense at 45% of total revenues, consistent with the percentage of compensation paid in 2004 for the period after the initial public offering.

(c)	For the year ended December 31, 2004, 2003 and 2002, historical income before tax has been increased by $6.5 million, $32.2 million and $17.6 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in GCI.

(d)	As a limited liability company, the company was generally not subject to income taxes except in foreign and local jurisdictions. The pro forma provision for income taxes for the year ended December 31, 2004 includes an adjustment of $4.2 million for assumed federal, foreign, state and local income taxes as if the company were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering. For the year ended December 31, 2003 and 2002, adjustments of $18.3 million and $18.4 million, respectively were made to adjust the company’s effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if it were a corporation on January 1, 2003 and 2002.

(e)	For 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the company in conjunction with the initial public offering as if it occurred on January 1, 2004, (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering and (iii) the 9,346 shares of treasury stock purchased by the Company. For 2003 and 2002 the pro forma number of common shares outstanding gives effect to the shares issued in connection with the reorganization of the company as if it occurred on January 1 of that year.

(f)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each period.

(g)	Includes our managing directors.

Reconciliation of Unaudited Pro Forma Data to Historical Financial Information

     The following table reconciles unaudited Pro Forma Income Before Tax to Income Before Tax and Minority Interest:

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Income Before Tax and Minority Interest	$63,508	$80,661	$75,813	$34,797	$48,524
Add back (deduct):
Historical Compensation and Benefits	61,447	27,094	19,476	46,428	48,295
Pro Forma Compensation and Benefits	(67,680)	(57,006)	(50,674)	(44,984)	(50,164)

Pro Forma Income Before Tax	$57,275	$50,749	$44,615	$36,241	$46,655

      The following table reconciles unaudited Pro Forma Net Income to Net Income:

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Net Income	$38,316	$45,400	$57,817	$34,984	$45,520
Add back (deduct):
Historical Compensation and Benefits	61,447	27,094	19,476	46,428	48,295
Pro Forma Compensation and Benefits	(67,680)	(57,006)	(50,674)	(44,984)	(50,164)
Minority Interest	6,487	32,223	17,649	-	-
Historical Taxes	18,705	3,038	347	(187)	3,004
Pro Forma Taxes	(22,948)	(21,314)	(18,738)	(15,221)	(19,595)

Pro Forma Net Income	$34,327	$29,435	$25,877	$21,020	$27,060

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     The majority of our revenues sources from our Financial Advisory business and we expect it to remain so for the near to medium term. The main driver of the Financial Advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. In addition, new managing director hires add incrementally to our revenue and income growth potential.

Business Environment

     Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors.” Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

     Financial Advisory revenues were $130.9 million in the year ended December 31, 2004 compared to $121.3 million in the year ended December 31, 2003, which represents an increase of 8%. At the same time, worldwide completed merger and acquisition, or M&A, volume for all corporations increased by 28%, from $1,218 billion in 2003 to $1,560 billion(1) in 2004, and aggregate advisory revenue reported by four leading investment banks that publicly disclose their advisory fee revenue increased by 50% from $2.8 billion in 2003 to $4.2 billion(2) in 2004. From a longer term perspective, our 2004 Financial Advisory revenues were 54% higher than in 1999, while the aggregate advisory revenue reported by those four leading firms was 29% lower than in 1999.

     Although we may benefit from any sustained increase in M&A volume, we have been and will continue to be constrained by the relatively small size of our firm and we may not grow as rapidly as our principal competitors. In

(1) Source: Thomson Financial as of February 16, 2005.
(2) Data for three of the four investment banks reflect November fiscal year ends.

addition, some of the benefits we expect to experience in connection with the recent increase in M&A volume will be partially offset by the current decline in restructuring activity.

Results of Operations

      The following tables set forth data relating to Greenhill’s sources of revenue:

Revenue by Source

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(in millions)
Financial Advisory	$130.9	$121.3	$107.4	$95.3	$107.0
Merchant Banking Fund Management & Other	21.0	5.4	5.2	4.7	4.5

Total Revenue	$151.9	$126.7	$112.6	$100.0	$111.5

Financial Advisory Revenue by Client Location

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

United States	54.5%	47.8%	61.2%	41.4%	34.7%
Europe	42.7%	44.0%	31.2%	52.7%	62.0%
Latin America & Other	2.8%	8.2%	7.6%	5.9%	3.3%

Financial Advisory Revenue by Industry

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

Communications & Media	29.4%	24.1%	26.1%	20.4%	45.5%
Consumer Goods & Retail	24.8%	26.1%	15.4%	34.1%	7.4%
Financial Services	17.3%	15.0%	12.8%	11.2%	21.7%
Technology	0.5%	7.1%	6.6%	11.2%	12.2%
Energy & Utilities	9.7%	9.3%	6.1%	0.8%	3.0%
Lodging & Leisure	3.7%	0.6%	2.5%	5.4%	3.1%
General Industrial & Other	14.6%	17.8%	30.5%	16.9%	7.1%

Financial Advisory Revenues

     We operate in a highly competitive environment where there are no long-term contracted sources of revenue, and each revenue-generating engagement, which typically relates to only one potential transaction, is separately awarded and negotiated. Our list of clients, and our list of clients with whom there is a currently active revenue-generating engagement, changes continually. We gain new clients each year through our business development initiatives, by recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

     We earn a majority of our Financial Advisory revenue from completion fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing and failure to achieve necessary regulatory approvals. In certain client engagements, often those involving financially distressed companies, we earn a significant portion of our revenue in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment but are not necessarily linked to the end result.

     We do not allocate our Financial Advisory revenue by type of advice rendered (M&A, restructuring or other) because of the complexity of the assignments for which we earn revenue. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed client. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring. Finally, an M&A assignment can be received from a relationship that derives from a prior restructuring assignment, and vice versa.

     2004 versus 2003. Financial Advisory revenues were $130.9 million in the year ended December 31, 2004 compared to $121.3 million in the year ended December 31, 2003, which represents an increase of 8%. The increase reflected the recovery in M&A market volume and our continued business development efforts. As expected, the volume of financial-distress related business declined in 2004, partially offsetting the increase in traditional M&A activity.

      Prominent advisory assignments completed in 2004 include:

  the sale of certain assets by Akzo Nobel N.V.;

  the acquisition of the propane operations of Star Gas Partners, L.P. by Inergy, L.P.;

  the sale by Ingersoll-Rand Company Ltd., of its Dresser-Rand business unit to First Reserve;

  the sale of Schwab Soundview Capital Markets to UBS;

  the sale of Warner-Chilcott to Waren Acquisition Ltd., which is a private equity buyout group led by JP Morgan Chase and CS First Boston; and

  the sale of WH Smith’s publishing business, Hodder Headline, to Hachette Livre S.A.

     We earned advisory revenue from 47 different clients in 2004, compared to 39 in 2003; 32 of those clients had not produced any 2003 revenue. We earned $1 million or more from 25 of those clients in 2004, compared to 31 in 2003. The ten largest fee-paying clients in 2004 constituted 53% of our total revenue, and only one of those clients had in any prior year been among our ten largest fee-paying clients. We had one client that constituted approximately 10% of total revenue in 2004. Our revenues in 2004 attributable to this client related to an engagement that was singular in nature, like all of our other advisory engagements.

     2003 versus 2002. We earned Financial Advisory revenues of $121.3 million in 2003, an increase of 13% compared to 2002. At the same time, worldwide completed M&A volume for all corporations decreased by 10%, from $1,352 billion to $1,129 billion3, and aggregate advisory revenues reported by Goldman Sachs, Lehman Brothers, Merrill Lynch and Morgan Stanley declined by 22%, from $3.6 billion to $2.8 billion. The increase in our Financial Advisory revenues reflected our business development efforts and continued high levels of M&A and restructuring transactions involving financially distressed companies, which was the principal driver of our Financial Advisory revenues in 2002 and 2003.

      Prominent advisory assignments completed in 2003 include:

  the restructuring of AT&T Canada Inc.;

  the restructuring and sale of assets of Bethlehem Steel Corporation;

  the sale of Debenhams plc to a consortium of private equity investors;

  the sale of certain assets of Electronic Data Systems Corporation to Fiserv Inc.; and

3 Source: Thomson Financial as of February 16, 2005.

  the sale of Wella AG to The Procter & Gamble Company.

     We earned advisory revenue from 39 different clients in 2003, compared to 43 in 2002; 18 of those clients did not produce any 2002 revenue. We earned $1 million or more from 31 of those clients in 2003, compared to 30 in 2002. In 2003, the ten largest fee-paying clients constituted 55% of our total revenue, and none of those ten clients had in any prior year been among our ten largest fee-paying clients. We had one client in 2003 that individually constituted more than 10% of total revenue, and this client accounted for 17% of total revenue. Our revenues in 2003 attributable to this client related to an engagement that was singular in nature, like all of our other advisory engagements.

  Merchant Banking Fund Management and Other Revenues

     Our Merchant Banking Fund Management activities currently consist of the management of Greenhill’s private equity funds, Greenhill Capital Partners, and principal investments by Greenhill in Greenhill Capital Partners. Until recently, our investments in Greenhill Capital Partners generally were made only by our members and other professionals for their own accounts. In October 2003, we began to make principal investments in material amounts through our predecessor, Greenhill & Co. Holdings, LLC. Prior to 2004, our Merchant Banking Fund Management activities historically had generated revenue almost entirely from fees earned from our management of Greenhill Capital Partners, which were calculated as a percentage of committed capital of the funds under management. Beginning in 2004, Merchant Banking Fund Management generated modest unrealized revenues from our small portion of the override of the profits over a specified threshold earned on pre-2004 investments managed on behalf of outside investors. We also received income from gains on investments of our capital in Greenhill Capital Partners, and any other principal activities. Any losses on a fund’s investments will offset any gains in that fund and reduce our Merchant Banking Fund Management revenues accordingly.

     We began earning asset management fees in 2000 when we formed Greenhill Capital Partners and raised a group of funds with $423 million of investment commitments. Of that amount, 20% was from members and other professionals of Greenhill and does not bear management fees, and 80% was from outside investors and does bear management fees (typically between 1.25% and 1.50% of committed capital). Effective in 2003, the portion bearing management fees declined to 76.5% as a result of our purchase of certain outside investors’ interests. No later than July 1, 2005, which is the fifth anniversary of the establishment of the funds and the end of the commitment period (or earlier if our commitment period is terminated earlier), management fees on the outside investors’ portion of the fund will be calculated at 1.0% of invested capital.

     Participation in profit overrides, calculated as a percentage (typically 20%) of the profits over a specified threshold (typically 8%) earned by outside investors in investments by Greenhill Capital Partners, historically has been assigned principally to managing directors of Greenhill, and any profit override ultimately realized in relation to such investments will be paid directly to such individuals. For investments made by Greenhill Capital Partners beginning in 2004, one-half of the profit override has been assigned to Greenhill, with the remainder allocated directly to individuals at Greenhill involved in managing those funds. The amount of profit override earned by Greenhill in the future will depend on the profits (if any) ultimately generated on the portion of investments made by our funds in 2004 and thereafter that are attributable to outside investors.

     Prior to 2003, commitments to Greenhill Capital Partners were made by individual members and other professionals of Greenhill in their personal capacity rather than by Greenhill itself, and Greenhill had no investments in (or gains or losses from) such funds. In late 2003, we began to invest as principal alongside our investors, and as of December 31, 2004, we had made a total of $13.1 million of principal investments in, and $16.4 million of commitments to, Greenhill Capital Partners.

     In addition to our Merchant Banking Fund Management activities in connection with Greenhill Capital Partners, we invested in Barrow Street Capital, LLC, or Barrow Street Capital, a limited liability company that manages two real estate merchant banking funds. One of the two managing principals of Barrow Street Capital is Robert F. Greenhill, Jr., son of Robert F. Greenhill, Chairman and Chief Executive Officer of Greenhill. The investment in Barrow Street Capital was sold to the two managing principals of Barrow Street in March 2004 for book value.

     2004 versus 2003. For the year ended December 31, 2004, the Company earned $21.0 million in Merchant Banking & Interest Income compared to $5.4 million in the year ended December 31, 2003, an increase of 289%. In 2004, these revenues were principally comprised of asset management fees earned from Greenhill Capital Partners of $4.5 million, unrealized investment gains and profit overrides earned on investments made in Greenhill Capital Partners of $11.3 million and $4.1 million, respectively, other unrealized investment income of $0.3 million and interest income of $0.8 million. In comparison, in 2003, the Merchant Banking & Interest Income revenues were principally comprised of asset management fees of $5.0 million and interest income of $0.4 million. The principal driver of growth in Merchant Banking & Interest Income revenues in 2004 were unrealized investment gains and profit overrides on investments made in Greenhill Capital Partners.

     A significant portion of the increase in unrealized investment gains was attributable to an increase in the fair value of Greenhill Capital Partners investment in a publicly traded security. This security represented approximately 40% of the total fair value of Greenhill Capital Partners investment portfolio at December 31, 2004. As such, the investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in 2004 is not necessarily indicative of revenue that may be realized in future periods.

     2003 versus 2002. Greenhill had $5.4 million of Merchant Banking Fund Management and Other revenues in 2003 and $5.2 million of such revenues in 2002. These revenues were principally comprised of asset management fees earned from Greenhill Capital Partners of $5.0 million and $4.7 million in 2003 and 2002, respectively. In addition, Greenhill earned $0.4 million from its investment in Barrow Street Capital as compared to $0.1 million in 2002. This gain in 2003 was offset by a $0.4 million loss on Greenhill’s investment in Greenhill Capital Partners. The remainder of our Merchant Banking Fund Management and Other revenue primarily reflects interest income.

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

     Operating expenses apart from compensation have been modest in proportion to revenues, as a result of the relatively small number of staff and related costs (including travel, office space, communications, depreciation and professional services) that Greenhill bears. A portion of certain costs are reimbursed by clients under the terms of client engagements. In addition, Barrow Street Capital reimburses us for certain occupancy related costs, health care premiums and other costs incurred by us.

     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Year Ended December 31,

	2004	2003	2002

	(in millions, except employee data)
Number of Employees at Year End	127	107	104
Actual Compensation and Benefits Expense	$61.4	$27.1	$19.5
% of Revenues	40%	21%	17%
Pro Forma Compensation and Benefits Expense(a)	67.7	57.0	50.7
% of Revenues	45%	45%	45%
Non-Compensation Expense:
Other Operating Expenses	23.4	15.5	13.9
Depreciation and Amortization	3.5	3.4	3.4

Total Non-Compensation Expense	26.9	18.9	17.3
% of Revenues	18%	15%	15%

Total Actual Operating Expense	88.3	46.0	36.8
% of Revenues	58%	36%	33%
Total Pro Forma Operating Expense(a)	94.6	75.9	68.0
% of Revenues	62%	60%	60%

(a)	The amount for the year ended December 31, 2004 reflects actual expenses for the period subsequent to our initial public offering and pro forma expenses for the period prior to our initial public offering; the amounts for the years ended December 31, 2003 and 2002 reflect pro forma expenses.

  Compensation and Benefits

     The principal component of our operating expenses is compensation and benefits expense. Because we were a limited liability company prior to our initial public offering, payments for services rendered by our managing directors generally were accounted for as distributions of members’ capital or minority interest expense rather than as compensation expense. As a result, our pre-initial public offering compensation and benefits expense did not reflect a large portion of payments for services rendered by our managing directors and understates the expected operating costs to be incurred as a public company. As a corporation, we include all payments for services rendered by our managing directors in compensation and benefits expense. It is our policy that our total compensation and benefits, including that payable to our managing directors, will not exceed 50% of total revenues each year (although we retain the ability to change this policy in the future). Since the initial public offering, we have applied an expense ratio of 45% of compensation to revenues. One factor in determining compensation expense was the accounting impact of the introduction into our compensation packages of equity-related compensation in the form of restricted stock units.

     2004 versus 2003. Our pro forma Total Compensation and Benefits expense for the year ended December 31, 2004 was $67.7 million, which reflects a 45% compensation ratio for the year. This compares against $57.0 million of pro forma Total Compensation and Benefits expense for the year ended December 31, 2003. This represents an increase of 19%, and is related to the increase in revenues for the period.

     Our actual compensation and benefits expense for the years ended December 31, 2004 and December 31, 2003 was $61.4 million and $27.1 million, respectively.

     2003 versus 2002. Our pro forma Total Compensation and Benefits expense for the year ended December 31, 2003 was $57.0 million, which reflects a 45% compensation ratio for the year. This compares against $50.7 million of pro forma Total Compensation and Benefits expense for the year ended December 31, 2002. This represents an increase of 12%, and is related to the increase in revenues for the period.

     Our actual Compensation and Benefits expense increased to $27.1 million in 2003, an increase of $7.6 million over compensation and benefit expense of $19.5 million in 2002. Compensation expense for the managing directors increased $3.6 million, principally related to the treatment of a portion of our chief executive officer’s earnings as compensation expense effective for 2003.

  Non-Compensation Expense

     Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

     2004 versus 2003. For the year ended December 31, 2004, our non-compensation expenses were $26.9 million, which compared to $18.9 million for the year ended December 31, 2003, representing an increase of 42%.

     Non-compensation expense as a percentage of revenue in the year ended December 31, 2004 was 18%. This compares to 15% for the year ended December 31, 2003. The increase in these expenses as a percentage of revenue was principally related to the expansion of our office space ($1.3 million), increases in recruiting efforts ($0.8 million), the costs of being a public company ($1.2 million), an increase in net travel expense ($0.9 million) and a transaction-specific consultancy expense ($2.6 million) in conjunction with a client engagement. In addition, non-U.S. operating costs increased approximately $0.7 million due to the decline in the relative value of the U.S. dollar compared to the comparable period in 2003.

     As a public company, our costs for such items as insurance, accounting and legal advice have increased. We also incur costs that we have not previously incurred for director fees, administrative expenses and various other costs of a public company. In the aggregate, we estimate that we will incur incremental costs on an annualized basis in excess of $3.1 million as a result of our conversion to a public company.

     2003 versus 2002. For the year ended December 31, 2003, our non-compensation expenses were $18.9 million, which compared to $17.3 million for the year ended December 31, 2002, representing an increase of 9%.

     Non-compensation expense as a percentage of revenue in the years ended December 31, 2003 and 2002 was 15%. The increase in 2003 expenses as compared to 2002 related principally to an increase in net travel expenses of $1.0 million, an increase of $0.2 million in occupancy expense due to the November 2003 expansion of the New York office and an increase of $0.9 million in our foreign non-compensation expense resulting from the weakening dollar’s impact on the foreign exchange translation, offset, in part, by a decrease in general office costs of $0.3 million.

     The firm’s non-compensation expense as a percentage of revenue can vary as a result of a variety of factors, including fluctuation in quarterly revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, currency movements and other factors. Accordingly, the non-compensation expense as a percentage of revenue in any particular quarter may not be indicative of the non-compensation expense as a percentage of revenue in future periods.

Provision for Income Taxes

     Prior to our initial public offering, Greenhill was a limited liability company and was generally not subject to U.S. federal or state income taxes and its U.K. controlled affiliate Greenhill & Co. International LLP, as a limited liability partnership, was generally not subject to U.K. income taxes. However, Greenhill was subject to the 4.0% New York City Unincorporated Business Tax on its U.S. earnings. In addition, certain of Greenhill’s non-U.S. subsidiaries have been subject to income taxes in their local jurisdictions. As a result of the completion of our initial public offering in May 2004, we are subject to federal, foreign and state corporate income taxes.

     2004 versus 2003. For the year ended December 31, 2004, our pro forma Provision for Taxes was $22.9 million, or a rate of 40%. The pro forma provision for income taxes for the year ended December 31, 2004 includes assumed federal, foreign, state and local income taxes as if we were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering. For the year ended December 31, 2003, the pro forma provision for taxes of $21.3 million reflected an assumed tax rate of 42%. The decrease in the pro forma effective tax rate in 2004 resulted principally from an increase in investment earnings, which are taxed at lower rates. Our actual effective tax rate for

2004 was 29.5% (reflecting our status as a C corporation for the period between our public offering and December 31, 2004). Actual tax expense for the year ended December 31, 2004 and 2003 was $18.7 million and $3.0 million, respectively.

     2003 versus 2002. For the years ended December 31, 2003 and 2002, our pro forma Provision for Taxes were $21.3 million and $18.7 million respectively, reflecting an assumed tax rate of 42%. Actual tax expense for the year ended December 31, 2003 and 2002 was $3.0 million and $0.3 million, respectively.

     The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and merchant banking income earned in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Geographic Data

     For a summary of the total revenues, income before minority interest and tax, net income and total assets of Greenhill by geographic region, see Note 14 to the consolidated financial statements.

Liquidity and Capital Resources

     Prior to our initial public offering, we typically had a Statement of Financial Condition which showed assets consisting primarily of cash and accounts receivable in relation to earned advisory fees. Cash distributions to our managing directors were generally made quarterly in respect of the profits earned in current and prior periods. Therefore, levels of cash on hand decreased significantly after each quarterly distribution of cash to managing directors, and gradually increased as accounts receivable were collected until the next quarterly distribution. Following the reorganization which preceded our initial public offering, we no longer make these periodic distributions of profits. Instead, cash accumulates and is offset by periodic payments of dividends and, significantly, by the payment of bonuses to our employees (which are typically made in the first quarter of the calendar year). Our liabilities have typically consisted of (and continue to consist of) accounts payable and accrued compensation. In general, we collect our accounts receivable within 60 days. In certain restructuring transactions, collections may take longer due to issues such as court-ordered holdbacks. We have not had significant accounts receivable write-offs over our history.

     As a result of our initial public offering in May 2004, we received proceeds of approximately $89 million, net of the underwriters’ discount and offering expenses. Prior to the initial public offering, we had debt of $16.0 million as a result of borrowings under our revolving credit facility. Proceeds from our initial public offering were used to repay this debt and the remaining proceeds were invested in short term, highly-rated securities. In the third quarter of 2004, we funded $8.0 million ($4.0 million net of refunded capital calls) in commitments to Greenhill Capital Partners. We expect that the remaining proceeds from our initial public offering will be used for general corporate purposes, including (i) the funding of our remaining $16.4 million in commitments to Greenhill Capital Partners and (ii) the establishment of new merchant banking funds in which we, as the general partner, expect to make certain principal investments. Until the remaining proceeds of our initial public offering are used for these purposes, we expect to continue to invest them in highly-rated debt securities and money market funds.

     Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements.

     As of December 31, 2004, we had total commitments (not reflected on our balance sheet) relating to future principal investments in Greenhill Capital Partners of $16.4 million. Further capital calls may be made at any time through June 2005, depending on the timing and level of investments by Greenhill Capital Partners, although we do not expect these commitments to be drawn in full. Greenhill Capital Partners will retain the right to call the remaining capital until June 2007 for follow-on investments. On February 11, 2005, we committed $20 million to our merchant banking business relating to a proposed investment in common stock of Global Signal, Inc. This equity commitment is expected to be assumed by one or more funds in the near to medium term. We expect to retain approximately 10% of the proposed investment through our participation in Greenhill Capital Partners.

     Our Board of Directors has authorized the repurchase of up to $10.0 million of common stock to initiate our common stock repurchase program, with the primary objective of repurchasing equity that is issued as part of compensation pursuant to our equity compensation plan. During 2004, the firm repurchased 9,346 shares of its common stock at an average price of $22.68.

  Cash Flows

     2004. Cash increased $34.2 million in 2004. Cash of $42.9 million was provided by operating activities, including $31.4 million from net income after giving effect to non-cash items and a net change in working capital of $21.2 million (principally from an increase in accrued compensation payable) offset by the payout of the prior year’s minority interest in the net assets of our U.K. affiliate of $9.7 million. We used cash generated from operations principally to fund distributions to members of earnings prior to the initial public offering of $31.2 million, dividend payments of $4.9 million, and $4.4 million in purchases of property and equipment, primarily for the build-out of additional office space in New York. Proceeds from our initial public offering of $89.3 million were used to fund an investment of $11.6 million in Greenhill Capital Partners, net of a distributions received from Greenhill Capital Partners of $7.9 million, repay net borrowings under the credit facility of $1.5 million, repurchase $0.2 million of our common stock, invest $52.4 million in highly-rated short-term auction rate securities and invest the remaining increase in cash in highly-rated short-term debt securities.

     2003. Cash increased to $26.6 million in 2003. Cash of $69.2 million was provided by operating activities, including $45.4 million from net income, $14.1 million from a decrease in accounts receivables and $2.4 million from an increase in minority interest in the net assets of our U.K. affiliate. Cash of $7.2 million was used for investing activities, primarily for the purchase from outside investors of a portion of Greenhill Capital Partners’ limited partner interest and technology-related expenditures. Financing activities used $54.2 million of cash, reflecting distributions to members offset by a small increase in short-term borrowings.

     2002. Cash decreased to $17.9 million in 2002. Cash of $46.4 million was provided by operating activities, including $57.8 million of net income and $7.8 million from an increase in minority interest in the net assets of a subsidiary, offset by a $22.6 million decrease in compensation payable, primarily from the elimination of compensation payments to our European managing directors. An insignificant amount of cash was used for investing activities. Financing activities used $68.8 million of cash, reflecting distributions to our members.

Contractual Obligations

      The following table sets forth information relating to our contractual obligations as of December 31, 2004:

	Payment Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Operating Lease Obligations	$26,485	$4,779	$9,261	$8,522	$3,923
Merchant Banking Commitments (a)	16,394	16,394

Total	$42,879	$21,173	$9,261	$8,522	$3,923

(a)	We may be required to fund our merchant banking commitments at any time through June 2005, depending on the timing and level of investments by Greenhill Capital Partners, although we do not expect these commitments to be drawn in full. Greenhill Capital Partners will retain the right to call remaining capital until June 2007 for follow-on investments.

     Subsequent to December 31, 2004, the firm committed $20 million to our merchant banking business relating to a proposed investment in common stock of Global Signal, Inc. This equity commitment is expected to be assumed by one or more funds in 2005.

Market Risk

     Due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investment to short term cash investments, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk. We have principal investments in Greenhill Capital Partners and may make investments in other similar vehicles, and we face exposure to changes in the estimated fair value of the companies in which these funds invest, which historically has been volatile. For example, a significant portion of the increase in the unrealized investment gains in 2004 was attributable to an increase in the fair value of an investment by Greenhill Capital Partners in a publicly traded security. However, we do not believe that normal changes in public equity markets will have a material effect on revenues derived from such investments. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 32% of our revenues for the year ended December 31, 2004 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates.

     We have invested the remaining proceeds of our initial public offering in short duration, highly rated investments including highly rated debt securities and money market funds. Changes in interest rates and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes will have a material effect on our results of operations.

Critical Accounting Policies and Estimates

     The consolidated financial statements included in this report are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and their footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

     We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by Greenhill Capital Partners are recorded at estimated fair value. Investments are initially carried at cost as an approximation of fair value. The carrying value of such investments is reevaluated, and if necessary, adjusted at each period end. Public investments are valued using quoted market prices discounted for any restrictions on sale. Privately held investments are carried at estimated fair value as determined by the general partner (our affiliate) after giving consideration to the cost of the security, the pricing of other private placements of the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data.

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

      Provision for Taxes

     After the initial public offering, the firm accounts for taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

     Prior to the initial public offering, the firm was primarily subject to local unincorporated business tax on business conducted in New York City, and income tax on current income realized by certain foreign subsidiaries. After the initial public offering, the company is subject to U.S. federal, foreign, state and local taxes as a C corporation at the applicable tax rates.

      Accounting Developments

     The Company adopted the revised FASB Interpretation No. 46 (“FIN 46-R”), “Consolidation of Variable Interest Entities”, in the first quarter of 2004. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of entities will be required. The adoption of FIN 46-R did not have a material impact on the Company’s financial position or results of operations. The adoption required the Company to consolidate GCP Managing Partner, LP, the managing general partner of Greenhill Capital Partners. GCP Managing Partner, LP is responsible for managing Greenhill Capital Partners’s investments, subject to the approval of GCP, L.P., the other general partner of Greenhill Capital Partners, with respect to the sale or other disposition of Greenhill Capital Partners investments made prior to December 31, 2003. The Company does not consolidate Greenhill Capital Partners since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in Greenhill Capital Partners. Also, GCP Managing Partner, L.P. is subject to removal by a simple majority of unaffiliated third-party investors of Greenhill Capital Partners.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. The Company must adopt Statement 123(R) no later than July 1, 2005, with early adoption permitted. We adopted Statement 123(R) as of January 1, 2005, and it did not have a material effect on the Company's accounting for restricted stock units in its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See “Item 7. Market Risk” above for a discussion of market risks.

Item 8. Financial Statements and Supplementary Data

     The financial statements required by this item are listed in Item 15, “Exhibits and Financial Statement Schedules”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

     The management of Greenhill, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Greenhill management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2004 (the end of the period covered by this Annual Report on Form 10-K).

     During the year ended December 31, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding members of the Board of Directors will be presented in Greenhill’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on May 4, 2005, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K under the caption “Executive Officers.”

Item 11. Executive Compensation

     Information regarding executive compensation will be presented in Greenhill’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on May 4, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in Greenhill’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on May 4, 2005, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related party transactions will be presented in Greenhill’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on May 4, 2005, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information regarding principal accountant fees and services will be presented in Greenhill’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be held on May 4, 2005, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
      Greenhill & Co., Inc.

     We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries (formerly Greenhill & Co. Holdings, LLC and Subsidiaries; the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in members’ equity and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
January 27, 2005

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements of Financial Condition
As of December 31,

	2004	2003

Assets
Cash and cash equivalents	$60,806,951	$26,598,643
Securities	52,416,670	–
Financial advisory fees receivable, net of allowance for doubtful accounts of
$0.8 million and $1.1 million at December 31, 2004 and 2003, respectively	25,185,937	16,397,989
Other receivables	1,062,926	559,673
Taxes receivable	–	438,483
Property and equipment, net	9,290,877	8,243,141
Investments	25,881,674	6,542,925
Due from affiliates	135,163	325,771
Other assets	2,235,905	1,531,373

Total assets	$177,016,103	$60,637,998

Liabilities, Members’ Equity and Stockholders’ Equity
Compensation payable	$31,788,116	$11,898,637
Accounts payable and accrued expenses	6,594,997	3,169,294
Taxes payable	9,444,666	1,640,368
Due to affiliates	1,445,044	–
Revolving bank loan	–	1,500,000

Total liabilities	49,272,823	18,208,299

Minority interest in net assets of affiliate	504,177	10,172,447

Members’ equity	–	32,257,252

Common stock, par value $0.01 per share, 100,000,000 shares authorized,
30,750,000 and 0 shares issued and outstanding as of December 31, 2004
and 2003, respectively	307,500	–
Restricted stock units	3,396,714	–
Additional paid-in capital	106,743,051	–
Retained earnings	15,781,529	–
Accumulated other comprehensive income	1,222,235
Treasury stock, at cost, par value $0.01 per share; 9,346 and 0 shares as of
December 31, 2004 and 2003	(211,926)	–

Stockholders’ equity	127,239,103	–

Total liabilities, minority interest, members’ equity and stockholders’
equity	$177,016,103	$60,637,998

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements of Income
Years Ended December 31,

	2004	2003	2002

Revenues
Financial advisory fees	$130,906,471	$121,334,310	$107,455,218
Merchant banking revenue	20,188,544	4,949,617	4,851,200
Interest income	758,281	395,299	301,490

Total revenues	151,853,296	126,679,226	112,607,908
Expenses
Employee compensation and benefits	61,446,527	27,093,784	19,476,618
Occupancy and equipment rental	5,615,802	4,424,616	3,808,812
Depreciation and amortization	3,467,745	3,419,394	3,429,204
Information services	2,920,466	2,609,188	2,290,431
Professional fees	4,527,719	2,119,590	2,097,206
Travel related expenses	4,085,453	3,122,068	2,163,504
Other operating expenses	6,281,394	3,229,963	3,529,590

Total expenses	88,345,106	46,018,603	36,795,365
Income before tax and minority interest	63,508,190	80,660,623	75,812,543
Minority interest in net income of affiliate	6,487,050	32,223,453	17,648,756

Income before tax	57,021,140	48,437,170	58,163,787
Provision for taxes	18,705,313	3,036,677	346,737

Net income	$38,315,827	$45,400,493	$57,817,050

Average common shares outstanding:
Basic	28,780,383	n/a	n/a
Diluted	28,788,798	n/a	n/a
Earnings per share
Basic	$1.33	n/a	n/a
Diluted	$1.33	n/a	n/a
Pro forma average shares outstanding (see Note 16):
Basic	28,780,383	25,000,000	25,000,000
Diluted	28,788,798	25,000,000	25,000,000
Pro forma earnings per share (see Note 16):
Basic	$1.19	$1.18	$1.04
Diluted	$1.19	$1.18	$1.04

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statement of Changes in Members’ Equity and Stockholders’ Equity
Years Ended December 31,

	2004	2003	2002

Members’ equity, beginning of the year	$32,257,252	$41,672,688	$52,097,358
Contributed capital	27,500	–	22,500
Comprehensive income:
Net income prior to the Reorganization	13,430,671	45,400,493	57,817,050
Other comprehensive income:
Foreign currency translation adjustment	(225,490)	854,142	533,092

Comprehensive income	13,205,181	46,254,635	58,350,142
Distributions	(31,223,511)	(55,670,071)	(68,797,312)
Exchange of members’ interests for shares of common
stock	(17,784,148)	–	–
Transfer to other comprehensive income	(564,013)	–	–
Transfer to retained earnings	4,081,739	–	–

Members’ equity, end of the year	–	32,257,252	41,672,688

Common stock, par value $0.01
Common stock, beginning of the year	–	–	–
Exchange of partnership interests for shares of common
stock	250,000	–	–
Common stock issued in initial public offering	57,500	–	–

Common stock, end of the year	307,500	–	–

Restricted stock units
Restricted stock units, beginning of the year	–	–	–
Restricted stock units recognized	3,396,714	–	–

Restricted stock units, end of the year	3,396,714	–	–

Additional paid-in capital
Additional paid-in capital, beginning of the year	–	–	–
Exchange of partnership interests for shares of common
stock	17,534,148	–	–
Initial public offering of common stock	89,208,903	–	–

Additional paid-in capital, end of the year	106,743,051	–	–

Retained earnings
Retained earnings, beginning of the year	–	–	–
Transfer from members’ equity	(4,081,739)	–	–
Dividends	(5,021,888)	–	–
Net income subsequent to the Reorganization	24,885,156	–	–

Retained earnings, end of the year	15,781,529	–	–

Other comprehensive income
Other comprehensive income, beginning of the year	–	–	–
Transfer from members’ equity	564,013	–	–
Currency translation adjustment	658,222	–	–

Other comprehensive income, end of the year	1,222,235	–	–

Treasury Stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	–	–	–
Repurchased	(211,926)	–	–

Treasury stock, end of the year	(211,926)	–	–

Total members’ equity and stockholders’ equity	$127,239,103	$32,257,252	$41,672,688

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements Cash Flows
Years Ended December 31,

	2004	2003	2002

Operating activities:
Net income	$38,315,827	$45,400,493	$57,817,050
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	3,467,745	3,419,394	3,429,204
Unrealized (gains) losses on investments	(15,668,245)	780	(145,918)
Restricted stock units recognized	3,396,714	–	–
Deferred taxes	1,917,175	–	–
Changes in operating assets and liabilities:
Financial advisory fees receivable	(8,787,948)	14,105,088	(550,232)
Due from affiliates	190,608	550,369	(107,573)
Taxes receivable	438,483	1,523,497	2,047,253
Other receivables	(503,253)	973,480	(6,089)
Other assets	1,446,666	(1,522,063)	53,861
Compensation payable	19,889,479	1,577,670	(22,579,464)
Accounts payable and accrued expenses	3,323,067	377,763	(1,680,593)
Minority interest in net assets of affiliate	(9,668,270)	2,414,018	7,758,429
Due to affiliates	1,445,044	–	–
Taxes payable	3,682,591	390,368	392,888

Net cash provided by operating activities	42,885,683	69,210,857	46,428,816

Investing activities:
Purchases of investments	(11,583,004)	(6,711,610)	(27,659)
Distributions from investments	7,912,500	482,483	–
Proceeds from restructuring of GCI	–	–	727,300
Purchases of securities	(105,040,631)	–	–
Sale or maturity of securities	52,623,961	–	–
Purchases of property and equipment	(4,373,874)	(924,117)	(722,445)

Net cash used in investing activities	(60,461,048)	(7,153,244)	(22,804)
Financing activities:
Proceeds of revolving bank debt	14,500,000	1,500,000	–
Repayment of revolving bank debt	(16,000,000)	–	–
Capital contributions	27,500	–	22,500
Dividends paid	(4,919,252)	–	–
Capital distributions	(31,223,511)	(55,670,071)	(68,797,312)
Proceeds from the issuance of common stock	89,266,403	–	–
Purchase of treasury stock	(211,926)	–	–

Cash provided by (used in) financing activities	51,439,214	(54,170,071)	(68,774,812)

Effect of exchange rate changes on cash and cash equivalents	344,459	772,028	422,863

Net increase (decrease) in cash and cash equivalents	34,208,308	8,659,570	(21,945,937)
Cash and cash equivalents, beginning of year	26,598,643	17,939,073	39,885,010

Cash and cash equivalents, end of year	$60,806,951	$26,598,643	$17,939,073
Supplemental disclosure of cash flow information:
Cash paid for interest	$172,422	$–	$–

Cash paid (received) for taxes, net of refunds	$12,804,875	$1,238,770	$329,954

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Note 1 – Organization

     Effective May 11, 2004 (the “Reorganization Date”), Greenhill & Co. Holdings, LLC (“Holdings”), a New York limited liability company, merged with Greenhill & Co., Inc., a Delaware corporation (the merger and the other related transactions effected by Holdings and its affiliates in anticipation of the initial public offering are referred to collectively as the “Reorganization”). The surviving corporation in the merger, Greenhill & Co., Inc., completed its initial public offering on the same day. In the offering, Greenhill & Co., Inc, issued 5,750,000 shares of common stock and received net proceeds of $89 million. Greenhill & Co., Inc. (formerly Holdings), together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London and Frankfurt.

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

     The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (“G&Co”), Greenhill Capital Partners, LLC (“GCPLLC”) (formerly Greenhill Fund Management Co., LLC), Greenhill Aviation Co., LLC (“GAC”) and Greenhill & Co. Europe Limited (“GCE”).

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

     GCPLLC is a registered investment adviser under the Investment Advisers Act of 1940. GCPLLC provides investment advisory services to GCP, our private equity funds that invest in parallel in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP are third parties. However, the Company and its employees have also made investments in GCP.

     GAC owns and operates an aircraft, which is used for the exclusive benefit of the Company’s employees and their immediate family members.

     Effective as of January 1, 2002, the then current members of G&Co, a New York limited liability company, transferred all of their limited liability company membership interests in G&Co to Holdings in exchange for the same percentage limited liability company membership interests in Holdings. Immediately thereafter, G&Co, the sole equity member of each of Greenhill Fund Management Co., LLC, GAC and GCE, transferred to Holdings its limited liability company membership interests in each of Greenhill Fund Management Co., GAC and GCE, and as a result, Greenhill Fund Management Co., LLC, GAC and GCE became wholly-owned subsidiaries of Holdings.

Note 2 – Summary of Significant Accounting Policies

  Basis of Financial Information

     These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

     The consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. (formerly Holdings) and all other entities in which the Company has a controlling interest, including GCI, after eliminations of all significant inter-company accounts and transactions. The Company adopted the revised Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46-R”), “Consolidation of Variable Interest Entities”, in the first quarter of 2004. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of entities is required. The adoption of FIN 46-R did not have a material impact on the Company financial position or results of operations. The adoption requires the Company to consolidate GCP Managing Partner, L.P., the managing general partner of GCP. GCP Managing Partner, L.P. is responsible for managing GCP’s investments, subject to the approval of GCP, L.P., the other general partner of GCP, with respect to the sale or other disposition of GCP investments made prior to December 31, 2003. The Company does not consolidate GCP since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in GCP. Also, GCP Managing Partner, L.P. is subject to removal by a simple majority of unaffiliated third-party investors of GCP.

  Minority Interest

     The interests in GCI held directly by the U.K. Managing Directors, prior to the Reorganization, were represented as minority interests in the accompanying consolidated financial statements.

     The interests in GCP Managing Partner, L.P. held directly by various Managing Directors of the Company are represented as minority interests in the accompanying consolidated financial statements.

  Revenue Recognition

       Financial Advisory Fees

     The Company recognizes advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of its engagement letters. Retainer fees are recognized as advisory fee income over the period in which the related service is rendered.

     The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $3.0 million, $2.6 million and $4.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     The Company recognizes revenue on investments in its merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such investments.

     The Company recognizes merchant banking overrides when certain financial returns are achieved over the life of the fund. Overrides are calculated as a percentage of the profits earned by each fund. Future losses (if any) in the value of the fund’s investments may require amounts previously recognized as overrides to be adjusted downward. Accordingly, merchant banking overrides are recognized as revenue only after material contingencies have been resolved. See “Note 3 – Investments” for further discussion of the GCP revenues recognized.

  Investments

     The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. Investments primarily include investments in GCP.

  Members’ Equity

     Prior to the Reorganization, the Company operated as a limited liability company, and payments made to its Members were distributions of Members’ equity rather than compensation expense. The Senior Executive Profit Sharing Agreement (“SEPA”) dated as of January 1, 2002, as amended as of January 1, 2004, specified the manner of allocation of global operating income and provided for distributions to the Members (including the limited liability partnership interests owned by the U.K. Managing Directors represented as minority interests). The governance of the Company was set forth in the Operating Agreement of Greenhill & Co. Holdings, LLC dated as of January 1, 2002. Both the SEPA and the Operating Agreement terminated on the Reorganization Date.

     Through the SEPA and other operating agreements, the U.S. and U.K. members operated under common governance and economic participation. However, these consolidated financial statements present the entity’s legal form, and as such, the interests held by the U.K. Members directly in GCI were recorded as minority interest for the periods prior to the Reorganization.

     Distributions related to the global operating income earned prior to the Reorganization were principally made on or before the Reorganization Date. See “Note 7 – Members’ and Stockholders’ Equity” for further discussion of the distributions to Members.

  Restricted Stock Units

     In accordance with the fair value method prescribed by FASB Statement No. 123, “Accounting for Stock-Based Compensation”, restricted stock units with future service requirements are recorded as compensation expense generally over a five-year service period following the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The Company records dividend equivalents in stockholders’ equity on outstanding restricted stock units that are expected to vest.

  Earnings per Share

     The Company calculates earnings per share (“EPS”) in accordance with FASB Statement No. 128, “Earnings per Share.” Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Common shares outstanding comprises (i) the 25,000,000 shares issued in connection with the Reorganization as if such issuance had occurred on January 1, 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering and (iii) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock, less the 9,346 shares of treasury stock purchased by the Company. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by an accelerated method over the life of the assets, which range from three to seven years. Amortization of leasehold improvements is computed by the straight-line method over the lesser of the life of the asset or the term of the lease.

  Provision for Taxes

     After the Reorganization, the Company accounts for taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company’s deferred tax assets and liabilities are presented as a component of other assets and taxes payable, respectively, on the consolidated statements of financial condition.

     Prior to the Reorganization, the Company was primarily subject to local unincorporated business tax on business conducted in New York City, and income tax on current income realized by certain foreign subsidiaries. After the Reorganization, the Company is subject to U.S. federal, foreign, state and local taxes as a C corporation at the applicable tax rates.

  Foreign Currency Translation

     Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statement of changes in members’ equity.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At December 31, 2004 and 2003, the carrying value of the Company’s financial instruments approximated fair value.

  Securities

     Securities represents auction rate securities held by the Company which are treated as available for sale securities under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets. The Company has a highly diversified portfolio of AAA rated variable rate securities which generally provide liquidity at par every seven, twenty-eight or thirty-five days. At December 31, 2004, the carrying value approximated fair value and the coupon rates ranged from 1.72% to 1.96%.

  Accounting Developments

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. The Company must adopt Statement 123(R) no later than July 1, 2005, with early adoption permitted. We adopted Statement 123(R) as of January 1, 2005, and it did not have a material effect on the Company's accounting for restricted stock units in its financial statements.

Note 3 – Investments

  GCP

     The Company records its investments in GCP at estimated fair value as determined by GCP. Investments are initially carried at cost as an approximation of fair value. The carrying value of such investments is reevaluated, and if necessary, adjusted at each reporting period. Public investments are valued using quoted market prices discounted for any restrictions on sale. Privately held investments are carried at estimated fair value as determined by the general partner after giving consideration to the cost of the security, the pricing of other private placements of the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data.

     With respect to all investments made by GCP after January 1, 2004, the profit overrides earned by GCP Managing Partner, L.P., for such GCP investments, will be consolidated by the Company, and 50% of such overrides will be allocated as compensation expense to the individual employees of the Company involved in managing GCP. The employees of the Company, through their direct interest in GCP, L.P., have the right to receive substantially all of the profit overrides for GCP investments made prior to 2004. See “Note 2 – Summary of Significant Accounting Policies” for the consolidation policy of GCP Managing Partner, LP.

       Summarized financial information for the combined GCP funds, in their entirety, are as follows:

	As of December 31,

	2004	2003

	(in thousands)

Portfolio Investments	$552,948	$189,371
Total Assets	556,082	221,653
Total Liabilities	13,007	88
Partners’ Capital	543,075	221,565

	Years Ended December 31,

	2004	2003	2002

	(in thousands)

Net unrealized gain (loss) on investments	$368,330	$16,855	$(2,755)
Net realized gain (loss) on investments	9,486	(11,763)	254
Investment income	5,936	837	716
Expenses	4,937	4,777	5,139

Net income (loss)	378,815	1,152	(6,924)

     A significant portion of the net unrealized gain on investment in GCP in 2004 was attributable to an increase in the fair value of GCP’s investment in a publicly traded security. This security represents 40% of GCP’s total investment portfolio at fair value at December 31, 2004. At December 31, 2004, GCP’s portfolio of investments at fair value by industry was as follows: telecommunications (which includes the security referred to above) 40%; energy 30%; financial services 29%; and other 1%.

       The Company’s Merchant Banking revenue, by source, are as follows:

	Years Ended December 31,

	2004	2003	2002

	(in thousands)

Management fees	$4,521	$4,950	$4,705
Net realized and unrealized gains (losses) on investments	11,305	(1)	146
Merchant banking overrides	4,100	–	–
Other unrealized investment income	263	–	–

Merchant banking revenue	$20,189	$4,949	$4,851

       The carrying value of the Company’s investments are as follows:

	As of December 31,

	2004	2003

	(in thousands)

Investment in GCP	$20,669	$5,855
Investment in GCP, L.P.	4,370	126
Investment in Barrow Street	–	562

	As of December 31,

	2004	2003

	(in thousands)

Other investments	843	–

Investments	$25,882	$6,543

     At December 31, 2004, included in investment in GCP is $0.5 million related to the interests in GCP Managing Partner, L.P. held directly by various Managing Directors. The investment is GCP, L.P. represents the Company’s equity interest in GCP, L.P. along with the Company’s share of the overrides. The remaining equity interest in GCP, L.P. is owned directly by individual employees of the Company. In 2004, GCP LLC was granted stock options as a transaction fee from a GCP portfolio company. The options were converted to common stock and are included above in other investments at December 31, 2004.

     In 2004, the Company funded $8.0 million of its outstanding commitment as part of capital calls made by GCP and received $4.0 million in refunded capital calls from GCP, which are callable again, resulting in unfunded commitments to GCP at December 31, 2004 of $16.4 million. The remaining commitments will be funded as required through June 2005, the end of GCP’s investment period, unless the investment period is extended by the managing general partner for up to a two year period in accordance with the partnership agreement.

  Barrow Street

     In April 2004, the Company sold its interest in Barrow Street Capital LLC (“Barrow Street”) , a real estate investment management company (see Note 4), to the controlling parties of Barrow Street for the carrying value of $0.4 million. Prior to April 2004, the Company had a 50% member interest in Barrow Street. Barrow Street was formed to act as the managing member, investment advisor and general partner in various real estate ventures. The Company did not have control of Barrow Street, as the Company did not have a majority voting or economic interest. The Company had veto rights over most significant management and investment decisions with respect to Barrow Street, although the Company could not force a management change. In March 2004, the Company received a distribution of $0.2 million from Barrow Street. For the years ended December 31, 2003 and 2002, merchant banking revenue included gains related to the Company’s investment in Barrow Street of $0.4 million and $0.1 million, respectively. There were no merchant banking revenues from Barrow Street for the year ended December 31, 2004.

Note 4 – Related Parties

     At December 31, 2004 and 2003, the Company had a receivable of $0.1 million and $0.1 million, respectively, due from GCP relating to expense reimbursements, which is included in due from affiliates.

     Included in expenses for the years ended December 31, 2004, 2003 and 2002, are reimbursements of $0.3 million per year for office space sublet by Barrow Street and reimbursements for the use of the Company’s other facilities and participation in the Company’s health care plans. At December 31, 2003, the Company had $0.2 million in rent and leasehold improvement receivables for office space sublet to Barrow Street and other obligations incurred by Barrow Street, which were included in due from affiliates. There were no rent and leasehold improvement receivables from Barrow Street at December 31, 2004.

     In addition, during 2004, 2003 and 2002, the Company paid $30,994, $10,176 and $184,660, respectively, for the use of an aircraft owned by an executive of the Company. Included in occupancy and equipment rental expense for the years ended December 31, 2004 and 2003, are rent reimbursements of $46,800 and $23,400, respectively, for airplane and office space sublet by a firm owned by an executive of the Company.

     Included in compensation and benefits for the year ended December 31, 2004, is $0.6 million related to the vesting of restricted stock units granted to the controlling parties of Barrow Street as part of the Company’s initial public offering.

     Due to affiliates at December 31, 2004 represents undistributed earnings to the U.K. members of GCI from the period prior to the Reorganization. The balance due to the U.K. members at the Reorganization Date of $1.4 million was recorded in minority interest as a distribution.

Note 5 – Property and Equipment

     Property and Equipment consist of the following:

	As of December 31,

	2004	2003

	(in thousands)

Aircraft	$16,328	$16,271
Equipment	5,048	4,545
Furniture and fixtures	3,054	2,357
Leasehold improvements	10,042	6,925

	34,472	30,098
Less accumulated depreciation and amortization	(25,181)	(21,855)

	$9,291	$8,243

Note 6 – Revolving Bank Loan Facility

     On December 31, 2003, the Company obtained from a U.S. commercial bank an unsecured $16,000,000 revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on LIBOR plus 2.50% or, at the Company’s option, the prime rate. Generally, interest is payable monthly. The revolving bank loan facility matures on June 30, 2005. In addition, at least annually, the Company must repay all loans borrowed under the facility, and it may not borrow again under the facility for a 30-day period following repayment.

     At December 31, 2003, there were borrowings of $1.5 million against the facility outstanding, maturing within one year. During the first quarter of 2004, an additional $14.5 million in borrowings were drawn against the facility. In May 2004, the $16.0 million of borrowings against the facility were repaid with a portion of the proceeds from the Company’s initial public offering, and there were no borrowings outstanding at December 31, 2004. For the year ended December 31, 2004, there was $0.2 million of interest expense on the borrowings. At December 31, 2004 and 2003, a loan fee for the revolving bank loan facility of $26,667 and $80,000 is included in other assets. The loan fee is amortized ratably over the life of the facility.

Note 7 – Members’ and Stockholders’ Equity

     On the Reorganization Date, the Company converted from a limited liability company to a corporation and completed its initial public offering. In that offering, the Company sold 5,750,000 shares of common stock, and received net proceeds of $89 million. In addition, the Company exchanged the limited liability company interests for 25,000,000 shares of common stock.

     Dividends declared per common share were $0.16 in 2004. Dividend equivalents of $0.1 million were recorded in 2004 on the restricted stock units that are expected to vest. Additionally, in January 2005, the Board of Directors of the Company declared a quarterly dividend of $0.10 per share. The dividend will be payable on March 15, 2005 to the common stockholders of record on February 15, 2005.

     During 2004, the Company repurchased 9,346 shares of its common stock at an average price of $22.68. The Company’s Board of Directors has authorized the additional repurchase of up to $9.8 million of common stock.

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

Note 8 – Earnings Per Share

      The computations of basic and diluted EPS are set forth below for the year ended December 31, 2004:

For the Year Ended December 31, 2004

(in thousands, except per share amounts)

Numerator for basic and diluted EPS – net income available to common stockholders	$38,316

Denominator for basic EPS – weighted average number of common shares	28,780
Effect of dilutive securities
Restricted stock units	9

Denominator for diluted EPS – weighted average number of common shares and dilutive
potential common shares	$28,789

Earnings per share:
Basic	$1.33
Diluted	$1.33

     Prior to the Reorganization, the Company was a limited liability company. As a limited liability company it did not have stockholders, and accordingly, no earnings per share information can be provided.

Note 9 – Retirement Plan

     In the U.S., the Company sponsors a qualified defined contribution plan (the “Retirement Plan”) covering all eligible employees of G&Co. and GCP. Employees must be 21 years old to be eligible to participate. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions up to $1,000 per employee. The Company incurred costs of $0.4 million, $0.3 million and $0.3 million for contributions to the Retirement Plan for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, compensation payable included $0.4 million and $0.3 million, respectively, related to contributions to the Retirement Plan.

     GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. GCI incurred costs of approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2003, compensation payable included $0.1 million related to UK pension fund contributions.

Note 10 – Restricted Stock Units

     The Company has adopted an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan in 2004 generally vest ratably over a five year period beginning on the first anniversary of the grant date. To the extent the restricted stock units are outstanding at the time a dividend is paid on the common stock, a dividend equivalent amount is accrued.

     In 2004, the Company issued restricted stock units to employees under the equity incentive plan, primarily in connection with its initial public offering and compensation agreements for new hires. Of the total restricted stock units outstanding as of December 31, 2004, 651,188 units were unvested and require future service as a condition for the delivery of the underlying shares of common stock, and 7,639 units were vested and do not require future service. In 2004, the Company recognized compensation expense of $3.6 million related to the restricted stock units. At December 31, 2004, accounts payable and accrued expenses included $0.1 million for unpaid dividend equivalents on the restricted stock units.

      The activity related to the restricted stock units is set forth below:

Restricted Stock Units Outstanding

Outstanding, January 1, 2004	–
Granted	722,876
Forfeited	(64,049)

Outstanding, December 31, 2004	658,827

Note 11 – Commitments

     The Company has entered into certain leases for office space under non-cancelable operating lease agreements that expire on various dates through 2013. The Company has also entered into various operating leases, which are used to obtain office equipment. Under an operating lease for office space, a third party owes the Company a portion of the monthly lease payment. Over the remaining life of this lease, the third party owes the Company approximately $1.7 million. This receivable is secured with a letter of credit issued on behalf of the third party in the amount of $1 million.

     As of December 31, 2004, the approximate aggregate minimum future rental payments required were as follows:

2005	$4,779,000
2006	4,757,000
2007	4,504,000
2008	4,327,000
2009	4,195,000
Thereafter	3,923,000

Total	$26,485,000

     Net rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $4.4 million, $3.4 million and $3.2 million, respectively.

     Diversified U.S. financial institutions issued three unsecured letters of credit on behalf of the Company in the amounts totaling of $3.7 million at both December 31, 2004 and 2003 for the benefit of a lessor. At December 31, 2004 and 2003, no amounts had been drawn under any of the letters of credit.

     At December 31, 2004, the Company has commitments to invest up to $16.4 million in GCP. These commitments primarily will be funded as required through June 2005, the end of GCP’s investment period, unless the investment period is extended by the managing general partner for up to a two year period in accordance with the partnership agreement.

Note 12 – Income Taxes

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

     The components of the provision for income taxes reflected on the consolidated statements of earnings are set forth below:

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Current taxes:
U.S. federal	5,942	–	–
State and local	4,817	1,445	2,327
Non-U.S	6,029	1,592	(1,980)

Total current tax expense	16,788	3,037	347
Deferred taxes:
U.S. federal	3,142	–	–
State and local	(569)	–	–
Non-U.S	(656)	–	–

Total deferred tax expense	1,917	–	–

Total tax expense	$18,705	$3,037	$347

     Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. In connection with the Reorganization, the Company recognized a net deferred tax liability of $0.3 million primarily related to the valuation of net deferred tax liabilities recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,

	2004	2003

	(in thousands)
Deferred tax assets:
Compensation and benefits	$1,690	$–
Depreciation and amortization	515	–

Total deferred tax assets	2,205	–

Deferred tax liabilities:
Unrealized gain on investments	4,122	–

Total deferred tax liabilities	4,122	–

Net deferred tax liability	$1,917	$–

     A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective income tax rate is set forth below:

	Years Ended December 31,

	2004	2003	2002

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax	4.5	1.8	3.1

Rate before one-time events	39.5	36.8	38.1
Rate benefit for period as a limited liability company	(12.4)	(35.0)	(35.0)
Foreign taxes	2.4	2.0	(2.6)
Recognition of deferred tax liability upon the change in tax status	0.5	–	–
Other	(0.5)	–	–

Effective income tax rate	29.5%	3.8%	0.5%

     The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company generally was not subject to corporate taxes on its earnings prior to the Reorganization.

     For the years ended December 31, 2003 and 2002, the Company’s provision for taxes related to local income taxes.

Note 13 – Regulatory Requirements

     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2004 and 2003, G&Co’s net capital was $20.1 million and $7.8 million, respectively, which exceeded its requirement by $18.6 million and $7.1 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 1.13 to 1 and 1.22 to 1 at December 31, 2004 and 2003, respectively. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

     GCI is subject to capital requirements of the FSA. As of December 31, 2004 and 2003, GCI was in compliance with its local capital adequacy requirements.

     In addition, GCP LLC is a registered investments advisor and is subject to oversight by the Securities and Exchange Commission.

Note 14 – Business Information

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

     The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented approximately 86%, 96% and 95%, of the Company’s total revenues for the years ended December 31, 2004, 2003 and 2002 respectively.

     The Company had separate clients in 2004 and 2003 which comprised 10% and 17% of total revenue, respectively. The Company’s revenues attributable to these clients related to an engagement similar in nature to all of the Company’s other advisory engagements.

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

     Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The Company’s investment banking activities are conducted out of its offices in New York, London and Frankfurt. For reporting purposes, the geographic regions are the locations in which the Company retains its employees, the United States and Europe.

     The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,

	2004	2003	2002

	(in thousands)
Total Revenues
United States	$95,332	$76,484	$84,080
Europe	56,521	50,195	28,528

Total	$151,853	$126,679	$112,608

Income before Minority Interest and Tax
United States	$38,894	$43,054	$57,868
Europe	24,614	37,607	17,945

Total	$63,508	$80,661	$75,813

Total Assets
United States	$134,025	$33,892	$50,689
Europe	42,991	26,746	13,105

Total	$177,016	$60,638	$63,794

Note 15 – Subsequent Events

       In January 2005, the Company received a distribution from its investment in GCP of $0.6 million.

     Subsequent to year end, the Company committed $20 million to its merchant banking business relating to a proposed investment in common stock of Global Signal, Inc. This equity commitment is expected to be assumed by one or more funds in 2005. The Company expects to retain approximately 10% of the proposed investment through its participation in GCP.

     Subsequent to year end, GCP transferred all of the shares of common stock of Global Signal, Inc. owned by them to a newly formed subsidiary, GCP SPV1, LLC (the "Borrower"), wholly owned by GCP. The Borrower entered into a credit agreement with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the credit agreement the Borrower borrowed $70 million, secured by 8,383,234 of the 8,422,194 shares of Global Signal Inc. common stock owned by it. The credit agreement requires the Borrower to maintain $4,000,000 in a collateral account at all times while the loan is outstanding. Under the terms of a separate recourse agreement, the lenders will have recourse to GCPLLC in the event of fraud or certain types of misrepresentations by the Borrower.

Note 16 – Pro Forma Financial Information (unaudited)

     The following are condensed pro forma consolidated statements of income for the years ended December 31, 2004, 2003 and 2002:

		2004	2003	2002

	(a)	pro forma	pro forma	pro forma

Total revenues		$151,853	$126,679	$112,608
Compensation and benefits	(b)	67,680	57,006	50,674
Other expenses		26,898	18,924	17,319

Total expenses		94,578	75,930	67,993

Income before tax and minority interest		57,275	50,749	44,615
Minority interest in net income of subsidiary	(c)	–	–	–

Income before tax		57,275	50,749	44,615

		2004	2003	2002

	(a)	pro forma	pro forma	pro forma

Tax expense	(d)	22,948	21,314	18,738

Net income		$34,327	$29,435	$25,877

Average common shares outstanding:	(e)
Basic		28,780	25,000	25,000
Diluted		28,789	25,000	25,000
Earnings per share:
Basic		$1.19	$1.18	$1.04
Diluted		$1.19	$1.18	$1.04

(a)	Prior to the initial public offering the Company was a limited liability company and its earnings did not fully reflect the compensation expense the Company pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the Company’s earnings attributable to its European operations was recorded as minority interest. The Company believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest, more accurately depict its results as a public company. The amounts for the year ended December 31, 2004 include the pro forma results of operations as if the Company operated as a public company during the period January 1, 2004 to the date of its public offering combined with the actual results of operations for the period after the public offering. The amounts for the year ended December 31, 2003 and 2002 reflect pro forma results of operations as if the initial public offering had occurred as of January 1 of that year.

(b)	Because the Company had been a limited liability company prior to the initial public offering, payments for services rendered by its managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the Company includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the Company’s conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the Company’s initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the Company’s policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the Company retains the ability to change this policy in the future). Adjustments to increase compensation expense for the year ended December 31, 2004, 2003 and 2002 of $6.2 million, $29.9 million and $31.2 million, respectively, have been made to record total compensation and benefits expense at 45% of total revenues, consistent with the percentage of compensation paid in 2004 for the period after the initial public offering.

(c)	For the year ended December 31, 2004, 2003 and 2002, historical income before tax has been increased by $6.5 million, $32.2 million and $17.6 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in GCI.

(d)	As a limited liability company, the Company was generally not subject to income taxes except in foreign and local jurisdictions. The pro forma provision for income taxes for the year ended December 31, 2004 includes an adjustment of $4.2 million for assumed federal, foreign, state and local income taxes as if the Company were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering. For the year ended December 31, 2003 and 2002, adjustments of $18.3 million and $18.4 million, respectively were made to adjust the Company’s effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if it were a corporation on January 1, 2003 and 2002.

(e)	For 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the Company in conjunction with the initial public offering as if it occurred on January 1, 2004, (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering and (iii) the 9,346 shares of treasury stock purchased by the Company. For 2003 and 2002 the pro forma number of common shares outstanding gives effect to the shares issued in connection with the reorganization of the Company as if it occurred on January 1 of that year.

Supplemental Financial Information

Quarterly Results (unaudited)

     The following represents the Company’s unaudited quarterly results for the years ended December 31, 2004 and 2003. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended

	March 31, 2004	June 30, 2004	Sept. 30 , 2004	Dec. 31, 2004

	(in millions, expect per share data)
Total revenues	$29.6	$34.8	$36.5	$50.9
Operating expenses	14.2	19.3	23.2	31.6

Income before tax and minority interest	15.4	15.5	13.3	19.3
Minority interest in net income of subsidiary	4.4	2.1	–	–
Provision for taxes	0.5	5.6	5.1	7.5

Net income	$10.5	$7.8	$8.2	$11.8

Earnings per share
Basic	$0.42	$0.27	$0.27	$0.38
Diluted	0.42	0.27	0.27	0.38
Dividends declared per common share	$–	$–	$0.08	$0.08

	Three Months Ended

	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003

	(in millions, expect per share data)
Total revenues	$16.8	$37.8	$32.4	$39.6
Operating expenses	8.9	10.9	11.1	15.1

Income before tax and minority interest	7.9	26.9	21.3	24.5
Minority interest in net income of subsidiary	2.1	8.5	6.7	14.9
Provision for taxes	0.2	1.0	0.6	1.2

Net income	$5.6	$17.4	$14.0	$8.4

2. Financial Statement Schedules

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the accompanying audited financial statements.

3. Exhibits

     See the Exhibit Index on pages E-1 through E-2 for a list of the exhibits being filed or furnished with or incorporated by reference into this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: March 10, 2005

GREENHILL & CO., INC.

By:	/s/ ROBERT F. GREENHILL

Robert F. Greenhill
Chairman and Chief Executive Officer

S-1

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT F. GREENHILL	Chairman, Chief Executive Officer and Director	March 10, 2005
(Principal Executive Officer)
Robert F. Greenhill

/s/ JOHN D. LIU	Chief Financial Officer	March 10, 2005
(Principal Financial Officer)
John D. Liu

/s/ HAROLD J. RODRIGUEZ, JR.	Managing Director–Finance, Regulation & Operations	March 10, 2005
(Principal Accounting Officer)
Harold J. Rodriguez, Jr.

/s/ SCOTT L. BOK	Director	March 10, 2005

Scott L. Bok

/s/ SIMON A. BORROWS	Director	March 10, 2005

Simon A. Borrows

/s/ JOHN C. DANFORTH	Director	March 10, 2005

John C. Danforth

/s/ STEVEN F. GOLDSTONE	Director	March 10, 2005

Steven F. Goldstone

/s/ STEPHEN L. KEY	Director	March 10, 2005

Stephen L. Key

/s/ ISABEL V. SAWHILL	Director	March 10, 2005

Isabel V. Sawhill

S-2

EXHIBIT INDEX

Exhibit Number	Description

2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on May 5, 2004).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on May 5, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.3	Form of Greenhill Fund Management Co., LLC and Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation(incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

E-1

Exhibit Number		Description

10.15		Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference toExhibit 10.15 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.16		GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.17		Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30,2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.18		Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.19		Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as ofMay 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on toForm S-1/A (No. 333-113526) filed on April 30, 2004).

10.20		Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed onApril 30, 2004).

10.21		Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – FiveYear Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.22		Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – FiveYear Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.23	*	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – FiveYear Ratable Vesting

10.24	*	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – FiveYear Cliff Vesting

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*		Filed herewith.

E-2