Form 10-Q
period 2005-03-31
GREENHILL & CO INC
filed 2005-04-28
CIK 1282977

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   (Mark one)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                  REGISTRANT'S TELEPHONE NUMBER (212) 389-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

As of April 22, 2005, there were 30,682,466 shares of the registrant's common stock outstanding.

================================================================================

                                TABLE OF CONTENTS
                       ---------------------------------

ITEM NO.                                                                                      PAGE
--------                                                                                      ----

PART I. FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Financial Condition as of March 31, 2005
         and December 31, 2004                                                                  4
         Condensed Consolidated Statements of Income for the three months ended
         March 31, 2005 and 2004                                                                5
         Condensed Consolidated Statements of Changes in Members' Equity and
         Stockholders' Equity for the three months ended March 31, 2005 and year ended
         December 31, 2004                                                                      6
         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 2005 and 2004                                                                7
         Notes to Condensed Consolidated Financial Statements                                   8

2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                                       19

3. Quantitative and Qualitative Disclosures About Market Risk                                  26

4. Controls and Procedures                                                                     26

PART II. OTHER INFORMATION

1. Legal Proceedings                                                                           27

2. Unregistered Sales of Equity Securities and Use of Proceeds                                 27

3. Defaults Upon Senior Securities                                                             27

4. Submission of Matters to a Vote of Security Holders                                         27

5. Other Information                                                                           27

6. Exhibits and Reports on Form 8-K                                                            28

Signatures

                              AVAILABLE INFORMATION

     Greenhill & Co., Inc. ("Company") files current, annual and quarterly reports, proxy statements and other information required by the Securities
Exchange Act of 1934, as amended, with the Securities and Exchange Commission
("SEC"). You may read and copy any document the Company files at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549,
U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public from the SEC's internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New
York 10005, U.S.A.

     The Company's public internet site is http://www.greenhill-co.com. The
Company makes available free of charge through its internet site, via a link to the SEC's internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Securities
Exchange Act of 1934, as amended, as soon as reasonably practicable after the
Company electronically files such material with, or furnishes it to, the SEC.

     In addition, the Company makes available through
http://www.greenhill-co.com its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement, although in some cases these documents are not available on that site as soon as they are available on the SEC's internet site. Also posted on the Company's website, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the Company's Audit
Committee, Compensation Committee and Nominating and Corporate Governance
Committee. Copies of the Corporate Governance Guidelines and the Code of
Business Conduct and Ethics governing our directors, officers and employees are also posted on the Company's website within the "Corporate Governance" section.
You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in the PDF format.

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                     GREENHILL & CO., INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                                               AS OF
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2005               2004
                                                                                   ------------    ------------

ASSETS
Cash and cash equivalents....................................................      $ 80,586,135    $ 60,806,951
Securities...................................................................        20,281,476      52,416,670
Financial advisory fees receivable, net of allowance for doubtful accounts of $1.8 million and $0.8 million at March 31, 2005 and December 31, 2004,
   respectively..............................................................        26,878,391      25,185,937
Other receivables............................................................         1,046,303       1,062,926
Property and equipment, net of accumulated depreciation and amortization of
   $25.8 million at March 31, 2005 and $25.2 million at December 31, 2004....         9,008,855       9,290,877
Investments..................................................................        25,387,499      25,881,674
Due from affiliates..........................................................           436,785         135,163
Other assets.................................................................         2,702,525       2,235,905
                                                                                   ------------    ------------
   Total assets..............................................................      $166,327,969    $177,016,103
                                                                                   ============    ============
LIABILITIES, MEMBERS' EQUITY AND STOCKHOLDERS' EQUITY
Compensation payable.........................................................      $ 13,581,901    $ 31,788,116
Accounts payable and accrued expenses........................................         2,544,182       6,594,997
Taxes payable................................................................        13,820,411       9,444,666
Due to affiliates............................................................         1,445,044       1,445,044
                                                                                   ------------    ------------
   Total liabilities.........................................................        31,391,538      49,272,823

Minority interest in net assets of affiliate.................................           602,435         504,177

Common stock, par value $0.01 per share, 100,000,000 shares authorized,
   30,750,000 shares issued and outstanding as of March 31, 2005 and
   December 31, 2004.........................................................           307,500         307,500
Restricted stock units.......................................................         5,260,599       3,396,714
Additional paid-in capital...................................................       106,743,051     106,743,051
Retained earnings............................................................        23,354,223      15,781,529
Accumulated other comprehensive income.......................................           796,555       1,222,235
Treasury stock, at cost, par value $0.01 per share; 67,534 and 9,346 shares
   as of March 31, 2005 and December 31, 2004................................        (2,127,932)       (211,926)
                                                                                   ------------    ------------
Stockholders' equity.........................................................       134,333,996     127,239,103
                                                                                   ------------    ------------
   Total liabilities, minority interest, members' equity and stockholders'
     equity..................................................................      $166,327,969    $177,016,103
                                                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     GREENHILL & CO., INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   --------------------------
                                                                      2005             2004
                                                                   -----------      ----------

REVENUES
Financial advisory fees.....................................      $39,470,715      $25,537,295
Merchant banking revenue....................................        3,934,607        4,007,727
Interest income.............................................          522,185           20,503
                                                                  -----------      -----------
   Total Revenues...........................................       43,927,507       29,565,525

EXPENSES
Employee compensation and benefits..........................       19,920,393        9,236,200
Occupancy and equipment rental..............................        1,332,206        1,354,352
Depreciation and amortization...............................          628,123          772,062
Information services........................................          867,746          760,563
Professional fees...........................................          623,868          284,508
Travel related expenses.....................................          990,447          893,199
Other operating expenses....................................        2,277,277          905,569
                                                                  -----------      -----------
   Total Expenses...........................................       26,640,060       14,206,453

   Income before Tax and Minority Interest..................       17,287,447       15,359,072

Minority interest in net income of affiliates...............           98,258        4,394,697
                                                                  -----------      -----------
   Income before Tax........................................       17,189,189       10,964,375

Provision for taxes.........................................        6,437,452          484,302
                                                                  -----------      -----------
   Net Income...............................................      $10,751,737      $10,480,073
                                                                  ===========      ===========

Average common shares outstanding:
    Basic...................................................       30,950,109              n/a
    Diluted.................................................       31,042,113              n/a
Earnings per share
    Basic...................................................      $      0.35              n/a
    Diluted.................................................      $      0.35              n/a

Pro forma average shares outstanding (see notes 11):
    Basic...................................................       30,950,109       25,000,000
    Diluted.................................................       31,042,113       25,000,000
Pro forma earnings per share (see note 11):
    Basic...................................................      $      0.35      $      0.26
    Diluted.................................................      $      0.35      $      0.26

     See accompanying notes to condensed consolidated financial statements.

                     GREENHILL & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
              MEMBERS' EQUITY AND STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                          THREE MONTHS       YEAR ENDED
                                                                        ENDED MARCH 31,     DECEMBER 31,
                                                                              2005              2004
                                                                        ---------------     ------------

MEMBERS' EQUITY, BEGINNING OF THE YEAR.........................          $          -       $ 32,257,252
   Contributed capital.........................................                     -             27,500
   Comprehensive income:
   Net income prior to the Reorganization......................                     -         13,430,671
   Other comprehensive income:
      Foreign currency translation adjustment..................                     -           (225,490)
                                                                         ------------       ------------
   Comprehensive income........................................                     -         13,205,181
   Distributions...............................................                     -        (31,223,511)
   Exchange of members' interests for shares of common stock...                     -        (17,784,148)
   Transfer to other comprehensive income......................                     -           (564,013)
   Transfer to retained earnings...............................                     -          4,081,739
                                                                         ------------       ------------
Members' equity, end of the period.............................                     -                  -
                                                                         ------------       ------------
COMMON STOCK, PAR VALUE $0.01
   Common stock, beginning of the year.........................               307,500                  -
   Exchange of partnership interests for shares of common stock                     -            250,000
   Common stock issued in initial public offering..............                     -             57,500
                                                                         ------------       ------------
Common stock, end of the period................................               307,500            307,500
                                                                         ------------       ------------
RESTRICTED STOCK UNITS
   Restricted stock units, beginning of the year...............             3,396,714                  -
   Restricted stock units recognized...........................             1,863,885          3,396,714
                                                                         ------------       ------------
Restricted stock units, end of the period......................             5,260,599          3,396,714
                                                                         ------------       ------------
ADDITIONAL PAID-IN CAPITAL
   Additional paid-in capital, beginning of the year...........           106,743,051                  -
   Exchange of partnership interests for shares of common stock                     -         17,534,148
   Initial public offering of common stock.....................                     -         89,208,903
                                                                         ------------       ------------
Additional paid-in capital, end of the period..................           106,743,051        106,743,051
                                                                         ------------       ------------
RETAINED EARNINGS
   Retained earnings, beginning of the year....................            15,781,529                  -
   Transfer from members' equity...............................                     -         (4,081,739)
   Dividends...................................................            (3,179,043)        (5,021,888)
   Net income subsequent to the Reorganization.................            10,751,737         24,885,156
                                                                         ------------       ------------
Retained earnings, end of the period...........................            23,354,223         15,781,529
                                                                         ------------       ------------
OTHER COMPREHENSIVE INCOME
   Other comprehensive income, beginning of the year...........             1,222,235                  -
   Transfer from members' equity...............................                     -            564,013
   Currency translation adjustment.............................              (425,680)           658,222
                                                                         ------------       ------------
Other comprehensive income, end of the period..................               796,555          1,222,235
                                                                         ------------       ------------
TREASURY STOCK, AT COST, PAR VALUE $0.01 PER SHARE
   Treasury stock, beginning of the year.......................              (211,926)                 -
   Repurchased.................................................            (1,916,006)          (211,926)
                                                                         ------------       ------------
   Treasury stock, end of the period...........................            (2,127,932)          (211,926)
                                                                         ------------       ------------
TOTAL MEMBERS' EQUITY AND STOCKHOLDERS' EQUITY.................          $134,333,996       $127,239,103
                                                                         ============       ============

     See accompanying notes to condensed consolidated financial statements.

                     GREENHILL & CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -----------------------------
                                                                                2005             2004
                                                                            ------------     ------------

OPERATING ACTIVITIES:
Net income.............................................................     $ 10,751,737     $ 10,480,073
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Non-cash items included in net income:
   Depreciation and amortization.......................................          628,123          772,062
   Unrealized (gains) losses on investments............................       (2,803,503)      (2,880,158)
   Restricted stock units recognized...................................        1,863,885                -
Changes in operating assets and liabilities:
   Financial advisory fees receivable..................................       (1,692,454)       4,345,058
   Due from affiliates.................................................         (301,622)         160,931
   Taxes receivable....................................................                -          435,687
   Other receivables...................................................           16,623         (193,712)
   Other assets........................................................         (479,953)         303,416
   Compensation payable................................................      (18,206,215)      (6,777,963)
   Accounts payable and accrued expenses...............................       (4,060,666)         105,604
   Minority interest in net assets of affiliate........................           98,258       (3,688,874)
   Taxes payable.......................................................        4,375,745          561,745
                                                                            ------------     ------------
     Net cash provided by (used in) operating activities...............       (9,810,042)       3,623,869

INVESTING ACTIVITIES:
Purchase of investments................................................                -       (2,253,127)
Distribution from investments..........................................        3,297,678        1,847,103
Purchase of securities.................................................      (17,181,476)               -
Sale of securities.....................................................       49,316,670                -
Purchase of property and equipment.....................................         (332,768)      (1,036,562)
                                                                            ------------     ------------
     Net cash provided by (used in) investing activities...............       35,100,104       (1,442,586)

FINANCING ACTIVITIES:
Proceeds of revolving bank debt........................................                -       14,500,000
Capital contributions..................................................                -           27,500
Dividends paid.........................................................       (3,169,192)               -
Purchase of treasury stock.............................................       (1,916,006)               -
Capital distributions..................................................                -      (27,544,740)
                                                                            ------------     ------------
     Cash used in financing activities.................................       (5,085,198)     (13,017,240)
                                                                            ------------     ------------
Effect of exchange rate changes on cash and cash equivalents...........         (425,680)        (225,490)
                                                                            ------------     ------------

Net increase (decrease) in cash and cash equivalents...................       19,779,184      (11,061,447)
Cash and cash equivalents, beginning of period.........................       60,806,951       26,598,643
                                                                            ------------     ------------
Cash and cash equivalents, end of period...............................     $ 80,586,135     $ 15,537,196
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                      $          -     $    101,935
                                                                            ------------     ------------
Cash paid (received) for taxes, net of refunds                              $  1,975,000     $   (397,934)
                                                                            ------------     ------------

     See accompanying notes to condensed consolidated financial statements.

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION

     Effective May 11, 2004 (the "Reorganization Date"), Greenhill & Co.
Holdings, LLC ("Holdings"), a New York limited liability company, merged with
Greenhill & Co., Inc., a Delaware corporation (the merger and the other related transactions effected by Holdings and its affiliates in anticipation of the initial public offering are referred to collectively as the "Reorganization").
The surviving corporation in the merger, Greenhill & Co., Inc., completed its initial public offering on the same day. In the offering, Greenhill & Co., Inc, issued 5,750,000 shares of common stock and received net proceeds of $89 million. Greenhill & Co., Inc. (formerly Holdings), together with its subsidiaries (collectively, the "Company"), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt and Dallas.

     The Company's activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

     o    Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

     o    Merchant banking, which includes the management of outside capital invested in the Company's merchant banking funds, Greenhill Capital
          Partners ("GCP I") and Greenhill Capital Partners II ("GCP
          II"),(collectively "GCP"), and the Company's principal investments in such funds.

     The Company's U.S. and international wholly-owned subsidiaries include
Greenhill & Co., LLC ("G&Co"), Greenhill Capital Partners, LLC ("GCPLLC")
(formerly Greenhill Fund Management Co., LLC), Greenhill Aviation Co., LLC
("GAC") and Greenhill & Co. Europe Limited ("GCE").

     G&Co is a registered broker-dealer under the Securities Exchange Act of
1934, as amended, and is registered with the National Association of Securities
Dealers, Inc. G&Co is engaged in the investment banking business principally in
North America.

     GCE is a U.K. based holding company. GCE controls Greenhill & Co.
International LLP ("GCI"), through its controlling membership interest. GCI is engaged in investment banking activities, principally in Europe, and is subject to regulation by the U.K. Financial Services Authority ("FSA").

     GCPLLC is a registered investment adviser under the Investment Advisers Act of 1940. GCPLLC provides investment advisory services to GCP, our private equity funds that invest in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP are third parties.
However, the Company and its employees have also made investments in GCP.

     GAC owns and operates an aircraft, which is used for the exclusive benefit of the Company's employees and their immediate family members.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL INFORMATION

     These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

     The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. (formerly Holdings) and all other entities in which the Company has a controlling interest, including GCI, after eliminations of all significant inter-company accounts and transactions. The
Company adopted the revised FASB Interpretation No. 46 ("FIN 46-R"),
"Consolidation of Variable

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interest Entities", in the first quarter of 2004. FIN 46R defines variable interests and specifies the circumstances under which the consolidation of entities will be required. The adoption of FIN 46-R did not have a material impact on the Company's financial position or results of operations. The adoption required the Company to consolidate GCP Managing Partner, LP, the managing general partner of GCP I and GCP Managing Partner II, L.P., the managing general partner of GCP II. GCP Managing Partner, LP is responsible for managing GCP I's investments, subject to the approval of GCP, L.P., the other general partner of GCP I, with respect to the sale or other disposition of GCP I investments made prior to December 31, 2003. GCP Managing Partner II, LP is responsible for managing GCP II's investments. The Company does not consolidate the funds which comprise GCP I or GCP II since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds. Also, GCP Managing Partner, L.P. and GCP Managing
Partner II, L.P. are subject to removal by a simple majority of unaffiliated third-party investors of GCP I and GCP II, respectively.

     These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 filed with the Securities and
Exchange Commission. The condensed consolidated financial information as of
December 31, 2004 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.

MINORITY INTEREST

     The interests in GCI held directly by the U.K. Managing Directors, prior to the Reorganization, were represented as minority interests in the accompanying consolidated financial statements.

     The interests in GCP Managing Partner, L.P. and GCP Managing Partner II,
L.P. held directly by various Managing Directors of the Company are represented as minority interests in the accompanying consolidated financial statements.

REVENUE RECOGNITION

Financial Advisory Fees

     The Company recognizes advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of its engagement letters. Retainer fees are recognized as advisory fee income over the period in which the related service is rendered.

     The Company's clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $0.4 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively.

Merchant Banking Revenues

     Merchant banking revenue consists of (i) management fees on the Company's merchant banking activities, (ii) gains (or losses) on investments in the
Company's investment in merchant banking funds and other principal investment activities, and (iii) merchant banking profit overrides.

     Management fees earned from the Company's merchant banking activities are recognized over the period of related service.

     The Company recognizes revenue on investments in its merchant banking funds based on its allocable share of realized and unrealized gains (or losses)
reported by such investments.

     The Company recognizes merchant banking overrides when certain financial returns are achieved over the life of the fund. Overrides are calculated as a percentage of the profits earned by each fund. Future losses (if any) in the value of the fund's investments may require amounts previously recognized as overrides to be adjusted downward. Accordingly, merchant banking overrides are recognized as revenue

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

only after material contingencies have been resolved. See "Note 3 - Investments"
for further discussion of the GCP revenues recognized.

INVESTMENTS

     The Company's investments in merchant banking funds are recorded at estimated fair value based upon the Company's proportionate share of the changes in the fair value of the underlying merchant banking fund's net assets.
Investments primarily include investments in GCP I.

MEMBERS' EQUITY

     Prior to the Reorganization, the Company operated as a limited liability company, and payments made to its Members were distributions of Members' equity rather than compensation expense. The Senior Executive Profit Sharing Agreement
("SEPA") dated as of January 1, 2002, as amended as of January 1, 2004, specified the manner of allocation of global operating income and provided for distributions to the Members (including the limited liability partnership interests owned by the U.K. Managing Directors represented as minority interests). The governance of the Company was set forth in the Operating
Agreement of Greenhill & Co. Holdings, LLC dated as of January 1, 2002. Both the
SEPA and the Operating Agreement terminated on the Reorganization Date.

     Through the SEPA and other operating agreements, the U.S. and U.K. members operated under common governance and economic participation. However, these consolidated financial statements present the entity's legal form, and as such, the interests held by the U.K. Members directly in GCI were recorded as minority interest for the periods prior to the Reorganization.

     Distributions related to the global operating income earned prior to the
Reorganization were principally made on or before the Reorganization Date.

RESTRICTED STOCK UNITS

     In accordance with the fair value method prescribed by FASB Statement No,
123(R), "Share-Based Payment", which is a revison of FASB Statement No. 123,
"Accounting for Stock-Based Compensation", restricted stock units with future service requirements are recorded as compensation expense generally over a five-year service period following the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders' equity. The Company records dividend equivalents in stockholders'
equity on outstanding restricted stock units that are expected to vest. The
Company adopted FASB Statement 123(R) as of January 1, 2005, and it did not have a material effect on the Company's accounting for awards of restricted stock units in its financial statements.

EARNINGS PER SHARE

     The Company calculates earnings per share ("EPS") in accordance with FASB
Statement No. 128, "Earnings per Share." Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Common shares outstanding comprises (i) the 25,000,000 shares issued in connection with the Reorganization as if such issuance had occurred on January
1, 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering and (iii) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock, less the treasury stock purchased by the Company. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

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

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVISION FOR TAXES

     After the Reorganization, the Company accounts for taxes in accordance with
Statement of Financial Accounting Standard No. 109, "Accounting for Income
Taxes", which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company's deferred tax assets and liabilities are presented as a component of other assets and taxes payable, respectively, on the consolidated statements of financial condition.

     Prior to the Reorganization, the Company was primarily subject to local unincorporated business tax on business conducted in New York City, and income tax on current income realized by certain foreign subsidiaries. After the
Reorganization, the Company is subject to U.S. federal, foreign, state and local taxes as a C corporation at the applicable tax rates.

FOREIGN CURRENCY TRANSLATION

     Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statement of changes in members'
equity.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At March 31, 2005 and December 31, 2004, the carrying value of the Company's financial instruments approximated fair value.

SECURITIES

     Securities represents municipal auction rate securities held by the Company which are treated as available for sale securities under FASB Statement No. 115,
"Accounting for Certain Investments in Debt and Equity Securities". Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. The Company has a highly diversified portfolio of AAA-rated variable rate securities which generally provide liquidity at par, as they can be sold at regularly scheduled auctions on the interest reset dates. At March
31, 2005 and December 31, 2004, the carrying value of securities approximated fair value and the coupon rates ranged from 2.00% to 2.06% and 1.72% to 1.96%, respectively.

NOTE 3 - INVESTMENTS

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

     With respect to all investments made by GCP I after January 1, 2004, the profit overrides earned by GCP Managing Partner, L.P., for such GCP I investments, will be consolidated by the Company, and 50% of such overrides will be allocated, at the Company's discretion, as compensation expense to the individual employees of the Company involved in managing GCP I. The employees of the Company, through their direct interest in GCP, L.P., have the right to receive substantially all of the profit overrides for GCP I

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

investments made prior to 2004. See "Note 2 - Summary of Significant Accounting
Policies" for the consolidation policy of GCP Managing Partner, LP.

     On March 31, 2005, GCP Managing Partner, L.P. terminated the commitment period for GCP I. As a result, the annual management fee payable by the limited partners in GCP I was reduced to 1% of the invested capital from between 1.25%
to 1.5% (total invested capital was approximately $229 million as of March 31,
2005). Such management fee is payable only by the outside investors not employed by or affiliated with the Company.

     Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

                                                         AS OF       AS OF
                                                       MARCH 31,  DECEMBER 31,
                                                         2005        2004
                                                       ---------  ------------
                                                            (IN THOUSANDS)

Portfolio Investments.............................      $577,448   $552,948
Total Assets......................................       584,255    556,082
Total Liabilities.................................        94,451     13,007
Partners' Capital.................................       489,804    543,075

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                        -------------------
                                                          2005        2004
                                                        -------     -------
                                                          (IN THOUSANDS)
Net unrealized gain on investments................      $16,649     $80,132
Net realized gain on investments..................       11,120       3,642
Investment income.................................        8,389       1,339
Expenses..........................................        2,527         898
                                                        -------     -------
Net income (loss).................................       33,631      84,215
                                                        -------     -------

     In February 2005, a subsidiary of GCP I borrowed $70 million from a financial institution pursuant to a credit agreement secured by substantially all of the shares of Global Signal Inc. common stock owned by it and backed, under limited circumstances, by a recourse agreement issued by GCPLLC.

     The Company's Merchant Banking revenue, by source, is as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                        2005         2004
                                                      -------      -------
                                                           (IN THOUSANDS)
Management fees...................................    $1,131      $1,128
Net realized and unrealized gains on investments..     1,230       2,880
Merchant banking overrides........................     1,500          --
Other unrealized investment income................        74           -
                                                      ------      ------
Merchant banking revenue..........................    $3,935      $4,008
                                                      ------      ------

     The carrying value of the Company's investments are as follows:

                                                       AS OF        AS OF
                                                     MARCH 31,   DECEMBER 31,
                                                        2005        2004
                                                     ---------   ------------
                                                           (IN THOUSANDS)
Investment in GCP.................................    $20,274      $20,669
Investment in GCP, L.P............................      4,197        4,370
Other investments.................................        916          843
                                                      -------      -------
Investments.......................................    $25,387      $25,882
                                                      -------      -------

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     At March 31, 2005 and December 31, 2004, included in investment in GCP is
$0.6 million and $0.5 million, respectively, related to the interests in GCP
Managing Partner, L.P. held directly by various Managing Directors. The investment in GCP, L.P. represents the Company's equity interest in GCP, L.P.
along with the Company's share of the overrides on the investments made prior to
January 1, 2004. The remaining equity interest in GCP, L.P. is owned directly by individual employees of the Company. In 2004, GCP LLC was granted stock options as a transaction fee from a GCP I portfolio company. The options were exercised, and the common stock received upon exercise is included above in other investments at March 31, 2005 and December 31, 2004.

     At March 31, 2005, the Company had unfunded commitments to GCP I of $16.4 million. In April 2005, the Company funded $3.5 million of its commitment to GCP
I. The remaining commitments will be funded as required through June 2007 for follow-on investments.

     In March 2005, the Company completed the initial closing of its second private equity fund, Greenhill Capital Partners II (or GCP II). The total committed capital for GCP II as of the initial closing was $558 million. The
Company committed $85 million of the capital raised, and the Company's managing directors and other professionals have personally committed a further $135 million. The remainder of the committed capital was raised from a variety of institutional investors, as well from wealthy families and corporate executives.
Committed capital is expected to be drawn down from time to time over an investment period of up to 5 years to fund investments by GCP II. At March 31,
2005, all of the Company's $85 million commitment to GCP II remained unfunded.

     GCP II's managing general partner, GCP Managing Partner II, L.P., which is controlled by the Company, makes investment decisions for the fund and is entitled to receive from GCP II an override of 20% of the profits earned by GCP
II over a specified threshold on the capital committed by outside investors to
GCP II ($338 million as of the initial closing of GCP II in March 2005) and an override of 10% of the profits earned by GCP II over a specified threshold on the capital committed by the Company's managing directors, senior advisors and certain other employees to GCP II ($132 million as of the initial closing of GCP
II). The Company will recognize as revenue 100% of the profit override earned by the managing general partner of GCP II on investments made by GCP II.
Approximately one-half of such profit override will be allocated, at the
Company's discretion, as compensation to managing directors and other employees of the Company involved in the management of GCP II. All limited partners in GCP
II (including those who are managing directors or other employees of the
Company) have agreed to pay during the commitment period an annual management fee to the managing general partner of GCP II equal to 1.5% of the capital committed by such limited partners. The commitment period will terminate on
March 31, 2010 unless terminated earlier by the general partner. Upon termination of the commitment period, the annual management fee will be reduced to 1% of the invested capital. No management fee or profit override is payable in respect of the capital committed by the Company.

NOTE 4 - RELATED PARTIES

     At March 31, 2005 and December 31, 2004, the Company had a receivable of
$0.4 million and $0.1 million, respectively, due from GCP relating to expense reimbursements, which is included in due from affiliates.

     Barrow Street Capital, a real estate investment management company, subleases office space from the Company, and reimburses the Company for the use of other facilities and participation in the Company's health care plans. A firm owned by an executive of the Company also subleases airplane and office space from the Company.

     Included in compensation and benefits for the three months ended March 31,
2005, is $0.4 million in expense related to the vesting of restricted stock units granted to the controlling parties of Barrow Street Capital as part of the
Company's initial public offering.

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Due to affiliates at March 31, 2005 and December 31, 2004 represents undistributed earnings to the U.K. members of GCI from the period prior to the
Reorganization.

NOTE 5 - REVOLVING BANK LOAN FACILITY

     On December 31, 2003, the Company obtained from a U.S. commercial bank an unsecured $16,000,000 revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on LIBOR plus 2.50 percent or, at the Company's option, the prime rate. Generally, interest is payable monthly. The revolving bank loan facility matures on June 30, 2005. In addition, at least annually, the Company must repay all loans borrowed under the facility, and it may not borrow again under the facility for a 30-day period following repayment. A loan fee for the revolving bank loan facility of $13,333 and
$26,667 is included in other assets at March 31, 2005 and December 31, 2004, respectively. The loan fee is amortized ratably over the life of the facility.
There were no borrowings under the facility during the three months ended March
31, 2005.

NOTE 6 - MEMBERS' AND STOCKHOLDERS' EQUITY

     On March 15, 2005, a dividend of $0.10 per share was paid to shareholders of record on February 15, 2005. Dividend equivalents of $107,797 were recorded on the restricted stock units that are expected to vest. Additionally, in April
2005, the Board of Directors of the Company declared a quarterly dividend of
$0.10 per share. The dividend will be payable on June 15, 2005 to the common stockholders of record on May 19, 2005.

     In the first quarter of 2005, the Company distributed dividend equivalents of $97,946 on the restricted stock units.

     During the three months ended March 31, 2005, the Company repurchased
58,188 shares of its common stock at an average price of $32.93. The Company's
Board of Directors has authorized the additional repurchase of up to $7.9 million of common stock.

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

NOTE 7 - EARNINGS PER SHARE

     The computations of basic and diluted EPS are set forth below:

                                                            THREE MONTHS
                                                                ENDED
                                                           MARCH 31, 2005
                                                          ----------------
                                                           (in thousands,
                                                          except per share
                                                              amounts)

Numerator for basic and diluted EPS
   -  Earnings available to common stockholders              $ 10,752
                                                             ========
Denominator for basic EPS - weighted
   average number of common shares                              30,950
Effect of dilutive securities
Restricted stock units                                              92
                                                             --------
Denominator for diluted EPS - weighted
   average number of common shares and
   dilutive potential common shares                            31,042
                                                             ========
Earnings per share:

Basic                                                        $   0.35
Diluted                                                      $   0.35

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -  INCOME TAXES

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

                                                            THREE MONTHS
                                                                ENDED
                                                           MARCH 31, 2005
                                                          ----------------
                                                           (in thousands)
Income before tax:
   U.S.                                                        $ 6,921
   Non-U.S.                                                     10,269
                                                               -------
       Total income before tax                                  17,190

Current taxes:
   U.S. federal                                                  1,618
   State and local                                               1,130
   Non-U.S.                                                      3,752
                                                               -------
       Total current tax expense                                 6,500

Deferred taxes:
   U.S. federal                                                    422
   State and local                                                (195)
   Non-U.S.                                                       (289)
                                                               -------
       Total deferred tax expense                                  (62)
                                                               -------
Total tax expense                                              $ 6,438
                                                               =======

     A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company's effective income tax rate is set forth below:

                                                            THREE MONTHS
                                                                ENDED
                                                           MARCH 31, 2005
                                                          ----------------
U.S. statutory tax rate                                         35.0%
Increase related to state and local taxes, net of U.S.
   income tax                                                    3.5
Foreign taxes                                                   (1.0)
                                                                ----
Effective income tax rate                                       37.5%
                                                                ====

     For the three months ended March 31, 2004, the Company's provision for taxes related to local income taxes.

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - REGULATORY REQUIREMENTS

     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

     G&Co is subject to the Securities and Exchange Commission's Uniform Net
Capital requirements under Rule 15c3-1 (the "Rule"), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2005, G&Co's net capital was $7.0 million, which exceeded its requirement by $6.3 million. G&Co's aggregate indebtedness to net capital ratio was 1.56 to 1 at March 31, 2005. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

     GCI is subject to capital requirements of the FSA. As of March 31, 2005,
GCI was in compliance with its local capital adequacy requirements.

NOTE 10 - BUSINESS INFORMATION

     The Company's activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

     o    Financial advisory, which includes advice on mergers, acquisitions, restructuring and similar corporate finance matters; and

     o    Merchant banking, which includes the management of outside capital invested in GCP and the Company's principal investments in such fund.

     The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client's transaction or restructuring. Financial advisory revenues represented approximately 90% and 86%, of the Company's total revenues for the three months ended March 31, 2005 and 2004, respectively.

     The Company's financial advisory and merchant banking activities are closely aligned and have similar economic characteristics. The same client and other relationships upon which the Company relies for financial advisory opportunities also generate merchant banking opportunities. Generally, the
Company's professionals and employees are treated as a common pool of available resources and the related compensation and other Company costs are not directly attributable to either particular revenue source. In reporting to management, the Company distinguishes the sources of its investment banking revenues between financial advisory and merchant banking. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities.

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - PRO FORMA FINANCIAL INFORMATION

     The following is a condensed actual consolidated statement of income for the three months ended March 31, 2005 and a condensed pro forma consolidated statement of income for the three months ended March 31, 2004:

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                          ----------------------
                                                            2005         2004
                                                          --------   -----------
                                                  (a)     (actual)   (pro forma)

                                                       (in thousands, except per
                                                              share data)
Total Revenues                                             $43,928     $29,566
Compensation and benefits                         (b)       19,920      13,305
Other expenses                                               6,720       4,970
                                                           -------     -------
Total expenses                                              26,640      18,275
                                                           -------     -------
Income before tax and minority interest                     17,288      11,291
Minority interest in net income of affiliates     (c)           98           -
                                                           -------     -------
Income before tax                                           17,190      11,291
Tax expense                                       (d)        6,438       4,742
                                                           -------     -------
Net income                                                 $10,752     $ 6,549
                                                           =======     =======
Actual and pro forma average common shares
   outstanding:                                   (e)
   Basic                                                    30,950      25,000
   Diluted                                                  31,042      25,000
Actual and pro forma earnings per share:

   Basic                                                   $  0.35     $  0.26
   Diluted                                                 $  0.35     $  0.26

(a)  Prior to the initial public offering the Company was a limited liability company and its historical earnings did not fully reflect the compensation expense it pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the Company's earnings attributable to its European operations was recorded as minority interest. The Company believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest of its European operations, more accurately depict its results as a public company. During the three months ended March 31, 2005, the Company operated as a public company for the entire period, and the amounts presented above reflect actual results of operations for that period. The amounts for the three months ended March
     31, 2004 reflect pro forma results of operations as if the initial public offering had occurred as of January 1, 2004.

(b)  Because the Company had been a limited liability company prior to the initial public offering, payments for services rendered by managing directors generally had been accounted for as distributions of members'
     capital rather than as compensation expense. As a corporation, the Company includes all payments for services rendered by managing directors in compensation and benefits expense.

                     GREENHILL & CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Compensation and benefits expense, reflecting the Company's conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the Company's initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the
     Company's policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the Company retains the ability to change this policy in the future). An adjustment to increase compensation expense for the three months ended March 31, 2004 of $4.1 million has been made to record total compensation and benefits expense at 45% of total revenues, which is consistent with the expense ratio used in the first quarter of 2005.

(c)  For the three months ended March 31, 2004, historical income before tax has been increased by $4.4 million to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in
     Greenhill & Co. International.

(d)  As a limited liability company, the Company was generally not subject to income taxes except in foreign and local jurisdictions. For the three month period ended March 31, 2005 the Company operated as a C Corporation and was subject to federal, foreign, state and local income taxes and the actual tax provision is presented above. For the three months ended March 31,
     2004, the provision for taxes was increased by $4.3 million on a pro forma basis to adjust the Company's effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if it was a corporation on January 1, 2004.

(e)  For the three months ended March 31, 2004, the pro forma numbers of common shares outstanding give effect to the 25,000,000 shares issued in connection with the reorganization of the Company in conjunction with the initial public offering as if it occurred on January 1, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

In this Management's Discussion and Analysis of Financial Condition and Results
of Operations, "we", "our" and "us" refer to Greenhill & Co., Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expect", "plan", "anticipate",
"believe", "estimate", "predict", "potential" or "continue", the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Registration Statement on Form S-1 (Commission file number
333-124082) under the caption "Risk Factors".

     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date hereof.

OVERVIEW

     Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London, Frankfurt and Dallas. Our activities constitute a single business segment with two principal sources of revenue:

     o    Financial Advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

     o    Merchant Banking Fund Management, which currently consists primarily of management of Greenhill's private equity funds, Greenhill Capital
          Partners, and principal investments by Greenhill in those funds.

     The majority of our revenues are derived from our Financial Advisory business and we expect it to remain so for the near to medium term. The main driver of the Financial Advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. In addition, new managing director hires add incrementally to our revenue and income growth potential.

BUSINESS ENVIRONMENT

     Economic and global financial market conditions can materially affect our financial performance. See the "Risk Factors" in our Registration Statement on
Form S-1 (Commission file number 333-124082) filed with the Securities and
Exchange Commission. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

      In the first three months of 2005, global volume of completed M&A transactions was $304 billion compared to $242 billion in the first three months of 2004, a 26% increase(1). Restructuring activity as measured by the dollar

----------

(1) Source: Thomson Financial as of April 21, 2005.

amount of debt defaults declined as there were 5 defaults recorded globally affecting $3.0 billion of debt in the first three months of 2005 compared to 13 defaults on $4.3 billion of debt in the first three months of 2004(2).

     Although we may benefit from any sustained increase in M&A volume, we will be constrained by the relatively small size of our firm and we may not grow as rapidly as our principal competitors. In addition, some of the benefits we expect to experience in connection with the recent increase in M&A volume will be partially offset by the current decline in restructuring activity.

                              RESULTS OF OPERATIONS

SUMMARY

     Our revenues for the first quarter of 2005 of $43.9 million compare with revenues of $29.6 million for the first quarter of 2004, which represents an increase of $14.3 million or 48%. The increase was primarily due to greater financial advisory revenue in the first quarter of 2005 as compared to the same period in the prior year.

     The Firm's first quarter net income of $10.8 million compares with pro forma net income of $6.5 million in the first quarter of 2004, which represented an increase of $4.3 million or 66%. The increase was primarily due to greater revenue as discussed above, offset in part by higher non-compensation expenses
(as described in more detail below). We had actual net income of $10.5 million in the first quarter of 2004.

     Prior to our initial public offering we operated as a limited liability company and our earnings did not fully reflect either the compensation expense we pay our managing directors or the taxes that we pay as a corporation. We believe that the pro forma results for the quarter ended March 31, 2004, which increase compensation expense and tax expense to amounts we pay as a public corporation and eliminate minority interest attributable to our European operations, more accurately depict our results as a public company and provide the most meaningful basis for comparison among present, historical and future periods. See "Note 11- Pro Forma Financial Information" for an explanation of differences in pro forma amounts.

     The Firm's quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which it advised, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

REVENUES BY SOURCE

     The following provides a breakdown of our aggregate revenues by source for the three-month periods ended March 31, 2005 and 2004, respectively:

                     REVENUE BY PRINCIPAL SOURCE OF REVENUE

                                                     THREE MONTHS ENDED
                                               MARCH 31, 2005   MARCH 31, 2004
                                               -------------------------------
                                                        % OF             % OF
                                               AMOUNT   TOTAL   AMOUNT   TOTAL
                                               ------   -----   ------   -----
                                                  (IN MILLIONS, UNAUDITED)

Financial Advisory .........................   $39.5     90%    $25.6     86%
Merchant Banking Fund Management & Other ...     4.4     10%      4.0     14%
                                               -----    ---     -----    ---
Total Revenues .............................   $43.9    100%    $29.6    100%

----------
(2) Source: Standard & Poors. Default figures include rated entities as well as entities that were not rated at the time of default.

FINANCIAL ADVISORY REVENUES

     Financial Advisory Revenues consist of retainers and success fees earned in connection with advising companies in merger, acquisition, restructuring or similar transactions. We earned $39.5 million in Financial Advisory Revenue in the first quarter of 2005 compared to $25.6 million in the first quarter of
2004, which represents an increase of 54%. During the first quarter of 2005, we earned advisory fees from one transaction that exceeded 10% of total 2004 revenue.

     Completed assignments in the first quarter of 2005 included:

     o    the sale of Aggregate Industries, plc to Holcim S.A.;

     o    the sale of LNR Property Corporation to Cerberus Capital Management
          LP;

     o    the provision of a fairness opinion to MeadWestvaco Corporation on the sale of its papers business; and

     o    the sale of Sea Pines Associates, Inc. to the Riverstone Group, LLC.

     The Firm also announced during the first quarter of 2005 the recruitment of three new managing directors:

     o    Kenneth Crews (Dallas-based former Global Head of Energy & Utilities at UBS);

     o    Richard Lieb (New York-based former Head of Real Estate Investment
          Banking at Goldman Sachs); and

     o    Peter Stott (London-based former Co-Head of UK Investment Banking at
          Morgan Stanley).

MERCHANT BANKING FUND MANAGEMENT& OTHER REVENUES

     Merchant banking fund management revenue reflects asset management fees, net principal investments gains or losses and profit overrides.

     We earned $4.4 million in Merchant Banking Fund Management & Other Revenues in the first quarter of 2005 compared to $4.0 million in the first quarter of
2004, representing an increase of 10%. The increase was primarily due to an increase in interest income. We earned $1.5 million in profit overrides in the first three months of 2005 compared to no such overrides in the prior period, but this increase is offset by a decline in net realized and unrealized gains on investments of $1.7 million.

     On March 31, 2005, the general partners of our first group of funds (which we refer to as Greenhill Capital Partners I or "GCP I") terminated the commitment period for GCP I. As a result, the annual management fee payable by the limited partners in GCP I was reduced to 1% of the invested capital from between 1.25% to 1.5% (total invested capital was approximately $229 million as of March 31, 2005). Such management fee is payable only by the outside investors not employed by or affiliated with us.

     The Firm announced the initial closing on March 31, 2005 of Greenhill
Capital Partners II, L.P. ("GCP II"), our second merchant banking fund. GCP II received commitments from investors of $558 million, including an $85 million capital commitment from the Firm and a $135 million personal capital commitment from managing directors and other professionals of the Firm. Commitments will be drawn down from time to time to make investments over a period of up to five years.

     Like GCP I, GCP II expects to focus primarily on mid-market investments in the energy, telecommunications and financial services sectors--industries in which Greenhill has significant experience and expertise. Within these sectors,
GCP II intends to continue to pursue primarily a value-based, contrarian investment strategy.

     GCP II's managing general partner, which is controlled by Greenhill, makes investment decisions for the fund and is entitled to receive from GCP II an override of 20% of the profits earned by GCP II over a specified threshold on the capital committed by outside investors to GCP II ($338 million as of the initial closing of GCP II in March 2005) and an override of 10% of the profits earned by GCP II over a specified threshold on the capital committed by
Greenhill's managing directors, senior advisors and certain other employees to
GCP II ($132 million as of the initial closing of GCP II). Greenhill recognizes as revenue 100% of the profit override earned by the managing general partner of
GCP II on investments made by GCP II. Approximately one-half of such profit override is allocated, at

Greenhill's discretion, as compensation to managing directors and other employees of Greenhill involved in the management of GCP II. All limited partners in GCP II (including those who are managing directors or other employees of Greenhill) have agreed to pay during the commitment period an annual management fee to the managing general partner of GCP II equal to 1.5% of the capital committed by such limited partners. The commitment period will terminate on March 31, 2010 unless terminated earlier by the general partner.
Upon termination of the commitment period, the annual management fee will be reduced to 1% of the invested capital. No management fee or profit override is payable in respect of the capital committed by Greenhill

     In conjunction with the offering of GCP II, the Firm has retained a placement agent. Any fee payable to the placement agent will be based on the amount of capital committed to GCP II which is sourced by the placement agent.
It is expected that in the second or third quarters of 2005, the placement agent will earn a fee ranging from $0.4 million to $1.5 million, which will be charged to expense.

     The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the first three months of 2005 and 2004 are not necessarily indicative of revenue that may be realized in future periods.

OPERATING EXPENSES

     We classify operating expenses as compensation and benefits expense and non-compensation expenses.

     The principal component of our operating expenses is compensation and benefits expense. Because we were a limited liability company prior to our initial public offering in May 2004, payments for services rendered by our managing directors prior to our initial public offering were generally accounted for as distributions of members' capital or minority interest expense rather than as compensation expense. As a result, our pre-initial public offering compensation and benefits expense did not reflect a large portion of payments for services rendered by our managing directors and therefore understates our operating costs as a public company. Our pro forma compensation and benefits expense reflects a 45% ratio of such expenses to revenues, consistent with our actual compensation and benefits expense following our initial public offering.
As a corporation, we now include all payments for services rendered by our managing directors in compensation and benefits expense.

     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

                               OPERATING EXPENSES

                                                          THREE MONTHS
                                                        ENDED MARCH 31,
                                                     -------------------
                                                       2005        2004
                                                     -------     -------
                                                     (in millions, unaudited)

Actual Compensation & Benefits Expense ..........    $  19.9     $   9.2
   % of Revenues.................................        45%         31%
Pro Forma Compensation & Benefits Expense(a) ....       19.9        13.3
   % of Revenues ................................        45%         45%

Non-Compensation Expense:

   Other Operating Expenses .....................        6.1         4.2
   Depreciation & Amortization ..................        0.6         0.8
                                                     -------     -------
Total Non-Compensation Expense ..................        6.7         5.0
   % of Revenues ................................        15%         17%

Total Actual Operating Expense ..................       26.6        14.2
   % of Revenues ................................        61%         48%
Total Pro Forma Operating Expense (a) ...........       26.6        18.3
   % of Revenues ................................        61%         62%

----------

(a)  We have operated as a public company since our initial public offering in
     May 2004, and the amounts for the three months ended March 31, 2005 reflect actual expenses; the amounts for the three months ended March 31, 2004 reflect pro forma expenses.

COMPENSATION AND BENEFITS

     Our Total Compensation and Benefits Expense in the first quarter of 2005 was $19.9 million, which reflects a 45% ratio of compensation to revenues. This amount compares to pro forma Total Compensation and Benefits Expense of $13.3 million for the three months ended March 31, 2004, which reflected a 45% ratio of compensation to revenues. Since the initial public offering, our compensation to revenues ratio has been 45%. The increase of $6.6 million or 50% over the pro forma amount for the first quarter of 2004 is due to the higher level of revenues in the first quarter of 2005.

     Our actual Total Compensation and Benefits Expense for the three months ended March 31, 2004 was $9.2 million.

NON-COMPENSATION EXPENSE

     Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, travel and entertainment, insurance, depreciation and other operating expenses.
Reimbursable client expenses are netted against non-compensation expenses.

     Our non-compensation expenses were $6.7 million in the first quarter of
2005, which compared to $5.0 million in the first quarter of 2004, representing an increase of 34%. The increase is related principally to the write-off of uncollectible accounts ($1.0 million), increased recruiting expenses ($0.1 million) and expenses associated with operating as a public entity ($0.6 million), offset in part by lower depreciation expense ($0.1 million). In addition, non-US operating costs increased approximately $0.1 million due to the decline in the value of the US dollar.

     Non-compensation expense as a percentage of revenue in the three months ended March 31, 2005 was 15%, compared to 17% for the three months ended March
31, 2004. The decrease in non-compensation expenses as a percentage of revenue is principally related to the increase in revenue.

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

     The Firm's non-compensation expense as a percentage of revenue can vary as a result of a variety of factors including fluctuation in quarterly revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, currency movements and other factors. Accordingly, the non-compensation expense as a percentage of revenue in any particular quarter may not be indicative of the non-compensation expense as a percentage of revenue in future periods.

PROVISION FOR INCOME TAXES

     The Provision for Taxes in the first quarter of 2005 was $6.4 million, which reflects an effective tax rate of approximately 38%. This compares to a pro forma Provision for Taxes in the first quarter of 2004 of $4.7 million based on an assumed tax rate of 42% for the period. Actual taxes for the first quarter of 2004, which reflect local taxes that we were subject to as a limited liability company prior to our initial public offering, were $0.5 million.

The decrease in the effective tax rate in the first quarter of 2005 as compared to the pro forma effective tax rate for the same period in the prior year is principally due to the fact that a greater proportion of our advisory earnings during the first quarter of 2005 were derived from non-U.S. sources, which benefit from relatively lower tax rates than U.S.-based advisory income.

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

LIQUIDITY AND CAPITAL RESOURCES

     As a result of our initial public offering in May 2004, we received proceeds of approximately $89 million, net of the underwriters' discount and offering expenses. Prior to the initial public offering, we had debt of $16.0 million as a result of borrowings under our revolving credit facility. Proceeds from our initial public offering were used to repay this debt and the remaining proceeds were invested in short term, highly-rated securities. In the third quarter of 2004, we funded $8.0 million ($4.0 million net of refunded capital calls) in commitments to Greenhill Capital Partners I. We expect that the remaining proceeds from our initial public offering will be used for general corporate purposes, including (i) the funding of our remaining $16.4 million in commitments to Greenhill Capital Partners I, (ii) the funding of our $85 million in commitments to Greenhill Capital Partners II, and (iii) the establishment of new merchant banking funds in which we, as the general partner, expect to make certain principal investments. Until the remaining proceeds of our initial public offering are used for these purposes, we expect to continue to invest them in highly-rated short-term debt securities and money market funds.

     Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements.

     As of March 31, 2005, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP I of $16.4 million. In April 2005, the Company funded $3.5 million of its Commitment to GCP
I. The commitment period for GCP I has terminated, but GCP I has the right to call the remaining capital until June 2007 for follow-on investments. On March
31, 2005, we committed $85 million to GCP II. Capital calls may be made at any time through March 31, 2010 (unless the commitment period for GCP II is terminated earlier) and thereafter for a period of two years for follow-on investments.

     Our Board of Directors has authorized the repurchase of up to $10.0 million of common stock to initiate our common stock repurchase program, with the primary objective of repurchasing equity that is issued as part of compensation pursuant to our equity compensation plan. As of March 31, 2005, the firm had repurchased 67,534 shares of its common stock for $2.1 million at an average price of $31.51.

CASH FLOWS

     In the first quarter of 2005, our cash and cash equivalents increased by
$19.8 million from December 31, 2004. We generated $35.1 million in investing activities, including $32.1 million from the net sale of securities and $3.3 million from distributions from our investments. We used $9.8 million in operating activities, including a net decrease in working capital of $20.2 million (principally from the payment of bonus compensation), partially offset by $10.4 from net income after giving effect to the non-cash items. We used $5.1 million for financing activities, including $3.2 million for the payment of dividends and $1.9 million for the purchase of treasury stock.

     In the first quarter of 2004, our cash and cash equivalents decreased by
$11.1 million from December 31, 2003. We generated $3.6 million from operating activities. We used $14.5 million in financing and investing activities,

including $27.5 million in distributions to our members and a $2.3 million investment in Greenhill Capital Partners, partially offset by increased borrowings of $14.5 million.

CONTRACTUAL OBLIGATIONS

     In March 2005, we committed $85 million to GCP II, which we expect will be called over a five-year period. On February 16, 2005, GCP I transferred all of the shares of common stock of Global Signal, Inc. owned by it to a new, wholly-owned subsidiary, GCP SPV1, LLC (the "Borrower"). The Borrower entered into a credit agreement, dated February 16, 2005, with Morgan Stanley Mortgage
Capital, Inc., as administrative agent, and certain other lenders named therein.
Under the terms of the credit agreement the Borrower borrowed $70 million, secured by 8,383,234 of the 8,422,194 shares of Global Signal Inc. common stock owned by it. Under the terms of a separate recourse agreement, the lenders will have recourse to Greenhill Capital Partners, LLC in the event of fraud or intentional or grossly negligent misrepresentations by the Borrower or the institution of insolvency proceedings by or against the Borrower, Greenhill
Capital Partners LLC or GCP I. Proceeds from the loan were used to fund distributions to GCP I's limited partners, which include executive officers of
Greenhill. The credit agreement matures in August 2006 and bears a floating rate of interest based upon Libor or, at our option, a prime rate.

MARKET RISK

     Due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investment to short term cash investments, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk. We have principal investments in Greenhill Capital Partners and may make investments in other merchant banking funds, and we face exposure to changes in the estimated fair value of the companies in which these funds invest, which historically has been volatile. For example, a significant portion of the increase in the unrealized investment gains during 2004 and the first three months of 2005 was attributable to an increase in the fair value of an investment by GCP I a publicly traded security. However, we do not believe that normal changes in public equity markets will have a material effect on revenues derived from such investments. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 50% of our revenues for the three months ended March 31, 2005 were denominated) and the dollar, in which our financial statements are denominated.
We do not currently hedge against movements in these exchange rates.

     We have invested the remaining proceeds of our initial public offering in short duration, highly rated investments including highly rated short-term debt securities and money market funds. Changes in interest rates and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes will have a material effect on our results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The condensed consolidated financial statements included in this report are prepared in conformity with accounting principles generally accepted in the
United States, which require management to make estimates and assumptions regarding investment valuations, compensation accruals and other matters that affect the condensed consolidated financial statements and related footnote disclosures. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. We believe that the following discussion addresses Greenhill's most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.

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

     We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Overrides are calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of outside investors. Future losses in the value of the fund's investments may require amounts previously recognized as profit overrides to be reversed to the fund in future periods. Accordingly, merchant banking overrides are recognized as revenue only after material contingencies have been resolved.

Restricted Stock Units

     In accordance with the fair value method prescribed by FASB Statement No,
123(R), "Share-Based Payment", which is a revison of FASB Statement No. 123,
"Accounting for Stock-Based Compensation", restricted stock units with future service requirements are recorded as compensation expense generally over a five-year service period following the date of grant. As the Firm expenses the awards, the restricted stock units recognized are recorded within stockholders'
equity. The Firm records dividend equivalents in stockholders' equity on outstanding restricted stock units that are expected to vest. The Firm adopted
Statement 123(R) as of January 1, 2005, and it did not have a material effect on our accounting for restricted stock units in its financial statements.

Provision for Taxes

     After the initial public offering, the firm accounts for taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109,
"Accounting for Income Taxes", which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See Item 2 -- "Market
Risk" above for a discussion of market risks.

ITEM 4.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the
"Exchange Act"), the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and
Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report. As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has
evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this quarterly report.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Unregistered Sales:  None

     Use of Proceeds: On May 11, 2004, we issued 5,000,000 shares of our Common
Stock in a registered public offering pursuant to a Registration Statement on
Form S-1, which was declared effective by the Securities and Exchange Commission on May 5, 2004 (Commission file number 333-113526). On May 12, 2004, our underwriters exercised their option to acquire an additional 750,000 shares of our Common Stock and we issued that additional number of shares of Common Stock on May 14, 2004. The offering has terminated, and all securities registered pursuant to our Registration Statement have been sold. The managing underwriter for the offering was Goldman, Sachs & Co. An aggregate of 5,750,000 shares of
Common Stock were registered pursuant to the Registration Statement at an aggregate estimated offering price of $92,000,000 (based upon the estimated maximum price of $16.00 per share that was estimated by us in accordance with
Rule 457(a) of the Securities Act of 1933, as amended, prior to the pricing of the initial public offering). A total of 5,750,000 shares of Common Stock were sold at an aggregate actual offering price of $100,625,000 (based upon the price of $17.50 per share at which the shares actually sold). The amount of expenses incurred by us in connection with the issuance and distribution of the Common
Stock (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses) and related transactions was approximately $11 million. The estimated net offering proceeds to us from the offering after subtracting these expenses was approximately $89 million. We used
$16 million of the offering proceeds to repay debt outstanding under our senior credit facility and $11.5 million of the offering proceeds to fund commitments to GCP I. The remainder of the offering proceeds have been invested in highly rated debt securities and money market funds. It is our expectation that the remaining proceeds of the offering will be used by us to fund our commitments to
GCP I and GCP II and the establishment of new merchant banking funds in which we, through our controlling interest in the general partner of the funds, expect to make certain principal investments.

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

Date:  April 27, 2005

                                   GREENHILL & CO., INC.

                                   By: /s/ ROBERT F. GREENHILL
                                       --------------------------------------
                                       Name:  Robert F. Greenhill
                                       Title: Chairman and Chief Executive
                                              Officer

                                   By: /s/ JOHN D. LIU
                                       --------------------------------------
                                       Name:  John D. Liu
                                       Title: Chief Financial Officer

