Form 10-Q
period 2005-06-30
GREENHILL & CO INC
filed 2005-08-04
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes          No

As of August 2, 2005, there were 30,722,631 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

Item No.	Page

Part I. Financial Information
1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition as of June 30, 2005 and December 31, 2004	4
	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004	5
	Condensed Consolidated Statements of Changes in Members' Equity and Stockholders' Equity for the six months ended June 30, 2005 and year ended December 31, 2004	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	7
	Notes to Condensed Consolidated Financial Statements	8
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
3.	Quantitative and Qualitative Disclosures About Market Risk	27
4.	Controls and Procedures	27
Part II. Other Information
1.	Legal Proceedings	29
2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
3.	Defaults Upon Senior Securities	29
4.	Submission of Matters to a Vote of Security Holders	30
5.	Other Information	30
6.	Exhibits and Reports on Form 8-K	30
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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$94,419,409	$60,806,951
Securities	—	52,416,670
Financial advisory fees receivable, net of allowance for doubtful accounts of $1.8 million and $0.8 million as of June 30, 2005 and December 31, 2004	13,195,783	25,185,937
Other receivables	1,206,045	1,062,926
Property and equipment, net of accumulated depreciation and amortization of $26.4 million and $25.2 million as of June 30, 2005 and December 31, 2004	8,823,712	9,290,877
Investments	45,711,940	25,881,674
Due from affiliates	73,049	135,163
Other assets	1,803,617	2,235,905
Total assets	$165,233,555	$177,016,103
Liabilities, Members' Equity and Stockholders' Equity
Compensation payable	$13,093,460	$31,788,116
Accounts payable and accrued expenses	2,331,301	6,594,997
Taxes payable	11,025,743	9,444,666
Due to affiliates	1,445,044	1,445,044
Total liabilities	27,895,548	49,272,823
Minority interest in net assets of affiliate	1,463,811	504,177
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 30,855,733 and 30,750,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004	308,557	307,500
Restricted stock units	5,332,010	3,396,714
Additional paid-in capital	109,309,508	106,743,051
Retained earnings	26,430,149	15,781,529
Accumulated other comprehensive income	(820,687)	1,222,235
Treasury stock, at cost; 143,736 and 9,346 shares as of June 30, 2005 and December 31, 2004	(4,685,341)	(211,926)
Stockholders' equity	135,874,196	127,239,103
Total liabilities, minority interest, members' equity and stockholders' equity	$165,233,555	$177,016,103

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Financial advisory fees	$16,316,783	$27,801,947	$55,787,498	$53,339,242
Merchant banking revenue	12,328,021	6,878,759	16,262,628	10,886,486
Interest income	817,834	172,438	1,340,019	192,941
Total Revenues	29,462,638	34,853,144	73,390,145	64,418,669

Expenses
Employee compensation and benefits	11,732,768	13,519,168	31,653,161	22,755,368
Occupancy and equipment rental	1,631,539	1,477,520	2,963,745	2,831,872
Depreciation and amortization	646,038	759,488	1,274,161	1,531,550
Information services	940,560	664,738	1,808,306	1,425,301
Professional fees	1,651,947	563,271	2,275,815	847,779
Travel related expenses	1,413,937	802,969	2,404,384	1,696,168
Other operating expenses	1,504,300	1,538,349	3,781,577	2,443,918
Total Expenses	19,521,089	19,325,503	46,161,149	33,531,956

Income before Tax and Minority Interest	9,941,549	15,527,641	27,228,996	30,886,713

Minority interest in net income of affiliate	130,717	2,092,353	228,975	6,487,050

Income before Tax	9,810,832	13,435,288	27,000,021	24,399,663

Provision for taxes	3,557,565	5,626,649	9,995,017	6,110,951

Net Income	$6,253,267	$7,808,639	$17,005,004	$18,288,712
Average common shares outstanding:
Basic	30,986,722	28,494,540	30,950,653	26,758,276
Diluted	31,080,138	28,537,025	31,021,351	26,800,762
Earnings per share
Basic	$0.20	$0.27	$0.55	$0.68
Diluted	$0.20	$0.27	$0.55	$0.68
Pro forma average shares outstanding (see Note 10):
Basic	30,986,722	28,494,540	30,950,653	26,758,276
Diluted	31,080,138	28,537,025	31,021,351	26,800,762
Pro forma earnings per share (see Note 10):
Basic	$0.20	$0.27	$0.55	$0.53
Diluted	$0.20	$0.27	$0.55	$0.53

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in
Members' Equity and Stockholders' Equity (Unaudited)

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Members' equity, beginning of the year	$—	$32,257,252
Contributed capital	—	27,500
Comprehensive income:
Net income prior to the Reorganization	—	13,430,671
Other comprehensive income:
Foreign currency translation adjustment	—	(225,490)
Comprehensive income	—	13,205,181
Distributions	—	(31,223,511)
Exchange of members' interests for shares of common stock	—	(17,784,148)
Transfer to other comprehensive income	—	(564,013)
Transfer to retained earnings	—	4,081,739
Members' equity, end of the period	—	—
Common stock, par value $0.01
Common stock, beginning of the year	307,500	—
Exchange of partnership interests for shares of common stock	—	250,000
Common stock issued	1,057	57,500
Common stock, end of the period	308,557	307,500
Restricted stock units
Restricted stock units, beginning of the year	3,396,714	—
Restricted stock units recognized	4,909,824	3,396,714
Restricted stock units delivered	(2,974,528)	—
Restricted stock units, end of the period	5,332,010	3,396,714
Additional paid-in capital
Additional paid-in capital, beginning of the year	106,743,051	—
Exchange of partnership interests for shares of common stock	—	17,534,148
Issuance of common stock	1,849,270	89,208,903
Net tax benefit from the delivery of restricted stock units	717,187	—
Additional paid-in capital, end of the period	109,309,508	106,743,051
Retained earnings
Retained earnings, beginning of the year	15,781,529	—
Transfer from members' equity	—	(4,081,739)
Dividends	(6,356,384)	(5,021,888)
Net income subsequent to the Reorganization	17,005,004	24,885,156
Retained earnings, end of the period	26,430,149	15,781,529
Other comprehensive income
Other comprehensive income, beginning of the year	1,222,235	—
Transfer from members' equity	—	564,013
Currency translation adjustment	(2,042,922)	658,222
Other comprehensive income, end of the period	(820,687)	1,222,235
Treasury Stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(211,926)	—
Repurchased	(4,473,415)	(211,926)
Treasury stock, end of the period	(4,685,341)	(211,926)
Total members' equity and stockholders' equity	$135,874,196	$127,239,103

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$17,005,004	$18,288,712
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	1,274,161	1,531,550
Unrealized (gains) losses on investments	(11,726,067)	(8,631,346)
Restricted stock units recognized	4,909,824	770,433
Changes in operating assets and liabilities:
Financial advisory fees receivable	11,990,154	(2,426,237)
Due from affiliates	62,114	322,259
Other receivables and assets	262,502	221,728
Compensation payable	(18,694,656)	(2,141,369)
Accounts payable and accrued expenses	(3,399,027)	23,855
Minority interest in net assets of affiliate	959,634	(10,172,447)
Due to affiliates	—	1,445,044
Taxes payable	1,581,077	6,397,610
Cash settlement of restricted stock units	(1,988,870)	—
Net cash provided by operating activities	2,235,850	5,629,792

Investing activities:
Purchase of investments	(14,104,193)	(2,253,127)
Distribution from investments	5,999,994	2,934,909
Purchase of securities	(99,581,476)	—
Sale of securities	151,998,146	—
Purchase of property and equipment	(780,329)	(3,938,630)
Net cash provided by (used in) investing activities	43,532,142	(3,256,848)

Financing activities:
Proceeds of revolving bank debt	—	14,500,000
Repayment of revolving bank debt	—	(16,000,000)
Capital contributions	—	27,500
Dividends paid	(6,356,384)	—
Purchase of treasury stock	(4,473,415)	—
Net tax benefit from the delivery of restricted stock units	717,187	—
Proceeds from the issuance of common stock	—	89,578,030
Capital distributions	—	(31,223,511)
Cash provided by (used in) financing activities	(10,112,612)	56,882,019

Effect of exchange rate changes on cash and cash equivalents	(2,042,922)	(250,204)

Net increase in cash and cash equivalents	33,612,458	59,004,759
Cash and cash equivalents, beginning of period	60,806,951	26,598,643
Cash and cash equivalents, end of period	$94,419,409	$85,603,402

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$172,422
Cash paid for taxes, net of refunds	$7,586,460	$2,066

See accompanying notes to condensed consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization

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

The Company's activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in the Company's merchant banking funds, Greenhill Capital Partners ("GCP I") and Greenhill Capital Partners II ("GCP II"), (collectively "GCP"), and the Company's principal investments in GCP and other merchant banking funds.

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

The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. (formerly Holdings) and all other entities in which the Company has a controlling interest, including GCI, after eliminations of all significant inter-company accounts and

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

transactions. The Company adopted the revised FASB Interpretation No. 46 ("FIN 46-R"), "Consolidation of Variable Interest Entities", in the first quarter of 2004. FIN 46R defines variable interests and specifies the circumstances under which the consolidation of entities will be required. The adoption of FIN 46-R did not have a material impact on the Company's financial position or results of operations. The Company consolidates GCP Managing Partner, LP, the managing general partner of GCP I and GCP Managing Partner II, L.P., the managing general partner of GCP II. GCP Managing Partner, LP is responsible for managing GCP I's investments, subject to the approval of GCP, L.P., the other general partner of GCP I, with respect to the sale or other disposition of GCP I investments made prior to December 31, 2003. GCP Managing Partner II, LP is responsible for managing GCP II's investments. The Company does not consolidate the funds which comprise GCP I or GCP II since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds. Also, GCP Managing Partner, L.P. and GCP Managing Partner II, L.P. are subject to removal by a simple majority of unaffiliated third-party investors of GCP I and GCP II, respectively.

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

The Company's clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.3 million and $0.9 million for the three months ended June 30, 2005 and 2004, respectively, and $1.8 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively.

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

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recognizes merchant banking overrides when certain financial returns are achieved over the life of the fund. Overrides are calculated as a percentage of the profits earned by each fund. Future losses (if any) in the value of the fund's investments may require amounts previously recognized as overrides to be adjusted downward. Accordingly, merchant banking overrides are recognized as revenue only after material contingencies have been resolved. See "Note 3 – Investments" for further discussion of the GCP revenues recognized.

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

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No, 123(R), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", restricted stock units with future service requirements are recorded as compensation expense generally over a five-year service period following the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders' equity. The Company records dividend equivalents in stockholders' equity on outstanding restricted stock units that are expected to vest. The Company adopted FASB Statement 123(R) as of January 1, 2005, and it did not have a material effect on the Company's accounting for awards of restricted stock units in its financial statements.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At June 30, 2005 and December 31, 2004, the carrying value of the Company's financial instruments approximated fair value.

Securities

Securities represents municipal auction rate securities held by the Company which are treated as available for sale securities under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. At December 31, 2004, the Company had a highly diversified portfolio of AAA-rated variable rate securities which generally provide liquidity at par, as they can be sold at regularly scheduled auctions on the interest reset dates. At June 30, 2005, the Company did not hold any municipal auction rate securities.

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

With respect to all investments made by GCP I after January 1, 2004, the profit overrides earned by GCP Managing Partner, L.P., for such GCP I investments, are consolidated by the Company, and 50% of such overrides are allocated, at the Company's discretion, as compensation expense to the individual employees of the Company involved in managing GCP I. The employees of the Company, through their direct interest in GCP, L.P., have the right to receive substantially all of the profit overrides for GCP I investments made prior to 2004. See "Note 2 – Summary of Significant Accounting Policies" for the consolidation policy of GCP Managing Partner, LP.

On March 31, 2005, GCP Managing Partner, L.P. terminated the commitment period for GCP I. As a result, the annual management fee payable by the limited partners in GCP I was reduced to 1% of the invested capital from between 1.25% to 1.5% (total invested capital was approximately $253 million as of June 30, 2005). Such management fee is payable only by the outside investors not employed by or affiliated with the Company.

In June 2005, the Company completed the final closing of its second private equity fund, Greenhill Capital Partners II (or GCP II). The total committed capital for GCP II as of the final closing was $875 million. The Company committed $88 million of the capital raised, and the Company's managing directors and other professionals have personally committed a further $136 million. The remainder of the committed capital was raised from a variety of institutional investors, as well as from wealthy families and corporate executives. Committed capital is expected to be drawn down from time to time over an investment period of up to 5 years to fund investments by GCP II.

GCP II's managing general partner, GCP Managing Partner II, L.P., which is controlled by the Company, makes investment decisions for the fund and is entitled to receive from GCP II an override of 20% of the profits earned by GCP II over a specified threshold on the capital committed by outside investors to GCP II ($651 million) and an override of 10% of the profits earned by GCP II over a specified threshold on the capital committed by the Company's managing directors, senior advisors and certain other employees to GCP II ($132 million). The Company will recognize as revenue 100% of the profit override earned by the managing general partner of GCP II on investments made by GCP II. Approximately one-half of such profit override will be allocated, at the Company's discretion, as compensation to managing directors and other employees of the Company involved in the management of GCP II. All limited partners in GCP II (including those who are managing directors or other employees of the Company) have agreed to pay during the commitment period an annual management fee to the managing general partner of GCP II equal to 1.5% of the capital committed by such limited partners. The commitment period will terminate on March 31, 2010 unless terminated earlier by the general partner. Upon termination of the commitment period, the annual management fee will be reduced to 1% of the invested capital. No management fee or profit override is payable in respect of the capital committed by the Company.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of June 30, 2005	As of December 31, 2004
	(in thousands)
Portfolio Investments	$671,231	$552,948
Total Assets	684,422	556,082
Total Liabilities	70,899	13,007
Partners' Capital	613,523	543,075

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Net unrealized gain on investments	$64,635	$131,027	$81,285	$211,159
Net realized gain on investments	53,609	(311)	64,729	3,332
Investment income	2,189	3,051	10,578	4,390
Expenses	(2,087)	(1,133)	(4,615)	(2,032)
Net income	118,346	132,634	151,977	216,849

In February 2005, a subsidiary of GCP I borrowed $70 million from a financial institution pursuant to a credit agreement secured by certain of the shares of Global Signal Inc. common stock owned by it and backed, under limited circumstances, by a recourse agreement issued by GCPLLC.

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of June 30, 2005	As of December 31, 2004
	(in thousands)
Portfolio Investments	$46,032	$—
Total Assets	56,027	—
Total Liabilities	—	—
Partners' Capital	56,027	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Net unrealized gain on investments	$8,053	$—	$8,053	$—
Expenses	(4,526)	—	(4,526)	—
Net income	3,527	—	3,527	—

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's Merchant Banking revenue, by source, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)

Management fees	$3,405	$1,128	$4,537	$2,255
Net realized and unrealized gains on investments in GCP	5,388	3,637	6,617	6,517
Merchant banking overrides	3,300	2,000	4,800	2,000
Other unrealized investment income	235	114	309	114
Merchant banking revenue	$12,328	$6,879	$16,263	$10,886

The carrying value of the Company's investments are as follows:

	As of June 30, 2005	As of December 31, 2004
	(in thousands)
Investment in GCP I	$37,781	$25,039
Investment in GCP II	6,529	—
Other investments	1,402	843
Investments	$45,712	$25,882

At June 30, 2005 and December 31, 2004, included in investment in GCP I is $1.3 million and $0.5 million, respectively, related to the interests in GCP Managing Partner, L.P. held directly by various Managing Directors. At June 30, 2005, included in investment in GCP II is $0.1 million related to the interests in GCP Managing Partner II, L.P. held directly by various Managing Directors. In 2004, GCP LLC was granted stock options as a transaction fee from a GCP I portfolio company. The options were exercised, and the common stock received upon exercise is included above in other investments at June 30, 2005 and December 31, 2004.

At June 30, 2005, the Company had unfunded commitments to GCP I of $8.5 million. The remaining commitments will be funded as required through March 2007 for follow-on investments. At June 30, 2005, the Company had unfunded commitments to GCP II of $82.4 million.

In June of 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC ("Barrow Street III"), of which $4.8 million remains unfunded at June 30, 2005. The remaining commitment to Barrow Street III will be funded as required through April 11, 2009.

Note 4 – Related Parties

At June 30, 2005 and December 31, 2004, the Company had a receivable of $0.1 million and $0.1 million, respectively, due from GCP relating to expense reimbursements, which is included in due from affiliates.

Barrow Street Capital, a real estate investment management company, subleases office space from the Company, and reimburses the Company for the use of other facilities and participation in the Company's health care plans.

A firm owned by an executive of the Company also subleases airplane and office space from the Company.

In April 2005, the Company accelerated the vesting of the restricted stock units granted to the controlling parties of Barrow Street Capital, and in May 2005, the Company settled these restricted

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

stock units for cash of $2.0 million. Included in compensation and benefits is $1.0 million and $0.1 million for the three months ended June 30, 2005 and 2004, and $1.4 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively, in expenses related to the restricted stock units granted to the controlling parties of Barrow Street Capital as part of the Company's initial public offering.

Due to affiliates at June 30, 2005 and December 31, 2004 represents undistributed earnings to the U.K. members of GCI from the period prior to the Reorganization.

Note 5 – Members' and Stockholders' Equity

On June 15, 2005, a dividend of $0.10 per share was paid to shareholders of record on May 19, 2005. Dividend equivalents of $0.1 million were paid on the restricted stock units that are expected to vest. Additionally, in July 2005, the Board of Directors of the Company declared a quarterly dividend of $0.12 per share. The dividend will be payable on September 14, 2005 to the common stockholders of record on August 24, 2005.

In July 2005, the Company's Board of Directors authorized the repurchase of common stock in open market transactions up to $25.0 million.

During the six months ended June 30, 2005, the Company repurchased in open market transactions 99,368 shares of its common stock at an average price of $32.56. The Company is authorized to repurchase an additional $25.0 million of common stock in open market transactions. Additionally, the Company is deemed to have repurchased 35,022 shares of its common stock at $35.35 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS – Earnings available to common stockholders	$6,253	$7,809	$17,005	$18,289
Denominator for basic EPS – weighted average number of common shares	30,987	28,495	30,951	26,758
Effect of dilutive securities
Restricted stock units	93	42	70	42
Denominator for diluted EPS – weighted average number of common shares and dilutive potential common shares	31,080	28,537	31,021	26,800
Earnings per share:
Basic	$0.20	$0.27	$0.55	$0.68
Diluted	$0.20	$0.27	$0.55	$0.68

Note 7 – Income Taxes

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

The Company's effective rate will vary depending on the source of the income. Investment and foreign sourced income is taxed at a lower effective rate than U.S. trade or business income.

Note 8 – Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission's Uniform Net Capital requirements under Rule 15c3-1 (the "Rule"), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2005, G&Co's net capital was $3.7 million, which exceeded its requirement by $2.8 million. G&Co's aggregate indebtedness to net capital ratio was 3.32 to 1 at June 30, 2005. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI is subject to capital requirements of the FSA. As of June 30, 2005, GCI was in compliance with its local capital adequacy requirements.

Note 9 – Business Information

The Company's activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

•	Financial advisory, which includes advice on mergers, acquisitions, restructuring and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in GCP and the Company's principal investments in such fund.

The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client's transaction or restructuring. Financial advisory revenues represented approximately 55% and 80%, of the Company's total revenues for the three months ended June 30, 2005 and 2004, respectively, and 76% and 83% of the Company's total revenues for the six months ended June 30, 2005 and 2004, respectively.

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

Note 10 – Pro Forma Financial Information

The following is a condensed actual consolidated statement of income for the three and six months ended June 30, 2005 and a condensed pro forma consolidated statement of income for the three and six months ended June 30, 2004:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2005	2004	2005	2004
	(a)	(actual)	(pro forma)	(actual)	(pro forma)
		(in thousands, except per share data)
Total Revenues		$29,463	$34,853	$73,390	$64,419
Compensation and benefits	(b)	11,733	15,684	31,653	28,989
Other expenses		7,788	5,806	14,508	10,777
Total expenses		19,521	21,490	46,161	39,766
Income before tax and minority interest		9,942	13,363	27,229	24,653
Minority interest in net income of subsidiary	(c)	131	—	229	—
Income before tax		9,811	13,363	27,000	24,653
Tax expense	(d)	3,558	5,612	9,995	10,354
Net income		$6,253	$7,751	$17,005	$14,299
Actual and pro forma average common shares outstanding:	(e)
Basic		30,987	28,495	30,951	26,758
Diluted		31,080	28,537	31,021	26,801
Actual and pro forma earnings per share:
Basic		$0.20	$0.27	$0.55	$0.53
Diluted		$0.20	$0.27	$0.55	$0.53

(a)	Prior to the initial public offering the Company was a limited liability company and its historical earnings did not fully reflect the compensation expense it pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the Company's earnings attributable to

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

its European operations was recorded as minority interest. The Company believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest of its European operations, more accurately depict its results as a public company. During the three and six months ended June 30, 2005, the Company operated as a public company for the entire period, and the amounts presented above reflect actual results of operations for that period. The amounts for the three and six months ended June 30, 2004 reflect pro forma results of operations as if the Company operated as a public company during the period January 1, 2004 to the date of its public offering on May 11, 2004 combined with the actual results of operations for the period after the public offering.

(b)	Because the Company had been a limited liability company prior to the initial public offering, payments for services rendered by managing directors generally had been accounted for as distributions of members' capital rather than as compensation expense. As a corporation, the Company includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the Company's conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the Company's initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the Company's policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the Company retains the ability to change this policy in the future). An adjustment to increase compensation expense for the three and six months ended June 30, 2004 of $2.2 million and $6.2 million, respectively, has been made to record total compensation and benefits expense at 45% of total revenues, which is consistent with the expense ratio the Company used as a public company in 2004.

(c)	For the three and six months ended June 30, 2004, historical income before tax has been increased by $2.1 million and $6.5 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in Greenhill & Co. International.

(d)	As a limited liability company, the Company was generally not subject to income taxes except in foreign and local jurisdictions. For the six months ended June 30, 2004, the provision for taxes was increased by $4.2 million on a pro forma basis to adjust the Company's effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if it was a corporation on January 1, 2004.

(e)	For the three and six months ended June 30, 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the Company in conjunction with the initial public offering as if it occurred on January 1, 2004 and (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering.

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

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London, Frankfurt and Dallas. Our activities constitute a single business segment with two principal sources of revenue:

•	Financial Advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant Banking Fund Management, which currently consists primarily of management of Greenhill's private equity funds, Greenhill Capital Partners, and principal investments by Greenhill in those funds.

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

In the first six months of 2005, global volume of completed M&A transactions was $740 billion compared to $662 billion in the first six months of 2004, a 12% increase1 .. Restructuring activity as measured by the dollar amount of debt defaults declined as there were 16 defaults recorded globally affecting $6.6 billion of debt in the first six months of 2005 compared to 21 defaults on $6.9 billion of debt in the first six months of 20042 ..

Although we may benefit from any sustained increase in M&A volume, we will be constrained by the relatively small size of our firm and we may not grow as rapidly as our principal competitors. In addition, some of the benefits we expect to experience in connection with the recent increase in M&A volume will be partially offset by the current decline in restructuring activity.

Results of Operations

Summary

Our second quarter revenues of $29.5 million compare with revenues of $34.9 million for the second quarter of 2004, which represents a decrease of $5.4 million or 15%. The decrease was primarily due to lower financial advisory revenues in the second quarter of 2005 as compared to the same period in the prior year. On a year-to-date basis, revenue through June 30, 2005 was $73.4 million, compared to $64.4 million for the comparable period in 2004, representing an increase of $9.0 million or 14%. The increase in year-to-date revenues is primarily due to higher merchant banking revenue in 2005 compared to 2004.

The Firm's second quarter net income of $6.3 million compares with pro forma net income of $7.8 million in the second quarter of 2004, which represents a decrease of $1.5 million or 19%. The decrease was primarily due to lower revenues as discussed above, partially offset by lower non-compensation expenses (as described in more detail below). On a year-to-date basis, net income was $17.0 million through June 30, 2005, compared to pro forma net income of $14.3 million for the comparable period in 2004, which represents an increase of $2.7 million or 19%. The increase is primarily due to increased revenue, partially offset by greater compensation expense, consistent with the increase in revenue, and an increase in non-compensation expenses. We had actual net income of $7.8 million and $18.3 million for the three and six months ended June 30, 2004, respectively.

Prior to our initial public offering we operated as a limited liability company and our earnings did not fully reflect either the compensation expense we pay our managing directors or the taxes that we pay as a corporation. We believe that the pro forma results for the three and six months ended June 30, 2004, which increase compensation expense and tax expense to amounts we pay as a public corporation and eliminate minority interest attributable to our European operations, more accurately depict our results as a public company and provide the most meaningful basis for comparison among present, historical and future periods. See "Note 10- Pro Forma Financial Information" for an explanation of differences in pro forma amounts.

The Firm's quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which it advised, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

Revenues By Source

The following provides a breakdown of our aggregate revenues by source for the three-month and six-month periods ended June 30, 2005 and 2004, respectively:

[1]	Source: Thomson Financial as of July 28, 2005.

[2]	Source: Standard & Poors. Default figures include rated entities as well as entities that were not rated at the time of default.

Revenue by Principal Source of Revenue

	Three Months Ended
	June 30, 2005		June 30, 2004
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$16.3	55%	$27.8	80%
Merchant Banking Fund Management & Other	13.2	45%	7.1	20%
Total Revenues	$29.5	100%	$34.9	100%

	Six Months Ended
	June 30, 2005		June 30, 2004
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$55.8	76%	$53.3	83%
Merchant Banking Fund Management & Other	17.6	24%	11.1	17%
Total Revenues	$73.4	100%	$64.4	100%

Financial Advisory Revenues

Financial Advisory Revenues consist of retainers and success fees earned in connection with advising companies in merger, acquisition, restructuring or similar transactions. We earned $16.3 million in Financial Advisory Revenues in the second quarter of 2005 compared to $27.8 million in the second quarter of 2004, which represents a decrease of 41%. This decrease was due to a lower incidence of completed assignments during the second quarter of 2005 compared to the second quarter of 2004. For the six months ended June 30, 2005, Financial Advisory Revenues were $55.8 million compared to $53.3 million for the comparable period in 2004, representing an increase of 5%.

Completed assignments in the second quarter of 2005 included the sale of Deutz AG's marine service business for medium and large engines to Wartsila.

The Firm also announced during the second quarter of 2005 the recruitment of Mark Hootnick, a U.S. based restructuring specialist formerly with Miller BuckfireYing & Co. as a Managing Director, and Karl-Hermann Baumann, former Chairman of Siemens AG as a Senior Advisor based in Germany.

Merchant Banking Fund Management& Other Revenues

Merchant banking fund management revenue reflects asset management fees, net principal investments gains or losses and profit overrides.

We earned $13.2 million in Merchant Banking Fund Management & Other Revenues in the second quarter of 2005 compared to $7.1 million in the second quarter of 2004, representing an increase of 86%. This increase is primarily due to higher asset management fees resulting from greater assets under management, higher realized and unrealized principal investment gains in the Greenhill Capital Partners (GCP) portfolio, an increase in the recognized amounts of profit overrides associated with gains in the GCP portfolio and an increase in interest income.

In particular, in the second quarter GCP benefited from a significant increase in the value of its holdings in Global Signal Inc. (NYSE:GSL) and the sale of substantially all of the assets of Everlast Energy LLC, as well as dividends from and increases in the value of other investments.

For the first six months of 2005, the Firm earned $17.6 million in Merchant Banking Fund Management & Other Revenues compared to $11.1 million in the first six months of 2004, an increase of 59%. The increase is again primarily due to higher asset management fees, realized and unrealized investment gains, profit overrides and interest income.

On March 31, 2005, the general partners of our first merchant banking fund (which we refer to as Greenhill Capital Partners I or "GCP I") terminated the commitment period for GCP I. As a result, the annual management fee payable by the limited partners in GCP I was reduced to 1% of the invested capital from between 1.25% to 1.5% of capital commitments (total invested capital was approximately $253 million as of June 30, 2005). Such management fee is payable only by the outside investors not employed by or affiliated with us.

The Firm also announced the final closing in June 2005 of Greenhill Capital Partners II, L.P. ("GCP II"), our second merchant banking fund. GCP II received total commitments from investors of $875 million, including an $88 million capital commitment from the Firm. In addition to the Firm's capital commitment, managing directors and other professionals of the Firm committed $136 million of personal capital to GCP II. Commitments will be drawn down from time to time to make investments over a period of up to five years.

Like GCP I, GCP II expects to focus primarily on mid-market investments in the energy, telecommunications and financial services sectors—industries in which Greenhill has significant experience and expertise. Within these sectors, GCP II intends to continue to pursue primarily a value-based, contrarian investment strategy.

GCP II's managing general partner, which is controlled by Greenhill, makes investment decisions for the fund and is entitled to receive from GCP II an override of 20% of the profits earned by GCP II over a specified threshold on the capital committed by outside investors to GCP II ($651 million as of June 2005) and an override of 10% of the profits earned by GCP II over a specified threshold on the capital committed by Greenhill's managing directors, senior advisors and certain other employees to GCP II ($132 million as of the initial closing of GCP II). Greenhill recognizes as revenue 100% of the profit override earned by the managing general partner of GCP II on investments made by GCP II. Approximately one-half of such profit override is allocated, at Greenhill's discretion, as compensation to managing directors and other employees of Greenhill involved in the management of GCP II. All limited partners in GCP II (including those who are managing directors or other employees of Greenhill) have agreed to pay during the commitment period an annual management fee to the managing general partner of GCP II equal to 1.5% of the capital committed by such limited partners. The commitment period will terminate on March 31, 2010 unless terminated earlier by the general partner. Upon termination of the commitment period, the annual management fee will be reduced to 1% of the invested capital. No management fee or profit override is payable in respect of the capital committed by Greenhill.

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

The principal component of our operating expenses is compensation and benefits expense. Because we were a limited liability company prior to our initial public offering in May 2004, payments for services rendered by our managing directors prior to our initial public offering were generally accounted for as distributions of members' capital or minority interest expense rather than as compensation expense. As a result, our pre-initial public offering compensation and benefits expense did not reflect a large portion of payments for services rendered by our managing directors and therefore understates our operating costs as a public company. Our pro forma compensation and benefits expense reflects a 45% ratio of such expenses to revenues, which is consistent with the expense ratio the Company used as a public company in 2004. As a corporation, we now include all payments for services rendered by our managing directors in compensation and benefits expense.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions, unaudited)
Actual Compensation & Benefits Expense	$11.7	$13.5	$31.7	$22.8
% of Revenues	40%	39%	43%	35%
Pro Forma Compensation & Benefits Expense(a)	11.7	15.7	31.7	29.0
% of Revenues	40%	45%	43%	45%

Non-Compensation Expense:
Other Operating Expenses	7.1	5.0	13.2	9.2
Depreciation & Amortization	0.7	0.8	1.3	1.5
Total Non-Compensation Expense	7.8	5.8	14.5	10.7
% of Revenues	26%	17%	20%	17%

Total Actual Operating Expense	19.5	19.3	46.2	33.5
% of Revenues	66%	55%	63%	52%
Total Pro Forma Operating Expense (a)	19.5	21.5	46.2	39.7
% of Revenues	66%	62%	63%	62%

(a)	We have operated as a public company since our initial public offering in May 2004, and the amounts for the three months and six months ended June 30, 2005 reflect actual expenses; the amounts for the three months and six months ended June 30, 2004 reflect pro forma expenses.

Compensation and Benefits

Our Compensation and Benefits Expense in the second quarter of 2005 was $11.7 million, which reflects a 40% ratio of compensation to revenues. This amount compares to a pro forma Compensation and Benefits Expense of $15.7 million in the second quarter of 2004, which reflected a 45% ratio of compensation to revenues. The decrease of $4.0 million or 25% is due to the lower level of revenues in the second quarter of 2005 compared to the second quarter of 2004 and a decision to reduce the compensation ratio in a low revenue period. For the six months ended June 30, 2005, our Compensation and Benefits Expense was $31.7 million, which compares against $29.0 million of pro forma Compensation and Benefits Expense for the six months ended June 30, 2004. The increase of $2.7 million or 9% is due to the higher level of revenues in the first six months of 2005 compared to the comparable period in 2004 partially offset by the decision to reduce the compensation ratio in the second quarter of 2005. For the six months ended June 30, 2005, the ratio of compensation to revenues was 43%, compared to a 45% ratio of pro forma compensation to revenues for the comparable period in 2004.

For the three months and six months ended June 30, 2004, actual Compensation and Benefits Expense was $13.5 million and $22.8 million, respectively.

Non-Compensation Expense

Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, travel and entertainment, insurance, depreciation and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $7.8 million in the second quarter of 2005, which compared to $5.8 million in the second quarter of 2004, representing an increase of 34%. The increase is related principally to greater travel expenses ($0.6 million) and information services ($0.3 million) as a result of additional personnel and business development activity, a third-party fee related to the fundraising for GCP II ($1.0 million) and an increase in occupancy costs for additional office space in New York and Dallas ($0.2 million), offset in part by lower depreciation expense ($0.1 million).

For the first six months of 2005, our non-compensation expenses were $14.5 million, which compared to $10.7 million in the first six months of 2004, representing an increase of 36%. The increase is related principally to the write-off of uncollectible accounts ($1.0 million), the third-party fee related to the fundraising for GCP II, greater travel expenses ($0.7 million) and information services ($0.4 million) as a result of additional personnel and business development activity, and increases in expenses associated with operating as a public entity ($0.7 million), offset in part by lower depreciation expense ($0.3 million).

Non-compensation expenses as a percentage of revenue in the three months and six months ended June 30, 2005 were 26% and 20%, respectively. This compares to 17% for both the three months and six months ended June 30, 2004, respectively. The increase in these expenses as a percentage of revenue is principally related to lower revenues in the second quarter of 2005, as well as nonrecurring charges for the write-off of uncollectible accounts, the third party placement fee for the new merchant banking fund, additional personnel and business development costs, and the costs of operating as a public company.

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

Provision for Income Taxes

The Provision for Taxes in the second quarter of 2005 was $3.6 million, which reflects a 36% effective tax rate. This compares to a pro forma Provision for Taxes in the second quarter of 2004 of $5.6 million based on an assumed 42% effective tax rate for the full period. The decrease of $2.0 million or 36% is due to both a lower level of income and a lower effective tax rate in the second quarter of 2005 as compared to the same period in the prior year. The lower effective rate in the second quarter of 2005 resulted principally from the realization in 2005 of a higher proportion of investment income, which benefits from relatively lower state tax rates than U.S. advisory income.

For the six months ended June 30, 2005, our Provision for Income Taxes was $10.0 million, which reflects a 37% effective tax rate. This compares to a pro forma Provision for Taxes of $10.4 million based on an effective tax rate of 42% for the full period. The decrease of $0.4 million or 4% is due to a lower effective tax rate in the six months ended June 30, 2005 as compared to the same period in the prior year. The decrease in the effective rate for the six months ended June 30, 2005 resulted from a higher proportion of foreign sourced advisory earnings and investment income, which benefit from relatively lower tax rates than U.S. advisory income.

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

Liquidity and Capital Resources

As a result of our initial public offering in May 2004, we received proceeds of approximately $89 million, net of the underwriters' discount and offering expenses. Prior to the initial public offering, we had debt of $16.0 million as a result of borrowings under our revolving credit facility. Proceeds from our initial public offering were used to repay this debt and the remaining proceeds were invested in short term, highly-rated securities. Since the initial public offering, we have funded $22.1 million ($18.1 million net of refunded capital calls) in commitments to merchant banking funds. We expect that the remaining proceeds from our initial public offering will be used for general corporate purposes, including the funding of our remaining $95.7 million in commitments to merchant banking funds. Until the remaining proceeds of our initial public offering are used for these purposes, we expect to continue to invest them in highly-rated short-term debt securities and money market funds.

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements.

In May 2005, certain of our managing directors completed the sale of 4.6 million shares of our common stock in an underwritten offering. The Firm did not receive any proceeds from or incur any out of pocket expenses in connection with this offering.

In June of 2005, the Firm committed $5.0 million to Barrow Street Capital III, LLC ("Barrow Street III"), of which $4.8 million remains unfunded at June 30, 2005. The remaining commitment to Barrow Street III will be funded as required through April 11, 2009.

As of June 30, 2005, we had total commitments (not reflected on our balance sheet) relating to future principal investments in merchant banking funds (including Barrow Street III) of $95.7 million. These commitments are expected to be drawn on from time to time over a period of up to five years.

In July 2005, the Firm's Board of Directors authorized the repurchase of common stock in open market transactions up to $25.0 million.

During the six months ended June 30, 2005, the Firm repurchased in open market transactions 99,368 shares of its common stock at an average price of $32.56. The Firm is authorized to repurchase an additional $25.0 million of common stock in open market transactions. Additionally, the Firm is deemed to have repurchased 35,022 shares of its common stock at $35.35 per share in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units.

In August 2005, the Firm will purchase 800,000 shares of common stock from a departing employee at a 33% discount to a market price pursuant to an existing agreement. This repurchase is in addition to repurchases that may be made pursuant to the authorization referred to in the preceding paragraph.

Cash Flows

In the first six months of 2005, our cash and cash equivalents increased by $33.6 million from December 31, 2004. We generated $43.5 million in investing activities, including $52.4 million from the net sale of securities and $6.0 million from distributions from our investments, partially offset by $14.1 million in new investments in merchant banking funds. We generated $2.2 million from operating activities, including $11.5 from net income after giving effect to the non-cash items, partially offset by a net decrease in working capital of $9.2 million (principally from the payment of bonus compensation). We used $10.1 million for financing activities, including $6.4 million for the payment of dividends and $4.5 million for the purchase of treasury stock.

In the first six months of 2004, our cash and cash equivalents increased by $59.0 million from December 31, 2003. We generated $5.6 million from operating activities and $56.9 million from financing activities, including $89.6 million in proceeds from our initial public offering partially offset by distributions of $31.2 million to our members. We used $3.3 million in investing activities.

Contractual Obligations

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

In May 2005, the Company entered into a sublease agreement for additional office space in New York City. The Company will incur $1.1 million per year in lease payments through August 30, 2010.

Market Risk

Due to the nature of our business and the manner in which we conduct our operations, in particular our limitation of investment to short term cash investments, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk. We have principal investments in Greenhill Capital Partners and may make investments in other merchant banking funds, and we face exposure to changes in the estimated fair value of the companies in which these funds invest, which historically has been volatile. For example, a significant portion of the increase in the unrealized investment gains during 2004 and the first six months of 2005 was attributable to an increase in the fair value of an investment by GCPI and GCPII in a publicly traded security. However, we do not believe that normal changes in public equity markets will have a material effect on our results of operations. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 39% of our revenues for the six months ended June 30, 2005 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See Item 2 — "Market Risk" above for a discussion of market risks.

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

Part II — Other Information

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds: On May 11, 2004, we issued 5,000,000 shares of our Common Stock in a registered public offering pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on May 5, 2004 (Commission file number 333-113526). On May 12, 2004, our underwriters exercised their option to acquire an additional 750,000 shares of our Common Stock and we issued that additional number of shares of Common Stock on May 14, 2004. The offering has terminated, and all securities registered pursuant to our Registration Statement have been sold. The managing underwriter for the offering was Goldman, Sachs & Co. An aggregate of 5,750,000 shares of Common Stock were registered pursuant to the Registration Statement at an aggregate estimated offering price of $92,000,000 (based upon the estimated maximum price of $16.00 per share that was estimated by us in accordance with Rule 457(a) of the Securities Act of 1933, as amended, prior to the pricing of the initial public offering). A total of 5,750,000 shares of Common Stock were sold at an aggregate actual offering price of $100,625,000 (based upon the price of $17.50 per share at which the shares actually sold). The amount of expenses incurred by us in connection with the issuance and distribution of the Common Stock (including underwriting discounts and commission, expenses paid to the underwriters and certain other expenses) and related transactions was approximately $11 million. The net offering proceeds to us from the offering after subtracting these expenses was approximately $89 million. We used $16 million of the offering proceeds to repay debt outstanding under our senior credit facility and $18.1 million of the offering proceeds to fund commitments to merchant banking funds. The remainder of the offering proceeds have been invested in highly rated debt securities and money market funds and will be used by us to fund our commitments to merchant banking funds (described in greater detail in Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidation and Capital Resources" of this Report on Form 10-Q).

Share Repurchases in the Second Quarter of 2005:

Period	Total Number of Shares Repurchased[3]	Average Price Paid Per Share	Total Number of Shares Purchase as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[4]
April 1 – April 30	9,130	$33.07	9,130	$7,570,171
May 1 – May 31	32,050	31.75	32,050	6,552,687
June 1 – June 30	—	—	—	—

Item 3.    Defaults Upon Senior Securities

None.

3	Excludes 35,022 shares the Company is deemed to have repurchased at $35.35 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

4	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $10,000,000 in shares of our common stock, as announced on October 21, 2004.

Item 4.    Submission of Matters to a Vote of Security Holders

At the 2005 annual meeting of stockholders of the Company held on May 18, 2005, the Company's stockholders elected seven directors each for a one-year term. The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
Robert F. Greenhill	26,911,894	338,632
Scott L. Bok	26,890,799	359,727
Simon A. Borrows	26,841,669	408,857
John C. Danforth	27,159,944	90,582
Steven F. Goldstone	27,159,944	90,582
Stephen L. Key	27,160,446	90,080
Isabel V. Sawhill	27,110,312	140,214

The Audit Committee's designation of Ernst & Young LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2005, was ratified by the stockholders by a vote of 27,224,080 for and 25,210 against. There were 1,236 abstentions.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits:		Page
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc.	32
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	47
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	48
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	49
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	50

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2005

GREENHILL & CO., INC.
By:	/s/ ROBERT F. GREENHILL
	Name:	Robert F. Greenhill
	Title:	Chairman and Chief Executive Officer
By:	/s/ JOHN D. LIU
	Name:	John D. Liu
	Title:	Chief Financial Officer