Form 10-Q
period 2005-09-30
GREENHILL & CO INC
filed 2005-11-14
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
OR
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).             Yes No

As of October 31, 2005, there were 29,665,865 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

Item No.		Page
Part I. Financial Information
1.	Condensed Consolidated Financial Statements (Unaudited) Condensed Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004	4
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004	5
	Condensed Consolidated Statements of Changes in Members' Equity and Stockholders' Equity for the nine months ended September 30, 2005 and year ended December 31, 2004	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	7
	Notes to Condensed Consolidated Financial Statements	8
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
3.	Quantitative and Qualitative Disclosures About Market Risk	27
4.	Controls and Procedures	27
Part II. Other Information
1.	Legal Proceedings	28
2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
3.	Defaults Upon Senior Securities	28
4.	Submission of Matters to a Vote of Security Holders	28
5.	Other Information	28
6.	Exhibits	28

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

Part I.    Financial Information

Item 1.    Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$88,457,799	$60,806,951
Securities	—	52,416,670
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.9 million and $0.8 million as of September 30, 2005 and December 31, 2004	13,300,946	25,185,937
Other receivables	1,399,673	1,062,926
Property and equipment, net of accumulated depreciation and amortization of $27.0 million and $25.2 million as of September 30, 2005 and December 31, 2004	8,555,115	9,290,877
Investments	69,581,747	25,881,674
Due from affiliates	273,147	135,163
Other assets	2,086,312	2,235,905
Total assets	$183,654,739	$177,016,103
Liabilities, Members' Equity and Stockholders' Equity
Compensation payable	$32,356,562	$31,788,116
Accounts payable and accrued expenses	5,988,305	6,594,997
Taxes payable	18,484,216	9,444,666
Due to affiliates	1,445,044	1,445,044
Total liabilities	58,274,127	49,272,823
Minority interest in net assets of affiliate	2,147,866	504,177
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 30,874,508 and 30,750,000 shares issued and outstanding as of September 30, 2005 and December 31, 2004	308,745	307,500
Restricted stock units	6,769,287	3,396,714
Additional paid-in capital	109,772,199	106,743,051
Retained earnings	40,551,450	15,781,529
Accumulated other comprehensive (loss) income	(1,361,320)	1,222,235
Treasury stock, at cost; 1,119,278 and 9,346 shares as of September 30, 2005 and December 31, 2004	(32,807,615)	(211,926)
Stockholders' equity	123,232,746	127,239,103
Total liabilities, minority interest, members' equity and stockholders' equity	$183,654,739	$177,016,103

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Financial advisory fees	$35,299,486	$31,275,180	$91,086,984	$84,614,422
Merchant banking revenue	29,911,754	4,994,660	46,174,382	15,881,146
Interest income	820,434	228,706	2,160,453	421,647
Total Revenues	66,031,674	36,498,546	139,421,819	100,917,215
Expenses
Employee compensation and benefits	30,707,309	16,278,351	62,360,470	39,033,719
Occupancy and equipment rental	1,801,945	1,389,600	4,765,690	4,221,472
Depreciation and amortization	622,941	969,268	1,897,102	2,500,818
Information services	894,643	696,691	2,702,949	2,121,992
Professional fees	895,362	609,970	3,171,177	1,457,749
Travel related expenses	1,215,157	1,356,093	3,619,541	3,052,261
Other operating expenses	1,358,434	1,916,233	5,140,011	4,360,151
Total Expenses	37,495,791	23,216,206	83,656,940	56,748,162
Income before Tax and Minority Interest	28,535,883	13,282,340	55,764,879	44,169,053
Minority interest in net income of affiliate	696,409	—	925,384	6,487,050
Income before Tax	27,839,474	13,282,340	54,839,495	37,682,003
Provision for taxes	10,022,201	5,052,099	20,017,218	11,163,050
Net Income	$17,817,273	$8,230,241	$34,822,277	$26,518,953
Average common shares outstanding:
Basic	30,628,431	30,829,458	30,843,199	28,050,657
Diluted	30,765,357	30,851,693	30,923,528	28,067,517
Earnings per share
Basic	$0.58	$0.27	$1.13	$0.95
Diluted	$0.58	$0.27	$1.13	$0.94
Pro forma average shares outstanding (see Note 10):
Basic	30,628,431	30,829,458	30,843,199	28,050,657
Diluted	30,765,357	30,851,693	30,923,528	28,067,517
Pro forma earnings per share (see Note 10):
Basic	$0.58	$0.27	$1.13	$0.80
Diluted	$0.58	$0.27	$1.13	$0.80

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in
Members' Equity and Stockholders' Equity (Unaudited)

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Members' equity, beginning of the year	$—	$32,257,252
Contributed capital	—	27,500
Comprehensive income:
Net income prior to the Reorganization	—	13,430,671
Other comprehensive income:
Foreign currency translation adjustment	—	(225,490)
Comprehensive income	—	13,205,181
Distributions	—	(31,223,511)
Exchange of members' interests for shares of common stock	—	(17,784,148)
Transfer to other comprehensive income	—	(564,013)
Transfer to retained earnings	—	4,081,739
Members' equity, end of the period	—	—
Common stock, par value $0.01
Common stock, beginning of the year	307,500	—
Exchange of partnership interests for shares of common stock	—	250,000
Common stock issued	1,245	57,500
Common stock, end of the period	308,745	307,500
Restricted stock units
Restricted stock units, beginning of the year	3,396,714	—
Restricted stock units recognized	6,751,274	3,396,714
Restricted stock units delivered	(3,378,701)	—
Restricted stock units, end of the period	6,769,287	3,396,714
Additional paid-in capital
Additional paid-in capital, beginning of the year	106,743,051	—
Exchange of partnership interests for shares of common stock	—	17,534,148
Common stock issued	2,198,297	89,208,903
Net tax benefit from the delivery of restricted stock units	830,851	—
Additional paid-in capital, end of the period	109,772,199	106,743,051
Retained earnings
Retained earnings, beginning of the year	15,781,529	—
Transfer from members' equity	—	(4,081,739)
Dividends	(10,052,356)	(5,021,888)
Net income subsequent to the Reorganization	34,822,277	24,885,156
Retained earnings, end of the period	40,551,450	15,781,529
Other comprehensive income
Other comprehensive income, beginning of the year	1,222,235	—
Transfer from members' equity	—	564,013
Currency translation adjustment	(2,583,555)	658,222
Other comprehensive (loss) income, end of the period	(1,361,320)	1,222,235
Treasury Stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(211,926)	—
Repurchased	(32,595,689)	(211,926)
Treasury stock, end of the period	(32,807,615)	(211,926)
Total members' equity and stockholders' equity	$123,232,746	$127,239,103

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements Cash Flows (Unaudited)

	For the Nine months Ended September 30,
	2005	2004
Operating activities:
Net income	$34,822,277	$26,518,953
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	1,897,102	2,500,818
Net realized and unrealized (gains) losses on investments	(38,272,382)	(12,493,428)
Restricted stock units recognized	6,751,274	2,036,477
Changes in operating assets and liabilities:
Financial advisory fees receivable	11,884,991	(4,866,919)
Due from affiliates	(137,984)	325,771
Other receivables and assets	(213,821)	(3,221,166)
Compensation payable	568,446	5,457,427
Accounts payable and accrued expenses	257,978	51,986
Minority interest in net assets of affiliate	1,643,689	(9,432,537)
Due to affiliates	—	1,445,044
Taxes payable	9,039,550	5,534,260
Cash settlement of restricted stock units	(1,988,870)	—
Net cash provided by operating activities	26,252,250	13,856,686
Investing activities:
Purchase of investments	(14,104,193)	(11,003,404)
Distribution from investments	8,676,502	2,934,909
Purchase of securities	(158,531,476)	—
Sale of securities	210,948,146	—
Purchase of property and equipment	(1,134,673)	(4,360,061)
Net cash provided by (used in) investing activities	45,854,306	(12,428,556)
Financing activities:
Proceeds of revolving bank debt	—	14,500,000
Repayment of revolving bank debt	—	(16,000,000)
Capital contributions	—	27,500
Dividends paid	(10,052,356)	(2,460,000)
Purchase of treasury stock	(32,595,689)	—
Net tax benefit from the delivery of restricted stock units	830,851	—
Proceeds from the issuance of common stock	(54,959)	89,266,403
Capital distributions	—	(31,223,511)
Cash (used in) provided by financing activities	(41,872,153)	54,110,392
Effect of exchange rate changes on cash and cash equivalents	(2,583,555)	(136,517)
Net increase in cash and cash equivalents	27,650,848	55,402,005
Cash and cash equivalents, beginning of period	60,806,951	26,598,643
Cash and cash equivalents, end of period	$88,457,799	$82,000,648
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$172,422
Cash paid for taxes, net of refunds	$9,635,560	$9,742,680

See accompanying notes to condensed consolidated financial statements (unaudited).

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

The Company's clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Reimbursed expenses totaled $1.5 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively, and $3.2 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At September 30, 2005 and December 31, 2004, the carrying value of the Company's financial instruments approximated fair value.

Securities

Securities represents municipal auction rate securities held by the Company which are treated as available for sale securities under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. At December 31, 2004, the Company had a highly diversified portfolio of AAA-rated variable rate securities which generally provide liquidity at par, as they can be sold at regularly scheduled auctions on the interest reset dates. At September 30, 2005, the Company did not hold any municipal auction rate securities.

Note 3 – Investments

GCP

The Company records its investments in GCP at estimated fair value as determined by GCP. Investments held by GCP are initially carried at cost as an approximation of fair value. The carrying value of such investments is reevaluated, and if necessary, adjusted at each reporting period. Public investments are valued using quoted market prices discounted for any restrictions on sale. Privately held investments are carried at estimated fair value as determined by the general partner after giving

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

consideration to the cost of the security, the pricing of other private placements of the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data.

With respect to all investments made by GCP I after January 1, 2004, 100% of the profit overrides earned by GCP Managing Partner, L.P., for such GCP I investments, are included as consolidated revenues by the Company, and 50% of such overrides are allocated, at the Company's discretion, as compensation expense to the individual employees of the Company involved in managing GCP I. The employees of the Company, through their direct interest in GCP, L.P., have the right to receive substantially all of the profit overrides for GCP I investments made prior to 2004. See "Note 2 – Summary of Significant Accounting Policies" for the consolidation policy of GCP Managing Partner, LP.

On March 31, 2005, GCP Managing Partner, L.P. terminated the commitment period for GCP I. As a result, the annual management fee payable by the limited partners in GCP I was reduced to 1% of the invested capital from between 1.25% to 1.5% (total invested capital was approximately $242 million as of September 30, 2005). Such management fee is payable only by the outside investors not employed by or affiliated with the Company.

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

GCP II's managing general partner, GCP Managing Partner II, L.P., which is controlled by the Company, makes investment decisions for the fund and is entitled to receive from GCP II an override of 20% of the profits earned by GCP II over a specified threshold on the capital committed by outside investors to GCP II ($651 million) and an override of 10% of the profits earned by GCP II over a specified threshold on the capital committed by the Company's managing directors, senior advisors and certain other employees to GCP II ($132 million). The Company will recognize as revenue 100% of the profit override earned by the managing general partner of GCP II on investments made by GCP II. Approximately one-half of such profit override will be allocated, at the Company's discretion, as compensation expense to managing directors and other employees of the Company involved in the management of GCP II. All limited partners in GCP II (including those who are managing directors or other employees of the Company) have agreed to pay during the commitment period an annual management fee to the managing general partner of GCP II equal to 1.5% of the capital committed by such limited partners. The commitment period will terminate on March 31, 2010 unless terminated earlier by the general partner. Upon termination of the commitment period, the annual management fee will be reduced to 1% of the invested capital. No management fee or profit override is payable in respect of the capital committed by the Company.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of September 30, 2005	As of December 31, 2004
	(in thousands)
Portfolio Investments	$853,852	$552,948
Total Assets	867,694	556,082
Total Liabilities	86,364	13,007
Partners' Capital	781,330	543,075

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Net unrealized gain on investments	$198,912	$86,254	$280,197	$297,413
Net realized gain on investments	35,406	2,344	100,135	5,676
Investment income	4,601	618	15,180	5,008
Expenses	(1,908)	(1,439)	(6,523)	(3,471)
Net income	237,011	87,777	388,989	304,626

In February 2005, a subsidiary of GCP I borrowed $70 million from a financial institution pursuant to a credit agreement secured by certain of the shares of Global Signal Inc. common stock owned by it and backed, under limited circumstances, by a recourse agreement issued by GCPLLC.

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of September 30, 2005	As of December 31, 2004
	(in thousands)
Portfolio Investments	$51,315	$—
Total Assets	58,571	—
Total Liabilities	243	—
Partners' Capital	58,328	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Net unrealized gain on investments	$5,636	$—	$13,689	$—
Investment income	22	—	22	—
Expenses	(2,486)	—	(7,012)	—
Net income	3,172	—	6,699	—

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company's Merchant Banking revenue, by source, is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Management fees	$3,365	$1,133	$7,902	$3,388
Net realized and unrealized gains on investments in GCP	14,229	2,619	20,846	9,136
Merchant banking overrides	12,100	1,200	16,900	3,200
Other unrealized investment income	218	43	526	157
Merchant banking revenue	$29,912	$4,995	$46,174	$15,881

The carrying value of the Company's investments are as follows:

	As of September 30, 2005	As of December 31, 2004
	(in thousands)
Investment in GCP I	$61,039	$25,039
Investment in GCP II	6,925	—
Other investments	1,618	843
Investments	$69,582	$25,882

At September 30, 2005 and December 31, 2004, included in investment in GCP I is $2.0 million and $0.5 million, respectively, related to the interests in GCP Managing Partner, L.P. held directly by various Managing Directors. At September 30, 2005, included in investment in GCP II is $0.1 million related to the interests in GCP Managing Partner II, L.P. held directly by various Managing Directors. In 2004, GCP LLC was granted stock options as a transaction fee from a GCP I portfolio company. The options were exercised, and the common stock received upon exercise is included above in other investments at September 30, 2005 and December 31, 2004.

At September 30, 2005, the Company had unfunded commitments to GCP I of $8.5 million. The remaining commitments will be funded as required through March 2007 for follow-on investments. At September 30, 2005, the Company had unfunded commitments to GCP II of $82.4 million.

In June of 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC ("Barrow Street III"), of which $4.8 million remains unfunded at September 30, 2005. The remaining commitment to Barrow Street III will be funded as required through April 11, 2009. Included above in other investments at September 30, 2005, is $0.2 million related to the investment in Barrow
Street III.

Note 4 – Related Parties

At September 30, 2005 and December 31, 2004, the Company had a receivable of $0.3 million and $0.1 million, respectively, due from GCP relating to expense reimbursements, which is included in due from affiliates.

Barrow Street Capital, a real estate investment management company, subleases office space from the Company, and reimburses the Company for the use of other facilities and participation in the Company's health care plans.

A firm owned by an executive of the Company also subleases airplane and office space from the Company.

In April 2005, the Company accelerated the vesting of the restricted stock units granted to the controlling parties of Barrow Street Capital, and in May 2005, the Company settled these restricted

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

stock units for cash of $2.0 million. Included in compensation and benefits is $0.2 million for the three months ended September 30, 2004, and $1.4 million and $0.3 million for the nine months ended September 30, 2005 and 2004, respectively, in expenses related to the restricted stock units granted to the controlling parties of Barrow Street Capital as part of the Company's initial public offering.

Due to affiliates at September 30, 2005 and December 31, 2004 represents undistributed earnings to the U.K. members of GCI from the period prior to the Reorganization.

Note 5 – Members' and Stockholders' Equity

On September 14, 2005, a dividend of $0.12 per share was paid to shareholders of record on August 24, 2005. Dividend equivalents of $0.1 million were paid on the restricted stock units that are expected to vest. Additionally, in October 2005, the Board of Directors of the Company declared a quarterly dividend of $0.12 per share. The dividend will be payable on December 14, 2005 to the common stockholders of record on November 23, 2005.

During the nine months ended September 30, 2005, the Company repurchased in open market transactions 270,556 shares of its common stock at an average price of $37.76. The Company is authorized to repurchase an additional $18.0 million of common stock in open market transactions. In August 2005, the Company also purchased 800,000 shares at a price of $26.22 per share from a former employee pursuant to an agreement. Additionally, during the nine months ended September 30, 2005, the Company is deemed to have repurchased 39,376 shares of its common stock at an average price of $35.75 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 – Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Numerator for basic and diluted EPS – Earnings available to common stockholders	$17,817	$8,230	$34,822	$26,519
Denominator for basic EPS – weighted average number of common shares	30,628	30,829	30,843	28,051
Effect of dilutive securities
Restricted stock units	137	23	81	17
Denominator for diluted EPS – weighted average number of common shares and dilutive potential common shares	30,765	30,852	30,924	28,068
Earnings per share:
Basic	$0.58	$0.27	$1.13	$0.95
Diluted	$0.58	$0.27	$1.13	$0.94

Note 7 – Income Taxes

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

G&Co is subject to the Securities and Exchange Commission's Uniform Net Capital requirements under Rule 15c3-1 (the "Rule"), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2005, G&Co's net capital was $2.9 million, which exceeded its requirement by $1.5 million. G&Co's aggregate indebtedness to net capital ratio was 7.24 to 1 at September 30, 2005. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI is subject to capital requirements of the FSA. As of September 30, 2005, GCI was in compliance with its local capital adequacy requirements.

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

The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client's transaction or restructuring. Financial advisory revenues represented approximately 53% and 86%, of the Company's total revenues for the three months ended September 30, 2005 and 2004, respectively, and 65% and 84% of the Company's total revenues for the nine months ended September 30, 2005 and 2004, respectively.

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

Note 10 – Pro Forma Financial Information

The following is a condensed actual consolidated statement of income for the nine months ended September 30, 2005 and a condensed pro forma consolidated statement of income for the nine months ended September 30, 2004:

		For the Nine Months Ended September 30,
		2005	2004
	(a)	(actual)	(pro forma)
		(in thousands, except per share data)
Total Revenues		$139,422	$100,917
Compensation and benefits	(b)	62,360	45,267
Other expenses		21,297	17,714
Total expenses		83,657	62,981
Income before tax and minority interest		55,765	37,936
Minority interest in net income of subsidiary	(c)	926	–
Income before tax		54,839	37,936
Tax expense	(d)	20,017	15,406
Net income		$34,822	$22,530
Actual and pro forma average common shares outstanding:	(e)
Basic		30,843	28,051
Diluted		30,924	28,068
Actual and pro forma earnings per share:
Basic		$1.13	$0.80
Diluted		$1.13	$0.80

(a)	Prior to the initial public offering the Company was a limited liability company and its historical earnings did not fully reflect the compensation expense it pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the Company's earnings attributable to its European operations was recorded as minority interest. The Company believes that the

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest of its European operations, more accurately depict its results as a public company. During the nine months ended September 30, 2005, the Company operated as a public company for the entire period, and the amounts presented above reflect actual results of operations for that period. The amounts for the nine months ended September 30, 2004 reflect pro forma results of operations as if the Company operated as a public company during the period January 1, 2004 to the date of its public offering on May 11, 2004 combined with the actual results of operations for the period after the public offering. The Company operated as a public company for the three months ended September 30, 2005 and 2004, respectively.

(b)	Because the Company had been a limited liability company prior to the initial public offering, payments for services rendered by managing directors generally had been accounted for as distributions of members' capital rather than as compensation expense. As a corporation, the Company includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the Company's conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the Company's initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the Company's policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the Company retains the ability to change this policy in the future). An adjustment to increase compensation expense for the nine months ended September 30, 2004 of $6.2 million has been made to record total compensation and benefits expense at 45% of total revenues, which is consistent with the expense ratio the Company used as a public company in 2004.

(c)	For the nine months ended September 30, 2004, historical income before tax has been increased by $6.5 million to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in Greenhill & Co. International.

(d)	As a limited liability company, the Company was generally not subject to income taxes except in foreign and local jurisdictions. For the nine months ended September 30, 2004, the provision for taxes was increased by $4.2 million on a pro forma basis to adjust the Company's effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if it was a corporation on January 1, 2004.

(e)	For the nine months ended September 30, 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the Company in conjunction with the initial public offering as if it occurred on January 1, 2004 and (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering.

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

In the first nine months of 2005, global volume of completed M&A transactions was $1,358 billion compared to $1,147 billion in the first nine months of 2004, an 18% increase(1) .. Restructuring activity as measured by the dollar amount of debt defaults increased as there were 29 defaults recorded globally affecting $26.2 billion of debt in the first nine months of 2005 compared to 29 defaults on $9.4 billion of debt in the first nine months of 2004(2) ..

Although we may benefit from any sustained increase in M&A volume, we will be constrained by the relatively small size of our firm and we may not grow as rapidly as our principal competitors.

Results of Operations

Summary

Our third quarter 2005 revenues of $66.0 million compare with revenues of $36.5 million for the third quarter of 2004, which represents an increase of $29.5 million or 81%. The increase was primarily due to higher merchant banking revenue in the third quarter of 2005 compared to the third quarter of 2004. On a year-to-date basis, revenue through September 30, 2005 was $139.4 million, compared to $100.9 million for the comparable period in 2004, representing an increase of $38.5 million or 38%. The increase in year-to-date revenues is primarily due to higher merchant banking revenue in 2005 compared to 2004.

The Firm's third quarter net income of $17.8 million compares with net income of $8.2 million for the third quarter of 2004, which represents an increase of $9.6 million or 117%. The increase was primarily due to increased revenue discussed above, partially offset by greater compensation expense, consistent with the increase in revenue. On a year-to-date basis, net income was $34.8 million through September 30, 2005, compared to pro forma net income of $22.5 million for the comparable period in 2004, which represents an increase of $12.3 million or 55%. The increase is primarily due to increased revenue, partially offset by greater compensation expense, consistent with the increase in revenue, and an increase in non-compensation expenses. We had actual net income of $26.5 million for the nine months ended September 30, 2004.

Prior to our initial public offering we operated as a limited liability company and our earnings did not fully reflect either the compensation expense we pay our managing directors or the taxes that we pay as a corporation. We believe that the pro forma results for the nine months ended September 30, 2004, which increase compensation expense and tax expense to amounts we pay as a public corporation and eliminate minority interest attributable to our European operations, more accurately depict our results as a public company and provide the most meaningful basis for comparison among present, historical and future periods. See "Note 10- Pro Forma Financial Information" for an explanation of differences in pro forma amounts.

The Firm's quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which it advised, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

(1)	Source: Thomson Financial as of October 26, 2005.

(2)	Source: Standard & Poors. Default figures include rated entities as well as entities that were not rated at the time of default.

Revenues By Source

The following provides a breakdown of our aggregate revenues by source for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively:

Revenue by Principal Source of Revenue

	Three Months Ended
	September 30, 2005		September 30, 2004
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$35.3	53%	$31.3	86%
Merchant Banking Fund Management & Other	30.7	47%	5.2	14%
Total Revenues	$66.0	100%	$36.5	100%

	Nine months Ended
	September 30, 2005		September 30, 2004
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$91.1	65%	$84.6	84%
Merchant Banking Fund Management & Other	48.3	35%	16.3	16%
Total Revenues	$139.4	100%	$100.9	100%

    Financial Advisory Revenues

Financial Advisory Revenues consist of retainers and success fees earned in connection with advising companies in merger, acquisition, restructuring or similar transactions. We earned $35.3 million in Financial Advisory Revenues in the third quarter of 2005 compared to $31.3 million in the third quarter of 2004, which represents an increase of 13%. This increase was due to a higher number of significant completed assignments during the third quarter of 2005 compared to the third quarter of 2004. For the nine months ended September 30, 2005, Financial Advisory Revenues were $91.1 million compared to $84.6 million for the comparable period in 2004, representing an increase of 8%.

Completed assignments in the third quarter of 2005 included: America West Holdings' merger with the US Airways Group; T&F Informa plc's acquisition of IIR Holdings Limited; the sale of Scottish Radio Holdings to EMAP plc; the divestiture of various assets for Texas Genco LLC; and the sale of Telecity plc to 3i plc and Oak Hill Capital Partners.

    Merchant Banking Fund Management& Other Revenues

Merchant banking fund management revenue reflects asset management fees, net principal investments gains or losses and profit overrides.

We earned $30.7 million in Merchant Banking Fund Management & Other Revenues in the third quarter of 2005 compared to $5.2 million in the third quarter of 2004, representing an increase of 490%. This increase is primarily due to higher asset management fees resulting from greater assets under management, higher realized and unrealized principal investment gains in the Greenhill Capital Partners (GCP) portfolio, an increase in the recognized amounts of profit overrides associated with gains in the GCP portfolio and an increase in interest income.

During the third quarter of 2005, two GCP companies completed their initial public offering: Heartland Payment Systems (NYSE: HPY) and Republic Companies Group, Inc. (NASDAQ: RUTX). In both cases GCP monetized a portion of its investment in the offering. One private portfolio company, Exco Holdings, Inc., announced its agreement to be sold in a transaction in which GCP would monetize a portion of its investment.

With respect to third quarter revenue, GCP benefited from a significant increase in the value of its holdings in Hercules Offshore Inc. (NASDAQ: HERO), an energy services company which completed its initial public offering during the fourth quarter, Global Signal Inc. (NYSE: GSL) and Heartland Payments Systems, Inc. In total, GCP earned revenue relating to 7 portfolio companies in the third quarter, partially offset by losses relating to 2 portfolio companies. GCP gains and losses relating to investments made in 2004 or later have a larger impact on Firm revenue because of the Firm's increased investment in, and increased participation in profit overrides relating to, GCP starting in early 2004.

In terms of new investment activity during the third quarter, GCP invested $18.2 million (12% of which was Firm capital) in 2 portfolio companies, compared to $13.3 million (12% of which was Firm capital) invested in 4 portfolio companies in the same period of 2004. In the first nine months of 2005, GCP invested $102.9 million (11% of which was Firm capital) in 8 portfolio companies, compared to $30.0 million (7% of which was Firm capital) in 4 companies for the same period of 2004. For the nine months ended September 30, 2005, the Firm made one other merchant banking investment of $0.3 million.

For the first nine months of 2005, the Firm earned $48.3 million in Merchant Banking Fund Management & Other Revenues compared to $16.3 million in the first nine months of 2004, an increase of 196%. The increase is again primarily due to higher asset management fees, realized and unrealized investment gains, profit overrides and interest income.

The following table sets forth additional information relating to our merchant banking and interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions, unaudited)

Management fees	$3.4	$1.1	$7.9	$3.4
Net realized and unrealized gains on investments in GCP	14.2	2.6	20.8	9.1
Merchant banking overrides	12.1	1.2	16.9	3.2
Other unrealized investment income	0.2	0.1	0.5	0.2
Interest income	0.8	0.2	2.2	0.4
Merchant banking revenue	$30.7	$5.2	$48.3	$16.3

The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the first nine months of 2005 and 2004 are not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

We classify operating expenses as compensation and benefits expense and non-compensation expenses.

Our Total Operating Expenses for the third quarter were $37.5 million, which compares to $23.2 million of Total Operating Expenses for the third quarter of 2004. This represents an increase in Total Operating Expenses of $14.3 million or 62%. The pre-tax income margin was 42% in the third quarter of 2005 compared to 36% for the third quarter of 2004.

For the nine months ended September 30, 2005, Total Operating Expenses were $83.7 million, which compares to pro forma Total Operating Expenses of $63.0 million for the comparable period in 2004. The increase of $20.7 million or 33% is described in more detail below. The pre-tax income margin for the nine months ended September 30, 2005 was 39% compared to 38% for the comparable period in 2004 on a pro forma basis.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions, unaudited)
Actual Compensation & Benefits Expense	$30.7	$16.3	$62.4	$39.0
% of Revenues	47%	45%	45%	39%
Pro Forma Compensation & Benefits Expense(a)	30.7	16.3	62.4	45.3
% of Revenues	47%	45%	45%	45%

Non-Compensation Expense:
Other Operating Expenses	6.2	6.0	19.4	15.2
Depreciation & Amortization	0.6	0.9	1.9	2.5
Total Non-Compensation Expense	6.8	6.9	21.3	17.7
% of Revenues	10%	19%	15%	18%

Total Actual Operating Expense	37.5	23.2	83.7	56.7
% of Revenues	57%	64%	60%	56%
Total Pro Forma Operating Expense (a)	37.5	23.2	83.7	63.0
% of Revenues	57%	64%	60%	62%
Minority Interest in Net Income of Subsidiary	0.7	—	0.9	6.5
Total Actual Income Before Tax	27.8	13.3	54.8	37.7
Actual Pre-tax Income Margin	42%	36%	39%	37%
Total Pro Forma Income Before Tax (a)	27.8	13.3	54.8	37.9
Pro Forma Pre-tax Income Margin (a)	42%	36%	39%	38%

(a)	We have operated as a public company since our initial public offering in May 2004, and the amounts for the three months and nine months ended September 30, 2005 and three month ended September 30, 2004 reflect actual expenses; the amounts for the nine months ended September 30, 2004 reflect pro forma expenses.

    Compensation and Benefits

Our Compensation and Benefits Expense in the third quarter of 2005 was $30.7 million, which reflects a 47% ratio of compensation to revenues. This amount compares to $16.3 million in the third quarter of 2004, which reflected a 45% ratio of compensation to revenues. The increase of $14.4 million or 88% is due to the higher level of revenues in the third quarter of 2005 compared to the third quarter of 2004 and a decision to increase the compensation ratio in the third quarter of 2005 to return the year-to-date compensation ratio to a level consistent with its level in 2004. For the nine months ended September 30, 2005, our Compensation and Benefits Expense was $62.4 million, which reflects a 45% compensation ratio for the year-to-date period. This compares to $45.3 million of pro forma Compensation and Benefits Expense for the nine months ended September 30, 2004. The increase of $17.1 million or 38% is due to the higher level of revenues in the first nine months of 2005 compared to the comparable period in 2004. The pro forma compensation ratio was 45% for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, actual Compensation and Benefits Expense was $39.0 million.

The principal component of our operating expenses is compensation and benefits expense. Because we were a limited liability company prior to our initial public offering in May 2004, payments for services rendered by our managing directors generally were accounted for as distributions of members' capital or minority interest expense attributable to our European operations rather than as compensation expense. As a result, our pre-IPO compensation and benefits expense did not reflect a large portion of payments for services rendered by our managing directors and understated the operating costs that we expect we would have incurred as a public company. As a corporation, we include all payments for services rendered by our managing directors in compensation and benefits expense.

    Non-Compensation Expense

Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, travel and entertainment, insurance, depreciation and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $6.8 million in the third quarter of 2005, which compared to $6.9 million in the third quarter of 2004, representing a decrease of 1%. The decrease is related principally to lower recruiting costs ($0.3 million), the recovery of receivables previously written off ($0.4 million), and lower depreciation costs ($0.3 million), offset in part by an increase in occupancy costs ($0.4 million) for additional office space in New York and Dallas, increased professional fees ($0.3 million), primarily related to Sarbanes Oxley compliance, and increased information services ($0.2 million) as a result of additional personnel and business development activity.

For the first nine months of 2005, our non-compensation expenses were $21.3 million, which compared to $17.7 million in the first nine months of 2004, representing an increase of 20%. The increase is related principally to the net write-off of uncollectible accounts ($0.6 million), a third-party fee related to the fundraising for Greenhill Capital Partners II ($1.0 million), greater travel expenses ($0.6 million) and information services ($0.6 million) as a result of additional personnel and business development activity, increase in occupancy costs ($0.5 million) for additional office space in New York and Dallas, and increases in expenses associated with operating as a public entity ($1.0 million), offset in part by lower depreciation expense ($0.6 million) and recruiting costs ($0.4 million).

Non-compensation expenses as a percentage of revenue in the three months and nine months ended September 30, 2005 were 10% and 15%, respectively. This compares to 19% and 18% for the three months and nine months ended September 30, 2004, respectively. The decrease in these expenses as a percentage of revenue is principally related to higher level of revenue offset in part by the higher level of expenses for the nine months ended September 30, 2005.

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

Provision for Income Taxes

The Provision for Taxes in the third quarter of 2005 was $10.0 million, which reflects a 36% effective tax rate. This compares to a Provision for Taxes in the third quarter of 2004 of $5.1 million, which reflects a 38% effective tax rate for the period. This represents an increase of $4.9 million, which is primarily attributable to the higher level of pre-tax income partially offset by a lower effective tax rate due to a higher proportion of investment income and foreign business income, which generally benefit from relatively lower tax rates than U.S-based advisory income.

For the nine months ended September 30, 2005, the Provision for Taxes was $20.0 million, which reflects a 37% effective tax rate for the period, compared to a pro forma Provision for Taxes of $15.4 million for the nine months ended September 30, 2004, assuming a blended tax rate of 41% for the period. This represents an increase of $4.6 million, primarily attributable to a higher level of pre-tax income partially offset by the lower effective tax rate as compared to the same period in the prior year. The decrease in the effective rate for the nine months ended September 30, 2005 results from a higher proportion of investment income and foreign business income, which generally benefit from relatively lower tax rates than U.S. based advisory income.

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

Actual taxes for the nine months ended September 30, 2004 were $11.2 million.

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

As of September 30, 2005, we had total commitments (not reflected on our balance sheet) relating to future principal investments in merchant banking funds (including Barrow Street III) of $95.7 million. These commitments are expected to be drawn on from time to time over a period of up to five years from the date of the respective commitments.

During the nine months ended September 30, 2005, the Firm repurchased in open market transactions 270,556 shares of its common stock at an average price of $37.76. In August 2005, the Firm purchased 800,000 shares at a price of $26.22 per share from a former employee pursuant to a previously announced agreement. The Firm is authorized to repurchase an additional $18.0 million of common stock in open market transactions. Additionally, the Firm is deemed to have repurchased 39,376 shares of its common stock at $35.75 per share in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units.

    Cash Flows

In the first nine months of 2005, our cash and cash equivalents increased by $27.7 million from December 31, 2004. We generated $45.9 million from investing activities, including $52.4 million from the net sale of securities and $8.7 million from distributions from our investments, partially offset by $14.1 million in new investments in merchant banking funds. We generated $26.3 million from operating activities, including $5.2 million from net income after giving effect to the non-cash items and by a net increase in working capital of $21.1 million (principally from the collection of accounts receivable and accrual of taxes payable in the third quarter of 2005). We used $41.9 million for financing activities, including $10.1 million for the payment of dividends and $32.6 million for the repurchase of stock.

In the nine months ended September 30, 2004, our cash and cash equivalents increased by $55.4 million from December 31, 2003. We received approximately $89 million in net proceeds from our initial public offering, partially offset by distributions to members of earnings prior to the initial public offering of $31.2 million and net repayments of borrowings of $1.5 million. We generated $13.9 million from operating activities. We used $12.4 million in investing activities, including $4.4 million in purchases of property and equipment, primarily for the build-out of additional office space in New York, $11.0 million in new investments in Greenhill Capital Partners, partially offset by distributions from our investments of $2.9 million.

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

Market Risk

We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments in Greenhill Capital Partners and other merchant banking funds.

We have invested our cash in short duration, highly rates fixed income investments including highly rated short-term debt securities and money market funds. Changes in interest rates and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes will have a material effect on our results of operations. Our short-term cash investments are primarily denominated in US dollars, UK sterling and Euros, and we face modest foreign currency risk in our cash balances held in non-US dollar denominated accounts.

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which GCP I and GCP II invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on our principal investments. Significant volatility in the general equity markets would impact our operations primarily because of changes in the fair market value of our investments in GCP I and GCP II that are publicly traded securities or are privately held securities owned for more than one year. Our analysis showed that if we assume that at September 30, 2005, the market prices of all public securities, and therefore, the general equity market, were 10% lower, the impact on our operations would be a decrease in revenues of $7.7 million. We do not believe there would be other material impact. The Investment Committee of GCP meets on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 32% of our revenues for the nine months ended September 30, 2005 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

Merchant Banking =Fund Management Revenues

Merchant Banking Fund Management revenue consists of (i) management fees on our merchant banking activities, (ii) gains (or losses) on investments in our merchant banking funds and other principal investment activities and (iii) merchant banking profit overrides.

Fund management fees are recognized over the period of related service.

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by Greenhill Capital Partners are recorded at estimated fair value. Privately held investments are initially carried at cost as an approximation of fair value. The carrying value of such investments is reevaluated, and if necessary, adjusted at each period end. Public investments are valued using quoted market prices discounted for any restrictions on sale. Privately held investments are carried at estimated fair value as determined by the general partner (our affiliate) after giving consideration to the cost of the security, the pricing of other private placements of the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data.

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

Part II — Other Information

Item 1. Legal Proceedings

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the Third Quarter of 2005:

Period	Total Number of Shares Repurchased(3)	Average Price Paid Per Share	Total Number of Shares Purchase as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(4)
July 1 – July 31	—	$—	—	$—
August 1 – August 31	850,040	26.98	50,040	23,039,156
September 1 – September 30	121,148	41.43	121,148	18,020,218

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

(3)	Excludes 4,354 shares the Company is deemed to have repurchased at $39.00 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(4)	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $25,000,000 in shares of our common stock, as announced on July 21, 2005.

Item 6. Exhibits

Exhibits:		Page
10.28	Form of Greenhill 7 Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting	31
10.29	Form of Senior Advisor Employment and Non-Competition Agreement	33
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	38
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	39
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	41

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005
GREENHILL & CO., INC.
	By:	/s/ ROBERT F. GREENHILL
Name: Robert F. Greenhill Title: Chairman and Chief Executive Officer
	By:	/s/ JOHN D. LIU
Name: John D. Liu Title: Chief Financial Officer