Form 10-K
period 2005-12-31
GREENHILL & CO INC
filed 2006-03-02
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                .

Commission file number 001-32147

GREENHILL & CO., INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0500737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 Park Avenue New York, New York	10022
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (212) 389-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes     No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Act. (Check one):

Large accelerated filer                 Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2005, was approximately $779.7 million. The Registrant has no non-voting stock.

As of February 24, 2006, 29,128,566 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2006 annual meeting of stockholders to be held on April 19, 2006 are incorporated by reference in response to Part III of this Report.

i

PART I

When we use the terms ‘‘Greenhill’’, ‘‘we’’, ‘‘us’’, ‘‘our’’, ‘‘the company’’, and ‘‘the firm’’, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries (formerly Greenhill & Co. Holdings, LLC and subsidiaries). Our principal subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking services in North America; Greenhill & Co. International LLP, a limited liability partnership which provides investment banking services in Europe and is regulated by the United Kingdom Financial Services Authority; and Greenhill Capital Partners, LLC, a registered investment advisor regulated by the Securities and Exchange Commission, through which we conduct our merchant banking business.

Item 1.    Business

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London, Frankfurt and Dallas.

We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive of Smith Barney. Since its founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry or transaction specialities and different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, raised our first merchant banking fund in 2000, opened a Frankfurt office later in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in April 2005 and completed the closing of our second merchant banking fund in June 2005. As of December 31, 2005, we had 30 managing directors and senior advisors globally.

Principal Sources of Revenue

Our principal sources of revenue are financial advisory and merchant banking fund management.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in millions)
Financial Advisory	$142.1	$130.9	$121.3	$107.4	$95.3
Merchant Banking Fund Management & Other(1)	79.1	21.0	5.4	5.2	4.7
Total Revenue	$221.2	$151.9	$126.7	$112.6	$100.0

(1)	Merchant Banking Fund Management & Other includes interest income of $2.9 million, $0.8 million, $0.4 million, $0.3 million and $0.8 million in 2005, 2004, 2003, 2002 and 2001, respectively.

Financial Advisory

We provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, restructurings and similar corporate finance matters and are generally involved at each stage of these transactions, from initial structuring to final execution. Our focus is on providing high-quality advice to senior executive management and boards of directors of prominent large and mid-cap companies in transactions that typically are of the highest strategic and financial importance to those companies. We advise clients on strategic matters, including acquisitions, divestitures, defensive tactics, special committee assignments and other important corporate events. We provide advice on valuation, tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, and financing alternatives. Where requested to do so, we may provide an opinion regarding the fairness of a transaction. In our restructuring practice, we advise debtors, creditors and companies experiencing financial distress as well as potential acquirors of distressed companies and assets. We provide advice on valuation, restructuring alternatives, capital structures, and sales or recapitalizations. We also assist those clients who seek court-assisted reorganizations by developing and seeking approval for plans of reorganization as well as the implementation of such plans. In providing financial advisory services, we draw on the extensive experience, corporate relationships and industry expertise of our managing directors and senior advisors.

Financial advisory revenues accounted for 64% and 86% of our revenues in 2005 and 2004, respectively. Non-U.S. clients are a significant part of our business, generating 56% and 46% of our advisory revenues in 2005 and 2004, respectively. We generate revenues from our financial advisory services by charging our clients fees consisting principally of fees paid upon the successful conclusion of a transaction, fees paid upon the announcement of a transaction, fees paid upon the commencement of an engagement and, in connection principally with restructuring assignments, monthly retainer fees.

Merchant Banking Fund Management

Our merchant banking fund management activities currently consist primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or ‘‘GCP I’’) and Greenhill Capital Partners II (or ‘‘GCP II’’, and collectively ‘‘Greenhill Capital Partners’’ or ‘‘GCP’’), a family of merchant banking funds that invest in portfolio companies. Merchant banking funds are private investment funds raised from contributions by qualified institutional investors and financially sophisticated individuals. The funds make substantial, sometimes controlling, investments, generally in non-public companies and typically with a view toward divesting within 3 to 5 years. We pursue merchant banking fund management activities in addition to our financial advisory activities because we believe such activities can generate attractive returns on the firm’s capital, and because we can further leverage our managing directors’ industry knowledge and corporate relationships to pursue these investment activities. We believe we can pursue merchant banking opportunities without creating conflicts with our advisory clients by typically focusing on significantly smaller companies than those with respect to which we seek to provide financial advice. Our merchant banking funds typically make controlling or influential minority investments of $10 million to $75 million in companies with valuations that are between $50 million and $500 million at the time of investment. Our funds have invested a substantial portion of their capital in the energy, financial services and telecommunications industries. We expect to expand our merchant banking fund management activities over time.

Merchant banking revenues accounted for 36% and 14% of our revenues in 2005 and 2004, respectively. We generate merchant banking revenue from (i) management fees paid by the funds, (ii) gains (or losses) on our investments in the merchant banking funds, and (iii) profit overrides. We charge management fees to all non-affiliated investors in each of our funds and all employees in our second fund. We may also earn gains (or losses) from our capital investment in our merchant banking funds depending upon the performance of the funds. Our investments in our merchant banking funds generate realized and unrealized investment gains (or losses) based on our allocable share of earnings generated by the funds. As the general partner of our merchant banking funds we make investment decisions for the funds and are entitled to receive an override on the profits of the funds.

We began our merchant banking activities in 2000 with the establishment of GCP I which had total committed capital of $423 million. In 2005 we expanded our merchant banking activities with the closing of our second merchant banking fund, GCP II, which had total committed capital of $875 million. The firm has committed approximately 10%, or $88.5 million, to GCP II and our managing directors and other employees have committed an additional $136 million to that fund.

Employees

Our managing directors and senior advisors have an average of 24 years of relevant experience, and many of them are able to use this experience to advise on mergers and acquisitions, restructuring transactions and merchant banking investments, depending on the situation. Our other professionals come from leading investment banking and educational institutions. We spend significant amounts of time training and mentoring our junior professionals. We generally provide our junior professionals with exposure to mergers and acquisitions, restructurings and merchant banking fund management to varying degrees, which provides us with the flexibility to allocate resources depending on the economic environment, and provides our bankers consistent transactional experience and a wide variety of experiences to assist in the development of business and financial judgment.

As of December 31, 2005, Greenhill employed a total of 151 people (including our managing directors and senior advisors), of which 61 were based in our London or Frankfurt offices. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance.

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

We believe our primary competitors in securing mergers and acquisitions and restructuring advisory engagements are Citigroup Inc., Credit Suisse Holdings (USA), Inc., Goldman Sachs Group, Inc., JPMorgan Chase & Co., Lehman Brothers Holdings Inc., Merrill Lynch & Co., Inc., Morgan Stanley, UBS A.G. and other bulge bracket firms as well as investment banking firms such as Blackstone Group, Houlihan Lokey Howard & Zukin and Lazard Ltd.

In our merchant banking business, we face competition both in the pursuit of outside investors for our merchant banking funds and to acquire investments in attractive portfolio companies. The activity of identifying, completing and realizing attractive private equity investments of the types our merchant banking funds have made and expect to make is competitive and involves a high degree of uncertainty. We may be competing with other investors, including other merchant banking funds, and corporate buyers for the investments that we make.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our shareholders or creditors. In the United States, the Securities and Exchange Commission (‘‘SEC’’) is the federal agency responsible for the administration of the federal securities laws. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. financial advisory business, is registered as a broker-dealer with the SEC and the National Association of Securities Dealers, Inc., (the ‘‘NASD’’), and in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, the NASD, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC. Similarly, Greenhill & Co. International LLP, our controlled affiliated partnership with offices in the United Kingdom and Germany, through which we conduct our international financial advisory business, is also subject to regulation by the United Kingdom’s Financial Services Authority. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

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

In addition, Greenhill Capital Partners, LLC is a registered investment adviser under the Investment Advisers Act of 1940. As such, Greenhill Capital Partners, LLC is subject to regulation and periodic examinations by the SEC.

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

Where You Can Find Additional Information

Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our public internet site is http://www.greenhill-co.com. We will make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Corporate Governance’’ section, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

Item 1A.	Risk Factors

Our ability to retain our managing directors is critical to the success of our business

The success of our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our 30 managing directors and senior advisors at December 31, 2005, particularly the members of our Management Committee (which consists of Robert F. Greenhill, Scott L. Bok, Simon A. Borrows, Robert H. Niehaus, Timothy M. George, James R. C. Lupton and Colin T. Roy). Founded in 1996, our business has a limited operating history and, as a result, our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements, and forming and investing merchant banking funds. Accordingly, the retention of our managing directors is particularly crucial to our future success. The departure or other loss of Mr. Greenhill, our founder, Chairman and Chief Executive Officer, or the departure or other loss of any other member of our Management Committee or any other managing director, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements and conduct our merchant banking business, which would materially adversely affect our results of operations.

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

A significant portion of our revenues are derived from advisory fees

We have historically earned a significant portion of our revenues from advisory fees paid to us by our clients, in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented 64% and 86% of our total revenues in 2005 and 2004, respectively. Unlike diversified investment banks, we only have one other significant alternative source of revenue, but lack such other sources of revenue as securities trading or underwriting. We expect that our reliance on advisory fees will continue for the foreseeable future and a decline in our advisory engagements or the market for advisory services generally would have a material adverse effect on our business and results of operations.

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

A high percentage of our financial advisory revenues are derived from a few clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results

Each year, we advise a limited number of clients. Our top ten clients accounted for 39% and 53% of our total revenues in 2005 and 2004, respectively. Our single largest clients accounted for 9% and 10% of our total revenues in 2005 and 2004, respectively. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation of one lost mandate or the failure of one transaction or restructuring on which we are advising to be completed can be significant.

A high percentage of our merchant banking revenues is derived from the gains on a small number of investments; these gains may not recur and may not be replaced by other gains; our investments may lose money

We have a limited number of investments in our merchant banking portfolio. The fair market value of these investments may appreciate (or depreciate) at different rates based on a variety of factors. The gain from one investment accounted for more than 10% of total revenues recognized by the firm in 2005. In 2004, no investment accounted for more than 10% of the total revenues recognized by the firm. This gain was significantly impacted by market factors, specific industry conditions and other factors beyond our control, and we cannot assure you that we will benefit from a similar gain from this or any other investment in any other period. The lack of such gains (and any losses which may be attributable to the investments in our merchant banking portfolio) may adversely affect our stock price.

There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price

We can experience significant variations in revenues and profits during the year. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring, the timing of which is uncertain and is not subject to our control. Moreover, our ability to realize gains from our merchant banking portfolio may vary significantly from period to period and depends on a number of factors beyond our control, including most notably market and general economic conditions.

Compared to our larger, more diversified competitors in the financial services industry, we generally experience even greater variations in our revenues and profits. This is due to our dependence on a relatively small number of transactions for most of our revenues, with the result that our earnings can be significantly affected if any particular transaction is not completed successfully, and to the fact that we lack other, more stable sources of revenue in material amounts, such as brokerage and asset management fees, which could moderate some of the volatility in advisory revenues. In addition, our merchant banking investments are adjusted for accounting purposes to fair value at the end of each quarter. The value of our investment may increase or decrease significantly depending upon market factors that are beyond our control. As a result, it may be difficult for us to achieve steady earnings growth on a quarterly basis, which could adversely affect our stock price.

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

Adverse market or economic conditions as well as a slowdown of activity in the sectors in which the portfolio companies of our merchant banking funds operate could have an adverse effect on the earnings of those portfolio companies, and therefore, our earnings. In addition, in the event of a market downturn, our merchant banking funds may find fewer opportunities to exit and realize value from their investments.

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services continues to decline, our revenues and profitability could suffer

During the period when mergers and acquisitions activity decline and debt defaults increase, we increasingly rely on the provision of restructuring and bankruptcy advisory services as a source of new business. We provide various restructuring and restructuring-related advice to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions and the availability and cost of debt and equity financing.

The requirement of Section 327 of the U.S. Bankruptcy Code requiring that one be a ‘‘disinterested person’’ to be employed in a restructuring has recently been modified. The ‘‘disinterested person’’ definition of the U.S. Bankruptcy Code, as previously in effect, disqualified certain of our competitors. The change to the ‘‘disinterested person’’ definition causing a person not to be disqualified by means of its status as an underwriter of securities could allow for more financial services firms to compete for restructuring engagements as well as with respect to the recruitment and retention of professionals. If our competitors succeed in being retained in new restructuring engagements, our financial restructuring practice, and thereby our results of operations, could be materially adversely affected.

If demand for our restructuring services decreases, we could suffer a decline in revenues, which could lower our overall profitability.

We are continuing to expand our merchant banking fund management business, which will entail increased levels of investments in high-risk, illiquid assets

We continue to expand our merchant banking fund management business by establishing a new merchant banking fund in 2005 and may expand our merchant banking business further. Our revenues from this business are primarily derived from management fees calculated as a percentage of committed capital and/or assets under management, investment gains and profit overrides, which are earned if investments are profitable over a specified threshold. Our ability to form new merchant banking funds is subject to a number of uncertainties, including adverse market or economic conditions, competition from other fund managers, and the ability to negotiate terms with major investors.

In 2005, we committed $88.5 million to our new merchant banking fund, GCP II. The kinds of investments made by these funds are generally in relatively high-risk, illiquid assets. Contributing capital to these funds is risky and we may lose some or all of the principal amount of our investments.

Given the nature of the investments contemplated by Greenhill Capital Partners, there is a significant risk that Greenhill Capital Partners will be unable to realize its investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.

Greenhill Capital Partners will typically invest in securities of a class that are not publicly-traded. In many cases Greenhill Capital Partners may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or otherwise be restricted from disposing of such securities. Greenhill Capital Partners will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In particular, Greenhill Capital Partners’ ability to dispose of investments is heavily dependent on the initial public offering market, which fluctuates in terms of both volume of transactions as well as the types of companies which are able to access the market. Furthermore, the types of investments made may require a substantial length of time to liquidate.

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

We value our merchant banking portfolio each quarter using a fair value methodology, which could result in gains or losses to the firm; losses could affect our stock price adversely

The firm makes principal investments in Greenhill Capital Partners. As of December 31, 2005, the value of the firm’s principal investment in Greenhill Capital Partners and other investments was $104.1 million. The value of our investment is determined on a quarterly basis by the general partner of the funds based on the fair value of such investments. The fair value is determined based on a number of factors including the length of time for which the investment has been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. Significant changes in the public equity markets may have a material effect on the fair value of our principal investments and therefore on our results of operations. The values at which the principal investments are carried on our books may increase or decrease depending on a number of factors beyond our control and may vary significantly from period to period. In addition, because of the inherent uncertainty of valuations, the estimated fair values of non-public securities may differ significantly from the values that would have been used had a ready market for the securities existed. As a result, our stock price could be adversely affected by losses in the value of these investments.

We face strong competition from far larger firms in part due to a trend toward consolidation

The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 151 employees (including managing directors and senior advisors) on December 31, 2005 and total revenues of approximately $221.2 million in 2005. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

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

Strategic investments or acquisitions and joint ventures may result in additional risks and uncertainties in our business.

We intend to grow our core business through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our business.

To the extent that we pursue business opportunities outside the United States, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in the relevant jurisdictions.

Greenhill is controlled by its managing directors whose interests may differ from those of our public shareholders

Our managing directors and their affiliated entities collectively own approximately 65% of the total shares of common stock outstanding at December 31, 2005. Robert F. Greenhill and members of his family beneficially own approximately 21% of our common stock and the other members of our Management Committee own approximately 33% of our common stock outstanding at December 31, 2005.

As a result of these shareholdings, the members of our Management Committee currently are able to exercise significant influence over the election of our entire board of directors, the management and policies of Greenhill and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of Greenhill. Our managing directors currently are able to prevent or cause a change in control of Greenhill.

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

We may face damage to our professional reputation and legal liability to our clients and affected third parties if our services are not regarded as satisfactory

As an investment banking firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including rendering ‘‘fairness opinions’’ in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial intermediaries have been increasing. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

We are subject to extensive regulation in the financial services industry

We, as a participant in the financial services industry, are subject to extensive regulation in the United States and elsewhere. In the United States, our broker-dealer subsidiary, Greenhill & Co., LLC, is subject to the net capital requirements of the SEC. Any failure to comply with these requirements could impair our ability to do business. We also face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct our business. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. In addition, as a result of recent highly publicized financial scandals, the regulatory environment in which we operate may be subject to further regulation. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely affect our business.

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

Fees earned in connection with advisory assignments in the bankruptcy context may be subject to challenge and reduction

In our advisory business we from time to time advise debtors or creditors of companies which are involved in bankruptcy proceedings in the United States Bankruptcy Courts. Under the applicable rules of those courts, our fees are subject to approval by the court and other interested parties have the ability to challenge the payment of those fees. Fees earned and reflected in our revenues may from time to time be subject to successful challenges, which could result in a reduction of revenues and affect our stock price adversely.

Our share price may decline due to the large number of shares eligible for future sale

Sales of substantial amounts of common stock by our managing directors and other employees, or the possibility of such sales, may adversely affect the price of the common stock and impede our ability to raise capital through the issuance of equity securities.

As of December 31, 2005, there were 29,229,528 shares of common stock outstanding, which is net of 1,650,496 shares of common stock held in treasury. As of December 31, 2005, 10,061,359 shares of common stock are freely transferable without restriction or further registration under the Securities Act of 1933. Subject to certain exceptions, the remaining 19,168,169 shares of common stock may not be sold until May 11, 2009, except in one or more underwritten public offerings approved by our underwritten offering committee which consists of Robert F. Greenhill (who chairs the committee), Scott L. Bok and Simon A. Borrows. Approval of an underwritten offering by the committee will require approval of either the chair of the committee or the joint approval of the other two members of the committee. Accordingly, Robert Greenhill alone, or Scott Bok and Simon Borrows together, may permit a sale of shares of our common stock that could adversely affect the market price of our common stock. After May 11, 2009, there will be no remaining contractual restrictions on resale on the shares issued to our managing directors at the time of the initial public offering. In addition, 7,110,535 of such shares of common stock held by Robert F. Greenhill through his affiliated entities, Lord James Blyth and Harvey R. Miller will be eligible for resale pursuant to Rule 144 after May 11, 2006 and will not be subject to such contractual restrictions after that date.

A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding

At the time of and since our initial public offering we have awarded our directors, managing directors and other employees restricted stock units. At December 31, 2005, 1,023,709 restricted stock units were outstanding. A significant portion of the compensation of our managing directors has been paid in restricted stock units. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest either ratably over a five year period beginning on the first anniversary of the grant date or do not vest until the fifth anniversary of their grant date, when they vest in full. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. As of December 31, 2005, 130,024 shares of common stock have been issued from the vesting of restricted stock units. Assuming all of the conditions to vesting are fulfilled, shares in respect of the 1,023,709 restricted stock units that are outstanding as of December 31, 2005 would be issued as follows: 151,367 shares in 2006, 144,748 shares in 2007, 140,659 shares in 2008, 151,775 shares in 2009 and 435,160 shares in 2010. While we have historically been able to repurchase in the open market and through privately negotiated transactions a significant number of our shares of common stock, if we were to cease to or were unable to repurchase shares of common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.

The market price of our common stock may decline

The price of the common stock may fluctuate widely, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, the performance of our merchant banking portfolio, changes in general economic or market conditions and broad market fluctuations. Declines in the price of our stock may adversely affect our ability to recruit and retain key employees, including our managing directors.

The historical and unaudited pro forma consolidated financial information in this Form 10-K may not permit you to predict our costs of operations

The historical consolidated financial information in this Form 10-K relating to periods before May 11, 2004 does not reflect the added costs that we have incurred since that date as a public company or the changes that have occurred in our capital structure and operations as a result of our initial public offering. Because we operated through partnerships and limited liability companies prior to our transition to corporate form, at the time of our initial public offering in May 2004, we paid little or no taxes on profits and paid limited salaries to our managing directors. In preparing our unaudited pro forma consolidated financial information for 2004 and years prior, we deducted and charged to earnings estimated income taxes based on an estimated tax rate, which may be different from our actual tax rate in the future, and estimated salaries, payroll taxes and benefits for our managing directors. The estimates we used in our unaudited pro forma consolidated financial information may not be similar to our actual experience as a public corporation. For more information on our historical financial statements and unaudited pro forma consolidated financial information, see ‘‘Unaudited Pro Forma Consolidated Financial Information’’ and our historical consolidated financial statements and their notes included elsewhere in this Form 10-K.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made statements under the captions ‘‘Business’’, ‘‘Risk Factors’’, and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as ‘‘may’’, ‘‘might’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘believe’’, ‘‘estimate’’, ‘‘predict’’, ‘‘potential’’ or ‘‘continue’’, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under ‘‘Risk Factors’’.

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

Forward-looking statements include, but are not limited to, the following:

•	the statements about (i) our expectation that our total compensation and benefits, including that payable to our managing directors, will not exceed 50% of total revenues in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation and Benefits’’ and ‘‘Notes to Consolidated Financial Statements — Pro Forma Financial Information’’ and (ii) our expectation to make certain principal investments and our expectation of revenues from a profit override and from gains on investments of our capital beginning in 2004 in ‘‘Business — Principal Sources of Revenue — Merchant Banking Fund Management’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’;

•	the statement about our expectation of benefits from a sustained increase in M&A volume in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment’’;

•	the statement about our expectation of a decline in financial distressed-driven business in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Advisory Revenues’’;

•	the statement about our expectations that we will expand our merchant banking management business in ‘‘Overview — Merchant Banking Fund Management’’;

•	the statement about new managing directors add incrementally to our revenue and income growth potential in ‘‘Management’s Discussion Analysis of Financial Condition and Results of Operations — Overview’’;

•	the statements about our expectations that the management fees and profit overrides we earn in our merchant banking management business will or could increase in ‘‘Management’s Discussion Analysis of Financial Condition and Results of Operations — Merchant Banking Fund Management’’;

•	the statement about our expectation that operating costs will increase as we grow our business in ‘‘Management’s Discussion Analysis of Financial Condition and Results of Operations — Non-Compensation Costs’’: and

•	the discussion of our ability to meet liquidity needs without maintaining significant cash balances in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’.

Item 1B.    Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.    Properties

We occupy four offices, all of which are leased. Our headquarters are located at 300 Park Avenue, New York, New York, and comprise approximately 70,000 square feet of leased space, pursuant to lease agreements expiring in 2010 (with options to renew for five years). In London, we lease approximately 8,000 square feet of office space at 56-58 Conduit Street pursuant to a lease agreement expiring in 2013, which we expect will terminate in 2006. In January 2006, we leased approximately 19,000 square feet of office space (of which 6,000 square feet is sublet) at Lansdowne House Berkeley Square in London, pursuant to lease agreements expiring in 2013. We expect to relocate our London office in summer 2006. Our Frankfurt office is located at Neue Mainzer Strasse 52 and consists of approximately 6,000 square feet of leased space, pursuant to a lease agreement expiring in 2009. Our Dallas office is located at 300 Crescent Court and consists of approximately 6,000 square feet, pursuant to a lease agreement expiring in 2013.

Item 3.    Legal Proceedings

In February 2003, the firm was retained to perform services on behalf of Loral Space & Communications, Inc. (‘‘Loral’’). Loral subsequently sought protection under Chapter 11 of the U.S. Bankruptcy Code (‘‘Chapter 11’’). The fees paid by Loral to Greenhill were approved periodically, on an interim basis, by the court in which Loral's Chapter 11 cases were pending. Loral's plan of reorganization was confirmed in late 2005. In early 2006, representatives of certain Loral securityholders objected to Greenhill's fees. These objections are currently pending in the Bankruptcy Court for the Southern District of New York; Greenhill intends to contest them vigorously. However, if the objections are sustained by the bankruptcy court, Greenhill may be required to repay a portion of its fees.

The firm is from time to time involved in other legal proceedings incidental to the ordinary course of its business. We do not believe the Loral matter or any other such proceedings will have a material adverse effect on our results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS AND DIRECTORS

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

Robert F. Greenhill, 69, our founder, has served as our Chairman and Chief Executive Officer since the time of our founding in 1996. Mr. Greenhill has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was chairman and chief executive officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley's newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley's investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley's management committee. Mr. Greenhill is also a member of the Investment Committee of Greenhill Capital Partners.

Scott L. Bok, 46, has served as our U.S. President since January 2004 and as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Bok participated on the two-person administrative committee responsible for managing Greenhill's operations. Mr. Bok has also served as a Senior Member of Greenhill Capital Partners since its formation. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of Heartland Payment Systems, Inc., Republic Group Companies, Inc. and various private companies. Mr. Bok is also a member of the Investment Committee of Greenhill Capital Partners.

Simon A. Borrows, 47, has served as our Non-U.S. President since January 2004 and as a member of our Management Committee since its formation in January 2004. In addition, Mr. Borrows has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Borrows participated on the two-person administrative committee responsible for managing Greenhill's operations. Mr. Borrows joined Greenhill as a managing director in June 1998. Prior to joining Greenhill, Mr. Borrows was the managing director of Baring Brothers International Limited (the corporate finance division of ING Barings), a position Mr. Borrows had held since 1995. Mr. Borrows was a director of Baring Brothers from 1989 to 1998. Prior to joining Baring Brothers in 1988, Mr. Borrows worked in the corporate finance department of Morgan Grenfell. Mr. Borrows is also a member of the Investment Committee of Greenhill Capital Partners.

Robert H. Niehaus, 50, has served as the Chairman of Greenhill Capital Partners since June 2000. Mr. Niehaus has been a member of our Management Committee since its formation in January 2004. Mr. Niehaus joined Greenhill in January 2000 as a managing director to begin the formation of Greenhill Capital Partners. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a managing director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a $2.2 billion private equity investment fund, from 1992 to 1999, and was vice chairman and a director of Morgan Stanley Capital Partners III, L.P., a $1.8 billion private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the chief operating officer of Morgan Stanley's merchant banking department from 1996 to 1998. Mr. Niehaus is a director of American Italian Pasta Company, Global Signal Inc., Heartland Payment Systems, Inc., Exco Holdings, Inc. and various private companies.

John D. Liu, 37, became Chief Financial Officer and a managing director of Greenhill in January 2004. Mr. Liu joined Greenhill in May 1996 as an Associate. Mr. Liu was promoted to Vice President in January 2000 and to Principal in January 2002. Prior to joining Greenhill, Mr. Liu was an associate at Wolfensohn & Co., a mergers & acquisitions firm, from 1995 to 1996. Mr. Liu was an analyst in investment banking at Donaldson, Lufkin & Jenrette from 1990 to 1992.

Harold J. Rodriguez, Jr., 50, has served as our Managing Director – Finance, Regulation and Operations and as our Chief Compliance Officer and Treasurer since January 2004. From November 2000 through December 2003, Mr. Rodriguez was Chief Financial Officer of Greenhill. Mr. Rodriguez has been with Greenhill since June 2000. Prior to joining Greenhill, Mr. Rodriguez was Executive Vice-President and Chief Financial Officer of MVL Group, Inc. from January 2000 to May 2000. Prior to that, Mr. Rodriguez was Vice President – Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked with Ernst & Young, where he was a senior manager specializing in taxation.

Ulrika Ekman, 43, has served as our General Counsel and Secretary since May 2004. Prior to joining Greenhill, Ms. Ekman was a partner in the mergers and acquisitions group of the corporate department of Davis Polk & Wardwell, where she practiced law since 1990.

Our Board of Directors has seven members, three of whom are employees (Robert F. Greenhill, Scott L. Bok and Simon A. Borrows) and four of whom are independent, John C. Danforth, Steven F. Goldstone, Stephen L. Key and Isabel V. Sawhill. A brief biography of Ms. Sawhill and Messrs. Danforth, Goldstone and Key is set forth below.

John C. Danforth, 69, has served on our Board of Directors since February of 2005. He served as the United States Representative to the United Nations between July of 2004 and January of 2005 and, except during his service at the United Nations, has been a Partner in the law firm of Bryan Cave LLP since 1995. He served in the United States Senate from 1976 to 1995. Senator Danforth is a Director of Cerner Corporation. He is ordained to the clergy of the Episcopal Church.

Steven F. Goldstone, 60, has served on our Board of Directors since July of 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was chairman and chief executive officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also a director of American Standards Companies, ConAgra Foods, Inc., Retail DNA, Inc. and New Castle Hotels, chairman of Ridgefield Senior Center Foundation, chairman of the Roundabout Theatre Company (New York City) and a member of the College Board of Overseers at the University of Pennsylvania.

Stephen L. Key, 62, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. Since 2001, he has served as the Vice Chairman and Chief Financial Officer of J.D. Watkins Enterprises, Inc. and as a member of its Advisory Board of Directors. From 2001 to March 2004, Mr. Key was a member of the Board of Directors of Aurora Foods, Inc., during which time he served as the chairman of the Board's Audit and Compliance Committee and served on the Board's Independent Committee. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young's New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key is also a member of the Board of Directors and Audit Committee Chairman of 1-800-Contacts, Inc. and a member of the Board of Trustees of the Rhode Island School of Design.

Isabel V. Sawhill, 67, has served on our Board of Directors since July of 2004. Since 2003, Dr. Sawhill has been Vice President and Director of Economic Studies at the Brookings Institution and prior to that had been a senior fellow at Brookings since 1997. From 1995 until 1997 she was a Senior Fellow at the Urban Institute. From 1993 until 1995, she served as the Associate Director at the Office of Management and Budget. Ms. Sawhill is a member of the Board of Directors of a number of non-profit organizations.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock (ticker: GHL) is traded is the New York Stock Exchange. The following tables set forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared since our initial public offering.

	Fiscal 2005
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$39.20	$26.80	$0.10
Second quarter	41.19	30.44	0.10
Third quarter	44.76	37.59	0.12
Fourth quarter	58.78	39.42	0.12

	Fiscal 2004
	Sales Price		Dividends per share of common stock
	High	Low
Second quarter (since May 6, 2004)	$22.30	$18.40	$—
Third quarter	24.60	19.52	0.08
Fourth quarter	30.35	22.30	0.08

As of February 24, 2006, there were approximately 31 holders of record of the firm’s common stock.

On February 24, 2006, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $66.28 per share.

The following table provides information as of December 31, 2005 regarding securities issued under our equity compensation plans that were in effect during fiscal 2005.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	None	—	—		—
Equity compensation plans not approved by security holders	Equity Incentive Plan(1)	1,023,709		(2)	18,846,267
Total		1,023,709			18,846,267

(1)	Our Equity Incentive Plan was established prior to our initial public offering in May 2004 and, as a result, did not require approval by security holders.

(2)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.

Share Repurchases in the Fourth Quarter of 2005

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(3)
October 1 – October 31	61,300		$48.2500	61,300	$15,062,494
November 1 – November 30	195,066		$50.2584	195,066	$5,258,785
December 1 – December 31	274,772	(4)	$49.0722	79,550	$911,212

(3)	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $25,000,000 in shares of our common stock, as announced on July 21, 2005. Our Board of Directors subsequently, on January 25, 2006, granted a new authorization to purchase up to $40,000,000 of shares of our common stock.

(4)	Includes 195,222 shares the firm agreed to repurchase at a price of $46.80 per share from a former employee. That purchase was completed in early 2006.

Item 6.    Selected Financial Data

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share and number of employee data)
Statement of Income Data:
Total Revenues	$221,152	$151,853	$126,679	$112,608	$99,964
% Change from Prior Year	46%	20%	12%	13%	(10%)
Actual Compensation & Benefit Expense	102,441	61,447	27,094	19,476	46,428
Non-Compensation Expense	28,711	26,898	18,924	17,319	18,739
Income Before Tax and Minority Interest(a)(b)	90,000	63,508	80,661	75,813	34,797
Net Income	55,532	38,316	45,400	57,817	34,984
Diluted Earnings Per Share	1.81	1.33	n/a	n/a	n/a
Balance Sheet Data:
Total Assets	$234,941	$177,016	$60,638	$63,794	$90,327
Total Liabilities	116,996	49,273	18,209	14,363	38,230
Minority Interest	3,230	504	10,172	7,758	—
Stockholders’ and Members’ Equity	114,715	127,239	32,257	41,673	52,097
Dividends Declared Per Share	0.44	0.16	n/a	n/a	n/a
Pro Forma Data (unaudited)(a)
Pro Forma Income Before Tax and Minority Interest(b)	$90,000	$57,275	$50,749	$44,615	$36,241
Pro Forma Net Income(c)(d)	55,532	34,327	29,435	25,877	21,020
% Change from Prior Year
Pro Forma Diluted Earnings Per Share	1.81	1.19	1.18	1.04	0.84
Pro Forma Diluted Average Common Shares Outstanding(e)	30,672	28,789	25,000	25,000	25,000
Selected Data and Ratios (unaudited)
Income Before Tax and Minority Interest as a Percentage of Revenues	41%	42%	64%	67%	35%
Revenues per Employee(f)	1,591	1,298	1,201	1,155	1,212
Employees(g):
United States	90	76	63	64	52
Europe	61	51	44	40	39
Total Employees	151	127	107	104	91

(a)	Prior to the initial public offering the firm was a limited liability company and its earnings did not fully reflect the compensation expense the firm pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the firm’s earnings attributable to its European operations was recorded as minority interest. The firm believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest, more accurately depict its results as a public company. During the year ended December 31, 2005, the firm operated as a public company for the entire period, and the pro forma amounts presented above reflect actual results for that period. The amounts for the year ended December 31, 2004 include the pro forma results of operations as if the firm operated as a public company during the period January 1, 2004 to the date of its public offering combined with the actual results of operations for the period after the public offering. The amounts for the years ended December 31, 2003, 2002 and 2001 reflect pro forma results of operations as if the initial public offering had occurred as of January 1 of that year.

(b)	Because the firm had been a limited liability company prior to the initial public offering, payments for services rendered by its managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the firm includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the firm’s conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the firm’s initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the firm’s policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the company retains the ability to change this policy in the future). Adjustments to increase compensation expense for the years ended December 31, 2004, 2003, 2002 and 2001 of $6.2 million, $29.9 million, $31.2 million and ($1.4) million, respectively, have been made to record total compensation and benefits expense at 45% of total revenues, consistent with the percentage of compensation paid in 2004 for the period after the initial public offering.

(c)	For the years ended December 31, 2004, 2003, 2002 and 2001, historical income before tax has been increased by $6.5 million, $32.2 million, $17.6 million and $0 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in Greenhill & Co. International LLP.

(d)	As a limited liability company, the firm was generally not subject to income taxes except in foreign and local jurisdictions. The pro forma provision for income taxes for the year ended December 31, 2004 includes an adjustment of $4.2 million for assumed federal, foreign, state and local income taxes as if the company were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering. For the years ended December 31, 2003, 2002 and 2001, adjustments of $18.3 million, $18.4 million and $15.4 million, respectively were made to adjust the firm’s effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if it were a corporation on January 1 of each respective year.

(e)	For 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the firm in conjunction with the initial public offering as if it occurred on January 1, 2004, (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering and (iii) the 9,346 shares of treasury stock purchased by the firm. For 2003, 2002 and 2001 the pro forma number of common shares outstanding gives effect to the shares issued in connection with the reorganization of the firm as if it occurred on January 1 of that year.

(f)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each period.

(g)	Includes our managing directors and senior advisors.

Reconciliation of Unaudited Pro Forma Data to Historical Financial Information

The following table reconciles unaudited Pro Forma Income Before Tax and Minority Interest to Income Before Tax and Minority Interest, for 2005, actual results are presented:

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Income Before Tax and Minority Interest	$90,000	$63,508	$80,661	$75,813	$34,797
Add back (deduct):
Historical Compensation and Benefits	—	61,447	27,094	19,476	46,428
Pro Forma Compensation and Benefits	—	(67,680)	(57,006)	(50,674)	(44,984)
Pro Forma Income Before Tax and Minority Interest	$90,000	$57,275	$50,749	$44,615	$36,241

The following table reconciles unaudited Pro Forma Net Income to Net Income, for 2005, actual results are presented:

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net Income	$55,532	$38,316	$45,400	$57,817	$34,984
Add back (deduct):
Historical Compensation and Benefits	—	61,447	27,094	19,476	46,428
Pro Forma Compensation and Benefits	—	(67,680)	(57,006)	(50,674)	(44,984)
Minority Interest	—	6,487	32,223	17,649	—
Historical Taxes	—	18,705	3,038	347	(187)
Pro Forma Taxes	—	(22,948)	(21,314)	(18,738)	(15,221)
Pro Forma Net Income	$55,532	$34,327	$29,435	$25,877	$21,020

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London, Frankfurt and Dallas. Our activities constitute a single business segment with two principal sources of revenue:

•	Financial Advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant Banking Fund Management, which currently consists primarily of management of Greenhill’s private equity funds, Greenhill Capital Partners or GCP, and principal investments by Greenhill in those funds.

Historically, the majority of our revenues sources from our Financial Advisory business and we expect it to remain so for the near to medium term. The main driver of the Financial Advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. In addition, new managing director hires add incrementally to our revenue and income growth potential. Our Merchant Banking Fund Management revenues increased substantially in 2005, primarily because of increased investments in merchant banking funds and increased participation in profit overrides derived from GCP investments made beginning in 2004.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. See ‘‘Risk Factors.’’ Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial Advisory revenues were $142.1 million in the year ended December 31, 2005 compared to $130.9 million in the year ended December 31, 2004, which represents an increase of 9%. At the same time, worldwide completed merger and acquisition, or M&A, volume increased by 36%, from $1,612 billion in 2004 to $2,186 billion1 in 2005, and aggregate advisory revenue reported by four leading investment banks that publicly disclose their advisory fee revenue increased by 19% from $4.2 billion in 2004 to $5.0 billion2 in 2005. From a longer term perspective, our 2005 Financial Advisory revenues were 33% higher than in 2000, while the aggregate advisory revenue reported by those four leading firms was 27% lower than in 2000.

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

Merchant Banking and Other revenues were $79.1 million for the year ended December 31, 2005 compared to $21.0 million in the year ended December 31, 2004, which represents an increase of 277%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds are principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic conditions. During 2005, GCP’s principal portfolio companies generated record earnings and profits, as well as revenue growth and margin improvement. In addition, several GCP portfolio companies benefited from favorable conditions in the financing markets. GCP’s energy investments also benefited from strong commodity prices. However, adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of merchant banking revenue realized by the firm.

Results of Operations

The following tables set forth data relating to Greenhill’s sources of revenue:

Revenue by Source

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in millions)
Financial Advisory	$142.1	$130.9	$121.3	$107.4	$95.3
Merchant Banking Fund Management & Other	79.1	21.0	5.4	5.2	4.7
Total Revenue	$221.2	$151.9	$126.7	$112.6	$100.0

Financial Advisory Revenues

Financial Advisory Revenue by Client Location

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
United States	44%	54%	48%	61%	41%
Europe	55%	43%	44%	31%	53%
Latin America & Other	1%	3%	8%	8%	6%

1	Source: Thomson Financial as of January 19, 2006.

2	Data for three of the four investment banks reflect November fiscal year ends.

Financial Advisory Revenue by Industry

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Communications & Media	21%	29%	24%	26%	21%
Consumer Goods & Retail	8%	25%	26%	15%	34%
Financial Services	12%	17%	15%	13%	11%
Technology	2%	1%	7%	7%	11%
Energy & Utilities	6%	10%	9%	6%	1%
Lodging & Leisure	1%	4%	1%	3%	5%
General Industrial & Other	50%	14%	18%	30%	17%

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

2005 versus 2004.    Financial Advisory revenues were $142.1 million in the year ended December 31, 2005 compared to $130.9 million in the year ended December 31, 2004, which represents an increase of 9%. The increase reflected the benefit of an increase in M&A market volume and our continued business development efforts, offset by the impact of a decline in the volume of financial-distress related business.

Prominent advisory assignments in 2005 include:

•	the sale of Aggregate Industries, plc to Holcim S.A.;

•	the pending merger of Archipelago Holdings, Inc. with the New York Stock Exchange;

•	the sale of MCI, Inc. to Verizon Communications, Inc.;

•	T&F Informa plc’s acquisition of IIR Holdings Limited;

•	the acquisition of CP Ships Limited by TUI AG; and

•	the pending merger of Whirlpool Corporation with Maytag Corporation.

We earned advisory revenue from 55 different clients in 2005, compared to 47 in 2004; 37 of those clients had not produced any 2004 revenue. We earned $1 million or more from 33 of those clients in 2005, compared to 25 in 2004. The ten largest fee-paying clients in 2005 constituted 39% of our total revenue, and only one of those clients had in any prior year been among our ten largest fee-paying clients. We had no clients that constituted 10% or more of total revenue in 2005, and one client at approximately 10% of total revenues in 2004. Our revenues in 2004 attributable to this client related to an engagement that was singular in nature, like all of our other advisory engagements.

2004 versus 2003.    We earned advisory revenue from 47 different clients in 2004, compared to 39 in 2003; 32 of those clients had not produced any 2003 revenue. We earned $1 million or more from 25 of those clients in 2004, compared to 31 in 2003. The ten largest fee-paying clients in 2004 constituted 53% of our total revenue, and only one of those clients had in any prior year been among our ten largest fee-paying clients. We had one client that constituted approximately 10% of total revenue in 2004. Our revenues in 2004 attributable to this client related to an engagement that was singular in nature, like all of our other advisory engagements.

At the same time, worldwide M&A volume for all corporations increased by 40%, from $1,151 billion3 in 2003 to $1,612 billion in 2004, and aggregate advisory revenues reported by four leading investment banks that publicly disclose their advisory fee revenue increased by 50%, from $2.8 billion in 2003 to $4.2 billion in 20044 ..

Prominent advisory assignments in 2004 include:

•	the sale of certain assets by Akzo Nobel N.V.;

•	the acquisition of the propane operations of Star Gas Partners, L.P. by Inergy, L.P.;

•	the sale by Ingersoll-Rand Company Ltd., of its Dresser-Rand business unit to First Reserve;

•	the sale of Schwab Soundview Capital Markets to UBS;

•	the sale of Warner-Chilcott to Waren Acquisition Ltd., which is a private equity buyout group led by JP Morgan Chase and CS First Boston; and

•	the sale of WH Smith’s publishing business, Hodder Headline, to Hachette Livre S.A.

Merchant Banking Fund Management and Other Revenues

Our merchant banking fund management activities currently consist primarily of the management of and our investment in Greenhill’s merchant banking funds, GCP I and GCP II. The following table sets forth additional information relating to our merchant banking and interest income:

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in millions)
Management fees	$11.4	$4.5	$5.0	$4.7	$4.7
Net realized and unrealized gains on investments in merchant banking	32.0	11.3	—	0.2	(0.8)
Merchant banking profit overrides	32.3	4.1	—	—	—
Other unrealized investment income	0.5	0.3	—	—	—
Interest income	2.9	0.8	0.4	0.3	0.8
Merchant banking fund management and other revenue	$79.1	$21.0	$5.4	$5.2	$4.7

We began our merchant banking activities with the formation of our first fund, GCP I, in 2000 which had committed capital of $423 million. At the outset of that fund our managing directors committed capital to the fund and were awarded substantially all of the rights to receive overrides on profits that might be earned by the general partner of the fund. For the period 2000 through 2003 our activities consisted principally of our management of the GCP I. In 2003 we began to invest directly in GCP I by purchasing limited partnership interests. In early 2004 our investment increased as a result of the assignment to us of a portion of the future commitments of our managing directors. In 2004 we

3	Source: Thomson Financial as of January 19, 2006.

4	Data for three of the four investment banks reflect November fiscal year ends.

also increased our economic share of the profit override of the fund to 50% for all investments made on or after January 1, 2004 (100% of the profit override is reflected in our revenues in accordance with our consolidation policy). The remaining 50% share of the profit overrides was retained by our employees and is reflected in compensation expense. In aggregate we committed $30.3 million to GCP I with a majority of our capital deployed for investments made subsequent to January 1, 2004.

In March 2005 we expanded our merchant banking activities with the closing of our second fund, GCP II. We committed approximately $88.5 million to GCP II, or approximately 10% of the committed capital of $875 million, and our employees committed an additional $136 million to GCP II. We are entitled to receive 50% of the profit overrides for all investments made by GCP II (100% of the profit override, if any, is reflected in our revenues in accordance with our consolidation policy). Our employees are entitled to receive the remaining 50% of the profit overrides. See below for more information regarding our consolidation of the profit overrides.

We generate merchant banking revenue from (i) management fees paid by the funds, (ii) gains (or losses) on our investments in the merchant banking funds, and (iii) profit overrides.

We charge management fees in GCP I to all outside investors who are not employed or affiliated with us. In GCP II we charge fees to all investors except the firm. Management fees are charged based upon a percentage of committed capital (generally 1.5%) during the 5 year commitment period and as a percentage of invested capital (generally 1%) after the termination of the commitment period. As a result of the increase in committed capital to our funds following the closing of GCP II our management fees increased substantially in 2005. To the extent we establish other funds we expect our management fee earnings to increase, notwithstanding the reduction in the fee percentage after the commitment period of each fund has been terminated. Our management fees also include portions of other transactions fees which may be paid directly to us by portfolio companies of the merchant banking funds. We earned annual fees from GCP I of approximately $4.5 million during the commitment period and for 2006 expect to earn approximately $1.5 million in management fees from GCP I. The amount of management fees earned from GCP I is dependent on the amount of invested capital and will decline over the remaining life of the fund as investments are liquidated (a process which we expect will end by 2010). We currently earn annual fees from GCP II of approximately $12.0 million, and we expect to earn such amount through 2009 (or such earlier time as the commitment period terminates) and a lesser amount thereafter.

Depending upon the performance of our funds, we will record investment income or losses based upon our allocable share of invested capital in our funds. Since we began investing in our funds in 2003 we have recognized realized and unrealized investment earnings from such funds. Prior to 2003 we realized investment earnings from our interest in Barrow Street Capital, LLC, a limited liability company that manages real estate merchant banking funds. One of the managing principals of Barrow Street Capital, LLC is Robert F. Greenhill, Jr., son of Robert Greenhill, Chairman and Chief Executive of Greenhill. The investment in Barrow Street Capital, LLC was sold to the managing principals of Barrow Street Capital, LLC in March 2004 for book value.

Investment gains from the merchant banking activities are comprised of investment income, realized and unrealized gains from the firm’s investment in GCP, and the consolidated earnings of the general partner in which we have a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings of the general partner which is held by employees of the firm is recorded as minority interest.

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. We record our investments at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the fund for one year to the estimated fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments. Significant changes in the fair value of our investments may have a material effect, positive or negative, on our revenues and thus the results of operations.

As the general partner of our merchant banking funds, we make investment decisions for the funds and are entitled to receive from the funds an override of the profits of the funds. In aggregate, we and our employees are entitled to a profit override percentage of 20% of the profits earned by unaffiliated investors in GCP I and generally for all investors except the firm in GCP II. We are deemed to have the majority of the economic interest in the managing general partner of GCP I and the general partner of GCP II in accordance with FASB Interpretation No. 46 (‘‘FIN 46-R’’), ‘‘Consolidation of Variable Interest Entities’’, (effective for investments made beginning early 2004). Under FIN 46-R we include as consolidated revenue all realized and unrealized profit overrides earned by the general partner of GCP. From an economic perspective, profit overrides in respect of such investments are allocated 50% to the firm and 50% to employees of the firm. The economic share of the profit overrides allocated to the employees of the firm is recorded as compensation expense. For investments made prior to 2004, we did not have a majority of the economic interest and only that portion of the profit override allocable directly to us, which ranges from 1.0% - 2.2%, is included in our consolidated revenue.

Because we include in our revenues all of the profit overrides earned from investments made on or after January 1, 2004, we expect that as the investments mature and depending upon market conditions, that the amount of our profit overrides could increase. The amount of profit overrides we recognize as revenue will depend upon the underlying fair value of the portfolio company and is subject to the volatility referred to above.

2005 versus 2004.    In the year ended December 31, 2005, the firm earned $79.1 million in Merchant Banking Fund Management & Other Revenue compared to $21.0 million in the year ended December 31, 2004, an increase of 277%. These increases are primarily due to higher asset management fees resulting from greater assets under management, higher dividend income and distributions of earnings from portfolio companies, higher realized and unrealized principal investment gains in the GCP portfolio, an increase in the recognized amounts of profit overrides associated with gains in the GCP portfolio and an increase in interest income. GCP gains and losses relating to investments made in 2004 or later have a larger impact on firm revenue because of the firm’s increased investment in, and increased participation in profit overrides relating to, GCP starting in early 2004. The firm had one investment that contributed more than 10% to total revenues in 2005 and none in 2004.Included in Merchant Banking Fund Management & Other Revenue for the year ended December 31, 2005 is $1.8 million related to the portion of the interests in the general partners of GCP which are held directly by employees of the firm, which is also deducted as minority interest.

2004 versus 2003.    For the year ended December 31, 2004, the firm earned $21.0 million in Merchant Banking Fund Management & Other Revenue compared to $5.4 million in the year ended December 31, 2003, an increase of 289%. In 2004, these revenues were principally comprised of asset management fees earned from Greenhill Capital Partners of $4.5 million, unrealized investment gains and profit overrides earned on investments made in Greenhill Capital Partners of $11.3 million and $4.1 million, respectively, other unrealized investment income of $0.3 million and interest income of $0.8 million. In comparison, in 2003, the Merchant Banking Fund Management & Other Revenue revenues were principally comprised of asset management fees of $5.0 million and interest income of $0.4 million. The principal driver of growth in Merchant Banking Fund Management & Other Revenue revenues in 2004 were unrealized investment gains and profit overrides on investments made in Greenhill Capital Partners.

Operating Expenses

Our Total Operating Expenses for the year ended December 31, 2005 were $131.2 million, which compares to Pro Forma Total Operating Expenses of $94.6 million for 2004. The increase of $36.6 million, or 39%, relates primarily to compensation expense which is paid as a percentage of revenue and is described in more detail below. The pre-tax income margin for the year ended December 31, 2005 was 40% compared to 38% for 2004 on a pro forma basis.

We classify operating expenses as compensation and benefits expense and non-compensation expenses. Management does not separately evaluate operating expenses by financial advisory and merchant banking activities.

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

Operating expenses apart from compensation have been modest in proportion to revenues, as a result of the relatively small number of staff and related costs (including travel, office space, communications, information services, depreciation and professional services) that Greenhill bears. A portion of certain costs are reimbursed by clients under the terms of client engagements. In addition, Barrow Street Capital reimburses us for certain occupancy related costs, health care premiums and other costs incurred by us.

The following table sets forth information relating to our actual and pro forma operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Year Ended December 31,
	2005	2004	2003
	(in millions, except employee data)
Number of Employees at Year End	151	127	107
Actual Compensation and Benefits Expense	$102.4	$61.4	$27.1
% of Revenues	46%	40%	21%
Pro Forma Compensation and Benefits Expense(a)	102.4	67.7	57.0
% of Revenues	46%	45%	45%
Non-Compensation Expense:
Other Operating Expenses	26.3	23.4	15.5
Depreciation and Amortization	2.5	3.5	3.4
Total Non-Compensation Expense	28.8	26.9	18.9
% of Revenues	13%	18%	15%
Total Actual Operating Expense	131.2	88.3	46.0
% of Revenues	59%	58%	36%
Total Pro Forma Operating Expense(a)	131.2	94.6	75.9
% of Revenues	59%	62%	60%
Minority Interest in Net Income of Affiliate	1.8	6.5	32.2
Total Actual Income Before Tax	88.2	57.0	48.4
Actual Pre-tax Income Margin	40%	38%	38%
Total Pro Forma Income Before Tax(a)	88.2	57.3	50.7
Pro Forma Pre-tax Income Margin(a)	40%	38%	40%

(a)	Amounts for the year ended December 31, 2005 reflect actual expenses for the entire period. Amounts for the year ended December 31, 2004 reflect actual expenses for the period subsequent to our initial public offering in May 2004 and pro forma expenses for the period prior to our initial public offering. Amounts for the year ended December 31, 2003 reflect pro forma expenses. See Note 16 of the Consolidated Financial Statements for information on the pro forma adjustments.

Compensation and Benefits

The principal component of our operating expenses is compensation and benefits expense. It is our policy that our total compensation and benefits, including that payable to our managing directors and senior advisors, will not exceed 50% of total revenues each year (although we retain the ability to change this policy in the future). Because we were a limited liability company prior to our initial public offering, payments for services rendered by our managing directors generally were accounted for as distributions of members’ capital or minority interest expense rather than as compensation expense. As a result, our pre-initial public offering compensation and benefits expense did not reflect a large portion of payments for services rendered by our managing directors and understates the expected operating costs to be incurred as a public company. As a corporation, we include all payments for services rendered by our managing directors in compensation and benefits expense. One factor in determining the compensation expense ratio in 2005 and 2004 was the accounting impact of the introduction into our compensation packages of equity-related compensation in the form of restricted stock units.

As a public company, the compensation we pay to our employees consists of base salary and benefits, cash bonus awards and the award of restricted stock units. Base salary and benefits are paid ratably throughout the year. Cash bonuses, which are accrued each period, are discretionary and dependent upon on number of factors, including the performance of the firm. Discretionary cash bonus payments are paid annually in February following year end. Awards of restricted stock units are also discretionary and amortized to compensation expense (based upon the value of the award at the time of grant) during the service period over which the award vests, which is generally five years. As we expense these awards, the restricted stock units recognized are recorded within stockholders’ equity. In January 2006, our employees were granted 427,873 restricted stock units in conjunction with the 2005 compensation.

2005 versus 2004.    Our Total Compensation and Benefits expense for the year ended December 31, 2005 was $102.4 million, which reflects a 46% compensation ratio for the year. This compares against $67.7 million of Pro Forma Total Compensation and Benefits expense, which reflects a 45% compensation ratio for the year ended December 31, 2004. This represents an increase of 51% in Total Compensation and Benefits Expense, and is principally related to the increase in revenues for the year and the increase in the compensation ratio resulting from the amortization charge for awards of restricted stock units. As restricted stock unit awards vest over future years, it is expected that the compensation ratio will gradually increase.

Our actual compensation and benefits expense for the year ended December 31, 2004 was $61.4 million.

2004 versus 2003.    Our Pro Forma Total Compensation and Benefits expense for the year ended December 31, 2004 was $67.7 million, which reflects a 45% compensation ratio for the year. This compares against $57.0 million of Pro Forma Total Compensation and Benefits expense, which reflects a 45% compensation ratio for the year ended December 31, 2003. This represents an increase of 19% in Total Compensation and Benefits expense, and is related to the increase in revenues for the period.

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

As a public company, our costs for such items as insurance and professional fees, principally accounting and legal advice have increased. We also expect that our non-compensation costs will increase as we grow our business and make strategic investments. For 2006, our occupancy expenses and depreciation expenses will increase for new office space in New York, London and Dallas.

2005 versus 2004.    For the year ended December 31, 2005, our non-compensation expenses were $28.8 million, which compared to $26.9 million for the year ended December 31, 2004, representing an increase of 7%. The increase is related principally to a third-party fee related to the fundraising for Greenhill Capital Partners II ($1.0 million), greater travel ($0.5 million) and information services ($0.6 million) as a result of additional personnel and business development activity, increase in occupancy costs ($0.9 million), the net write-off of uncollectible accounts ($1.0 million) and increases in professional fees primarily associated with operating as a public company ($1.0 million), offset in part by lower depreciation expense ($1.0 million) primarily due to full depreciation of the airplane in 2004 and the absence of a one-time transaction-specific consultancy expense reflected in 2004 expenses ($2.6 million).

Non-compensation expense as a percentage of revenue in the year ended December 31, 2005 was 13%. This compares to 18% for the year ended December 31, 2004. The decrease in these expenses as a percentage of revenue in 2005 as compared to 2004 reflects a small increase in actual non-compensation costs spread over greater revenue.

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

Non-compensation expense as a percentage of revenue in the year ended December 31, 2004 was 18%. This compares to 15% for the year ended December 31, 2003. The increase in these expenses as a percentage of revenue in the year ended December 31, 2004 primarily related to an increase in the aforementioned costs.

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

Provision for Income Taxes

As a result of the completion of our initial public offering in May 2004, we are subject to federal, foreign and state corporate income taxes. Prior to our initial public offering, Greenhill was a limited liability company and was generally not subject to U.S. federal or state income taxes and its U.K. controlled affiliate Greenhill & Co. International LLP, as a limited liability partnership, was generally not subject to U.K. income taxes. However, Greenhill was subject to local taxes on its U.S. earnings. In addition, certain of Greenhill’s non-U.S. subsidiaries have been subject to income taxes in their local jurisdictions.

2005 versus 2004.    For the year ended December 31, 2005, our Provision for Taxes was $32.6 million, at an effective tax rate of 37%. For the year ended December 31, 2004, the Pro Forma Provision for Taxes of $22.9 million reflected an assumed tax rate of 40%. The Pro Forma Provision for Taxes for the year ended December 31, 2004 includes assumed federal, foreign, state and local income taxes as if we were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering. The decrease in the effective tax rate in 2005 as compared to 2004 reflects the benefit of a higher proportion of investment income and U.K.-based advisory income, which generally are taxed at lower rates than U.S.-based advisory income.

Our actual effective tax rate for 2004 was 33% (reflecting our status as a C corporation for the period between our public offering and December 31, 2004). Actual tax expense for the year ended December 31, 2004 was $18.7 million.

2004 versus 2003.    For the year ended December 31, 2004, our Pro Forma Provision for Taxes was $22.9 million, or a rate of 40%. The Pro Forma Provision for Taxes for the year ended December 31, 2004 includes assumed federal, foreign, state and local income taxes as if we were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering. For the year ended December 31, 2003, the Pro Forma Provision for Taxes of $21.3 million reflected an assumed tax rate of 42%. The decrease in the pro forma effective tax rate in 2004 resulted principally from an increase in investment earnings, which are taxed at lower rates. Our actual effective tax rate for 2004 was 33% (reflecting our status as a C corporation for the period between our public offering and December 31, 2004). Actual tax expense for the year ended December 31, 2004 and 2003 was $18.7 million and $3.0 million, respectively.

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

Liquidity and Capital Resources

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. As cash accumulates it is invested in short term liquid investments.

We generate cash from both our operating activities in the form of advisory fees and our merchant banking investments in the form of distributions of investment proceeds and profit overrides. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, investments in merchant banking funds, payment of dividends, repurchase of shares of our stock and leasehold improvements.

Our cash balances generally accumulate from our operating activities during the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions where collections may take longer due to court-ordered holdbacks. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued bonuses that are paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In the first quarter of 2006, cash bonuses of $41.7 million relating to 2005 compensation were paid to our employees. In addition, we expect to pay approximately $14.7 million in early 2006 related to income taxes owed for the year ended December 31, 2005.

A large portion of our liabilities are associated with unrealized earnings (i.e., recorded on our books but for which cash proceeds have not yet been received) from our merchant banking investments. At December 31, 2005 approximately $17.7 million of our bonus accrual related to profit overrides for unrealized gains of GCP and $23.6 million related to deferred tax liabilities that are deferred until the gains from the GCP investments are realized. These amounts may increase or decrease depending on the change in the fair value of the GCP funds and are payable, subject to claw back, at the time the funds realize cash proceeds.

Since our initial public offering we have used a portion of our cash reserves to repurchase shares of our common stock and make investments in our merchant banking funds. Our commitments to our merchant banking funds may require us to fund capital calls on short notice. On the other hand, distributions from our merchant banking funds are generally made shortly after proceeds are received by the funds. We are unable to predict the timing or magnitude of share repurchase opportunities, capital call requirements or distribution of investment proceeds.

Our merchant banking funds typically invest in privately held companies. The ability of our merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, the availability of financing to potential buyers of such securities, among others. As a result we consider our investments illiquid for the short term.

Because it is not tax efficient, our foreign earnings are generally not available to fund our U.S. working capital needs, including share purchases, dividend payments or merchant banking investments. However, in December 2005 we elected to repatriate $14.0 million of foreign earnings under a domestic reinvestment plan pursuant to Section 965 of the Internal Revenue Code. These funds were repatriated to take advantage of a one-time tax reduction that was available under the American Jobs Creation Act of 2004.

To increase our financial flexibility, on January 31, 2006, we obtained from a U.S. commercial bank an unsecured $20.0 million revolving loan facility to provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes.  Interest on borrowings is based on LIBOR plus 1.85%.  The revolving bank loan facility matures on August 1, 2007.

As of December 31, 2005, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP and other merchant banking activities of $83.4 million (excluding $1.4 million repaid to the Company related to interim financings and expenses which may be recalled). These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.

During 2005, the firm repurchased 606,472 shares of its common stock in open market purchases at an average price of $45.05 per share. In August 2005, the firm purchased 800,000 of our common shares at a price of $26.22 per share from a former employee pursuant to a previously announced agreement. In addition, in December 2005, we agreed to repurchase 244,028 shares of our common stock from a former employee at a discount to market price.  We completed these repurchases early in 2006.

In January 2006, the Board of Directors of Greenhill & Co., Inc. authorized the repurchase an additional $40.0 million of common stock in open market transactions.

We believe that the cash generated from operations and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, commitments to our merchant banking activities, build-out costs of new office space, tax obligations, share repurchases and common dividends. In the event that our needs for liquidity should increase as we expand our business, we may consider a range of financing alternatives to meet any such needs.

Cash Flows

2005.    Cash and cash equivalents increased by $22.4 million in 2005. We generated $61.3 million from operating activities, including $14.4 million from net income after giving effect to the non-cash items and by a net increase in working capital of $46.9 million (principally from the accrual of compensation expense, accounts payable and accrued expenses and taxes payable). We generated $37.2 million from investing activities, including $52.4 million from the net sale of securities and $14.3 million from distributions from our merchant banking investments, partially offset by $27.7 million in new investments in merchant banking funds. We used $71.7 million for financing activities, including $13.7 million for the payment of dividends and $58.8 million for the repurchase of our common stock.

2004.    Cash increased $34.2 million in 2004. Cash of $42.9 million was provided by operating activities, including $31.4 million from net income after giving effect to non-cash items and a net change in working capital of $21.2 million (principally from an increase in accrued compensation payable) offset by the payout of the prior year’s minority interest in the net assets of our U.K. affiliate of $9.7 million. We used cash generated from operations principally to fund distributions to members of earnings prior to the initial public offering of $31.2 million, dividend payments of $4.9 million, and $4.4 million in purchases of property and equipment, primarily for the build-out of additional office space in New York. Proceeds from our initial public offering of $89.3 million were used to fund an investment of $11.6 million in Greenhill Capital Partners, net of a distribution received from Greenhill Capital Partners of $7.9 million, repay net borrowings under the credit facility of $1.5 million, repurchase $0.2 million of our common stock, invest $52.4 million in highly-rated short-term auction rate securities and invest the remaining increase in cash in highly-rated short-term debt securities.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2005:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$27,995	$6,013	$11,382	$8,812	$1,788
Merchant Banking Commitments(a)	83,375	21,477	30,949	30,949	—
Total	$111,370	$27,490	$42,331	$39,761	$1,788

(a)	We may be required to substantially fund our merchant banking commitments at any time through 2010, depending on the timing and level of investments by Greenhill Capital Partners, although we do not expect these commitments to be drawn in full. Since the merchant banking commitments can be drawn at any time over the life of the commitment period, the amounts above are shown as if spread ratably over the life of the primary commitment period. Excludes $1.4 million repaid to the Company related to interim financings and expenses which may be recalled.

In addition, in December 2005, we agreed to repurchase 244,028 shares of our common stock from a former employee.  We completed these repurchases early in 2006 at a total cost of $11.5 million.

In 2005, a subsidiary of GCP I entered into a credit agreement with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and pursuant to which they have borrowed $70 million, secured by 8,383,234 shares of Global Signal Inc. common stock owned by it. Under the terms of a separate recourse agreement, the lenders will have recourse to Greenhill Capital Partners, LLC in the event of fraud or intentional or grossly negligent misrepresentations by the borrower or the institution of insolvency proceedings by or against the borrower, Greenhill Capital Partners LLC or the general partners of GCP I. Proceeds from the loans were used to fund distributions to GCP I’s limited partners, which include executive officers of Greenhill and the firm. The credit agreement matures in August 2006.

On January 31, 2006, the firm obtained from a U.S. commercial bank an unsecured $20.0 million revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on one month LIBOR plus 1.875%. The revolving bank loan facility matures on August 1, 2007, but may be extended by a written agreement of lender and borrower.

Market Risk

We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments in Greenhill Capital Partners and other merchant banking funds.

We have invested our cash in short duration, highly rates fixed income investments including highly rated short-term debt securities and money market funds. Changes in interest rates and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes will have a material effect on our results of operations. Our short-term cash investments are primarily denominated in US dollars, UK sterling and Euros, and we face modest foreign currency risk in our cash balances held in non-US dollar denominated accounts. To the extent that the cash balances in local currency exceed our short term obligations, we may hedge our foreign currency exposure.

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on our principal investments. Significant volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking investments that are publicly traded securities or are privately held securities owned for more than one year. Our analysis showed that if we assume that at December 31, 2005, the market prices of all public securities, and therefore, the general equity market, were 10% lower, the impact on our operations would be a decrease in revenues of $9.3 million. We do not believe there would be any other material impact. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 32% of our revenues for the year ended December 31, 2005 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

Basis of Financial Information

The firm’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and related footnotes, including investment valuations, compensation accruals and other matters. We believe that the estimates used in preparing our consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

The consolidated financial statements of the firm include all consolidated accounts and Greenhill & Co., Inc. (formerly Holdings) and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, after eliminations of all significant inter-company accounts and transactions. We adopted the revised Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 46 (‘‘FIN 46-R’’), ‘‘Consolidation of Variable Interest Entities’’, in the first quarter of 2004. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of entities will be required. The adoption of FIN 46-R did not have a material impact on our financial position or results of operations. In accordance with FIN 46-R the firm consolidates the general partner of our merchant banking funds in which we have a majority of the economic interest. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ‘‘Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,’’ is subject to removal by a simple majority of unaffiliated third-party investors.

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

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the fund for one year to the estimated fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments.

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of unaffiliated investors of GCP I and all principally investors except the firm of GCP II and are subject to clawback. Future losses in the value of the fund’s investments may require amounts previously recognized as profit overrides to be reversed to the fund in future periods. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No. 123(R), ‘‘Share-Based Payment’’, which is a revision of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’, restricted stock units with future service requirements are recorded as compensation expense and generally is amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The firm records dividend equivalents in stockholders’ equity on outstanding restricted stock units that are expected to vest. The firm adopted Statement 123(R) as of January 1, 2005, and it did not have a material effect on the accounting for restricted stock units in its consolidated financial statements.

Provision for Taxes

After the initial public offering, the firm accounts for taxes in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See ‘‘Item 7. Market Risk’’ above for a discussion of market risks.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are listed in Item 15, ‘‘Exhibits and Financial Statement Schedules’’.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Based upon their evaluation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this 2005 Form 10-K, the firm’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the firm’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Management’s report on the firm’s internal controls over financial reports (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are included on pages F-2 – F-4 of this report.

In addition, on June 15, 2005 our Chief Executive Officer certified to the New York Stock Exchange (‘‘NYSE’’) that he was not aware of any violation by the firm of the NYSE’s corporate governance listing standards. We have field as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding members of the Board of Directors will be presented in Greenhill’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on April 19, 2006, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K under the caption ‘‘Executive Officers.’’

Item 11.    Executive Compensation

Information regarding executive compensation will be presented in Greenhill’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on April 19, 2006, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in Greenhill’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on April 19, 2006, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions will be presented in Greenhill’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on April 19, 2006, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be presented in Greenhill’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be held on April 19, 2006, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)

1.    Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Greenhill & Co. Inc. and Subsidiaries

Management’s Report on Internal Control over Financial Reporting

Management of Greenhill & Co., Inc. and subsidiaries (the ‘‘Company’’), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 was effective.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s independent auditors have issued their auditors’ report appearing on page F-4 on management’s assessment of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The	Board of Directors and Shareholders of Greenhill & Co., Inc.

We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in members’ equity and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhill & Co., Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Greenhill & Co., Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 10, 2006

Report of Independent Registered Public Accounting Firm

The	Board of Directors and Shareholders of Greenhill & Co., Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Greenhill & Co., Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Greenhill & Co., Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in members’ equity and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Greenhill & Co., Inc. and our report dated February 10, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 10, 2006

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements of Financial Condition
As of December 31,

	2005	2004
Assets
Cash and cash equivalents	$83,240,865	$60,806,951
Securities	—	52,416,670
Financial advisory fees receivable, net of allowance for doubtful accounts of $1.1 million and $0.8 million at December 31, 2005 and 2004, respectively	27,336,205	25,185,937
Other receivables	933,468	1,062,926
Property and equipment, net	8,638,632	9,290,877
Investments	104,135,337	25,881,674
Due from affiliates	260,537	135,163
Other assets	10,396,077	2,235,905
Total assets	$234,941,121	$177,016,103
Liabilities and Stockholders’ Equity
Compensation payable	$61,219,698	$31,788,116
Accounts payable and accrued expenses	15,984,768	6,594,997
Taxes payable	38,346,740	9,444,666
Due to affiliates	1,445,044	1,445,044
Total liabilities	116,996,250	49,272,823
Minority interest in net assets of affiliate	3,229,537	504,177
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 30,880,024 and 30,750,000 shares issued and outstanding as of December 31, 2005 and 2004, respectively	308,800	307,500
Restricted stock units	8,931,618	3,396,714
Additional paid-in capital	109,961,120	106,743,051
Retained earnings	57,595,530	15,781,529
Accumulated other comprehensive (loss) income	(3,025,186)	1,222,235
Treasury stock, at cost, par value $0.01 per share; 1,650,496 and 9,346 shares as of December 31, 2005 and 2004, respectively	(59,056,548)	(211,926)
Stockholders’ equity	114,715,334	127,239,103
Total liabilities, minority interest and stockholders’ equity	$234,941,121	$177,016,103

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements of Income
Years Ended December 31,

	2005	2004	2003
Revenues
Financial advisory fees	$142,043,898	$130,906,471	$121,334,310
Merchant banking revenue	76,213,838	20,188,544	4,949,617
Interest income	2,894,730	758,281	395,299
Total revenues	221,152,466	151,853,296	126,679,226
Expenses
Employee compensation and benefits	102,441,141	61,446,527	27,093,784
Occupancy and equipment rental	6,473,436	5,615,802	4,424,616
Depreciation and amortization	2,495,336	3,467,745	3,419,394
Information services	3,538,765	2,920,466	2,609,188
Professional fees	4,165,585	4,527,719	2,119,590
Travel related expenses	4,620,324	4,085,453	3,122,068
Other operating expenses	7,417,554	6,281,394	3,229,963
Total expenses	131,152,141	88,345,106	46,018,603
Income before tax and minority interest	90,000,325	63,508,190	80,660,623
Minority interest in net income of affiliate	1,831,888	6,487,050	32,223,453
Income before tax	88,168,437	57,021,140	48,437,170
Provision for taxes	32,636,153	18,705,313	3,036,677
Net income	$55,532,284	$38,315,827	$45,400,493
Average common shares outstanding:
Basic	30,631,573	28,780,383	n/a
Diluted	30,671,552	28,788,798	n/a
Earnings per share:
Basic	$1.81	$1.33	n/a
Diluted	$1.81	$1.33	n/a
Pro forma average shares outstanding (see Note 16):
Basic	30,631,573	28,780,383	25,000,000
Diluted	30,671,552	28,788,798	25,000,000
Pro forma earnings per share (see Note 16):
Basic	$1.81	$1.19	$1.18
Diluted	$1.81	$1.19	$1.18

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements of Changes in Members’ Equity and Stockholders’ Equity
Years Ended December 31,

	2005	2004	2003
Members’ equity, beginning of the year	$—	$32,257,252	$41,672,688
Contributed capital	—	27,500	—
Comprehensive income:
Net income prior to the Reorganization	—	13,430,671	45,400,493
Other comprehensive income:
Foreign currency translation adjustment	—	(225,490)	854,142
Comprehensive income	—	13,205,181	46,254,635
Distributions	—	(31,223,511)	(55,670,071)
Exchange of members’ interests for shares of common stock	—	(17,784,148)	—
Transfer to other comprehensive income	—	(564,013)	—
Transfer to retained earnings	—	4,081,739	—
Members’ equity, end of the year	—	—	32,257,252
Common stock, par value $0.01
Common stock, beginning of the year	307,500	—	—
Exchange of partnership interests for shares of common stock	—	250,000	—
Common stock issued	1,300	57,500	—
Common stock, end of the year	308,800	307,500	—
Restricted stock units
Restricted stock units, beginning of the year	3,396,714	—	—
Restricted stock units recognized	9,023,251	3,396,714
Restricted stock units delivered	(3,488,347)	—	—
Restricted stock units, end of the year	8,931,618	3,396,714	—
Additional paid-in capital
Additional paid-in capital, beginning of the year	106,743,051	—	—
Exchange of partnership interests for shares of common stock	—	17,534,148	—
Common stock issued	2,344,158	89,208,903	—
Tax benefit from the delivery of restricted stock units	873,911	—	—
Additional paid-in capital, end of the year	109,961,120	106,743,051	—
Retained earnings
Retained earnings, beginning of the year	15,781,529	—	—
Transfer from members’ equity	—	(4,081,739)	—
Dividends	(13,718,283)	(5,021,888)	—
Net income subsequent to the Reorganization	55,532,284	24,885,156	—
Retained earnings, end of the year	57,595,530	15,781,529	—
Other comprehensive (loss) income
Other comprehensive income, beginning of the year	1,222,235	—	—
Transfer from members’ equity	—	564,013	—
Currency translation adjustment	(4,247,421)	658,222	—
Other comprehensive (loss) income, end of the year	(3,025,186)	1,222,235	—
Treasury Stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(211,926)	—	—
Repurchased	(58,844,622)	(211,926)	—
Treasury stock, end of the year	(59,056,548)	(211,926)	—
Total members’ equity and stockholders’ equity	$114,715,334	$127,239,103	$32,257,252

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements Cash Flows
Years Ended December 31,

	2005	2004	2003
Operating activities:
Net income	$55,532,284	$38,315,827	$45,400,493
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	2,495,336	3,467,745	3,419,394
Unrealized (gains) losses on investments	(64,821,299)	(15,668,245)	780
Restricted stock units recognized and common stock issued	9,059,521	3,396,714	—
Deferred taxes	12,090,539	1,917,175	—
Changes in operating assets and liabilities:
Financial advisory fees receivable	(2,150,268)	(8,787,948)	14,105,088
Due from affiliates	(125,374)	190,608	550,369
Taxes receivable	—	438,483	1,523,497
Other receivables and assets	222,381	943,413	(548,583)
Compensation payable	29,431,582	19,889,479	1,577,670
Accounts payable and accrued expenses	10,254,441	3,323,067	377,763
Minority interest in net assets of affiliates	2,725,360	(9,668,270)	2,414,018
Due to affiliates	—	1,445,044	—
Taxes payable	8,531,773	3,682,591	390,368
Cash settlement of restricted stock units	(1,988,870)	—	—
Net cash provided by operating activities	61,257,406	42,885,683	69,210,857
Investing activities:
Purchases of investments	(27,694,967)	(11,583,004)	(6,711,610)
Distributions from investments	14,262,603	7,912,500	482,483
Purchases of securities	(235,281,476)	(105,040,631)	—
Sale or maturity of securities	287,698,146	52,623,961	—
Purchases of property and equipment	(1,738,975)	(4,373,874)	(924,117)
Net cash provided by (used in) investing activities	37,245,331	(60,461,048)	(7,153,244)
Financing activities:
Proceeds of revolving bank debt	—	14,500,000	1,500,000
Repayment of revolving bank debt	—	(16,000,000)	—
Capital contributions	—	27,500	—
Dividends paid	(13,718,283)	(4,919,252)	—
Capital distributions	—	(31,223,511)	(55,670,071)
Net tax benefit from the delivery of restricted stock units	873,911
Proceeds from the issuance of common stock	(54,959)	89,266,403	—
Purchase of treasury stock	(58,844,622)	(211,926)	—
Cash provided by (used in) financing activities	(71,743,953)	51,439,214	(54,170,071)
Effect of exchange rate changes on cash and cash equivalents	(4,324,870)	344,459	772,028
Net increase in cash and cash equivalents	22,433,914	34,208,308	8,659,570
Cash and cash equivalents, beginning of year	60,806,951	26,598,643	17,939,073
Cash and cash equivalents, end of year	$83,240,865	$60,806,951	$26,598,643
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$172,422	$—
Cash paid for taxes, net of refunds	$11,137,926	$12,804,875	$1,238,770

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Note 1 – Organization

Greenhill & Co., Inc., a Delaware corporation, merged with Greenhill & Co. Holdings, LLC (‘‘Holdings’’), a New York limited liability company, on May 11, 2004 (the ‘‘Reorganization Date’’) immediately prior to its initial public offering (the merger and the other related transactions effected by Holdings and its affiliates in anticipation of the initial public offering are referred to collectively as the ‘‘Reorganization’’). In the offering, Greenhill & Co., Inc. issued 5,750,000 shares of common stock and received net proceeds of $89 million. Greenhill & Co., Inc. (formerly Holdings), together with its subsidiaries (collectively, the ‘‘Company’’), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt and Dallas.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds, Greenhill Capital Partners (‘‘GCP I’’) and Greenhill Capital Partners II (‘‘GCP II’’), (collectively ‘‘GCP’’), and the Company’s principal investments in GCP and other merchant banking funds.

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (‘‘G&Co’’), Greenhill Capital Partners, LLC (‘‘GCPLLC’’) (formerly Greenhill Fund Management Co., LLC), Greenhill Aviation Co., LLC (‘‘GAC’’) and Greenhill & Co. Europe Limited (‘‘GCE’’).

G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the National Association of Securities Dealers, Inc. G&Co is engaged in the investment banking business principally in North America.

GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (‘‘GCI’’), through its controlling membership interest. GCI is engaged in investment banking activities, principally in Europe, and is subject to regulation by the U.K. Financial Services Authority (‘‘FSA’’).

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

The consolidated financial statements of the Company include all consolidated accounts and Greenhill & Co., Inc. (formerly Holdings) and all other entities in which the Company has a controlling interest, including GCI, after eliminations of all significant inter-company accounts and transactions. Company adopted the revised FASB Interpretation No. 46 (‘‘FIN 46-R’’), ‘‘Consolidation of Variable Interest Entities’’, in the first quarter of 2004. FIN 46-R defines variable interests and specifies the circumstances under which the consolidation of entities will be required. The adoption of FIN 46-R did not have a material impact on the Company’s financial position or results of operations. In accordance with FIN 46-R the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ‘‘Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,’’ is subject to removal by a simple majority of unaffiliated third-party investors.

Minority Interest

The portion of the consolidated interests in the general partners of our merchant banking funds which are held directly by employees of the Company are represented as minority interest in the accompanying consolidated financial statements.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $5.2 million, $3.0 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the Company of GCP II and are subject to clawback. Future losses (if any) in the value of the fund’s investments may require amounts previously recognized as profit overrides to be adjusted downward. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved. See ‘‘Note 3 – Investments’’ for further discussion of the GCP revenues recognized.

Investments

The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. Investments primarily include investments in GCP.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $1.4 million, $0.4 million and $0.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Members’ Equity

Prior to the Reorganization, the Company operated as a limited liability company, and payments made to its Members were distributions of members’ equity rather than compensation expense. The Senior Executive Profit Sharing Agreement (‘‘SEPA’’) dated as of January 1, 2002, as amended as of January 1, 2004, specified the manner of allocation of global operating income and provided for distributions to the Members (including the limited liability partnership interests owned by the U.K. managing directors represented as minority interests). The governance of the Company was set forth in the Operating Agreement of Greenhill & Co. Holdings, LLC dated as of January 1, 2002. Both the SEPA and the Operating Agreement terminated on the Reorganization Date.

Through the SEPA and other operating agreements, the U.S. and U.K. members operated under common governance and economic participation. However, these consolidated financial statements present the entity’s legal form, and as such, the interests held by the U.K. Members directly in GCI were recorded as minority interest for the periods prior to the Reorganization.

Distributions related to the global operating income earned prior to the Reorganization were principally made on or before the Reorganization Date. See ‘‘Note 7 – Members’ and Stockholders’ Equity’’ for further discussion of the distributions to Members.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No, 123(R), ‘‘Share-Based Payment’’, which is a revision of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’, restricted stock units with future service requirements are recorded as compensation expense and generally is amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The Company records dividend equivalents in stockholders’ equity on outstanding restricted stock units that are expected to vest. The Company adopted FASB Statement 123(R) as of January 1, 2005, and it did not have a material effect on the Company's accounting for awards of restricted stock units in its financial statements.

Earnings per Share

The Company calculates earnings per share (‘‘EPS’’) in accordance with FASB Statement No. 128, ‘‘Earnings per Share.’’ Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. For assets acquired on or after January 1, 2005, depreciation is computed by the straight-line method over the life of the assets. For assets acquired prior to January 1, 2005, depreciation is computed principally by an accelerated method over the life of the assets. Amortization of leasehold improvements is computed by the straight-line method over the lesser of the life of the asset or the term of the lease. The change in depreciation method in 2005 does not have a material impact on the Company’s results of operations.

Provision for Taxes

After the Reorganization, the Company accounts for taxes in accordance with FASB No. 109, ‘‘Accounting for Income Taxes’’, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company’s deferred tax assets and liabilities are presented as a component of other assets and taxes payable, respectively, on the consolidated statements of financial condition.

Prior to the Reorganization, the Company was primarily subject to local unincorporated business tax on business conducted in New York City, and income tax on current income realized by certain foreign subsidiaries. After the Reorganization, the Company is subject to U.S. federal, foreign, state and local taxes as a C corporation at the applicable tax rates.

Foreign Currency Translation

Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statement of changes in members’ equity and stockholders’ equity.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At December 31, 2005 and 2004, the carrying value of the Company’s financial instruments approximated fair value.

Securities

Securities represents auction rate securities held by the Company which are treated as available for sale securities under FASB Statement No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets. The Company has a highly diversified portfolio of AAA rated variable rate securities which generally provide liquidity at par every seven, twenty-eight or thirty-five days. At December 31, 2005, the Company did not hold any municipal auction rate securities. At December 31, 2004, the carrying value approximated fair value and the coupon rates ranged from 1.72% to 1.96%.

Accounting Developments

In June 2005, the EITF reached consensus on Issue No. 04-5, ‘‘Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,’’ which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. The Company, as the general partner of merchant banking partnerships, is required to adopt the provisions of EITF 04-5(i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2007 for partnerships formed on or before June 29, 2005 that have not been modified. The Company provides the unaffiliated limited partners in these funds with simple majority rights to remove the general partner or rights to terminate the partnerships and, therefore, does not expect that EITF 04-5 will have a material effect on the firm's financial condition, results of operations or cash flows.

Note 3 – Investments

Affiliated Merchant Banking Investments

The Company invests in merchant banking funds for which it also acts as the general partner. In addition to recording its direct investments in the funds, the Company consolidates each general partner in which it has a majority of the economic interest.

The Company recognizes revenue on investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the fund for one year to the estimated fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments and consequently also that portion of the revenues attributable to the Company’s merchant banking investments

The Company’s management fee income consists of fees paid by its merchant banking funds and other transaction fees paid by the portfolio companies. Management fees were derived from GCP I during the years ended December 31, 2005, 2004 and 2003 and from GCP II during the year ended December 31, 2005.

Investment gains from the merchant banking activities are comprised of investment income, realized and unrealized gains from the Company’s investment in GCP, and the consolidated earnings of the general partner in which it has a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings of the general partner which are held by employees and former employees of the Company is recorded as minority interest.

The Company makes investment decisions for GCP and is entitled to receive from the general partners an override of the profits realized from the funds. The Company includes in consolidated merchant banking revenue all realized and unrealized profit overrides it earns from GCP. This includes profit overrides of the managing general partner of GCP I with respect to all investments it made after January 1, 2004 and the profit overrides of the general partner of GCP II for all investments. From an economic perspective, profit overrides in respect of the investments made after January 1, 2004 are allocated 50% to the Company and 50% to employees of the Company. In addition, the Company also includes in merchant banking revenue its portion and certain employees’ portion of the profit overrides of GCP I with respect to investments made prior to January 1, 2004. The economic share of the profit overrides allocated to the employees of the Company is recorded as compensation expense.

The Company’s merchant banking revenue, by source, are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Management fees	$11,393	$4,521	$4,950
Net realized and unrealized gains (losses) on investments	32,043	11,305	(1)
Merchant banking profit overrides	32,300	4,100	—
Other unrealized investment income	478	263	—
Merchant banking revenue	$76,214	$20,189	$4,949

The carrying value of the Company’s investments are as follows:

	As of December 31,
	2005	2004
	(in thousands)
Investment in GCP I	$85,293	$25,039
Investment in GCP II	17,272	—
Other investments	1,570	843
Investments	$104,135	$25,882

At December 31, 2005 and 2004, included in investment in GCP I is $2.9 million and $0.5 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At December 31, 2005, included in investment in GCP II is $0.3 million related to the interests in the general partner of GCP II held directly by various employees of the Company. At December 31, 2005 and 2004, approximately $17.7 million and $2.5 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of GCP. This amount may increase or decrease depending on the change in the fair value of the GCP funds portfolio and is payable, subject to claw back, at the time the funds realize cash proceeds.

At December 31, 2005, the Company had unfunded commitments to GCP I of $6.0 million (excluding $1.4 million repaid to the Company related to interim financings and expenses which may be recalled). The remaining commitments to GCP I will be funded as required through March 2007 for follow-on investments. At December 31, 2005, the Company had unfunded commitments to GCP II of $72.6 million which may be funded through March 2010.

In 2005, a consolidated subsidiary of GCP I borrowed $70 million from a financial institution pursuant to a credit agreement secured by certain of the shares of common stock in a portfolio company owned by it and backed, under limited circumstances, by a recourse agreement issued by GCPLLC.

Other Investments

In June 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC (‘‘Barrow Street III’’), of which $4.8 million remains unfunded at December 31, 2005. The remaining commitment to Barrow Street III will be funded as required through April 2009. Included above in other investments at December 31, 2005, is $0.2 million related to the investment in Barrow Street III.

In April 2004, the Company sold its interest in Barrow Street Capital LLC (‘‘Barrow Street’’) , a real estate investment management company (see Note 4), to the controlling parties of Barrow Street for the carrying value of $0.4 million. Prior to April 2004, the Company had a 50% member interest in Barrow Street. Barrow Street was formed to act as the managing member, investment advisor and general partner in various real estate ventures. The Company did not have control of Barrow Street, as the Company did not have a majority voting or economic interest. The Company had veto rights over most significant management and investment decisions with respect to Barrow Street, although the Company could not force a management change. In March 2004, the Company received a distribution of $0.2 million from Barrow Street. For the year ended December 31, 2003, merchant banking revenue included gains related to the Company’s investment in Barrow Street of $0.4 million.

There were no merchant banking revenues from Barrow Street or Barrow Street III for the years ended December 31, 2005 and 2004.

In 2004, GCP LLC was granted stock options as a transaction fee from a GCP I portfolio company. The options were exercised for common stock, and the fair value of the common stock of $1.3 million and $0.8 million is included in other investments above at December 31, 2005 and 2004, respectively.

Note 4 – Related Parties

At December 31, 2005 and 2004, the Company had receivables of $0.3 million and $0.1 million, respectively, due from GCP relating to expense reimbursements, which are included in due from affiliates.

Barrow Street subleases office space from the Company and reimburses the Company for the use of other facilities and participation in the Company’s health care plans. Included in expenses for the years ended December 31, 2005, 2004 and 2003, are reimbursements of $0.4 million, $0.3 million and $0.3 million, respectively, by Barrow Street.

In addition, during 2005, 2004 and 2003, the Company paid $19,955, $30,994 and $10,176, respectively, for the use of an aircraft owned by an executive of the Company. Included in occupancy and equipment rental expense for the years ended December 31, 2005, 2004 and 2003 are rent reimbursements $46,800, $46,800 and $23,400, respectively, for airplane and office space sublet by a firm owned by an executive of the Company.

In 2005, the Company accelerated the vesting of the restricted stock units granted to the controlling parties of Barrow Street, and settled these restricted stock units for cash of $2.0 million. Included in compensation and benefits for the years ended December 31, 2005 and 2004, is $1.4 million and $0.6 million, respectively, related to the vesting of restricted stock units granted to the controlling parties of Barrow Street as part of the Company’s initial public offering.

Due to affiliates at December 31, 2005 and 2004 represents undistributed earnings to the U.K. members of GCI from the period prior to the Reorganization. The balance due to the U.K. members at the Reorganization Date of $1.4 million was recorded in minority interest as a distribution. Included in accounts payable and accrued expenses at December 31, 2005 and 2004, respectively, is $0.1 million and $41,867 in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 5 – Property and Equipment

Property and Equipment consist of the following:

	As of December 31,
	2005	2004
	(in thousands)
Aircraft	$16,440	$16,328
Equipment	5,856	5,048
Furniture and fixtures	3,301	3,054
Leasehold improvements	10,598	10,042
	36,195	34,472
Less accumulated depreciation and amortization	(27,556)	(25,181)
	$8,639	$9,291

Note 6 – Revolving Bank Loan Facility

On January 31, 2006, the Company obtained from a U.S. commercial bank an unsecured $20.0 million revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on one month LIBOR plus 1.875% and interest is payable monthly. The revolving bank loan facility matures on August 1, 2007, but may be extended by a written agreement of lender and borrower. In addition, at lease once during the period from January 31, 2006 through August 1, 2007, the Company must repay all loans borrowed under the facility, and it may not borrow again under the facility for a 30-day period following repayment, or demonstrate sufficient liquidity to accomplish the out of debt requirement without the necessity of repaying the outstanding borrowing.

In 2005 the availability of an unsecured $16.0 million revolving loan facility expired. That facility, which was obtained in December 2003, was available to provide for working capital needs and other general corporate purposes and was utilized in 2004. Amounts borrowed under that facility were repaid in May 2004 with a portion of the proceeds from the Company’s initial public offering. There were no borrowings outstanding at December 31, 2004. For the year ended December 31, 2004, there was $0.2 million of interest expense on the borrowings. At December 31, 2004 a loan fee for the revolving bank loan facility of $26,667 is included in other assets. The loan fee was amortized ratably over the life of the facility.

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

Dividends declared per common share were $0.44 in 2005 and $0.16 in 2004. Dividend equivalents of $0.4 million and $0.1 million were recorded in 2005 and 2004, respectively, on the restricted stock units that are expected to vest. Additionally, in January 2006, the Board of Directors of the Company declared a quarterly dividend of $0.16 per share. The dividend will be payable on March 15, 2006 to the common stockholders of record on February 22, 2006.

During 2005, the Company repurchased 606,472 shares of its common stock in open market purchases at an average price of $45.05 per share. In August 2005, the Company purchased 800,000 shares at a price of $26.22 per share from a former employee pursuant to a previously announced agreement. In addition, in December 2005, the Company agreed to repurchase 195,222 shares at a price of $46.80 per share from another former employee, which is included in accounts payable and accrued expenses at December 31, 2005. That purchase was completed in early 2006. The Company also agreed to purchase an additional 48,806 shares of common stock from the same former employee at a discount from the market price. The transaction was completed in February 2006 at a price per share of $48.75. Additionally, the Company is deemed to have repurchased 39,456 shares of its common stock at $35.78 per share in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. In January 2006, the Board of Directors of the Company authorized the repurchase of an additional $40.0 million of common stock in open market transactions.

During 2004, the Company repurchased 9,346 shares of its common stock at an average price of $22.68.

Prior to the Reorganization Date, the members of Holdings were not employees of the Company. Holdings, prior to the Reorganization Date, distributed current profits, net of amounts retained for working capital, investments and other corporate purposes, to its members on a regular basis. Since the Reorganization, amounts paid to the former members of Holdings and the U.K. managing directors are recorded as compensation expense.

Note 8 – Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2005	2004
	(in thousands, except per share amounts
Numerator for basic and diluted EPS – net income available to common stockholders	$55,532	$38,316
Denominator for basic EPS – weighted average number of common shares	30,632	28,780
Effect of dilutive securities
Restricted stock units	40	9
Denominator for diluted EPS – weighted average number of common shares and dilutive potential common shares	$30,672	$28,789
Earnings per share:
Basic	$1.81	$1.33
Diluted	$1.81	$1.33

Prior to the Reorganization, the Company was a limited liability company. As a limited liability company it did not have stockholders, and accordingly, no earnings per share information can be provided.

Note 9 – Retirement Plan

In the U.S., the Company sponsors a qualified defined contribution plan (the ‘‘Retirement Plan’’) covering all eligible employees of G&Co and GCP. Employees must be 21 years old to be eligible to participate. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions up to $1,000 per employee. The Company incurred costs of $0.5 million, $0.4 million and $0.3 million for contributions to the Retirement Plan for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, compensation payable included $0.4 million and $0.4 million, respectively, related to contributions due to the Retirement Plan.

GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. GCI incurred costs of approximately $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 10 – Restricted Stock Units

The Company has adopted an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan generally vest ratably over a period of five years beginning on the first anniversary of the grant date or in full on the fifth anniversary of the grant date. To the extent the restricted stock units are outstanding at the time a dividend is paid on the common stock, a dividend equivalent amount is accrued and periodically paid to the holders of the restricted stock units.

In 2004, the Company issued restricted stock units to employees under the equity incentive plan, primarily in connection with its annual bonus awards, compensation agreements for new hires and at the time of its initial public offering. Of the total restricted stock units outstanding as of

December 31, 2005 and 2004, respectively, 1,022,010 and 651,188 units were unvested and require future service as a condition for the delivery of the underlying shares of common stock, and 1,699 and 7,639 units, respectively, were vested and do not require future service. In 2005 and 2004, the Company recognized compensation expense, net of forfeitures, of $9.3 million and $3.6 million, respectively, related to the restricted stock units, including $1.4 million and $0.6 million, respectively, related to the vesting of restricted stock units granted to the controlling parties of Barrow Street as part of the Company’s initial public offering.

At December 31, 2005 and 2004, respectively, accounts payable and accrued expenses included $0.0 million and $0.1 million for unpaid dividend equivalents on the restricted stock units.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2005	2004
Outstanding, January 1,	658,827	—
Granted(1)	647,343	722,876
Delivered	(125,367)	—
Settled for cash	(64,240)	—
Forfeited	(92,854)	(64,049)
Outstanding, December 31,	1,023,709	658,827

(1)	Excludes 427,873 restricted stock units granted to employees subsequent to December 31, 2005 as part of year-end compensation.

Note 11 – Commitments and Contingencies

The Company has entered into certain leases for office space under non-cancelable operating lease agreements that expire on various dates through 2013. The Company has also entered into various operating leases, which are used to obtain office equipment. Under an operating lease for office space, a third party owes the Company a portion of the monthly lease payment. Over the remaining life of this lease, the third party owes the Company approximately $1.5 million. This receivable is secured with a letter of credit issued on behalf of the third party in the amount of $1 million.

As of December 31, 2005, the approximate aggregate minimum future rental payments required were as follows:

2006	$6,013,000
2007	5,782,000
2008	5,600,000
2009	5,476,000
2010	3,336,000
Thereafter	1,788,000
Total	$27,995,000

Net rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $5.0 million, $4.4 million and $3.4 million, respectively.

Diversified U.S. financial institutions issued three unsecured letters of credit on behalf of the Company in the amounts totaling of $4.2 million and $3.7 million at December 31, 2005 and 2004, respectively, for the benefit of a lessor. At December 31, 2005 and 2004, no amounts had been drawn under any of the letters of credit.

At December 31, 2005, the Company had unfunded commitments to future investments in GCP and other merchant banking activities of $83.4 million. Of the remaining unfunded commitments,

$6.0 million (excluding $1.4 million repaid to the Company related to interim financings and expenses which may be recalled) will be funded as required through March 2007 and $77.4 million will be funded as required through March 2010.

In February 2003, the Company was retained to perform services on behalf of Loral Space & Communications, Inc. (‘‘Loral’’). Loral subsequently sought protection under Chapter 11 of the U.S. Bankruptcy Code (‘‘Chapter 11’’). The fees paid by Loral to Greenhill were approved periodically, on an interim basis, by the court in which Loral's Chapter 11 cases were pending. Loral's plan of reorganization was confirmed in late 2005. In early 2006, representatives of certain Loral securityholders objected to Greenhill's fees. These objections are currently pending in the Bankruptcy Court for the Southern District of New York; Greenhill intends to contest them vigorously. However, if the objections are sustained by the bankruptcy court, Greenhill may be required to repay a portion of its fees. The Company does not believe for the Loral matter will have a material adverse effect on its results of operations.

In the normal course of its business, the Company indemnifies and guarantees certain managing directors, directors, officers and certain other person against specified potential losses in connection with the time they were members or partners of Greenhill & Co. Holdings, LLC or its affiliates. The Company is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the Company will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition.

Note 12 – Income Taxes

As a C corporation, the Company is subject to federal, foreign, state and local corporate income taxes. Prior to the Reorganization, the Company operated as a limited liability company, taxable as a partnership and was not subject to U.S. federal or state income taxes, and GCI, as a limited liability partnership, was generally not subject to U.K. income taxes. However, the Company was subject to local taxes on its U.S. earnings. In addition, certain non-U.S. subsidiaries of the Company were subject to income taxes in their local jurisdictions.

The components of the provision for income taxes reflected on the consolidated statements of earnings are set forth below:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current taxes:
U.S. federal	6,189	5,942	—
State and local	1,920	4,817	1,445
Non-U.S.	12,437	6,029	1,592
Total current tax expense	20,546	16,788	3,037
Deferred taxes:
U.S. federal	12,112	3,142	—
State and local	105	(569)	—
Non-U.S.	(127)	(656)	—
Total deferred tax expense	12,090	1,917	—
Total tax expense	$32,636	$18,705	$3,037

In general, the Company plans to reinvest 50% of the earnings of foreign affiliates in those operations and, accordingly, U.S. taxes are only provided on the amounts of earnings in excess of planned investment. In accordance with the Company’s previously mentioned intention and a domestic investment plan pursuant to Section 965 of the Internal Revenue Code, the Company elected to repatriate $14.0 million of foreign earnings in 2005, which resulted in an increase in tax expense of $0.1 million.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities, which are included in other assets and taxes payable on the Consolidated Statements of Financial Condition, are set forth below:

	As of December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Compensation and benefits	$8,764	$1,690
Depreciation and amortization	879	515
Other financial accruals	841	—
Total deferred tax assets	10,484	2,205
Deferred tax liabilities:
Unrealized gain on investments	23,689	4,122
Total deferred tax liabilities	23,689	4,122
Net deferred tax liability	$13,205	$1,917

Based on the Company’s historical taxable income and its expectation for the future, management expects that the deferred tax asset will be realized as offsets to deferred tax liabilities and as offsets to the tax consequences of future taxable income.

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective income tax rate is set forth below:

	Year Ended December 31,
	2005	2004	2003
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax	1.5	4.5	1.8
Rate before one-time events	36.5	39.5	36.8
Rate benefit for period as a limited liability company	—	(9.1)	(32.5)
Foreign taxes	0.4	2.4	2.0
Recognition of deferred tax liability upon the change in tax status	—	0.5	—
Other	0.1	(0.5)	—
Effective income tax rate	37.0%	32.8%	6.3%

The Company’s 2004 effective tax rate includes a rate benefit attributable to the fact that the Company generally was not subject to corporate taxes on its earnings prior to the Reorganization. For the year ended December 31, 2003, the Company’s provision for taxes related to local income taxes.

Note 13 – Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15of aggregate indebtedness, as defined in the Rule. As of December 31, 2005 and 2004, G&Co’s net capital was $3.5 million and $20.1 million, respectively, which exceeded its requirement by $1.6 million and $18.6 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 7.94 to 1 and 1.13 to 1 at December 31, 2005 and 2004,

respectively. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI is subject to capital requirements of the FSA. As of December 31, 2005 and 2004, GCI was in compliance with its local capital adequacy requirements.

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

The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented approximately 64%, 86% and 96%, of the Company’s total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company had separate financial advisory clients in 2004 and 2003 which comprised 10% and 17% of total revenues, respectively. No financial advisory clients exceeded 10% of total revenues in 2005. The Company’s revenues attributable to these clients related to an engagement similar in nature to all of the Company’s other advisory engagements. In addition, the Company had one investment in merchant banking that contributed more than 10% to total revenues in 2005 and none in 2004 and 2003.

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

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The Company’s investment banking activities are conducted out of its offices in New York, London, Frankfurt and Dallas. For reporting purposes, the geographic regions are the locations in which the Company retains its employees, the United States and Europe.

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Total revenues
United States	$142,478	$95,332	$76,484
Europe	78,674	56,521	50,195
Total	$221,152	$151,853	$126,679
Income before minority interest and tax
United States	$55,967	$38,894	$43,054
Europe	34,033	24,614	37,607
Total	$90,000	$63,508	$80,661
Total assets
United States	$175,006	$134,025	$33,892
Europe	59,935	42,991	26,746
Total	$234,941	$177,016	$60,638

Note 15 – Subsequent Events

In February 2006, Noble Energy Production Inc. entered into an agreement to purchase United States Exploration, Inc. (‘‘UXP’’) (in which GCP I invested in 2004) for $411 million in cash (subject to certain adjustments and deductions).  Closing of the transaction, which is planned to occur before March 31, 2006, is contingent on the completion of certain events and the satisfaction of other contractual conditions. GCP I currently holds a significant interest in UXP.  If the transaction closes as planned, the Company would recognize in the first quarter of 2006 profit overrides on the realized gain recognized by GCP I as well as investment gains from its allocable share of its investment in GCP I.

Note 16 – Pro Forma Financial Information (unaudited)

The following are condensed pro forma consolidated statements of income for the years ended December 31, 2005, 2004 and 2003:

		2005	2004	2003
	(a)	actual	pro forma	pro forma
		(in thousands)
Total revenues		$221,152	$151,853	$126,679
Compensation and benefits	(b)	102,441	67,680	57,006
Other expenses		28,711	26,898	18,924
Total expenses		131,152	94,578	75,930
Income before tax and minority interest		90,000	57,275	50,749
Minority interest in net income of affiliates	(c)	1,832	—	—
Income before tax		88,168	57,275	50,749
Tax expense	(d)	32,636	22,948	21,314
Net income		$55,532	$34,327	$29,435
Average common shares outstanding:	(e)
Basic		30,632	28,780	25,000
Diluted		30,672	28,789	25,000
Earnings per share:
Basic		$1.81	$1.19	$1.18
Diluted		$1.81	$1.19	$1.18

(a)	Prior to the initial public offering the Company was a limited liability company and its historical earnings did not fully reflect the compensation expense the Company pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the Company’s earnings attributable to its European operations was recorded as minority interest. The Company believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest of its European operations, more accurately depict its results as a public company. During the year ended December 31, 2005, the Company operated as a public company for the entire year, and the amounts presented above reflect actual results of operations for that year. The amounts for the year ended December 31, 2004 include the pro forma results of operations as if the Company operated as a public company during the period January 1, 2004 to the date of its public offering combined with the actual results of operations for the period after the public offering. The amounts for the year ended December 31, 2003 reflect pro forma results of operations as if the initial public offering had occurred as of January 1 of that year.

(b)	Because the Company had been a limited liability company prior to the initial public offering, payments for services rendered by its managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the Company includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the Company’s conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the Company’s initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the Company’s policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the Company retains the ability to change this policy in the future). Adjustments to increase compensation expense for the year ended December 31, 2004 and 2003 of $6.2 million and $29.9 million, respectively, have been made to record total compensation and benefits expense at 45% of total revenues, consistent with the percentage of compensation paid in 2004 for the period after the initial public offering.

(c)	For the year ended December 31, 2004 and 2003, historical income before tax has been increased by $6.5 million and $32.2 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in GCI.

(d)	As a limited liability company, the Company was generally not subject to income taxes except in foreign and local jurisdictions. The pro forma provision for income taxes for the year ended December 31, 2004 includes an adjustment of $4.2 million for assumed federal, foreign, state and local income taxes as if the Company were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering. For the year ended December 31, 2003, and adjustment of $18.3 million was made to adjust the Company’s effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if it were a corporation on January 1, 2003.

(e)	For 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the Company in conjunction with the initial public offering as if it occurred on January 1, 2004, (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering and (iii) the 9,346 shares of treasury stock purchased by the Company. For 2003 the pro forma number of common shares outstanding gives effect to the shares issued in connection with the reorganization of the Company as if it occurred on January 1 of that year.

Supplemental Financial Information

Quarterly Results (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2005 and 2004. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in millions, expect per share data)
Total revenues	$43.9	$29.5	$66.0	$81.7
Operating expenses	26.6	19.5	37.5	47.5
Income before tax and minority interest	17.3	10.0	28.5	34.2
Minority interest in net income of affiliates	0.1	0.1	0.7	0.9
Provision for taxes	6.4	3.6	10.0	12.6
Net income	$10.8	$6.3	$17.8	$20.7
Earnings per share
Basic	$0.35	$0.20	$0.58	$0.69
Diluted	0.35	0.20	0.58	0.69
Dividends declared per common share	$0.10	$0.10	$0.12	$0.12

	Three Months Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in millions, expect per share data)
Total revenues	$29.6	$34.8	$36.5	$50.9
Operating expenses	14.2	19.3	23.2	31.6
Income before tax and minority interest	15.4	15.5	13.3	19.3
Minority interest in net income of affiliates	4.4	2.1	—	—
Provision for taxes	0.5	5.6	5.1	7.5
Net income	$10.5	$7.8	$8.2	$11.8
Earnings per share
Basic	$0.42	$0.27	$0.27	$0.38
Diluted	0.42	0.27	0.27	0.38
Dividends declared per common share	$—	$—	$0.08	$0.08

2.    Financial Statement Schedules

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Report of Independent Registered Public Accounting Firm	S-4
Combined Statements of Assets, Liabilities and Partners’ Capital	S-5
Combined Statements of Operations	S-6
Combined Statements of Changes in Partners’ Capital	S-7
Combined Statements of Cash Flows	S-8
Combined Schedules of Investments	S-9
Notes to Combined Financial Statements	S-12

3.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of Underwriting Agreement.
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on to Form S 1/A (No. 333-113526) filed on May 5, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on May 5, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on to Form S-1/A (No. 333113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on to Form S-1/A (No. 333113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).

Exhibit Number	Description
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation(incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30,2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

Exhibit Number	Description
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)
10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)
10.30*	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited
10.31*	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc.
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2006

GREENHILL & CO., INC.
By:	/s/ ROBERT F. GREENHILL
Robert F. Greenhill
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT F. GREENHILL	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2006

Robert F. Greenhill

/s/ JOHN D. LIU	Chief Financial Officer (Principal Financial Officer)	March 1, 2006

John D. Liu

/s/ HAROLD J. RODRIGUEZ, JR.	Managing Director – Finance, Regulation & Operations (Principal Accounting Officer)	March 1, 2006

Harold J. Rodriguez, Jr.

/s/ SCOTT L. BOK	Director	March 1, 2006

Scott L. Bok

/s/ SIMON A. BORROWS	Director	March 1, 2006

Simon A. Borrows

/s/ JOHN C. DANFORTH	Director	March 1, 2006

John C. Danforth

/s/ STEVEN F. GOLDSTONE	Director	March 1, 2006

Steven F. Goldstone

/s/ STEPHEN L. KEY	Director	March 1, 2006

Stephen L. Key

/s/ ISABEL V. SAWHILL	Director	March 1, 2006

Isabel V. Sawhill

Item 15C.    Financial Statement Schedules

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund I:

We have audited the accompanying combined statements of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund I (comprised of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.) (the ‘‘Partnerships’’), including the combined schedules of investments, as of December 31, 2005 and 2004, and the related combined statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2005. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnerships’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund I at December 31, 2005 and 2004, and the results of its operations, changes in its partners’ capital and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York
February 10, 2006

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Assets, Liabilities and Partners’ Capital

As of December 31,

	2005	2004
Assets
Investments, at estimated fair value as determined by the General Partner (cost of $197,834,023 in 2005 and $182,545,502 in 2004, respectively)	$860,973,628	$552,947,539
Cash and cash equivalents	41,023,626	2,700,701
Restricted cash	4,692,320	—
Dividend receivable	350,201	1,607
Other assets	4,135,279	431,785
Total assets	$911,175,054	$556,081,632
Liabilities and Partners’ Capital
Note payable	$70,000,000	$—
Revolving loan	—	12,600,000
Due to affiliates	155,841	237,153
Accrued expenses and other liabilities	2,079,642	170,211
Total liabilities	72,235,483	13,007,364
Partners’ capital:
Limited partners	723,411,868	481,771,103
General partners	115,527,703	61,303,165
Total partners’ capital	838,939,571	543,074,268
Total liabilities and partners’ capital	$911,175,054	$556,081,632

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Operations

Years Ended December 31,

	2005	2004	2003
Investment Income
Dividend income	$32,390,910	$5,634,437	$250,164
Interest income	847,834	301,412	586,559
	33,238,744	5,935,849	836,723
Expenses
Management fee	2,339,258	3,709,209	4,472,695
Interest expense	5,013,557	16,053	—
Other expenses	1,628,789	1,212,227	304,273
	8,981,604	4,937,489	4,776,968
Net investment income	24,257,140	998,360	(3,940,245)
Net Realized and Unrealized Gain on Investments
Net realized gains on investments	160,856,440	9,486,347	(11,763,278)
Net change in unrealized gains on investments	296,243,104	368,329,873	16,855,634
	457,099,544	377,816,220	5,092,356
Net income	$481,356,684	$378,814,580	$1,152,111

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Changes in Partners’ Capital

Years Ended December 31,

	Limited Partners	General Partners	Total
Partners’ capital, January 1, 2003	$136,445,540	$1,506,595	$137,952,135
Contributed capital	100,639,467	1,034,880	101,674,347
Distributions	(19,018,126)	(195,471)	(19,213,597)
Net income	1,091,374	60,737	1,152,111
Partners’ capital, December 31, 2003	219,158,255	2,406,741	221,564,996
Contributed capital	51,455,545	530,391	51,985,936
Distributions	(108,179,153)	(1,112,091)	(109,291,244)
Net income	319,336,456	59,478,124	378,814,580
Partners’ capital, December 31, 2004	481,771,103	61,303,165	543,074,268
Contributed capital	84,334,964	869,655	85,204,619
Distributions	(243,742,906)	(26,953,094)	(270,696,000)
Net income	401,048,707	80,307,977	481,356,684
Partners’ capital, December 31, 2005	$723,411,868	$115,527,703	$838,939,571

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Cash Flows

Years Ended December 31,

	2005	2004	2003
Operating activities:
Net income	$481,356,684	$378,814,580	$1,152,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized gain on investments	(457,099,544)	(377,816,220)	(5,092,356)
Changes in operating assets and liabilities:
Purchase of investments	(67,817,827)	(64,763,919)	(77,342,029)
Proceeds from sale of investments	175,811,852	5,062,846	4,484,804
Distributions from investments	37,573,989	73,940,973	9,100,717
Dividend receivable	(348,594)	1,607	63,206
Other assets	(198,053)	2,494,128	(2,819,020)
Accrued expenses and other liabilities	1,909,431	166,183	(78,307)
Due to affiliates	(81,312)	153,521	(118,093)
Net cash provided by (used in) operating activities	171,106,626	18,053,699	(70,648,967)
Financing activities:
Proceeds from note payable	70,000,000	—	—
Borrowings from revolving loan	27,752,208	12,600,000	—
Repayment of revolving loan	(40,352,208)	—	—
Contributions from partners	85,204,619	51,985,936	101,674,347
Distributions to partners	(270,696,000)	(109,291,244)	(19,213,597)
Net cash provided by (used in) financing activities	(128,091,381)	(44,705,308)	82,460,750
Net change in cash and cash equivalents	43,015,245	(26,651,609)	11,811,783
Cash and cash equivalents, beginning of year	2,700,701	29,352,310	17,540,527
Cash and cash equivalents, end of year(1)	$45,715,946	$2,700,701	$29,352,310
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,396,649	$—	$—

(1)	Includes restricted cash of $4,692,320.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2005			2004
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Energy
Energy Transfer Equity, L.P.
3.9% general partner interest	$—	$52,337,354		$—	$—
715,138 equity units	—	—		—	33,868,916
4.1% general partner interest	—	—		—	16,362,758
	—	52,337,354	6.2%	—	50,231,674	9.3%
Triana Energy Holdings, LLC
55,998 equity units – Class A	—	—	0.0%	8,064,818	25,363,800	4.7%
Everlast Energy, LLP
487,500 shares of common units	—	—	0.0%	—	21,690,663	4.0%
Hercules Offshore, Inc.(1)
5,505,419 shares of common stock	15,729,773	140,768,058		—	—
19,661 membership interest	—	—		19,661,000	19,661,000
	15,729,773	140,768,058	16.8%	19,661,000	19,661,000	3.6%
United States Exploration, Inc.
195,000 equity units – Class A	19,657,302	35,189,788	4.2%	19,657,302	19,657,302	3.6%
Exco Holdings, Inc.(2)
2,344,482 shares in 2005, 6,766,667 shares in 2004 of common stock	5,175,000	12,309,390		10,350,000	17,105,355
	5,175,000	12,309,390	1.5%	10,350,000	17,105,355	3.2%
MxEnergy, Inc.
11,097 shares of common stock	305,167	305,167		—	—
234,082 Series A convertible preferred stock	5,000,000	5,000,000		5,000,000	5,000,000
	5,305,167	5,305,167	0.6%	5,000,000	5,000,000	0.9%
LMP Exploration Holdings, L.P.
62.3% capital sharing percentage interest	16,830,081	16,830,081	2.0%	4,986,747	4,986,747	0.9%
LMP Exploration Holdings GP, LLC
63.0% capital sharing percentage interest	170,000	170,000	0.0%	50,371	50,371	0.0%
Peregrine Oil & Gas, LP
35.1% capital sharing percentage interest	6,774,300	6,774,300	0.8%	751,140	751,140	0.1%
Peregrine GP. LLC
35.8% capital sharing percentage interest	68,427	68,427	0.0%	7,587	7,587	0.0%
Double D Energy, Ltd.
22,881 shares of Class A preferred units	364,191	540,818	0.1%	523,341	523,341	0.1%
Total Energy	70,074,241	270,293,383	32.2%	69,052,306	165,028,980	30.4%

(1)	Publicly traded investments.

(2)	2004 share amounts reflect actual shares outstanding prior to conversion.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2005			2004
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Financial Services
Heartland Payment Systems, Inc.(1)
6,332,084 shares of common stock	18,958,521	109,928,739		—	—
4,911,280 shares of preferred stock	—	—		25,844,815	72,405,728
	18,958,521	109,928,739	13.1%	25,844,815	72,405,728	13.3%
Republic Insurance Group(1)(2)
39,252 shares of preferred stock	—	—		39,252,000	41,467,031
2,819,639 shares in 2005, 298,471 shares in 2004 of common stock	16,492,805	39,283,211		—	30,284,287
	16,492,805	39,283,211	4.7%	39,252,000	71,751,318	13.2%
Peach Holdings LLC
787,500 Series A convertible preferred units	14,023,793	18,112,500	2.1%	14,023,793	14,023,793	2.6%
Tammac Holdings Corporation
15,000,000 Series A shares	15,000,000	15,000,000		—	—
Bridge Loan (8% through March 31, 2006; 12% thereafter until maturity date of March 31, 2007)	4,285,714	4,285,714		—	—
	19,285,714	19,285,714	2.3%	—	—	0.0%
Total Financial Services	68,760,833	186,610,164	22.2%	79,120,608	158,180,839	29.1%
Telecommunications
Global Signal Inc.(1)(3)
Interest Rate Agreement(4)	180,000	337,960		—	—
9,598,664 shares in 2005, 8,422,194 in 2004 of common stock (including options to purchase 128,800 shares of common stock, exercisable through June 8, 2014 at $18.00 per share)	34,580,170	396,642,998		4,584,297	221,517,173
	34,760,170	396,980,958	47.3%	4,584,297	221,517,173	40.8%
Berliner Communications, Inc.
Promissory note, 0%, due September 30, 2006	362,976	362,976		658,639	658,639
7,566,312 shares of common stock (including warrants to purchase 400,000 shares of common stock, exercisable through December 8, 2008 at $0.10 per share)	7,350,337	—		7,350,337	—
	7,713,313	362,976	0.1%	8,008,976	658,639	0.1%

(1)	Publicly traded investments.

(2)	2004 share amounts reflect actual shares outstanding prior to conversion.

(3)	A majority of the Partnerships’ shares (8,422,194) are held in a segregated account, of which substantially all (8,383,234) are held as collateral for loan outstanding (See Note 7).

(4)	$70 million notional amount, maturity date August 31, 2006, for one month LIBOR capped at 4% (See Note 7).

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2005			2004
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Telecommunications cont.
eTel Group Limited
307,692 Euro Zero Coupon Unsecured Loan Note	929,300	—		929,300	—
3,726,988 shares of common stock	9,792,790	—		9,792,790	—
	10,722,090	—	0.0%	10,722,090	—	0.0%
Total Telecommunications	53,195,573	397,343,934	47.4%	23,315,363	222,175,812	40.9%
Business Services
MedAssets, Inc.
555,556 shares of preferred stock – Series D	5,000,004	5,000,004		5,000,004	5,000,004
214,004 shares of common stock	2,140	2,140		2,140	2,140
	5,002,144	5,002,144	0.6%	5,002,144	5,002,144	0.9%
Axiom Legal Systems, Inc.
1,644,099 shares in 2005, 2,083,333 shares in 2004 of preferred stock – Series A	801,232	1,724,003		1,015,288	507,644
2,898,550 shares of preferred stock – Series A Prime	—	—		2,021,040	1,010,520
	801,232	1,724,003	0.2%	3,036,328	1,518,164	0.3%
Perficient Inc.(1)
(formerly Meritage Technologies, Inc.)
197,525 shares of common stock	—	—	0.0%	3,018,753	1,041,600	0.2%
Total Business Services	5,803,376	6,726,147	0.8%	11,057,225	7,561,908	1.4%
Total Investments	$197,834,023	$860,973,628	102.6%	$182,545,502	$552,947,539	101.8%

(1)	Publicly traded investments.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Notes to the Combined Financial Statements

Note 1 – Organization and Basis of Presentation

Greenhill Capital Partners, L.P. (the ‘‘Delaware Fund’’) was formed as a Delaware limited partnership on May 2, 2000 and commenced operations on June 30, 2000. The primary business objective of the partnership is to achieve superior medium- to long-term capital growth principally through a diversified portfolio of private equity and equity related investments.

The combined financial statements include the accounts of the Delaware Fund, Greenhill Capital Partners (Cayman), L.P. (the ‘‘Off-Shore Fund’’), Greenhill Capital Partners (Executives), L.P. (the ‘‘Executive Fund), and Greenhill Capital, L.P. (the ‘‘Employee Fund’’). The Delaware Fund, the Off-Shore Fund, the Executive Fund and the Employee Fund are collectively referred to as ‘‘Greenhill Capital Partners Private Equity Fund I’’ or the ‘‘Partnerships’’ and have ownership interests representing 61.5%, 9.3%, 9.7% and 19.5% respectively, of the combined net assets shown on the combined financial statements at December 31, 2005. The combined financial statements also include the accounts of GCP SPV1, LLC a wholly owned and consolidated subsidiary of the Partnerships (See Note 7).

The managing general partner of the Partnerships is GCP Managing Partner, L.P. GCP Managing Partner, L.P. is responsible for managing the Partnerships’ investments, subject to the approval of GCP, L.P., the other general partner of the Partnerships, with respect to investments made prior to December 31, 2003. GCP Managing Partner, L.P. and GCP, L.P. are subject to removal by a simple majority of unaffiliated third-party investors of the Partnerships. GCP Managing Partner, L.P. and GCP, L.P. are collectively known as the ‘‘General Partner.’’

The Off-Shore Fund, the Executive Fund and the Employee Fund were organized as limited partnerships with substantially the same terms as the Delaware Fund and are also under the common management of the General Partner. The Partnerships will generally purchase an interest in each portfolio company on a pro rata basis and on equivalent economic terms.

The Partnerships will terminate on June 30, 2010, unless extended at the option of the General Partner for one year, and thereafter with Advisory Committee approval for an additional one-year period.

The combined financial statements are prepared in conformity with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Investments are stated at estimated fair value, and any unrealized appreciation or depreciation is included in combined statement of operations. Actual results could differ from those estimates.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds and liquid debt instruments such as commercial paper with maturities of three months or less from the date of purchase. Cash and cash equivalents are stated at cost, which approximates fair value. The Partnerships’ practice is to invest cash with financial institutions and lenders that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution or lender. All highly liquid investments with a maturity of less than ninety days at the time of purchase are considered to be cash equivalents.

Investment Income

Investment income is comprised of interest and dividend income. Interest income on cash and cash equivalents is recognized when earned. Interest income on debt securities of portfolio companies is recognized on the accrual basis, unless collectibility is uncertain. Dividends on publicly traded securities are recorded on the ex-dividend date. Distributions that represent returns of capital are recorded as a reduction of the cost of the security.

Income Taxes

Since the Partnerships are not subject to income taxes, there is no provision for income taxes in the combined financial statements. The partners include their allocable share of partnership income and loss in their respective tax returns.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the Partnerships for one year to the estimated fair value as determined by the General Partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data. Discounts are generally applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments. Unrealized appreciation or depreciation resulting from changes in fair value of investments is included in the combined statement of operations.

Use of Estimates

The combined financial statements include estimates and assumptions made by the General Partner that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 – Investments

Purchases

During 2005, the Partnerships made investments of $19.3 million in Tammac Holdings Corporation (‘‘Tammac’’), and follow-on investments of $30.0 million in Global Signal Inc. (‘‘GSL’’), $12.1 million in LMP Exploration Holdings, L.P. and LMP Exploration Holdings GP, LLC (collectively ‘‘LMP’’), $6.1 million in Peregrine Oil & Gas, LP and Peregrine Oil & Gas GP, LLC (collectively ‘‘Peregrine’’), and $0.3 million in MxEnergy, Inc.

During 2004, the Partnerships made investments of $19.7 million in United States Exploration, Inc. (‘‘UXP’’), $19.7 million in Hercules Offshore, LLC (‘‘Hercules’’), $14.0 million in Peach Holdings LLC (‘‘Peachtree’’), $5.0 million in MxEnergy, Inc., $5.0 million in LMP, $0.8 million in Peregrine, and follow-on investment of $0.6 million in Heartland Payment Systems, Inc. (‘‘Heartland’’).

During 2003, the Partnerships made investments of $47.5 million in Republic Insurance Group (‘‘Republic’’), $10.4 million in EXCO Holdings, Inc. (‘‘EXCO’’), $9.7 million in Everlast Energy, LLP (‘‘Everlast’’), $8.1 million in Triana Energy Holdings, LLC (‘‘Triana’’), follow-on investment of $1.2 million in Heartland and $0.4 million in Double D Energy, Ltd. (‘‘Double D’’).

Changes in Unrealized Investment Valuations

During 2005, the Partnerships recorded unrealized gains due to the change in the market value of securities of $145.2 million in GSL, $125.0 million in Hercules, and $44.4 million in Heartland. The Partnerships recorded unrealized gains due to a change in the carrying value of the investment of $15.5 million in UXP, $4.0 million in Peachtree, $2.1 million in Energy Transfer Equity, L.P. (‘‘ETE’’) and $1.0 million in Axiom Legal Systems, Inc. (‘‘Axiom’’). The Partnerships also reversed previously recognized net unrealized gains from various investments of $41.0 million.

During 2004, the Partnerships recorded unrealized gains due to a change in the carrying value of the investment of $216.9 million in GSL, $32.7 million in Heartland, $32.5 million in Republic, $27.2 million in ETE, $21.7 million in Everlast, $17.3 million in Triana, and $6.8 million in EXCO. The Partnerships also reversed previously recognized unrealized losses from various investments of $13.2 million.

During 2003, the Partnerships recorded unrealized gains due to a change in the carrying value of the investment of $23.0 million in ETC and $13.8 million in Heartland. The Partnerships recorded unrealized losses of $12.0 million in Perficient, $10.7 million in eTel Group Limited (‘‘eTel’’) and $7.3 million in Berliner Communications, Inc. (‘‘Berliner’’). The Partnerships also reversed previously recognized net unrealized losses from various investments of $10.0 million.

Sale Proceeds, Realizations and other Distributions

During 2005, the Partnerships received proceeds from the sale of various investments of $37.5 million in Triana ($29.5 million recorded as realized gain and $8.0 million recorded as a return of capital), $27.4 million in Everlast (recorded as realized gain), and $1.4 million in Perficient Inc. (‘‘Perficient’’) ($1.4 million recorded as a return of capital and $1.6 million recorded as realized loss). In addition, Everlast and Triana retained the estimated value of amounts held in escrow of $2.1 million and $1.4 million, respectively, in cash proceeds to cover expenses and unforeseen liabilities, which the Partnerships anticipate recovering once the escrow periods terminate in June 2006. These escrow receivables are reflected in other assets as of December 31, 2005.

During 2005, the Partnerships received proceeds from the partial sale of various investments of $38.5 million in Heartland ($31.6 million recorded as realized gain and $6.9 million recorded as a return of capital), $25.6 million in Hercules ($21.7 million recorded as realized gain and $3.9 million recorded as return of capital), $25.4 million in Republic ($2.6 million recorded as dividend income and $22.8 million recorded as return of capital), $17.6 million in EXCO ($12.4 million recorded as realized gain and $5.2 million recorded as return of capital), and $5.0 million in Axiom ($2.8 million recorded as realized gain and $2.2 recorded as a return of capital).

During 2005, the Partnerships received distributions from investments of $28.4 million from ETE ($25.9 million recorded as realized gain and $2.5 million recorded as dividend income), $15.8 million from GSL (recorded as dividend income), $11.1 million from a recapitalization of Triana (recorded as realized gain), $8.1 million from Republic ($8.1 million recorded as dividend income), $2.5 million from Peachtree (recorded as dividend income), $0.9 million from ETE (recorded as dividend income), $0.3 million from Berliner (recorded as return on capital), $0.2 million from Double D (recorded as return of capital) and $0.2 million from Tammac (recorded as interest income).

During 2004, the Partnerships received distributions from investments of $40.3 million from GSL ($3.9 million recorded as dividend income and $36.4 million recorded as return of capital), $20.0 million from Everlast ($10.2 million recorded as realized gain and $9.8 million recorded as return of capital), $16.7 million from ETE ($5.0 million recorded as realized gain, $1.7 million recorded as dividend income and $10.0 million recorded as return of capital), $3.3 million from Heartland ($2.4 million recorded as realized gain and $0.9 million recorded as return of capital), $0.2 million from Berliner, $4.1 million from the sale of Perficient ($4.9 million recorded as realized loss), and $100 from the sale of Shelflink.com, Inc. (‘‘Shelflink’’) ($3.2 million recorded as a realized loss).

During 2003, the Partnerships received proceeds from the partial sale of various investments of $4.2 million in GSL ($0.8 million recorded as realized gain and $3.4 million recorded as return of capital), $0.9 million in Berliner (recorded as realized loss), $0.3 million in Nervewire ($2.9 million recorded as realized loss), $349 from the sale of Cigna CDO ($8.8 million recorded as realized loss) and a distribution of $8.2 million from Republic (recorded as return of capital).

Note 4 – Allocation of Profit and Loss

Each item of income, gain, loss deduction or expenses included in the determination of net income or loss is allocated among each of the partners in a manner consistent with the corresponding method of distribution for each partner.

Note 5 – Distributions

Distributions will be made to each partner in accordance with their respective partnership agreement. In general, a limited partner’s share of current income from dividends and interest (net of expenses) and net proceeds attributable to the disposition of investments by the partnership will be distributed first, 100% to such limited partner until such limited partner has received on a cumulative basis distributions equal to his share of the sum of (i) invested capital in the investment giving rise to the distribution; (ii) aggregate invested capital in all previously realized investments; (iii) aggregate write-downs, if any, for unrealized investments, (iv) management fees and partnership expenses paid prior to such distributions that are allocable to all realized investments in which such limited partner participated, and (v) a priority return of 8% on each of the foregoing compounded annually for the period of the investment. Remaining current income and net proceeds will then be distributed 100% to the General Partner until the General Partner has received as a ‘‘catch up’’ adjustment an amount equal to 20% of the amount distributed to such limited partner as a priority return referred to above and 20% of the amount distributed per this provision. Thereafter, current income and net proceeds will be distributed 80% to such limited partners and 20% to the General Partner (‘‘profit override’’ also referred to as carried interest).

Since inception the Partnerships’ allocation of profit override to the General Partner representing both its unrealized and realized profit override was approximately $131.0 million as of December 31, 2005 and was approximately $55.6 million as of December 31, 2004. As of December 31, 2005, the General Partner has realized $24.3 million in distributions of its allocated profit override. Future losses in the value of the Partnerships’ investments may require a reduction in the allocation of profit override to the General Partner and upon liquidation of the Partnerships, the General Partner would be obligated to contribute to the Partnerships’ the amount, if any, by which cumulative profit override distributions received exceed its cumulative allocable profit override.

Cash distributions of net proceeds from dispositions of investments will be made as soon as practicable after their receipt by the Partnership. Other cash receipts of the Partnership shall be distributed at least annually or more frequently if deemed appropriate by the General Partner.

During 2005, 2004, and 2003 the Partnerships made distributions to its partners of $270.7 million, $109.3 million and $19.2 million, respectively. These distributions were comprised of portfolio company dividends, capital proceeds, realized gains, return of invested capital and other proceeds from refinancings. Included in accrued expenses and other liabilities is $1.4 million related to foreign tax amounts withheld on behalf of certain limited partners.

Note 6 – Capital Commitments

Each partner admitted to one of the Partnerships committed a specific dollar amount (‘‘Capital Commitment’’) to be drawn down according to the terms of the partnership agreement applicable to such partner. Capital contributions by a partner for the purpose of acquiring partnership investments or payment of certain partnership expenses and management fees reduce such partner’s remaining capital commitment.

On March 31, 2005, the General Partner terminated the commitment period for the Partnerships, except for (1) commitments made to invest prior to the termination of the commitment period, (2) an investment in convertible securities in connection with the exercise, exchange or conversion of those securities, or (3) follow-on investments made before March 31, 2007, as long as such investment amount does not exceed 15% of the aggregate Capital Commitment or the Available Capital Commitments of the partners.

At December 31, 2005, 2004 and 2003, the Available Capital Commitment was $57.9 million (including $22.7 million related to interim financings and expenses which may be recalled), $130.3 million and $150.9 million, respectively.

As of December 31, 2005, 2004 and 2003 two partners were in default of their capital call obligations including amounts related to interim financings and expenses in the amount of $4.9 million, $3.8 million and $2.8 million, respectively. Such amounts are not reflected in contributed capital in the combined statements of changes in partners’ capital.

Note 7 – Borrowings and Credit Facility

The Partnerships have entered into a $15 million Credit Facility (the ‘‘Facility’’) with a commercial bank (the ‘‘Bank’’), subject to final documentation. The Facility was amended effective December 31, 2005 to reduce the borrowing amount from $30 million. The purpose of this Facility is to provide the Partnership with short-term revolver borrowings to fund portfolio company investments in advance of the receipt by the Partnerships of capital contributions from the partners. The Bank will take a security interest in the Partnerships’ capital call obligations and the Bank could require the General Partner to make a subsequent capital call to meet the debt obligation if necessary. The Facility expires on January 31, 2007. Interest on outstanding borrowings is based on LIBOR plus 145 basis points (reduced from LIBOR plus 165 basis points). Interest expense related to the Facility was $392,788, $16,053, and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there were no revolver borrowings outstanding.

In February 2005, the Partnerships transferred all of the shares of common stock of GSL owned by it to a new, wholly-owned subsidiary, GCP SPV1, LLC (the ‘‘Borrower’’). The Borrower entered into a credit agreement, dated February 17, 2005, with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the credit agreement the Borrower borrowed $70 million, secured by 8,383,234 shares of GSL common stock owned by it. The credit agreement requires the Borrower to maintain $4.0 million in a collateral account at all times while the loan is outstanding. In February 2005, the Partnerships distributed $64.3 million to its partners from the proceeds of the loan. Under the terms of a separate recourse agreement, the lenders will have recourse to Greenhill Capital Partners, LLC (the ‘‘Manager’’) in the event of fraud or intentional or grossly negligent misrepresentations by the Borrower or the institution of insolvency proceedings by or against the Borrower, Manager or the Partnerships. The term of the loan is 18 months bearing interest at the one month LIBOR rate plus 375 basis points; it may become repayable prior to that time on the occurrence of customary events of default or if the price of the GSL stock declines to certain agreed upon levels. Interest expense related to the credit agreement borrowing was $4.6 million. The Borrower entered into an interest rate cap arrangement dated February 17, 2005 (effective March 1, 2005), with Morgan Stanley Mortgage Capital, Inc. Under the arrangement the interest rate for a notional amount of borrowings of $70 million is capped at one month LIBOR of 4.0% (or 7.75% including the applicable spread of 375 basis points). The interest rate cap arrangement matures on August 31, 2006. During 2005, the Borrower did not receive any payments under the interest rate cap arrangement.

The Partnerships weighted average amount of borrowings outstanding under the facility and credit agreement during the year ended December 31, 2005 was approximately $69.1 million, with a related weighted average annualized rate of 5.6%.

Note 8 – Related Party Transactions

The Manager, an affiliate of the General Partner, committed $30.3 million to the Partnerships of which $6.0 million (excluding $1.4 million related to interim financings and expenses which may be recalled) remains outstanding at December 31, 2005 to fund future investments through March 2007. The

Manager has an interest of approximately 12% in all investments made on or after February 1, 2004 and approximately 4% in all investments made prior to February 1, 2004. The carrying value of the Manager’s investment in the Partnerships including profit override was $85.3 million and $25.0 million at December 31, 2005 and 2004, respectively.

The Manager provides day-to-day managerial and administrative services to the Partnerships. Under the terms of their respective limited partnership agreements, the Delaware Fund, the Off-Shore Fund and the Executive Fund each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. During the commitment period, which was terminated on March 31, 2005, each limited partner (excluding the General Partner and the Employee Fund) paid an amount based upon a specified percentage ranging from 1% to 1.5% per annum of such partner’s capital commitment. Subsequent to March 31, 2005 (termination of the commitment period), the management fee is 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. The management fee is payable semi-annually in advance. Management fees paid by the Partnerships to the Manager for the years ended December 31, 2005, 2004, and 2003 were $2.3 million, $3.7 million, and $4.5 million, respectively.

The Manager pays expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2005 and 2004, the Partnerships owed $28,845 and $0.1 million to the Manager for the reimbursement of such expenses, respectively.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all ‘‘break-up fees’’, ‘‘commitment fees’’ and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnership’s proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. Management fee reductions for 2005 and 2004 were $0.2 million and $0.8 million, respectively.

Note 9 – Investment Portfolio

As of December 31, 2005 and 2004 the portfolio of investments by type of security are as follows:

	2005		2004
Type of Security	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
Preferred Stock	$29,836,507	3.6%	$125,390,927	23.1%
Common Stock	714,577,663	85.2%	269,950,555	49.7%
LP Equity Units and Capital Sharing Interests	111,910,768	13.3%	156,947,418	28.9%
Promissory Note and Bridge Loan	4,648,690	0.5%	658,639	0.1%
Total	$860,973,628	102.6%	$552,947,539	101.8%

As of December 31, 2005 and 2004 the portfolio of investments by geographic location are as follows:

	2005		2004
Geographic Location	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
North America	$860,973,628	102.6%	$552,947,539	101.8%
Europe	—	0.0%	—	0.0%
Total	$860,973,628	102.6%	$552,947,539	101.8%

Note 10 – Partners’ Capital

As of December 31, 2003, 2004 and 2005, the capital balance of each Partnership is as follows (in millions):

	Delaware	Off-Shore	Executive	Employee	Total
Committed capital	$257.7	$43.0	$41.3	$81.2	$423.2
Partners’ capital, January 1, 2003	$83.2	$13.1	$13.1	$28.6	$138.0
Contributed capital	64.3	9.2	10.2	18.0	101.7
Distributions	(11.8)	(1.7)	(2.0)	(3.7)	(19.2)
Net Income (loss)	0.4	(0.4)	(0.0)	1.1	1.1
Total partners’ capital December 31, 2003	136.1	20.2	21.3	44.0	221.6
Contributed capital	32.2	4.6	4.9	10.3	52.0
Distributions	(66.4)	(9.1)	(10.1)	(23.7)	(109.3)
Net Income	233.4	34.6	36.9	73.9	378.8
Total partners’ capital December 31, 2004	335.3	50.3	53.0	104.5	543.1
Contributed capital	52.8	7.5	8.1	16.8	85.2
Distributions	(169.9)	(23.1)	(26.5)	(51.2)	(270.7)
Net Income	297.3	43.2	46.6	94.2	481.3
Total partners’ capital December 31, 2005	$515.5	$77.9	$81.2	$164.3	$838.9

Note 11 – Market and Other Risk Factors

The Partnerships’ portfolio investments were comprised primarily of companies, which operate in the energy, financial services and telecommunications industries. Multiple market risk factors exist which could cause the Partnerships to lose some or all of their invested capital. These risks include:

General economic risk – the Partnerships’ portfolio investments can be impacted by changes caused by global and domestic market conditions, including energy, financial services and telecommunications industry specific economic conditions.

Changes in the market for public offerings could also have an effect on the Partnership and their ability to realize their investment objectives. In addition, the portfolio is subject to equity price risk and other market risk.

Concentration risk – The Partnerships invested in securities in a limited number of companies, primarily within the energy, financial services and telecommunications business sectors and may not be a balanced or fully diversified portfolio.

Investee risk – Partnership investees may include smaller entrepreneurial companies which may have limited business histories, product or service lines, markets, financial resources and management depth. Such companies also may not have achieved profitable operations or positive cash flows.

Liquidity risk – the Partnerships portfolio of investments includes illiquid, non-publicly traded securities and restricted publicly traded securities. Accordingly, there is the risk that the Partnerships may not be able to realize their investment objectives by sale or other disposition of portfolio investments at prices reflective of the Partnerships’ current carrying value. As a result, the Partnerships may sustain losses with respect to some or all of their investments.

Contractual Obligations – The Partnerships enters into contracts that contain a variety of indemnifications. The Partnerships’ maximum exposure under these arrangements is unknown. However, the Partnerships have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Note 12 – Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies:

	Years ended December 31,
	2005	2004	2003
Ratios to average limited partners’ capital:
Expenses	1.45%	1.24%	2.70%
Profit override allocation	12.22%	14.03%	0.00%
Total expenses and profit override allocation	13.67%	15.27%	2.70%
Net investment income (loss)	3.89%	0.24%	(2.23%)
Ratio of expenses to total committed capital	2.13%	1.18%	1.14%
Ratio of contributed capital to total committed capital	96.17%	76.04%	63.71%

The net internal rate of return, since inception of the Partnerships through December 31, 2002 was (11.37%), (5.78%) through December 31, 2003, 30.13% through December 31, 2004, and 41.22% through December 31, 2005. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override) to the General Partner, and was computed based on the actual dates of capital contributions and distributions, and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date.

The net investment income ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Note 13 – Subsequent Events

On January 6, 2006, the Partnerships made a distribution of proceeds of $35.2 million principally related to the December 2005 sale of Triana (See Note 3), along with dividends and distributions from other various portfolio investments.

On February 8, 2006, ETE completed its initial public offering. In connection with the offering, ETE redeemed a portion of the Partnership’s interests in ETE. In addition, On February 8, 2006 EXCO completed its initial public offering (ticker: XCO). The Partnerships did not sell any shares in the offering and currently holds 2,344,482 shares of EXCO common stock.

In February 2006, Noble Energy Production Inc. entered into an agreement to purchase UXP for $411 million in cash (subject to certain adjustments and deductions). Closing of the transaction, which is currently expected to occur by March 31, 2006, is contingent on the completion of certain events and satisfaction of contractual conditions. The partnerships hold a significant interest in UXP.