Form 10-Q
period 2006-03-31
GREENHILL & CO INC
filed 2006-04-28
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period fromto

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes      No   X

As of April 21, 2006, there were 29,128,566 shares of the registrant’s common stock outstanding.

AVAILABLE INFORMATION

Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the SEC. You may read and copy any document we file at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$51,708,694	$83,240,865
Financial advisory fees receivable, net of allowance for doubtful accounts of $1.1 million and $1.1 million as of March 31, 2006 and December 31, 2005	31,161,467	27,336,205
Other receivables	1,061,856	933,468
Property and equipment, net of accumulated depreciation and amortization of $28.1 million and $27.6 million as of March 31, 2006 and December 31, 2005	10,064,710	8,638,632
Investments	149,641,916	104,135,337
Due from affiliates	140,660	260,537
Other assets	10,371,540	10,396,077
Total assets	$254,150,843	$234,941,121
Liabilities and Stockholders’ Equity
Compensation payable	$49,725,067	$61,219,698
Accounts payable and accrued expenses	9,582,502	15,984,768
Bank loans payable	6,000,000	—
Taxes payable	45,635,730	38,346,740
Due to affiliates	1,445,044	1,445,044
Total liabilities	112,388,343	116,996,250
Minority interest in net assets of affiliates	4,837,265	3,229,537
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 30,893,437 and 30,880,024 shares issued and outstanding as of March 31, 2006 and December 31, 2005	308,934	308,800
Restricted stock units	13,017,856	8,931,618
Additional paid-in capital	110,505,545	109,961,120
Retained earnings	80,898,137	57,595,530
Accumulated other comprehensive (loss) income	(2,639,874)	(3,025,186)
Treasury stock, at cost; 1,764,871 and 1,650,496 shares as of March 31, 2006 and December 31, 2005	(65,165,363)	(59,056,548)
Stockholders’ equity	136,925,235	114,715,334
Total liabilities, minority interest and stockholders’ equity	$254,150,843	$234,941,121

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenues
Financial advisory fees	$49,315,516	$39,470,715
Merchant banking revenue	50,947,129	3,934,607
Interest income	658,326	522,185
Total Revenues	100,920,971	43,927,507
Expenses
Employee compensation and benefits	47,168,274	19,920,393
Occupancy and equipment rental	1,926,226	1,332,206
Depreciation and amortization	570,803	628,123
Information services	830,824	867,746
Professional fees	747,154	623,868
Travel related expenses	1,083,028	990,447
Other operating expenses	1,395,771	2,277,277
Total Expenses	53,722,080	26,640,060
Income before Tax and Minority Interest	47,198,891	17,287,447
Minority interest in net income of affiliates	1,619,340	98,258
Income before Tax	45,579,551	17,189,189
Provision for taxes	17,369,072	6,437,452
Net Income	$28,210,479	$10,751,737
Average common shares outstanding:
Basic	29,656,961	30,950,109
Diluted	30,276,436	31,042,113
Earnings per share
Basic	$0.95	$0.35
Diluted	$0.93	$0.35

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in
Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Common stock, par value $0.01
Common stock, beginning of the year	$308,800	$307,500
Common stock issued	134	1,300
Common stock, end of the period	308,934	308,800
Restricted stock units
Restricted stock units, beginning of the year	8,931,618	3,396,714
Restricted stock units recognized	4,453,891	9,023,251
Restricted stock units delivered	(367,653)	(3,488,347)
Restricted stock units, end of the period	13,017,856	8,931,618
Additional paid-in capital
Additional paid-in capital, beginning of the year	109,961,120	106,743,051
Common stock issued	403,798	2,344,158
Tax benefit from the delivery of restricted stock units	140,627	873,911
Additional paid-in capital, end of the period	110,505,545	109,961,120
Retained earnings
Retained earnings, beginning of the year	57,595,530	15,781,529
Dividends	(4,907,872)	(13,718,283)
Net income	28,210,479	55,532,284
Retained earnings, end of the period	80,898,137	57,595,530
Other comprehensive income
Other comprehensive income, beginning of the year	(3,025,186)	1,222,235
Currency translation adjustment	385,312	(4,247,421)
Other comprehensive (loss) income, end of the period	(2,639,874)	(3,025,186)
Treasury Stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(59,056,548)	(211,926)
Repurchased	(6,108,815)	(58,844,622)
Treasury stock, end of the period	(65,165,363)	(59,056,548)
Total members’ equity and stockholders’ equity	$136,925,235	$114,715,334

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$28,210,479	$10,751,737
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	570,803	628,123
Net realized and unrealized (gains) losses on investments	(47,584,965)	(2,803,503)
Restricted stock units recognized and common stock issued	4,490,170	1,863,885
Changes in operating assets and liabilities:
Financial advisory fees receivable	(3,825,262)	(1,692,454)
Due from affiliates	119,877	(301,622)
Other receivables and assets	(103,851)	(463,330)
Compensation payable	(11,494,631)	(18,206,215)
Accounts payable and accrued expenses	(6,402,266)	(4,060,666)
Minority interest in net assets of affiliates	1,607,728	98,258
Taxes payable	7,288,990	4,375,745
Net cash used in operating activities	(27,122,928)	(9,810,042)
Investing activities:
Distribution from investments	2,078,386	3,297,678
Purchase of securities	—	(17,181,476)
Sale of securities	—	49,316,670
Purchase of property and equipment	(1,996,881)	(332,768)
Net cash provided by investing activities	81,505	35,100,104
Financing activities:
Proceeds of revolving bank debt	10,000,000	—
Repayment of revolving bank debt	(4,000,000)	—
Dividends paid	(4,907,872)	(3,169,192)
Purchase of treasury stock	(6,108,815)	(1,916,006)
Net tax benefit from the delivery of restricted stock units	140,627	—
Net cash used in financing activities	(4,876,060)	(5,085,198)
Effect of exchange rate changes on cash and cash equivalents	385,312	(425,680)
Net (decrease) increase in cash and cash equivalents	(31,532,171)	19,779,184
Cash and cash equivalents, beginning of period	83,240,865	60,806,951
Cash and cash equivalents, end of period	$51,708,694	$80,586,135
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes, net of refunds	$9,955,400	$1,975,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the ‘‘Company’’), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt and Dallas.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds, primarily Greenhill Capital Partners (‘‘GCP I’’) and Greenhill Capital Partners II (‘‘GCP II’’), (collectively ‘‘GCP’’), and the Company’s principal investments in GCP and other merchant banking funds.

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

Note 2 — Summary of Significant Accounting Policies

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

The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. (formerly Holdings) and all other entities in which the Company has a controlling interest, including GCI, after eliminations of all significant inter-company accounts and transactions. In accordance with revised FASB Interpretation No. 46 (‘‘FIN 46-R’’), ‘‘Consolidation of Variable Interest Entities,’’ the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ‘‘Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,’’ is subject to removal by a simple majority of unaffiliated third-party investors.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The condensed consolidated financial information as of December 31, 2005 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Minority Interest

The portion of the consolidated interests in the general partners of our merchant banking funds which are held directly by employees of the Company are represented as minority interest in the accompanying condensed consolidated financial statements.

Revenue Recognition

Financial Advisory Fees

The Company recognizes advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of its engagement letters. Retainer fees are recognized as advisory fee income over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Reimbursed expenses totaled $1.1 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.

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

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the Company of GCP II and are subject to clawback. Future losses (if any) in the value of the fund’s investments may require amounts previously recognized as profit overrides to be adjusted downward. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved. See ‘‘Note 3 — Investments’’ for further discussion of the GCP revenues recognized.

Investments

The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. Investments primarily include investments in GCP.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.0 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

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

Provision for Taxes

The Company accounts for taxes in accordance with Statement of Financial Accounting Standard No. 109, ‘‘Accounting for Income Taxes’’, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company’s deferred tax assets and liabilities are presented as a component of other assets and taxes payable, respectively, on the condensed consolidated statements of financial condition.

Foreign Currency Translation

Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statement of changes in stockholders’ equity.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At March 31, 2006 and December 31, 2005, the carrying value of the Company’s financial instruments approximated fair value.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities

Securities represents municipal auction rate securities held by the Company which are treated as available for sale securities under FASB Statement No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. At March 31, 2006 and December 31, 2005, the Company did not hold any municipal auction rate securities.

Accounting Developments

In June 2005, the EITF reached consensus on Issue No. 04-5, ‘‘Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,’’ which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. The Company, as the general partner of merchant banking partnerships, is required to adopt the provisions of EITF 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of 2006 for partnerships formed on or before June 29, 2005 that have not been modified. The Company provides the unaffiliated limited partners in these funds with simple majority rights to remove the general partner or rights to terminate the partnerships and, therefore, the adoption of EITF 04-5 on January 1, 2006 did not have an effect on the Company’s financial condition, results of operations or cash flows.

Note 3 — Investments

Affiliated Merchant Banking Investments

The Company invests in merchant banking funds for which it also acts as the general partner. In addition to recording its direct investments in the funds, the Company consolidates each general partner in which it has a majority of the economic interest.

The Company recognizes revenue on investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the fund for one year to the estimated fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments and consequently also that portion of the revenues attributable to the Company’s merchant banking investments.

The Company’s management fee income consists of fees paid by its merchant banking funds and other transaction fees paid by the portfolio companies. Management fees were derived from GCP I during the three months ended March 31, 2006 and 2005 and from GCP II during the three months ended March 31, 2006.

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

The Company makes investment decisions for GCP and is entitled to receive from the limited partners an override of the profits realized from the funds. The Company includes in consolidated merchant banking revenue all realized and unrealized profit overrides it earns from GCP. This includes profit overrides of the managing general partner of GCP I with respect to all investments it made after January 1, 2004 and the profit overrides of the general partner of GCP II for all investments. From an economic perspective, profit overrides in respect of the investments made after January 1, 2004 are allocated 50% to the Company and 50% to employees of the Company. In addition, the Company also includes in merchant banking revenue its portion and certain employees’ portion of the profit overrides of GCP I with respect to investments made prior to January 1, 2004. The economic share of the profit overrides allocated to the employees of the Company is recorded as compensation expense.

The Company’s Merchant Banking revenue, by source, is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Management fees	$3,362	$1,131
Net realized and unrealized gains on investments	19,100	1,230
Merchant banking profit overrides	28,300	1,500
Other unrealized investment income	185	74
Merchant banking revenue	$50,947	$3,935

The carrying values of the Company’s investments are as follows:

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Investment in GCP I	$130,131	$85,293
Investment in GCP II	17,756	17,272
Other investments	1,755	1,570
Investments	$149,642	$104,135

At March 31, 2006 and December 31, 2005, included in investment in GCP I is $4.5 million and $2.9 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At March 31, 2006 and December 31, 2005, included in investment in GCP II is $0.3 million and $0.3 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At March 31, 2006 and December 31, 2005, approximately $32.3 million and $17.7 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of GCP. This amount may increase or decrease depending on the change in the fair value of the GCP funds portfolio and is payable, subject to claw back, at the time the funds realize cash proceeds.

At March 31, 2006, the Company had unfunded commitments to GCP I of $6.0 million (excluding $1.4 million repaid to the Company related to interim financings and expenses which may be recalled). The remaining commitments to GCP I will be funded as required through March 2007 for follow-on investments. At March 31, 2006, the Company had unfunded commitments to GCP II of $72.6 million which may be funded through March 2010.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In 2006, consolidated subsidiaries of GCP borrowed $168 million from a financial institution pursuant to credit agreements secured by the shares of common stock in a portfolio company owned by them and backed, under limited circumstances, by a recourse agreement issued by GCPLLC.

In April 2006, the Company (and the consolidated general partners) received distributions from GCP I of $53.4 million, primarily related to realized gains on investments, profit overrides and borrowings against shares of stock owned by GCP.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Portfolio Investments	$1,046,545	$860,974
Total Assets	1,197,529	911,175
Total Liabilities	70,353	72,235
Partners’ Capital	1,127,176	838,940

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net unrealized gain on investments	$207,080	$16,649
Net realized gain on investments	123,911	11,120
Investment income	7,406	8,389
Expenses	(2,072)	(2,527)
Net income	336,325	33,631

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Portfolio Investments	$166,104	$152,585
Total Assets	171,730	162,589
Total Liabilities	10,888	3,564
Partners’ Capital	160,842	159,025

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net unrealized gain on investments	$4,500	$—
Investment income	405	—
Expenses	(3,088)	—
Net income	1,817	—

On March 31, 2006, the Company completed the initial closing of its first venture capital fund, Greenhill SAVP, L.P. (‘‘GSAVP’’), which will focus on early stage investments in companies in the greater New York Tri-State area. Total committed capital for GSAVP as of its initial closing is $80 million. The Company committed $11 million of the capital raised (all of which remains unfunded at March 31, 2006) and the Company’s managing directors committed $20 million of the capital raised. Committed capital is expected to be drawn down from time to time over an investment period of up to five years.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Investments

In June 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC (‘‘Barrow Street III’’), of which $4.8 million remains unfunded at March 31, 2006. The remaining commitment to Barrow Street III will be funded as required through April 2009. Included above in other investments at March 31, 2006 and December 31, 2005, is $0.2 million and $0.2 million, respectively, related to the investment in Barrow Street III.

In 2004, GCP LLC was granted stock options as a transaction fee from a GCP I portfolio company. The options were exercised for common stock, and the fair value of the common stock of $1.5 million and $1.3 million is included in other investments above at March 31, 2006 and December 31, 2005, respectively.

Note 4 — Related Parties

At March 31, 2006 and December 31, 2005, the Company had a receivable of $0.1 million and $0.3 million, respectively, due from GCP relating to expense reimbursements, which is included in due from affiliates.

Barrow Street Capital, a real estate investment management company, subleases office space from the Company, and reimburses the Company for the use of other facilities and participation in the Company’s health care plans.

A firm owned by an executive of the Company also subleases airplane and office space from the Company.

In April 2005, the Company accelerated the vesting of the restricted stock units granted to the controlling parties of Barrow Street Capital, and in May 2005, the Company settled these restricted stock units for cash of $2.0 million. Included in compensation and benefits is $0.4 million for the three months ended March 31, 2005 in expenses related to the restricted stock units granted to the controlling parties of Barrow Street Capital as part of the Company’s initial public offering.

Due to affiliates at March 31, 2006 and December 31, 2005 represents undistributed earnings to the U.K. members of GCI from the period prior to the Reorganization. Included in accounts payable and accrued expenses at March 31, 2006 and December 31, 2005, respectively, is $0.1 million and $0.1 million in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 5 — Revolving Bank Loan Facility

On January 31, 2006, the Company obtained from a U.S. commercial bank an unsecured $20.0 million revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on one month LIBOR plus 1.875% and interest is payable monthly. The revolving bank loan facility matures on August 1, 2007, but may be extended by a written agreement of lender and borrower. In addition, at least once during the period from January 31, 2006 through August 1, 2007, the Company must repay all loans borrowed under the facility, and it may not borrow again under the facility for a 30-day period following repayment, or demonstrate sufficient liquidity to accomplish the out of debt requirement without the necessity of repaying the outstanding borrowing. On March 31, 2006, the Company had borrowings of $6.0 million outstanding under the facility.

Note 6 — Stockholders’ Equity

On March 15, 2006, a dividend of $0.16 per share was paid to shareholders of record on February 22, 2006. Dividend equivalents of $0.2 million were paid on the restricted stock units that are expected to vest. Additionally, in April 2006, the Board of Directors of the Company declared a quarterly dividend of $0.16 per share. The dividend will be payable on June 14, 2006 to the common stockholders of record on May 24, 2006.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2006, the Company repurchased in open market transactions 61,150 shares of its common stock at an average price of $56.80. The Company is authorized to repurchase an additional $36.5 million of common stock in open market transactions. Additionally, in the first quarter of 2006, the Company closed the repurchase of 195,222 shares at a price of $46.80 per share from a former employee. The Company also purchased an additional 48,806 shares of common stock from the same former employee at a price of $48.75 per share. Additionally, during the three months ended March 31, 2006, the Company is deemed to have repurchased 4,419 shares of its common stock at an average price of $57.95 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

During the three months ended March 31, 2005, the Company repurchased 58,188 shares of its common stock at an average price of $32.93 per share.

Note 7 — Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS – Earnings available to common stockholders	$28,210	$10,752
Denominator for basic EPS – weighted average number of common shares	29,657	30,950
Effect of dilutive securities
Restricted stock units	619	92
Denominator for diluted EPS – weighted average number of common shares and dilutive potential common shares	30,276	31,042
Earnings per share:
Basic	$0.95	$0.35
Diluted	$0.93	$0.35

Note 8 — Income Taxes

The Company’s effective rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.

Note 9 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2006, G&Co’s net capital was $1.8 million, which exceeded its requirement by $0.8 million. G&Co’s aggregate indebtedness to net capital ratio was 8.39 to 1 at March 31, 2006. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

GCI is subject to capital requirements of the FSA. As of March 31, 2006, GCI was in compliance with its local capital adequacy requirements.

Note 10 — Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructuring and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in GCP and the Company’s principal investments in such fund.

The following provides a breakdown of our aggregate revenues by source for the three-month period ended March 31, 2006 and 2005, respectively:

	Three Months Ended
	March 31, 2006		March 31, 2005
	Amount	% of Total	Amount	% of Total
	(in thousands)
Financial Advisory	$49,316	49%	$39,471	90%
Merchant Banking Fund Management & Other	51,605	51%	4,457	10%
Total Revenues	$100,921	100%	$43,928	100%

The Company’s financial advisory and merchant banking activities are closely aligned and have similar economic characteristics. A similar network of business and other relationships upon which the Company relies for financial advisory opportunities also generate merchant banking opportunities. Generally, the Company’s professionals and employees are treated as a common pool of available resources and the related compensation and other Company costs are not directly attributable to either particular revenue source. In reporting to management, the Company distinguishes the sources of its investment banking revenues between financial advisory and merchant banking. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, ‘‘we’’, ‘‘our’’, ‘‘firm’’ and ‘‘us’’ refer to Greenhill & Co., Inc.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as ‘‘may’’, ‘‘might’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘believe’’, ‘‘estimate’’, ‘‘predict’’, ‘‘potential’’ or ‘‘continue’’, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Report on Form 10-K under the caption ‘‘Risk Factors’’.

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

Historically, the majority of our revenues sources from our financial advisory business and we expect that to remain so for the near to medium term, although there may be periods such as the first quarter of 2006 in which extraordinary merchant banking results outweigh our financial advisory earnings. The main driver of the Financial Advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. In addition, new managing director hires add incrementally to our revenue and income growth potential. The principal drivers of our merchant banking fund management revenues are realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. See the ‘‘Risk Factors’’ in our Report on Form 10-K filed with the Securities and Exchange Commission. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial advisory revenues were $49.3 million for the three months ended March 31, 2006 compared to $39.5 million for the three months ended March 31, 2005, which represents an increase of

25%. At the same time, global volume of completed M&A transactions was $639 billion compared to $411 billion in the first three months of 2005, a 55% increase1 ..

Although we may benefit from any sustained increase in M&A volume, we have been and will continue to be constrained by the relatively small size of our firm and we may not grow as rapidly as our principal competitors. In addition, some of the benefits we expect to experience in connection with the recent increase in M&A volume will be partially offset by the current modest level of restructuring activity.

Merchant banking fund management and other revenues were $51.6 million for the three months ended March 31, 2006 compared to $4.4 million for the three months ended March 31, 2005, which represents an increase of 1073%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds is principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic conditions. During the three months ended March 31, 2006, GCP’s principal portfolio companies generated record earnings and profits, as well as revenue growth and margin improvement. In addition, several GCP portfolio companies benefited from favorable conditions in the financing markets. GCP’s energy investments also benefited from strong commodity prices. However, adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of merchant banking revenue realized by the firm.

Results of Operations

Summary

Our first quarter 2006 revenues of $100.9 million compare with revenues of $43.9 million for the first quarter of 2005, which represents an increase of $57.0 million or 130%. The increase was primarily due to higher merchant banking revenue in the first quarter of 2006 compared to the first quarter of 2005.

The firm’s first quarter net income of $28.2 million compares with net income of $10.8 million for the first quarter of 2005, which represents an increase of $17.4 million or 161%. The increase was primarily due to increased revenue from merchant banking as well as financial advisory, partially offset by greater compensation expense, consistent with the increase in revenue.

The firm’s quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which it advised and the levels of gain realized on our merchant banking investments, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

Revenues By Source

The following provides a breakdown of our aggregate revenues by source for the three-month period ended March 31, 2006 and 2005, respectively:

Revenue by Principal Source of Revenue

	Three Months Ended
	March 31, 2006		March 31, 2005
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$49.3	49%	$39.5	90%
Merchant Banking Fund Management & Other	51.6	51%	4.4	10%
Total Revenues	$100.9	100%	$43.9	100%

[1]	Source: Thomson Financial as of April 21, 2006.

Financial Advisory Revenues

Financial advisory revenues consist of retainers and success fees earned in connection with advising companies in merger, acquisition, restructuring or similar transactions. We earned $49.3 million in financial advisory revenues in the first quarter of 2006 compared to $39.5 million in the first quarter of 2005, which represents an increase of 25%. The increase in our financial advisory revenues in the first quarter of 2006 reflected the timing of closing on the transactions on which we advise, as well as our continuing business development efforts and the continued recovery in M&A volume.

Completed assignments in the first quarter of 2006 included:

•	the sale of BHW Holdings AG to Deutsche Postbank AG;

•	the sale of Drakkar Holdings SA (Adisseo Group) by CVC Capital Partners to China National Chemical Corporation;

•	the acquisition by GDC Properties of assets from the Acadia Realty Trust Fund;

•	the sale of Ibbotson Associates to Morningstar Inc.;

•	the sale of MCI Inc. to Verizon Communications Inc.;

•	the representation of the Pension Benefit Guarantee Corporation with regard to the United Airlines bankruptcy proceedings;

•	the acquisition by the Thus Group plc of Your Communications;

•	the sale of TQ3 Travel Solutions by the TUI AG to BCD Holdings N.V.; and

•	the acquisition by the Whirlpool Corporation of the Maytag Corporation.

The firm also announced during the first quarter of 2006 the recruitment of two new advisory managing directors: Robert E. Hyer (New York-based former head of the Electronic Financial Services Group at Citigroup), and Jan Werner (London-based former Managing Director at Citigroup specializing in the Nordic region).

Merchant Banking Fund Management & Other Revenues

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

	Three Months Ended March 31,
	2006	2005
	(in millions)
Management fees	$3.4	$1.1
Net realized and unrealized gains on investments in GCP	19.1	1.2
Merchant banking profit overrides	28.3	1.5
Other unrealized investment income	0.1	0.1
Interest income	0.7	0.5
Merchant banking fund management and other revenue	$51.6	$4.4

The firm earned $51.6 million in merchant banking fund management & other in the first quarter of 2006 compared to $4.4 million in the first quarter of 2005, representing an increase of 1073%. These increases are primarily due to higher realized and unrealized principal investment gains in the Greenhill Capital Partners (GCP) portfolio, an increase in profit overrides associated with gains in the GCP portfolio, higher asset management fees resulting from greater assets under management, higher dividend income and distributions of earnings from portfolio companies and an increase in interest income.  GCP gains and losses relating to investments made in 2004 or later have a larger impact on the firm’s revenue because of the firm’s increased investment in, and increased participation in profit overrides relating to, GCP starting in early 2004. The gains recognized in the first quarter of 2006 were principally derived from investments made in 2004. As of March 31, 2006, we have recognized gains on a significant number of the portfolio companies in which GCP invested prior to 2005.

The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter based upon a number of factors including the length of time the investments have been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. Significant changes in general economic conditions, stock markets and commodity prices, as well as capital events at the portfolio companies such as initial public offerings or sales, may result in significant movements in the fair value of such investments. Accordingly, any such changes or capital events may have a material effect, positive or negative, on our revenues and results of operations. The frequency and timing of such changes or capital events and their impact on our results are by nature unpredictable and will vary from period to period.

During the first quarter of 2006, three GCP portfolio companies completed initial public offerings and one portfolio company was sold. In March 2006, Noble Energy closed its acquisition of GCP portfolio company U.S. Exploration for $411 million in cash, which generated a significant gain to GCP. In March 2006, Peach Holdings, Inc. (LSE: PSF) completed its initial public offering. GCP sold approximately 35% of its original position in the initial public offering for an amount in excess of its invested capital. In February 2006, Energy Transfer Equity, L.P. (NYSE: ETE) completed its initial public offering and used a portion of the proceeds to redeem some of GCP’s interest in ETE. In February 2006, EXCO Resources, Inc. (NYSE: XCO) completed its initial public offering. In addition, GCP received quarterly dividends from several of its portfolio companies.

With respect to revenues in the first quarter of 2006, GCP benefited from a significant increase and realization in the value of its holdings in U.S. Exploration and increases in the value of its holdings in Hercules Offshore (NYSE: HERO), Peach Holdings (LSE: PSF), Global Signal (NYSE: GSL), Energy Transfer Equity (NYSE: ETE) and EXCO Resources (NYSE: XCO). In total, GCP (and the firm) earned revenue relating to 9 portfolio companies in the first quarter of 2006.

In terms of new investment activity during the first quarter of 2006, GCP invested an additional $11 million (11% of which was firm capital) in add-on investments in existing portfolio companies compared to $11 million (12% of which was firm capital) invested in the same period of 2005.

Additionally, on March 31, 2006, the firm announced the initial closing of its first venture capital fund, Greenhill SAVP, L.P. and related funds (‘‘GSAVP’’), which will focus on early stage investments in companies in the greater New York Tri-State area. SAVP will be managed primarily by the two Co-Chairmen of its Investment Committee, Steve Brotman and Brian Hirsch, who have joined the firm as managing directors.

Total committed capital for GSAVP as of its initial closing is $80 million. The firm committed $11 million of the capital raised and the firm’s managing directors have personally committed a further $20 million. The remainder of the committed capital was raised from a variety of institutional investors, as well as from wealthy families and corporate executives. Committed capital is expected to be drawn down from time to time over an investment period of up to five years to fund investments.

The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the first three months of 2006 and 2005 are not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

We classify operating expenses as compensation and benefits expense and non-compensation expenses.

Our operating expenses for the first quarter were $53.7 million, which compares to $26.6 million of operating expenses for the first quarter of 2005. This represents an increase in operating expenses of $27.1 million or 102%, which relates principally to an increase in compensation expense and is described in more detail below.  The pre-tax income margin was 45% in the first quarter of 2006 compared to 39% for the first quarter of 2005.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Three Months Ended March 31,
	2006	2005
	(in millions, unaudited)
Compensation & Benefits Expense	$47.2	$19.9
% of Revenues	47%	45%
Non-Compensation Expense:
Other Operating Expenses	5.9	6.1
Depreciation & Amortization	0.6	0.6
Total Non-Compensation Expense	6.5	6.7
% of Revenues	6%	15%
Total Operating Expense	53.7	26.6
% of Revenues	53%	61%
Minority Interest in Net Income of Affiliates	1.6	0.1
Total Income before Tax	45.6	17.2
Pre-tax Income Margin	45%	39%

Compensation and Benefits

Our compensation and benefits expense in the first quarter of 2006 was $47.2 million, which reflects a 47% ratio of compensation to revenues. This amount compares to $19.9 million for the three months ended March 31, 2005, which reflected a 45% ratio of compensation to revenues. The increase of $27.3 million or 137% is due to the higher level of revenues in the first quarter of 2006 and a higher ratio of compensation to revenues in part due to the impact of increased amortization of previously issued restricted stock units.

Non-Compensation Expense

Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, travel and entertainment, insurance, depreciation and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $6.5 million in the first quarter of 2006, which compared to $6.7 million in the first quarter of 2005, representing a decrease of 3%. The decrease is related principally to the absence of the uncollectible accounts in the first quarter of 2006 as compared to the write-off of uncollectible accounts ($1.0 million) in 2005, offset in part by increases in occupancy costs associated with new office space in London, New York and Dallas ($0.6 million) and greater travel ($0.1 million) as a result of additional personnel and business development.

Non-compensation expense as a percentage of revenue in the three months ended March 31, 2006 was 6%, compared to 15% for the three months ended March 31, 2005. The decrease in non-compensation expenses as a percentage of revenue in the first quarter of 2006 as compared to the same period in 2005 reflects a small decrease in non-compensation expenses spread over greater revenue.

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

Provision for Income Taxes

The provision for taxes in the first quarter of 2006 was $17.4 million, which reflects an effective tax rate of approximately 38%. This compares to a provision for taxes in the first quarter of 2005 of $6.4 million based on an effective tax rate of approximately 38% for the period. The increase in the provision for taxes is primarily due the higher pre-tax income in the period.

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

A large portion of our liabilities (including accrued bonuses related to profit overrides for unrealized gains of GCP and tax liabilities that are deferred until the gains from the GCP investments are realized) are associated with unrealized earnings (i.e., recorded on our books but for which cash proceeds have not yet been received) from our merchant banking investments. The amounts payable for these liabilities may increase or decrease depending on the change in the fair value of the GCP funds and are payable, subject to clawback, at the time the funds realize cash proceeds.

To increase our financial flexibility, on January 31, 2006, we obtained from a U.S. commercial bank an unsecured $20.0 million revolving loan facility to provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes. Interest on borrowings is based on LIBOR plus 1.875%.  The revolving bank loan facility matures on August 1, 2007. At March 31, 2006, $6.0 million of borrowings were outstanding on the loan facility. These borrowings were repaid in April 2006.

As of March 31, 2006, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP, SAVP and other merchant banking activities of $94.4 million (excluding $1.4 million repaid to the Company related to interim financings and expenses which may be recalled). These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates.

The Firm repurchased 61,150 shares of its common stock in open market purchases at an average price of $56.80 during the first quarter of 2006. The Company is authorized to repurchase an additional $36.5 million of common stock in open market transactions. Additionally in the first quarter of 2006, the Firm closed the repurchase of 195,222 shares at a price of $46.80 per share from a former employee. The Firm also purchased an additional 48,806 shares of common stock from the same former employee at a price of $48.75 per share.

Cash Flows

In the first three months of 2006, our cash and cash equivalents decreased by $31.5 million from December 31, 2005. We used $27.1 million in operating activities, including $14.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $12.8 million (principally from the payment of bonuses). We generated $0.1 million in investing activities, including $2.1 million from distributions from our investments, partially offset by $2.0 million from purchasing property and equipment. We used $4.9 million for financing activities, including $4.9 million for the payment of dividends and $6.1 million for the repurchase of stock, offset by net borrowings of $6.0 million.

In the first quarter of 2005, our cash and cash equivalents increased by $19.8 million from December 31, 2004. We generated $35.1 million in investing activities, including $32.1 million from the net sale of short-term liquid municipal auction rate securities and $3.3 million from distributions from our investments. We used $9.8 million in operating activities, including a net decrease in working capital of $20.2 million (principally from the payment of bonus compensation), partially offset by $10.4 from net income after giving effect to the non-cash items. We used $5.1 million for financing activities, including $3.2 million for the payment of dividends and $1.9 million for the purchase of treasury stock.

Contractual Obligations

On March 31, 2006, affiliates of GCP entered into credit agreements with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and pursuant to which they have borrowed $168 million, secured by the shares of Global Signal Inc. common stock owned by them (which comprises substantially all of their assets). Under the terms of a separate recourse agreement, the lenders will have recourse to Greenhill Capital Partners, LLC in the event of fraud or intentional or grossly negligent misrepresentations by the borrowers or the institution of insolvency proceedings by or against the borrower, Greenhill Capital Partners LLC or the general partners of GCP. Proceeds from the loans were used to fund distributions to GCP’s limited partners, which include executive officers of Greenhill and the firm. The credit agreements mature in September 2007.

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

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on our principal investments. Significant volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking investments that are publicly traded securities or are privately held securities owned for more than one year. Our analysis showed that if we assume that at March 31, 2006, the market prices of all public securities, and therefore, the general equity market, were 10% lower, the impact on our operations would be a decrease in revenues of $10.4 million. We do not believe there would be any other material impact. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 16% of our revenues for the three months ended March 31, 2006 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

Basis of Financial Information

The firm’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and related footnotes, including investment valuations, compensation accruals and other matters. We believe that the estimates used in preparing our condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

The condensed consolidated financial statements of the firm include all consolidated accounts and Greenhill & Co., Inc. (formerly Holdings) and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, after eliminations of all significant inter-company accounts and transactions. In accordance with revised Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 46 (‘‘FIN 46-R’’), ‘‘Consolidation of Variable Interest Entities’’, the firm consolidates the general partner of our merchant banking funds in which we have a majority of the economic interest. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ‘‘Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,’’ is subject to removal by a simple majority of unaffiliated third-party investors.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2 — ‘‘Market Risk’’ above.

Item 4.    Controls and Procedures

Under the supervision and with the participation of the firm’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the firm’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the firm’s internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

In February 2003, the firm was retained to perform services on behalf of Loral Space & Communications, Inc. (‘‘Loral’’). Loral subsequently sought protection under Chapter 11 of the U.S. Bankruptcy Code (‘‘Chapter 11’’). The fees paid by Loral to Greenhill were approved periodically, on an interim basis, by the court in which Loral's Chapter 11 cases were pending. Loral's plan of reorganization was confirmed in late 2005. In early 2006, representatives of certain Loral securityholders objected to Greenhill's fees. The objections of one group of securityholders have been denied by the Bankruptcy Court; the remaining objections are currently pending in the Bankruptcy Court for the Southern District of New York. Greenhill intends to contest them vigorously. However, if the objections are sustained by the bankruptcy court, Greenhill may be required to repay a portion of its fees.

The firm is from time to time involved in other legal proceedings incidental to the ordinary course of its business. We do not believe the Loral matter or any other such proceedings will have a material adverse effect on our results of operations.

Item 1A: Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the First Quarter of 2006:

Period	Total Number of Shares Repurchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1 – January 31	—	$—	—	$40,000,000
February 1 – February 28	109,956	53.23	61,150	36,526,478
March 1 – March 31	—	—	—	36,526,478

[2]	Includes 48,806 shares the firm repurchased from a former employee at $48.75 per share. Excludes 4,419 shares the Company is deemed to have repurchased at $57.95 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the 2006 annual meeting of stockholders of the Company held on April 19, 2006, the Company's stockholders elected seven directors each for a one-year term. The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
Robert F. Greenhill	22,797,132	116,045
Scott L. Bok	22,791,070	122,107
Simon A. Borrows	22,760,337	152,940
John C. Danforth	22,878,702	34,475
Steven F. Goldstone	22,678,968	234,209
Stephen L. Key	22,654,236	258,941
Isabel V. Sawhill	22,623,341	289,836

The Audit Committee's designation of Ernst & Young LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006, was ratified by the stockholders by a vote of 22,778,774 for and 133,363 against. There were 1,040 abstentions.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits:

10.32	Form of Agreement of Limited Partnership of Greenhill SAVP (associates), L.P. dated as of March 31, 2006

10.33	Form of Agreement of Limited Partnership by GSAVP, GP, L.P., dated as of March 31, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2006

GREENHILL & CO., INC.
By:	/s/ ROBERT F. GREENHILL
	Name:	Robert F. Greenhill
	Title:	Chairman and Chief Executive Officer
By:	/s/ JOHN D. LIU
	Name:	John D. Liu
	Title:	Chief Financial Officer