Form 10-Q
period 2006-06-30
GREENHILL & CO INC
filed 2006-08-04
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

As of July 28, 2006, there were 28,782,268 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$43,830,828	$83,240,865
Securities	9,584,895	—
Financial advisory fees receivable, net of allowance for doubtful accounts of $1.1 million as of June 30, 2006 and December 31, 2005, respectively	56,546,055	27,336,205
Other receivables	1,960,716	933,468
Property and equipment, net of accumulated depreciation and amortization of $27.2 million and $27.6 million as of June 30, 2006 and December 31, 2005, respectively	13,801,342	8,638,632
Investments	95,695,399	104,135,337
Due from affiliates	829,469	260,537
Other assets	10,288,093	10,396,077
Total assets	$232,536,797	$234,941,121
Liabilities and Stockholders’ Equity
Compensation payable	$46,200,779	$61,219,698
Accounts payable and accrued expenses	12,978,317	15,984,768
Bank loans payable	3,000,000	—
Taxes payable	42,736,233	38,346,740
Due to affiliates	1,445,044	1,445,044
Total liabilities	106,360,373	116,996,250
Minority interest in net assets of affiliates	2,561,161	3,229,537
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 31,012,321 and 30,880,024 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	310,122	308,800
Restricted stock units	14,822,583	8,931,618
Additional paid-in capital	115,236,968	109,961,120
Retained earnings	89,307,269	57,595,530
Accumulated other comprehensive loss	(618,417)	(3,025,186)
Treasury stock, at cost; 2,230,650 and 1,650,496 shares as of June 30, 2006 and December 31, 2005, respectively	(95,443,262)	(59,056,548)
Stockholders’ equity	123,615,263	114,715,334
Total liabilities, minority interest and stockholders’ equity	$232,536,797	$234,941,121

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Financial advisory fees	$53,805,027	$16,316,783	$103,120,543	$55,787,498
Merchant banking revenue	4,894,220	12,328,021	55,841,349	16,262,628
Interest income	644,857	817,834	1,303,183	1,340,019
Total Revenues	59,344,104	29,462,638	160,265,075	73,390,145
Expenses
Employee compensation and benefits	26,408,125	11,732,768	73,576,399	31,653,161
Occupancy and equipment rental	2,324,013	1,631,539	4,250,239	2,963,745
Depreciation and amortization	622,022	646,038	1,192,825	1,274,161
Information services	1,335,528	940,560	2,166,352	1,808,306
Professional fees	906,316	1,651,947	1,653,470	2,275,815
Travel related expenses	1,577,849	1,413,937	2,660,877	2,404,384
Other operating expenses	4,460,912	1,504,300	5,856,683	3,781,577
Total Expenses	37,634,765	19,521,089	91,356,845	46,161,149
Income before Tax and Minority Interest	21,709,339	9,941,549	68,908,230	27,228,996
Minority interest in net income of affiliate	43,190	130,717	1,662,530	228,975
Income before Tax	21,666,149	9,810,832	67,245,700	27,000,021
Provision for taxes	8,388,704	3,557,565	25,757,776	9,995,017
Net Income	$13,277,445	$6,253,267	$41,487,924	$17,005,004
Average common shares outstanding:
Basic	29,494,257	30,986,722	29,545,870	30,950,653
Diluted	29,729,213	31,080,138	29,757,056	31,021,351
Earnings per share
Basic	$0.45	$0.20	$1.40	$0.55
Diluted	$0.45	$0.20	$1.39	$0.55

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in
Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Common stock, par value $0.01
Common stock, beginning of the year	$308,800	$307,500
Common stock issued	1,322	1,300
Common stock, end of the period	310,122	308,800
Restricted stock units
Restricted stock units, beginning of the year	8,931,618	3,396,714
Restricted stock units recognized	8,720,404	9,023,251
Restricted stock units delivered	(2,829,439)	(3,488,347)
Restricted stock units, end of the period	14,822,583	8,931,618
Additional paid-in capital
Additional paid-in capital, beginning of the year	109,961,120	106,743,051
Common stock issued	2,900,557	2,344,158
Tax benefit from the delivery of restricted stock units	2,375,291	873,911
Additional paid-in capital, end of the period	115,236,968	109,961,120
Retained earnings
Retained earnings, beginning of the year	57,595,530	15,781,529
Dividends	(9,776,185)	(13,718,283)
Net income	41,487,924	55,532,284
Retained earnings, end of the period	89,307,269	57,595,530
Other comprehensive income
Other comprehensive income, beginning of the year	(3,025,186)	1,222,235
Currency translation adjustment	2,406,769	(4,247,421)
Other comprehensive (loss) income, end of the period	(618,417)	(3,025,186)
Treasury Stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(59,056,548)	(211,926)
Repurchased	(36,386,714)	(58,844,622)
Treasury stock, end of the period	(95,443,262)	(59,056,548)
Total stockholders’ equity	$123,615,263	$114,715,334

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$41,487,924	$17,005,004
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments to net income:
Depreciation and amortization	1,192,825	1,274,161
Net realized and unrealized (gains) losses on investments	(48,693,064)	(11,726,067)
Restricted stock units recognized and common stock issued	8,792,845	4,909,824
Changes in operating assets and liabilities:
Financial advisory fees receivable	(29,209,850)	11,990,154
Due from affiliates	(568,932)	62,114
Other receivables and assets	(655,098)	262,502
Compensation payable	(15,018,919)	(18,694,656)
Accounts payable and accrued expenses	(3,006,451)	(3,399,027)
Minority interest in net assets of affiliates	(668,376)	959,634
Taxes payable	4,389,493	1,581,077
Cash settlement of restricted stock units	—	(1,988,870)
Net cash (used in) provided by operating activities	(41,957,603)	2,235,850
Investing activities:
Purchase of investments	(2,371,115)	(14,104,193)
Distribution from investments	59,504,117	5,999,994
Purchase of securities	(9,584,895)	(99,581,476)
Sale of securities	—	151,998,146
Purchase of property and equipment	(6,619,701)	(780,329)
Net cash provided by investing activities	40,928,406	43,532,142
Financing activities:
Proceeds of revolving bank debt	20,500,000	—
Repayment of revolving bank debt	(17,500,000)	—
Dividends paid	(9,776,185)	(6,356,384)
Purchase of treasury stock	(36,386,714)	(4,473,415)
Net tax benefit from the delivery of restricted stock units	2,375,291	717,187
Net cash used in financing activities	(40,787,608)	(10,112,612)
Effect of exchange rate changes on cash and cash equivalents	2,406,768	(2,042,922)
Net (decrease) increase in cash and cash equivalents	(39,410,037)	33,612,458
Cash and cash equivalents, beginning of period	83,240,865	60,806,951
Cash and cash equivalents, end of period	$43,830,828	$94,419,409
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,361	$—
Cash paid for taxes, net of refunds	$19,266,083	$7,586,460

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the ‘‘Company’’), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt, Toronto and Dallas.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds, primarily Greenhill Capital Partners (‘‘GCP I’’), Greenhill Capital Partners II (‘‘GCP II’’), (collectively ‘‘GCP’’), and Greenhill Silicon Alley Venture Partners (‘‘GSAVP’’), and the Company’s principal investments in GCP, GSAVP and other merchant banking funds.

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (‘‘G&Co’’), Greenhill Capital Partners, LLC (‘‘GCPLLC’’), Greenhill Aviation Co., LLC (‘‘GAC’’) and Greenhill & Co. Europe Limited (‘‘GCE’’).

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Reimbursed expenses totaled $0.9 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively and $2.0 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively.

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

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors, except the Company, in GCP II and GSAVP, and are subject to clawback. Future losses (if any) in the value of the fund’s investments may require amounts previously recognized as profit overrides to be adjusted downward. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved. See ‘‘Note 3 — Investments’’ for further discussion of the merchant banking revenues recognized.

Investments

The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. Investments primarily include investments in GCP.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company had no bad debt expense for the six months ended June 30, 2006 and recorded bad debt expense of approximately $1.0 million for the six months ended June 30, 2005.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. For assets acquired on or after January 1, 2005, depreciation is computed by the straight-line method over the life of the assets. For assets acquired prior to January 1, 2005, depreciation is computed principally by an accelerated method over the life of the assets. Amortization of leasehold improvements is computed by the straight-line method over the lesser of the life of the asset or the term of the lease. The change in depreciation method in 2005 did not have a material impact on the Company’s results of operations.

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

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At June 30, 2006 and December 31, 2005, the carrying value of the Company’s financial instruments approximated fair value.

Securities

Securities represents municipal auction rate securities held by the Company which are treated as available for sale securities under FASB Statement No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. At June 30, 2006, the Company had a highly diversified portfolio of AAA-rated auction rate securities which generally provide liquidity at par, as they can be sold at regularly scheduled auctions on the interest reset dates. At December 31, 2005, the Company did not hold any municipal auction rate securities.

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

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (’’FIN 48’’), ’’Accounting for Uncertainty in Income Taxes’’. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ’’Accounting for Income Taxes’’. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating whether FIN 48 will have an impact to the consolidated financial statements.

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

Investment gains from the merchant banking activities are comprised of investment income, realized and unrealized gains from the Company’s investment in GCP and GSAVP, and the consolidated earnings of the respective general partners in which they have a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings of the general partner which are held by employees and former employees of the Company is recorded as minority interest.

The Company makes investment decisions for GCP and GSAVP and is entitled to receive from principally all of the limited partners an override of the profits realized from the funds. The Company includes in consolidated merchant banking revenue all realized and unrealized profit overrides it earns from GCP and GSAVP. This includes profit overrides of the managing general partner of GCP I with respect to all investments it made after January 1, 2004 and the profit overrides of the general partners of GCP II and GSAVP for all investments. From an economic perspective, profit overrides in respect of the investments made after January 1, 2004 are allocated 50% to the Company and 50% to employees of the Company. In addition, the Company also includes in merchant banking revenue its portion and certain employees’ portion of the profit overrides of GCP I with respect to investments made prior to January 1, 2004. The economic share of the profit overrides allocated to the employees of the Company is recorded as compensation expense.

The Company’s Merchant Banking revenue, by source, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Management fees	$3,786	$3,405	$7,148	$4,537
Net realized and unrealized gains on merchant banking investments	196	5,388	19,296	6,617
Merchant banking overrides	1,000	3,300	29,300	4,800
Other unrealized investment income	(88)	235	97	309
Merchant banking revenue	$4,894	$12,328	$55,841	$16,263

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values of the Company’s investments are as follows:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Investment in GCP I	$78,812	$85,293
Investment in GCP II	14,666	17,272
Investment in GSAVP	550	—
Other investments	1,667	1,570
Investments	$95,695	$104,135

At June 30, 2006 and December 31, 2005, included in investment in GCP I is $2.3 million and $2.9 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At June 30, 2006 and December 31, 2005, included in investment in GCP II is $0.3 million and $0.3 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At June 30, 2006 and December 31, 2005, approximately $17.1 million and $17.7 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of GCP. This amount may increase or decrease depending on the change in the fair value of the GCP funds portfolio and is payable, subject to claw back, at the time the funds realize cash proceeds.

At June 30, 2006, the Company had unfunded commitments of $6.5 million, $71.8 million and $10.5 million to GCP I, GCP II and GSAVP, respectively. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment dates.

At June 30, 2006 consolidated subsidiaries of GCP had outstanding borrowings of $168 million from a financial institution pursuant to credit agreements secured by the shares of common stock in a portfolio company owned by them and backed, under limited circumstances, by a recourse agreement issued by GCPLLC.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Portfolio Investments	$967,745	$860,974
Total Assets	990,110	911,175
Total Liabilities	159,032	72,235
Partners’ Capital	831,078	838,940

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net unrealized gain (loss) on investments	$(73,206)	$64,635	$133,873	$81,285
Net realized gain on investments	82,171	53,609	206,082	64,729
Investment income	8,591	2,189	15,998	10,578
Expenses	(4,092)	(2,087)	(6,164)	(4,615)
Net income	13,464	118,346	349,789	151,977

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Portfolio Investments	$164,539	$152,585
Total Assets	172,663	162,589
Total Liabilities	30,480	3,564
Partners’ Capital	142,183	159,025

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net unrealized gain (loss) on investments	$(8,145)	$8,053	$(3,645)	$8,053
Investment income	469	—	874	—
Expenses	(3,973)	(4,526)	(7,061)	(4,526)
Net income (loss)	(11,649)	3,527	(9,832)	3,527

On March 31, 2006, the Company completed the initial closing of GSAVP, its first venture capital fund, which will focus on early stage investments in companies in the greater New York Tri-State area. Total committed capital for GSAVP as of its initial closing is $80 million. The Company committed $11 million of the capital raised and the Company’s managing directors committed $20 million of the capital raised. Committed capital is expected to be drawn down from time to time over an investment period of up to five years.

Other Investments

In June 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC (’’Barrow Street III’’), of which $4.8 million remains unfunded at June 30, 2006. The remaining commitment to Barrow Street III will be funded as required through April 2009. Included above in other investments at June 30, 2006 and December 31, 2005, is $0.2 million and $0.2 million, respectively, related to the investment in Barrow Street III.

In 2004, GCP LLC was granted stock options as a transaction fee from a GCP I portfolio company. The options were exercised for common stock, and the fair value of the common stock of $1.4 million and $1.3 million is included in other investments above at June 30, 2006 and December 31, 2005, respectively.

Note 4 — Related Parties

At June 30, 2006 and December 31, 2005, the Company had a receivable of $0.6 million and $0.3 million, respectively, due from GCP relating to expense reimbursements, which is included in due from affiliates. At June 30, 2006, the Company had a receivable of $0.2 million due from GSAVP relating to expense reimbursements, which is included in due from affiliates.

Barrow Street Capital, a real estate investment management company, subleases office space from the Company, and reimburses the Company for the use of other facilities and participation in the Company’s health care plans.

A firm owned by an executive of the Company also subleases airplane and office space from the Company.

In April 2005, the Company accelerated the vesting of the restricted stock units granted to the controlling parties of Barrow Street Capital, and in May 2005, the Company settled these restricted

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

stock units for cash of $2.0 million. Included in compensation and benefits is $1.0 million and $1.4 million, respectively, for the three and six months ended June 30, 2005 in expenses related to the restricted stock units granted to the controlling parties of Barrow Street Capital as part of the Company’s initial public offering.

Due to affiliates at June 30, 2006 and December 31, 2005 represents undistributed earnings to the U.K. members of GCI from the period prior to the Reorganization. Included in accounts payable and accrued expenses at June 30, 2006 and December 31, 2005, respectively, is $0.1 million in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 5 — Revolving Bank Loan Facility

On January 31, 2006, the Company obtained from a U.S. commercial bank an unsecured $20.0 million revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on one month LIBOR plus 1.875% and interest is payable monthly. The revolving bank loan facility matures on August 1, 2007, but may be extended by a written agreement of lender and borrower. In addition, at least once during the period from January 31, 2006 through August 1, 2007, the Company must repay all loans borrowed under the facility, and it may not borrow again under the facility for a 30-day period following repayment, or demonstrate sufficient liquidity to accomplish the out of debt requirement without the necessity of repaying the outstanding borrowing. On June 30, 2006, the Company had borrowings of $3.0 million outstanding under the facility.

Note 6 — Stockholders’ Equity

On June 14, 2006, a dividend of $0.16 per share was paid to shareholders of record on May 24, 2006. Dividend equivalents of $0.2 million were paid on the restricted stock units that are expected to vest. Additionally, in July 2006, the Board of Directors of the Company declared a quarterly dividend of $0.19 per share. The dividend will be payable on September 13, 2006 to the common stockholders of record on August 23, 2006.

During the six months ended June 30, 2006, the Company repurchased in open market transactions 482,000 shares of its common stock at an average price of $63.46. In July 2006, the Board of Directors of the Company increased the authorization to repurchase up to $40.0 million of common stock in open market transactions. Additionally, in the first quarter of 2006, the Company closed the repurchase of 195,222 shares at a price of $46.80 per share from a former employee. The Company also purchased an additional 48,806 shares of common stock from the same former employee at a price of $48.75 per share. Additionally, during the six months ended June 30, 2006, the Company is deemed to have repurchased 49,348 shares of its common stock at an average price of $69.26 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

During the six months ended June 30, 2005, the Company repurchased in open market transactions 99,368 shares of its common stock at an average price of $32.56. Additionally, during the first six months of 2006 the Company is deemed to have repurchased 35,022 shares of its common stock at $35.35 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 — Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS – Earnings available to common stockholders	$13,277	$6,253	$41,488	$17,005
Denominator for basic EPS – weighted average number of common shares	29,494	30,987	29,546	30,951
Effect of dilutive securities
Restricted stock units	235	93	211	70
Denominator for diluted EPS – weighted average number of common shares anddilutive potential common shares	29,729	31,080	29,757	31,021
Earnings per share:
Basic	$0.45	$0.20	$1.40	$0.55
Diluted	$0.45	$0.20	$1.39	$0.55

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

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2006, G&Co’s net capital was $3.1 million, which exceeded its requirement by $1.7 million. G&Co’s aggregate indebtedness to net capital ratio was 7.10 to 1 at June 30, 2006. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI is subject to capital requirements of the FSA. As of June 30, 2006, GCI was in compliance with its local capital adequacy requirements.

Note 10 — Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructuring and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in GCP and GSAVP and the Company’s principal investments in such funds.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following provides a breakdown of our aggregate revenues by source for the three-month and six-month periods ended June 30, 2006 and 2005, respectively:

	Three Months Ended
	June 30, 2006		June 30, 2005
	Amount	% of Total	Amount	% of Total
	(in thousands)
Financial Advisory	$53,805	91%	$16,317	55%
Merchant Banking Fund Management & Other	5,539	9%	13,146	45%
Total Revenues	$59,344	100%	$29,463	100%

	Six Months Ended
	June 30, 2006		June 30, 2005
	Amount	% of Total	Amount	% of Total
	(in thousands
Financial Advisory	$103,121	64%	$55,787	76%
Merchant Banking Fund Management & Other	57,144	36%	17,603	24%
Total Revenues	$160,265	100%	$73,390	100%

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

Note 11 — Contingencies

In February 2003, the Company was retained to perform services on behalf of Loral Space & Communications, Inc. (’’Loral’’). Loral subsequently sought protection under Chapter 11 of the U.S. Bankruptcy Code (’’Chapter 11’’). The fees paid by Loral to the Company were approved periodically, on an interim basis, by the court in which Loral's Chapter 11 cases were pending. Loral's plan of reorganization was confirmed in late 2005. In early 2006, representatives of certain Loral securityholders objected to the Company's fees. The objections of one group of securityholders have been denied by the Bankruptcy Court. The Bankruptcy Court, in an order (’’Order’’) entered on July 24, 2006, denied the Company’s motion for summary judgment in respect of the remaining objections (those of the unsecured creditors’ committee (’’UCC’’)) and granted the UCC’s motion for summary judgment in part. One issue relating to the UCC’s objections remains pending before the Bankruptcy Court. Pursuant to the Order, the Company has placed in excess of $4.6 million in escrow, which is the amount the UCC has argued the Company should repay out of the full amount of fees paid to it in connection with the Loral assignment. The UCC has indicated that it will also seek interest on this amount from the time it was paid until it was placed in escrow. The Company intends to continue to contest the UCC’s objections vigorously and to appeal the denial of its summary judgment motion. However, if the UCC’s objections are ultimately sustained by the bankruptcy court and/or the Company’s appeal is denied, the Company may be required to pay to Loral the escrowed amount plus interest.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 — Subsequent Events

On July 7, 2006, the Company through a newly formed, wholly owned Canadian subsidiary, Greenhill & Co. Holding Canada Ltd., acquired Beaufort Partners, a Toronto based investment banking firm. The acquired company will operate as Greenhill & Co. Canada Ltd.

18

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, ‘‘we’’, ‘‘our’’, ‘‘firm’’ and ‘‘us’’ refer to Greenhill & Co., Inc.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as ‘‘may’’, ‘‘might’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘believe’’, ‘‘estimate’’, ‘‘predict’’, ‘‘potential’’ or ‘‘continue’’, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Report on Form 10-K under the caption ’’Risk Factors’’.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date hereof.

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto and Dallas. Our activities constitute a single business segment with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking fund management, which currently consists primarily of management of Greenhill’s private equity funds, Greenhill Capital Partners or GCP, and Greenhill’s venture capital fund, Greenhill Silicon Alley Venture Partners or GSAVP, and principal investments by Greenhill in those funds.

Historically, the majority of our revenues sources from our financial advisory business and we expect that to remain so for the near to medium term, although there may be periods such as the first quarter of 2006 in which merchant banking results outweighed our financial advisory earnings. The main driver of the Financial Advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. In addition, new managing director hires add incrementally to our revenue and income growth potential. The principal drivers of our merchant banking fund management revenues are realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. See the ’’Risk Factors’’ in our Report on Form 10-K filed with the Securities and Exchange Commission. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial advisory revenues were $53.8 million for the three months ended June 30, 2006 compared to $16.3 million for the three months ended June 30, 2005, which represents an increase of 230%. Financial advisory revenues were $103.1 million for the six months ended June 30, 2006 compared to $55.8 million for the six months ended June 30, 2005, which represents an increase of 85%. Global volume of completed M&A transactions was $1,280 billion in the first six months of 2006 compared to $854 billion in the first six months of 2005, a 50% increase1 ..

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

Merchant banking fund management and other revenues were $5.5 million for the three months ended June 30, 2006 compared to $13.2 million for the three months ended June 30, 2005, which represents a decrease of 58%. Merchant banking fund management and other revenues were $57.2 million for the six months ended June 30, 2006 compared to $17.6 million for the six months ended June 30, 2005, which represents an increase of 225%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds is principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II and GSAVP), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic conditions. During the six months ended June 30, 2006, several GCP portfolio companies benefited from favorable conditions in the financing markets. GCP’s energy investments also benefited from strong commodity prices. Conversely, several GCP portfolio companies’ share prices were adversely affected by movements in the public markets in the quarter ended June 30, 2006. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of merchant banking revenue realized by the firm.

Results of Operations

Summary

Our second quarter 2006 revenues of $59.3 million compare with revenues of $29.5 million for the second quarter of 2005, which represents an increase of $29.8 million or 101%. The increase in revenue in the second quarter 2006 revenue as compared to the same period in the prior year was primarily attributable to higher advisory revenue, partially offset by a decline in merchant banking revenue . On a year-to-date basis, revenue through June 30, 2006 was $160.3 million, compared to $73.4 million for the comparable period in 2005, representing an increase of $86.9 million or 118%. The increase in year-to-date revenues is due to both higher advisory fee revenue and higher merchant banking revenue in 2006 compared to 2005.

Our second quarter net income of $13.3 million compares with net income of $6.3 million for the second quarter of 2005, which represents an increase of $7.0 million or 111%. The increase was primarily due to increased financial advisory revenue, partially offset by greater compensation expense and an increase in non-compensation expense. On a year-to-date basis, net income was $41.5 million through June 30, 2006, compared to net income of $17.0 million for the comparable period in 2005, which represents an increase of 144%. This increase was primarily due to increased financial advisory and merchant banking revenues, partially offset by greater compensation expense.

Our quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which it advised and the levels of gain realized on our merchant banking investments, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

[1]	Source: Thomson Financial as of July 27, 2006.

Revenues By Source

The following provides a breakdown of our aggregate revenues by source for the three and six month periods ended June 30, 2006 and 2005, respectively:

Revenue by Principal Source of Revenue

	Three Months Ended
	June 30, 2006		June 30, 2005
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$53.8	91%	$16.3	55%
Merchant Banking Fund Management & Other	5.5	9%	13.2	45%
Total Revenues	$59.3	100%	$29.5	100%

	Six Months Ended
	June 30, 2006		June 30, 2005
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$103.1	64%	$55.8	76%
Merchant Banking Fund Management & Other	57.2	36%	17.6	24%
Total Revenues	$160.3	100%	$73.4	100%

Financial Advisory Revenues

Financial advisory revenues consist of retainers and success fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $53.8 million in financial advisory revenues in the second quarter of 2006 compared to $16.3 million in the second quarter of 2005, which represents an increase of 230%. For the six months ended June 30, 2006, Financial Advisory Revenues were $103.1 million compared to $55.8 million for the comparable period in 2005, representing an increase of 85%. The increase in our financial advisory revenues in the three and six months ended June 30, 2006 as compared to the same periods in the prior year reflected our continuing business development efforts and generally high levels of M&A volume.

Completed assignments in the second quarter of 2006 included:

•	the sale by Akzo Nobel N.V. of its Ink and Adhesive Resins business to Hexion Specialty Chemicals Inc.;

•	the acquisition by Bayer AG of Schering AG;

•	the sale by Ciba Specialty Chemicals Holding AG of its Textile Effects business to Huntsman Corporation; and

•	the sale by Daily Mail and General Trust plc of Aberdeen Journals Limited to D.C. Thomson & Co Limited.

We also benefited from a high level of retainer and other advisory fees unrelated to transaction completions.

We also announced the following personnel additions during the second quarter of 2006: the recruitment of a new advisory managing director, Philip Meyer-Horn (Frankfurt-based former head of corporate finance activities for BNP Paribas) and the acquisition of Beaufort Partners, a Toronto-based investment banking firm led by Bradley J. Crompton (the former President of Morgan Stanley Canada) and George C. Estey (the former Chairman and CEO of Goldman Sachs Canada). The acquisition of Beaufort Partners, which now operates under the Greenhill name, closed on July 7, 2006.

Merchant Banking Fund Management & Other Revenues

Our merchant banking fund management activities currently consist primarily of the management of and our investment in Greenhill’s merchant banking funds, GCP I, GCP II and GSAVP. We generate merchant banking revenue from (i) management fees paid by the funds, (ii) gains (or losses) on our investments in the merchant banking funds, and (iii) profit overrides. The following table sets forth additional information relating to our merchant banking and interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions, unaudited)
Management fees	$3.8	$3.5	$7.2	$4.5
Net realized and unrealized gains on merchant banking investments	0.2	5.4	19.3	6.6
Merchant banking overrides	1.0	3.3	29.3	4.8
Other unrealized investment income	(0.1)	0.2	0.1	0.3
Interest income	0.6	0.8	1.3	1.4
Merchant banking & other income	$5.5	$13.2	$57.2	$17.6

We earned $5.5 million in merchant banking fund management & other revenues in the second quarter of 2006 compared to $13.2 million in the second quarter of 2005, representing a decrease of 58%. This decrease is primarily due to lower realized and unrealized principal investment gains in the Greenhill Capital Partners (‘‘GCP’’) portfolio, a decrease in the recognized amounts of profit overrides associated with gains in the GCP portfolio and a decrease in interest income, offset partially by higher asset management fees resulting from greater assets under management.

For the first six months of 2006, we earned $57.2 million in Merchant Banking Fund Management & Other Revenues compared to $17.6 million in the first six months of 2005, an increase of 225%. These increases are primarily due to higher realized and unrealized principal investment gains in the Greenhill Capital Partners (GCP) portfolio, an increase in the profit overrides associated with gains in the GCP portfolio, higher asset management fees resulting from greater assets under management and higher dividend income and distributions of earnings from portfolio companies.  GCP gains and losses relating to investments made in 2004 or later have a larger impact on the our revenue because of our increased investment in, and increased participation in profit overrides relating to, GCP starting in early 2004. The gains recognized in the first six months of 2006 were principally derived from investments made in 2004. As of June 30, 2006, we have recognized gains on a significant number of the portfolio companies in which GCP invested prior to 2005.

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

During the second quarter of 2006, one GCP portfolio company completed a secondary public offering, one portfolio company was recapitalized and GCP received quarterly dividends from several of its portfolio companies. In April 2006,    Hercules Offshore (NASDAQ: HERO) completed a secondary public offering. GCP sold 32% of its original position in this secondary offering. Including proceeds from the sale of a portion of GCP’s stock in the initial public offering of Hercules, GCP has returned cash significantly in excess of its invested capital in Hercules. In total, GCP (and the firm) earned revenue related to 5 portfolio companies and incurred losses relating to 4 portfolio companies in the second quarter of 2006.

In terms of new investment activity during the second quarter of 2006, GCP invested an additional $13 million (11% of which was firm capital) (consisting of add-on investments in existing portfolio companies) compared to $74 million (11% of which was firm capital) invested in the same period of 2005.

On March 31, 2006, we announced the initial closing of GSAVP, our first venture capital fund, which will focus on early stage investments in companies in the greater New York Tri-State area. Total committed capital for GSAVP as of its initial closing is $80 million. The firm committed $11 million of the capital raised and the firm’s managing directors have personally committed a further $20 million. The remainder of the committed capital was raised from a variety of institutional investors, as well as from wealthy families and corporate executives. Committed capital is expected to be drawn down from time to time over an investment period of up to five years to fund investments. During the second quarter of 2006 we funded $550,000 of our commitment.

The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the first three and six months of 2006 and 2005 are not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

We classify operating expenses as compensation and benefits expense and non-compensation expenses.

Our operating expenses for the second quarter of 2006 were $37.6 million, which compares to $19.5 million of operating expenses for the second quarter of 2005. This represents an increase in operating expenses of $18.1 million or 93%, which relates principally to an increase in compensation expense and is described in more detail below.  The pre-tax income margin was 37% in the second quarter of 2006 compared to 33% for the second quarter of 2005.

For the six months ended June 30, 2006, total operating expenses were $91.4 million, which compares to total operating expenses of $46.2 million for the comparable period in 2005. The increase of $45.2 million or 98% relates principally to an increase in compensation expense and is described in more detail below. The pre-tax income margin for the six months ended June 30, 2006 was 42% compared to 37% for the comparable period in 2005.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions, unaudited)
Employee Compensation & Benefits Expense	$26.4	$11.7	$73.6	$31.7
% of Revenues	45%	40%	46%	43%
Non-Compensation Expense	11.2	7.8	17.8	14.5
% of Revenues	19%	26%	11%	20%
Total Operating Expense	37.6	19.5	91.4	46.2
% of Revenues	63%	66%	57%	63%
Minority Interest in Net Income of Affiliates	0.0	0.1	1.7	0.2
Total Income Before Tax	21.7	9.8	67.2	27.0
Pre-tax Income Margin	37%	33%	42%	37%

Compensation and Benefits

Our employee compensation and benefits expense in the second quarter of 2006 was $26.4 million, which reflects a 45% ratio of compensation to revenues. This amount compares to $11.7 million for the second quarter of 2005, which reflected a 40% ratio of compensation to revenues.

The increase of $14.7 million or 126% is primarily due to the higher level of revenues in the second quarter of 2006 and a higher ratio of compensation to revenues as well as the impact of increased amortization of previously issued restricted stock units. For the six months ended June 30, 2006, our employee compensation and benefits expense was $73.6 million, which compares against $31.7 million of compensation and benefits expense for the six months ended June 30, 2005. The increase of $41.9 million or 132% is primarily due to the higher level of revenues in the first six months of 2006 compared to the comparable period in 2005 and a higher ratio of compensation to revenues as well as the impact of increased amortization of previously issued restricted stock units. For the six months ended June 30, 2006, the ratio of compensation to revenues was 46%, compared to a 43% ratio of compensation to revenues for the comparable period in 2005.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular quarter depending upon the amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular quarter may not be indicative of compensation expense in a future period.

Non-Compensation Expense

Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, travel and entertainment, insurance, recruitment, depreciation and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $11.2 million in the second quarter of 2006, which compared to $7.8 million in the second quarter of 2005, representing an increase of 44%. The increase is related principally to increases in expenses and provisions for legal contingencies, increases in occupancy and other costs associated with new office space in London and New York, and increases in information services, travel and communications primarily as a result of additional personnel and business development activities, offset in part by the absence of the third-party fee related to fundraising for GCP II in the second quarter of 2006 as compared to the same period in 2005.

For the first six months of 2006, our non-compensation expenses were $17.8 million, which compared to $14.5 million in the first six months of 2005, representing an increase of 23%. The increase is related principally to increases in expenses and provisions for legal contingencies, increases in occupancy and other costs associated with new office space in London, New York and Dallas, and greater information services, travel and communications primarily as a result of additional personnel and business development activities, offset in part by the absence of the third-party fee related to fundraising for GCP II in 2006 as compared to the same period in 2005 and the absence of uncollectible accounts in 2006 as compared to the same period of 2005.

Non-compensation expense as a percentage of revenue in the three and six months ended June 30, 2006 were 19% and 11%, respectively, compared to 26% and 20% for the three and six months ended June 30, 2005. The decrease in these non-compensation expenses as a percentage of revenue in the three and six months ended June 30, 2006 as compared to the same periods in 2005 reflects a modest increase in non-compensation expenses compared to significantly greater revenue.

Our non-compensation expense as a percentage of revenue can vary as a result of a variety of factors including fluctuation in quarterly revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, currency movements and other factors. Accordingly, the non-compensation expense as a percentage of revenue in any particular quarter may not be indicative of the non-compensation expense as a percentage of revenue in future periods.

Provision for Income Taxes

The provision for taxes in the second quarter of 2006 was $8.4 million, which reflects an effective tax rate of approximately 39%. This compares to a provision for taxes in the second quarter of 2005 of $3.6 million based on an effective tax rate of approximately 36% for the period. The increase in the provision for taxes for the three months ended June 30, 2006 compared to the same period in the prior year resulted primarily from higher pre-tax income and a higher effective tax rate applied to a greater proportion of our income that was earned in higher tax rate jurisdictions in the second quarter of 2006 as compared to the second quarter of 2005.

For the six months ended June 30, 2006, the provision for taxes was $25.8 million, which reflects an effective tax rate of approximately 38%. This compares to a provision for taxes for the six months ended June 30, 2005 of $10.0 million based on an effective tax rate of approximately 37% for the period. The increase in the provision for taxes in the first six months of 2006 primarily resulted from higher pre-tax income in the period and a higher effective tax rate primarily due to the fact that a greater proportion of our 2006 year-to-date income was earned in higher tax rate jurisdictions than in the same period in the prior year.

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

To increase our financial flexibility, on January 31, 2006, we obtained from a U.S. commercial bank an unsecured $20.0 million revolving loan facility to provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes. Interest on borrowings is based on LIBOR plus 1.875%.  The revolving bank loan facility matures on August 1, 2007. At June 30, 2006, $3.0 million of borrowings were outstanding on the loan facility.

As of June 30, 2006, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP, GSAVP and other merchant banking activities of $93.5 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates.

During the six months ended June 30, 2006, the firm repurchased in open market transactions 482,000 shares of its common stock at an average price of $63.46. In July 2006, the Board of Directors of Greenhill & Co. Inc. increased the authorization to repurchase up to $40.0 million of common stock in open market transactions. Additionally, in early 2006, we closed the repurchase of 195,222 shares at a price of $46.80 per share from a former employee. We also purchased an additional 48,806 shares of common stock from the same former employee at a price of $48.75 per share. Additionally, during the six months ended June 30, 2006, we are deemed to have repurchased 49,348 shares of its common stock at an average price of $69.26 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

In connection with the legal proceeding described in Part II — Other Information, Item 1 — Legal Proceedings , we placed in escrow $4.6 million on July 28, 2006.

Cash Flows

In the first six months of 2006, our cash and cash equivalents decreased by $39.4 million from December 31, 2005. We used $42.0 million in operating activities, including a net decrease in working capital of $45.0 million (principally from the payment of annual bonuses and an increase in accounts receivable), partially offset by $3.0 million from net income after giving effect to the non-cash items. We generated $41.0 million in investing activities, including $59.5 million from distributions from our merchant banking investments, partially offset by $9.6 million used for the purchase of auction rate securities and $6.6 million for leasehold improvements and equipment purchases. We used $40.8 million for financing activities, including $36.4 million for the repurchase of our common stock and $9.8 million for the payment of dividends which were partially funded through net borrowings of $3.0 million.

In the first six months of 2005, our cash and cash equivalents increased by $33.6 million from December 31, 2004. We generated $43.5 million in investing activities, including $52.4 million from the net sale of securities and $6.0 million from distributions from our merchant banking investments, partially offset by $14.1 million in new investments in our merchant banking funds. We generated $2.2 million from operating activities, including $11.5 from net income after giving effect to the non-cash items, partially offset by a net decrease in working capital of $9.2 million (principally from the payment of annual bonuses). We used $10.1 million for financing activities, including $6.4 million for the payment of dividends and $4.5 million for the repurchase of our common stock.

Contractual Obligations

On March 31, 2006, affiliates of GCP amended one existing credit agreement and entered into one new credit agreement with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and pursuant to which they have borrowed in the aggregate $168 million, secured by the shares of Global Signal Inc. common stock owned by them (which comprises substantially all of their assets). Under the terms of a separate recourse agreement, the lenders will have recourse to Greenhill Capital Partners, LLC in the event of fraud or intentional or grossly negligent misrepresentations by the borrowers or the institution of insolvency proceedings by or against the borrower, Greenhill Capital Partners LLC or the general partners of GCP. Proceeds from the loans were used to fund distributions to GCP’s limited partners, which include executive officers of Greenhill and the firm. The credit agreements mature in September 2007.

Market Risk

We limit our investments to (1) short-term cash investments and other securities, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments in Greenhill Capital Partners and other merchant banking funds.

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

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on our principal investments. Significant volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking investments that are publicly traded securities or are privately held securities owned for more than one year. Our analysis showed that if we assume that at June 30, 2006, the market prices of all public securities, and therefore, the general equity market, were 10% lower, the impact on our operations would be a decrease in revenues of $8.5 million. We do not believe there would be any other material impact. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 33% of our revenues for the six months ended June 30, 2006 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

Basis of Financial Information

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and related footnotes, including investment valuations, compensation accruals and other matters. We believe that the estimates used in preparing our condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

The condensed consolidated financial statements of the firm include all consolidated accounts and Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, after eliminations of all significant inter-company accounts and transactions. In accordance with revised Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 46 (‘‘FIN 46-R’’), ‘‘Consolidation of Variable Interest Entities’’, the firm consolidates the general partners of our merchant banking funds in which we have a majority of the economic interest. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ‘‘Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,’’ is subject to removal by a simple majority of unaffiliated third-party investors.

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

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of unaffiliated investors of GCP I, principally all investors, except the firm, in GCP II and GSAVP, and are subject to clawback. Future losses in the value of the fund’s investments may require amounts previously recognized as profit overrides to be reversed to the fund in future periods. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved.

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

Part II — Other Information

Item 1.    Legal Proceedings

In February 2003, the firm was retained to perform services on behalf of Loral Space & Communications, Inc. (‘‘Loral’’). Loral subsequently sought protection under Chapter 11 of the U.S. Bankruptcy Code (’’Chapter 11’’). The fees paid by Loral to Greenhill were approved periodically, on an interim basis, by the court in which Loral's Chapter 11 cases were pending. Loral's plan of reorganization was confirmed in late 2005. In early 2006, representatives of certain Loral securityholders objected to Greenhill's fees. The objections of one group of securityholders have been denied by the Bankruptcy Court. The Bankruptcy Court, in an order (’’Order’’) entered on July 24, 2006, denied Greenhill’s motion for summary judgment in respect of the remaining objections (those of the unsecured creditors’ committee (’’UCC’’)) and granted the UCC’s motion for summary judgment in part. One issue relating to the UCC’s objections remains pending before the Bankruptcy Court. Pursuant to the Order, Greenhill has placed in excess of $4.6 million in escrow, which is the amount the UCC has argued Greenhill should repay out of the full amount of fees paid to it in connection with the Loral assignment. The UCC has indicated that it will also seek interest on this amount from the time it was paid until it was placed in escrow. Greenhill intends to continue to contest the UCC’s objections vigorously and to appeal the denial of its summary judgment motion. However, if the UCC’s objections are ultimately sustained by the bankruptcy court and/or Greenhill’s appeal is denied, Greenhill may be required to pay to Loral the escrowed amount plus interest.

Item 1A: Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the Second Quarter of 2006:

Period	Total Number of Shares Repurchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[3]
April 1 – April 30	33,600	$70.16	33,600	$34,169,148
May 1 – May 30	244,350	65.59	244,350	18,141,440
June 1 – June 30	142,900	61.10	142,900	9,410,401

2	Excludes 44,929 shares the Company is deemed to have repurchased at $70.37 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

3	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $40,000,000 in shares of our common stock, as announced on January 25, 2006. Our Board of Directors subsequently, on July 27, 2006, granted a new authorization to purchase up to $40,000,000 of shares of our common stock.

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

Date: August 4, 2006

GREENHILL & CO., INC.
By: /s/ ROBERT F. GREENHILL
Name: Robert F. Greenhill Title: Chairman and Chief Executive Officer
By: /s/ JOHN D. LIU
Name: John D. Liu Title: Chief Financial Officer