Form 10-Q
period 2006-09-30
GREENHILL & CO INC
filed 2006-11-03
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

As of October 30, 2006, there were 28,600,740 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents(1)	$70,121,484	$83,240,865
Securities	9,573,637
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.9 million and $1.1 million as of September 30, 2006 and December 31, 2005, respectively	33,192,922	27,336,205
Other receivables	2,190,257	933,468
Property and equipment, net of accumulated depreciation and amortization of $28.0 million and $27.6 million as of September 30, 2006 and December 31, 2005, respectively	14,903,559	8,638,632
Investments	111,465,436	104,135,337
Due from affiliates	681,093	260,537
Goodwill	17,613,132	—
Other assets	10,802,145	10,396,077
Total assets	$270,543,665	$234,941,121
Liabilities and Stockholders’ Equity
Compensation payable	$54,198,859	$61,219,698
Accounts payable and accrued expenses	11,650,356	15,984,768
Bank loan payable	12,300,000	—
Taxes payable	45,855,190	38,346,740
Due to affiliates	1,445,044	1,445,044
Total liabilities	125,449,449	116,996,250
Minority interest in net assets of affiliates	2,917,461	3,229,537
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 31,028,760 and 30,880,024 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	310,286	308,800
Restricted stock units	18,722,249	8,931,618
Additional paid-in capital	115,944,223	109,961,120
Exchangeable shares of subsidiary; 257,156 shares issued and outstanding	15,352,213
Retained earnings	97,723,301	57,595,530
Accumulated other comprehensive loss	(383,645)	(3,025,186)
Treasury stock, at cost; 2,407,593 and 1,650,496 shares as of September 30, 2006 and December 31, 2005, respectively	(105,491,872)	(59,056,548)
Stockholders’ equity	142,176,755	114,715,334
Total liabilities, minority interest and stockholders’ equity	$270,543,665	$234,941,121

(1)	Includes restricted cash of $4,677,732 as of September 30, 2006. See Note 12.

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Financial advisory fees	$47,604,625	$35,299,486	$150,725,168	$91,086,984
Merchant banking revenue	9,193,646	29,911,754	65,034,995	46,174,382
Interest income	841,433	820,434	2,144,616	2,160,453
Total Revenues	57,639,704	66,031,674	217,904,779	139,421,819
Expenses
Employee compensation and benefits	26,471,823	30,707,309	100,048,222	62,360,470
Occupancy and equipment rental	2,418,701	1,801,945	6,668,940	4,765,690
Depreciation and amortization	856,806	622,941	2,049,631	1,897,102
Information services	1,103,871	894,643	3,270,223	2,702,949
Professional fees	990,890	895,362	2,644,360	3,171,177
Travel related expenses	1,112,856	1,215,157	3,773,733	3,619,541
Other operating expenses	2,529,174	1,358,434	8,385,857	5,140,011
Total Expenses	35,484,121	37,495,791	126,840,966	83,656,940
Income before Tax and Minority Interest	22,155,583	28,535,883	91,063,813	55,764,879
Minority interest in net income of affiliates	92,258	696,409	1,754,788	925,384
Income before Tax	22,063,325	27,839,474	89,309,025	54,839,495
Provision for taxes	7,895,499	10,022,201	33,653,275	20,017,218
Net Income	$14,167,826	$17,817,273	$55,655,750	$34,822,277
Weighted average common shares outstanding:
Basic	29,468,127	30,628,431	29,575,097	30,843,199
Diluted	29,571,666	30,765,357	29,711,057	30,923,528
Earnings per share
Basic	$0.48	$0.58	$1.88	$1.13
Diluted	$0.48	$0.58	$1.87	$1.13

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in
Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Common stock, par value $0.01 per share
Common stock, beginning of the year	$308,800	$307,500
Common stock issued	1,486	1,300
Common stock, end of the period	310,286	308,800
Restricted stock units
Restricted stock units, beginning of the year	8,931,618	3,396,714
Restricted stock units recognized	13,139,793	9,023,251
Restricted stock units delivered	(3,349,162)	(3,488,347)
Restricted stock units, end of the period	18,722,249	8,931,618
Additional paid-in capital
Additional paid-in capital, beginning of the year	109,961,120	106,743,051
Common stock issued	3,456,390	2,344,158
Tax benefit from the delivery of restricted stock units	2,526,713	873,911
Additional paid-in capital, end of the period	115,944,223	109,961,120
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	—	—
Exchangeable shares of subsidiary issued	15,352,213	—
Exchangeable shares of subsidiary, end of the period	15,352,213	—
Retained earnings
Retained earnings, beginning of the year	57,595,530	15,781,529
Dividends	(15,527,979)	(13,718,283)
Net income	55,655,750	55,532,284
Retained earnings, end of the period	97,723,301	57,595,530
Other comprehensive income
Other comprehensive income, beginning of the year	(3,025,186)	1,222,235
Currency translation adjustment	2,641,541	(4,247,421)
Other comprehensive (loss) income, end of the period	(383,645)	(3,025,186)
Treasury Stock, at cost
Treasury stock, beginning of the year	(59,056,548)	(211,926)
Repurchased	(46,435,324)	(58,844,622)
Treasury stock, end of the period	(105,491,872)	(59,056,548)
Total stockholders’ equity	$142,176,755	$114,715,334

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$55,655,750	$34,822,277
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments to net income:
Depreciation and amortization	2,049,631	1,897,102
Net realized and unrealized (gains) losses on investments	(53,792,083)	(38,272,382)
Restricted stock units recognized and common stock issued	13,248,508	6,751,274
Changes in operating assets and liabilities:
Financial advisory fees receivable	(5,856,717)	11,884,991
Due from affiliates	(420,556)	(137,984)
Other receivables and assets	(1,398,691)	(213,821)
Compensation payable	(7,020,839)	568,446
Accounts payable and accrued expenses	(4,334,412)	257,978
Minority interest in net assets of affiliates	(312,076)	1,643,689
Taxes payable	7,508,450	9,039,550
Cash settlement of restricted stock units		(1,988,870)
Net cash provided by operating activities	5,326,965	26,252,250
Investing activities:
Purchase of investments	(13,042,133)	(14,104,193)
Distributions received from investments	59,504,117	8,676,502
Purchase of securities	(19,808,532)	(158,531,476)
Sale of securities	10,234,895	210,948,146
Purchase of property and equipment	(8,499,006)	(1,134,673)
Purchase of Beaufort Partners Limited, net of cash acquired	(2,260,919)	—
Net cash provided by investing activities	26,128,422	45,854,306
Financing activities:
Proceeds of revolving bank loan	40,800,000	—
Repayment of revolving bank loan	(28,500,000)	—
Dividends paid	(15,527,979)	(10,052,356)
Purchase of treasury stock	(46,435,324)	(32,595,689)
Net tax benefit from the delivery of restricted stock units	2,526,713	830,851
Proceeds from the issuance of common stock	—	(54,959)
Net cash used in financing activities	(47,136,590)	(41,872,153)
Effect of exchange rate changes on cash and cash equivalents	2,561,822	(2,583,555)
Net (decrease) increase in cash and cash equivalents	(13,119,381)	27,650,848
Cash and cash equivalents, beginning of period	83,240,865	60,806,951
Cash and cash equivalents, end of period(1)	$70,121,484	$88,457,799
Supplemental disclosure of cash flow information:
Cash paid for interest	$150,753	$—
Cash paid for taxes, net of refunds	$22,037,100	$9,635,560

(1)	Includes restricted cash of $4,677,732 as of September 30, 2006. See Note 12.

See accompanying notes to condensed consolidated financial statements (unaudited).

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

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (‘‘G&Co’’), Greenhill Capital Partners, LLC (‘‘GCPLLC’’), Greenhill Aviation Co., LLC (‘‘GAC’’), Greenhill & Co. Europe Limited (‘‘GCE’’), and Greenhill & Co. Holding Canada Ltd (‘‘GCH’’).

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

On July 6, 2006, the Company, through a newly formed, wholly-owned Canadian subsidiary, GCH, acquired Beaufort Partners Limited, a Toronto based investment banking firm. The acquired company operates as Greenhill & Co. Canada Ltd.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Reimbursed expenses totaled $0.9 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively and $2.9 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Investments

The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. Investments primarily include investments in GCP and GSAVP.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company had no bad debt expense for the nine months ended September 30, 2006 and recorded bad debt expense of approximately $0.6 million for the nine months ended September 30, 2005.

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

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating business is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At September 30, 2006 and December 31, 2005, the carrying value of the Company’s financial instruments approximated fair value. Restricted cash of $4.7 million at September 30, 2006, represents cash held in a segregated account in connection with the legal proceeding described in Note 12-Contingencies.

Securities

Securities represents municipal auction rate securities held by the Company which are treated as available for sale securities under FASB Statement No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. At September 30, 2006, the Company had a highly diversified portfolio of AAA-rated auction rate securities which generally provide liquidity at par, as they can be sold at regularly scheduled auctions on the interest reset dates. At December 31, 2005, the Company did not hold any municipal auction rate securities.

Accounting Developments

In June 2005, the EITF reached consensus on Issue No. 04-5, ‘‘Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,’’ which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. The Company, as the general partner of merchant banking partnerships, was required to adopt the provisions of EITF 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of 2006 for partnerships formed on or before June 29, 2005 that have not been modified. The Company provides the unaffiliated limited partners in these funds with simple majority rights to remove the general partner or rights to terminate the partnerships and, therefore, the adoption of EITF 04-5 on January 1, 2006 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes’’. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating whether FIN 48 will have an impact to the consolidated financial statements.

On September 15, 2006 the FASB issued, FASB Statement No. 157 (‘‘FAS 157’’) on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of FAS 157 are effective for fiscal years beginning after November 17, 2007. The Company is currently evaluating whether FAS 157 will have an impact to the consolidated financial statements.

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

The Company’s Merchant Banking revenue, by source, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Management fees	$4,095	$3,365	$11,243	$7,902
Net realized and unrealized gains on merchant banking investments	2,769	14,229	22,065	20,846
Merchant banking overrides	2,200	12,100	31,500	16,900
Other unrealized investment income	130	218	227	526
Merchant banking revenue	$9,194	$29,912	$65,035	$46,174

The carrying values of the Company’s investments are as follows:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Investment in GCP I	$83,763	$85,293
Investment in GCP II	25,355	17,272
Investment in GSAVP	550	—
Other investments	1,797	1,570
Investments	$111,465	$104,135

At September 30, 2006 and December 31, 2005, included in investment in GCP I is $2.4 million and $2.9 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At September 30, 2006 and December 31, 2005, included in investment in GCP II is $0.5 million and $0.3 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At September 30, 2006 and December 31, 2005, approximately $18.3 million and $17.7 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of GCP. This amount may increase or decrease depending on the change in the fair value of the GCP funds portfolio and is payable, subject to claw back, at the time the funds realize cash proceeds.

At September 30, 2006, the Company had unfunded commitments of $6.5 million, $59.9 million and $10.4 million to GCP I, GCP II and GSAVP, respectively. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment dates.

At September 30, 2006 consolidated subsidiaries of GCP had outstanding borrowings of $168 million from a financial institution pursuant to credit agreements secured by the shares of common stock in a portfolio company owned by them and backed, under limited circumstances, by a recourse agreement issued by GCPLLC.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Portfolio Investments	$1,028,076	$860,974
Total Assets	1,050,272	911,175
Total Liabilities	157,506	72,235
Partners’ Capital	892,766	838,940

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net unrealized gain (loss) on investments	$55,643	$198,912	$210,557	$280,197
Net realized gain on investments	4,475	35,406	189,516	100,135
Investment income	6,478	4,601	22,476	15,180
Expenses	(3,859)	(1,908)	(10,023)	(6,523)
Net income	$62,737	$237,011	$412,526	$388,989

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Portfolio Investments	$237,271	$152,585
Total Assets	257,343	162,589
Total Liabilities	12,863	3,564
Partners’ Capital	244,480	159,025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net unrealized gain (loss) on investments	$674	$5,636	$(2,971)	$13,689
Investment income	435	22	1,309	22
Expenses	(3,840)	(2,486)	(10,901)	(7,012)
Net income (loss)	$(2,731)	$3,172	$(12,563)	$6,699

On September 29, 2006, the Company completed the final closing of GSAVP, its first venture capital fund, which will focus on early stage investments in companies in the greater New York Tri-State area. Total committed capital for GSAVP was $101.5 million. The Company committed $10.9 million of the capital raised and the Company’s managing directors committed $22.6 million of the capital raised. Committed capital is expected to be drawn down from time to time over an investment period of up to five years.

Other Investments

In June 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC (‘‘Barrow Street III’’), of which $4.8 million remains unfunded at September 30, 2006. The remaining commitment to Barrow Street III will be funded as required through April 2009. Included above in other investments at September 30, 2006 and December 31, 2005, is $0.2 million and $0.2 million, respectively, related to the investment in Barrow Street III.

In 2004, GCPLLC was granted stock options as a transaction fee from a GCP I portfolio company. The options were exercised for common stock, and the fair value of the common stock of $1.5 million and $1.3 million is included in other investments above at September 30, 2006 and December 31, 2005, respectively.

Note 4 — Goodwill

On July 6, 2006, the Company acquired through its wholly owned subsidiary, GCH, 100 % of the outstanding share capital of Beaufort Partners Limited, an independent investment bank based in Toronto, Canada. The acquisition was accounted for as a purchase and we have preliminarily allocated approximately $17.6 million of the purchase price to goodwill.

Note 5 — Related Parties

At September 30, 2006 and December 31, 2005, the Company had a receivable of $0.2 million and $0.3 million, respectively, due from GCP relating to expense reimbursements, which is included in due from affiliates. At September 30, 2006, the Company had a receivable of $0.4 million due from GSAVP relating to expense reimbursements, which is included in due from affiliates.

Barrow Street Capital, a real estate investment management company, subleased office space from the Company through August 2006. Under that arrangement, Barrow Street Capital reimbursed the Company for the use of other facilities and participation in the Company’s health care plans.

A firm owned by an executive of the Company also subleases airplane and office space from the Company.

In April 2005, the Company accelerated the vesting of the restricted stock units granted to the controlling parties of Barrow Street Capital, and in May 2005, the Company settled these restricted stock units for cash of $2.0 million. Included in compensation and benefits is $1.4 million for the nine months ended September 30, 2005 in expenses related to the restricted stock units granted to the controlling parties of Barrow Street Capital as part of the Company’s initial public offering.

Due to affiliates at September 30, 2006 and December 31, 2005 represents undistributed earnings to the U.K. members of GCI from the period prior to the Company’s reorganization. Included in accounts payable and accrued expenses at September 30, 2006 and December 31, 2005, respectively, is $0.1 million in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 6 — Revolving Bank Loan Facility

During 2006, the Company obtained from a U.S. commercial bank an unsecured $20.0 million revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on one month LIBOR plus 1.875% and interest is payable monthly. The revolving bank loan facility matures on August 1, 2007, but may be extended by a written agreement of lender and borrower. In addition, at least once during the period from January 31, 2006 through August 1, 2007, the Company must repay all loans borrowed under the facility, and it may not borrow again under the facility for a 30-day period following repayment, or demonstrate sufficient liquidity to accomplish the out of debt requirement without the necessity of repaying the outstanding borrowing. On September 30, 2006, the Company had borrowings of $12.3 million outstanding under the facility.

Note 7 — Stockholders’ Equity

On September 13, 2006, a dividend of $0.19 per share was paid to shareholders of record on August 23, 2006. Dividend equivalents of $0.3 million were paid on the restricted stock units that are expected to vest. Additionally, in October 2006, the Board of Directors of the Company declared a quarterly dividend of $0.19 per share. The dividend will be payable on December 13, 2006 to the common stockholders of record on November 22, 2006.

On July 6, 2006, in connection with the acquisition of Beaufort Partners Limited, GCH issued 257,156 shares of non-voting exchangeable shares valued at $15,352,213, which are exchangeable into the same number of shares of Common Stock of the Company subject to certain conditions and are entitled to receive the same dividends (if any) as paid in respect of the Common Stock.

During the nine months ended September 30, 2006, the Company repurchased in open market transactions 652,500 shares of its common stock at an average price of $61.71. The Company is authorized to repurchase an additional $30.3 million of common stock in open market transactions. Additionally, in the first quarter of 2006, the Company closed the repurchase of 195,222 shares at a price of $46.80 per share from a former employee. The Company also purchased an additional 48,806 shares of common stock from the same former employee at a price of $48.75 per share. Additionally, during the nine months ended September 30, 2006, the Company is deemed to have repurchased 55,791 shares of its common stock at an average price of $67.96 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

During the nine months ended September 30, 2005, the Company repurchased in open market transactions 270,556 shares of its common stock at an average price of $37.76. During that first nine months of 2005, the Company also repurchased 800,000 shares from a former employee at a price of $26.22 per share. Additionally, during the first nine months of 2005 the Company is deemed to have repurchased 39,376 shares of its common stock at $35.75 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS – Earnings available to common stockholders	$14,168	$17,817	$55,656	$34,822
Denominator for basic EPS – weighted average number of common shares	29,468	30,628	29,575	30,843
Effect of dilutive securities
Restricted stock units	104	137	136	81
Denominator for diluted EPS – weighted average number of common and dilutive potential common shares	29,572	30,765	29,711	30,924
Earnings per share:
Basic	$0.48	$0.58	$1.88	$1.13
Diluted	$0.48	$0.58	$1.87	$1.13

Note 9 — Income Taxes

The Company’s effective rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.

Note 10 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2006, G&Co’s net capital was $6.2 million, which exceeded its requirement by $4.4 million. G&Co’s aggregate indebtedness to net capital ratio was 4.41 to 1 at September 30, 2006. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI is subject to capital requirements of the FSA. As of September 30, 2006, GCI was in compliance with its local capital adequacy requirements.

Note 11 — Business Information

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

The following provides a breakdown of our aggregate revenues by source for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended
	September 30, 2006		September 30, 2005
	Amount	% of Total	Amount	% of Total
	(in thousands)
Financial Advisory	$47,605	83%	$35,300	53%
Merchant Banking Fund Management & Other	10,035	17%	30,732	47%
Total Revenues	$57,640	100%	$66,032	100%

	Nine Months Ended
	September 30, 2006		September 30, 2005
	Amount	% of Total	Amount	% of Total
	(in thousands)
Financial Advisory	$150,725	69%	$91,087	65%
Merchant Banking Fund Management & Other	67,180	31%	48,335	35%
Total Revenues	$217,905	100%	$139,422	100%

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

Note 12 — Contingencies

In February 2003, the firm was retained to perform services on behalf of Loral Space & Communications, Inc. (‘‘Loral’’). Loral subsequently sought protection under Chapter 11 of the U.S. Bankruptcy Code (‘‘Chapter 11’’). The fees paid by Loral to Greenhill were approved periodically, on an interim basis, by the court in which Loral's Chapter 11 cases were pending. Loral's plan of reorganization was confirmed in late 2005. In early 2006, representatives of certain Loral security holders objected to Greenhill's fees. The objections of one group of security holders have been denied by the Bankruptcy Court and the subsequent appeal of the denial has been withdrawn. The Company has reached an agreement, which has been approved by the Bankruptcy Court, to dispose of the remaining objections (those of the unsecured creditors’ committee) pursuant to which a portion of the amount previously placed in escrow in connection with the dispute will be returned to the Company.

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

Financial advisory revenues were $47.6 million for the three months ended September 30, 2006 compared to $35.3 million for the three months ended September 30, 2005, which represents an increase of 35%. Financial advisory revenues were $150.7 million for the nine months ended September 30, 2006 compared to $91.1 million for the nine months ended September 30, 2005, which represents an increase of 65%. Global volume of completed M&A transactions was $1,876 billion in the first nine months of 2006 compared to $1,563 billion in the first nine months of 2005, a 20% increase1.

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

Merchant banking fund management and other revenues were $10.0 million for the three months ended September 30, 2006 compared to $30.7 million for the three months ended September 30, 2005, which represents a decrease of 67%. Merchant banking fund management and other revenues were $67.2 million for the nine months ended September 30, 2006 compared to $48.3 million for the nine months ended September 30, 2005, which represents an increase of 39%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds is principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II and GSAVP), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic conditions. During the nine months ended September 30, 2006, several GCP portfolio companies benefited from favorable conditions in the financing markets. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of merchant banking revenue realized by the firm.

Results of Operations

Summary

Our third quarter 2006 revenues of $57.6 million compare with revenues of $66.0 million for the third quarter of 2005, which represents a decrease of $8.4 million or 13%. The decrease in revenue in the third quarter 2006 revenue as compared to the same period in the prior year was primarily attributable to lower merchant banking revenue, partially offset by an increase in advisory revenue. On a year-to-date basis, revenue through September 30, 2006 was $217.9 million, compared to $139.4 million for the comparable period in 2005, representing an increase of $78.5 million or 56%. The increase in year-to-date revenues is due to both higher advisory fee revenue and higher merchant banking revenue in 2006 compared to 2005.

Our third quarter net income of $14.2 million compares with net income of $17.8 million for the third quarter of 2005, which represents a decrease of $3.6 million or 20%. The decrease was due to the aforementioned decline in merchant banking revenue, partially offset by lower compensation expense. On a year-to-date basis, net income was $55.7 million through September 30, 2006, compared to net income of $34.8 million for the comparable period in 2005, which represents an increase of 60%. This increase was primarily due to increased financial advisory and merchant banking revenues, partially offset by greater compensation expense.

Our quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which it advised and the levels of gain realized on our merchant banking investments, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

[1]	Source: Thomson Financial as of October 24, 2006.

Revenues By Source

The following provides a breakdown of our aggregate revenues by source for the three and nine month periods ended September 30, 2006 and 2005, respectively:

Revenue by Principal Source of Revenue

	Three Months Ended
	September 30, 2006		September 30, 2005
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$47.6	83%	$35.3	53%
Merchant Banking Fund Management & Other	10.0	17%	30.7	47%
Total Revenues	$57.6	100%	$66.0	100%

	Nine Months Ended
	September 30, 2006		September 30, 2005
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$150.7	69%	$91.1	65%
Merchant Banking Fund Management & Other	67.2	31%	48.3	35%
Total Revenues	$217.9	100%	$139.4	100%

Financial Advisory Revenues

Financial advisory revenues consist of retainers and success fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $47.6 million in financial advisory revenues in the third quarter of 2006 compared to $35.3 million in the third quarter of 2005, which represents an increase of 35%. For the nine months ended September 30, 2006, financial advisory revenues were $150.7 million compared to $91.1 million for the comparable period in 2005, representing an increase of 65%. The increase in our financial advisory revenues in the three and nine months ended September 30, 2006 as compared to the same periods in the prior year reflected our continuing business development efforts and generally high levels of M&A volume.

Completed assignments in the third quarter of 2006 included:

•	the representation of the Official Committee of Unsecured Creditors in the chapter 11 proceedings and sale of Adelphia Communication Corporation to Time Warner Inc. and the Comcast Corporation;

•	the acquisition by Aggregate Industries Limited, a subsidiary of Holcim Ltd, of Foster Yeoman Ltd;

•	the sale by Daily Mail and General Trust plc of Study Group International to CHAMP Private Equity;

•	the representation of the special committee of the Board of Directors of Forest City Enterprises, Inc. in the restructuring of its ownership interests in Forest City Ratner Companies;

•	the sale of Paladin Brands to Dover Corporation;

•	the representation of the independent committee of Board of Directors of Reckson Associates Realty Corporation in its pending sale to SL Green Realty Corporation;

•	the sale by Topaz Power Partners of a portfolio of power assets to an affiliate of the Carlyle Group and Riverstone Holdings;

•	the acquisition by Sage Group Plc of Emdeon Practice Services; and

•	the demerger by WH Smith plc of its Retail business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions, unaudited)
Management fees	$4.1	$3.4	$11.2	$7.9
Net realized and unrealized gains on merchant banking investments	2.8	14.2	22.1	20.8
Merchant banking overrides	2.2	12.1	31.5	16.9
Other unrealized investment income	0.1	0.2	0.2	0.5
Interest income	0.8	0.8	2.2	2.2
Merchant banking & other income	$10.0	$30.7	$67.2	$48.3

We earned $10.0 million in merchant banking fund management & other revenues in the third quarter of 2006 compared to $30.7 million in the third quarter of 2005, representing a decrease of 67%. This decrease is primarily due to lower realized and unrealized principal investment gains in the Greenhill Capital Partners (‘‘GCP’’) portfolio and a decrease in the recognized amounts of profit overrides associated with gains in the GCP portfolio, offset partially by higher asset management fees resulting from greater assets under management.

For the first nine months of 2006, we earned $67.2 million in merchant banking fund management & other revenues compared to $48.3 million in the first nine months of 2005, an increase of 39%. These increases are primarily due to higher realized and unrealized principal investment gains in the GCP portfolio, an increase in the profit overrides associated with gains in the GCP portfolio, higher asset management fees resulting from greater assets under management and higher dividend income and distributions of earnings from portfolio companies.  GCP gains and losses relating to investments made in 2004 or later have a larger impact on the our revenue because of our increased investment in, and increased participation in profit overrides relating to, GCP starting in early 2004. A majority of the gains recognized in the first nine months of 2006 were derived from investments made in 2004. As of September 30, 2006, we have recognized gains on a significant number of the portfolio companies in which GCP invested prior to 2005.

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

During the third quarter of 2006, GCP announced the sale of two portfolio companies — Republic Companies Group, Inc. (NASDAQ: RUTX) and Peach Holdings, Inc. (LSE: PSF). In August 2006, Delek Group Ltd., an Israeli conglomerate, announced it had reached an agreement to acquire Republic Companies in a cash transaction. In September 2006, affiliates of Credit Suisse Group announced an agreement to acquire Peach Holdings for £404 million ($756 million).

GCP will receive cash and retain a small ownership stake in Peach Holdings. In total, GCP (and the Firm) earned revenues relating to six portfolio companies and incurred losses relating to three portfolio companies in the third quarter of 2006.

In terms of new investment activity during the third quarter of 2006, GCP invested an additional $74 million (10% of which was firm capital) compared to $18.2 million (12% of which was firm capital) invested in the same period of 2005. For the first nine months, GCP has invested $98.0 million (10% of which was Firm capital) in new investments and add-on investments in existing portfolio companies, as compared to $102.9 million (11% of which was Firm capital) invested in the same period in 2005.

On September 29, 2006, we completed the final closing of GSAVP, our first venture capital fund, which will focus on early stage investments in companies in the greater New York Tri-State area. Total committed capital for GSAVP was $101.5 million. The firm committed $10.9 million of the capital raised and the firm’s managing directors have personally committed a further $22.6 million. The remainder of the committed capital was raised from a variety of institutional investors, as well as from wealthy families and corporate executives. Committed capital is expected to be drawn down from time to time over an investment period of up to five years to fund investments.

The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the first nine months of 2006 and 2005 are not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

We classify operating expenses as compensation and benefits expense and non-compensation expenses.

Our operating expenses for the third quarter of 2006 were $35.5 million, which compares to $37.5 million of operating expenses for the third quarter of 2005. This represents a decrease in operating expenses of $2.0 million or 5%, which relates principally to a decrease in compensation expense and is described in more detail below. The pre-tax income margin was 38% in the third quarter of 2006 compared to 42% for the third quarter of 2005.

For the nine months ended September 30, 2006, total operating expenses were $126.8 million, which compares to total operating expenses of $83.7 million for the comparable period in 2005. The increase of $43.1 million or 51% relates principally to an increase in compensation expense and is described in more detail below. The pre-tax income margin for the nine months ended September 30, 2006 was 41% compared to 39% for the comparable period in 2005.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions, unaudited)
Employee Compensation & Benefits Expense	$26.5	$30.7	$100.0	$62.4
% of Revenues	46%	47%	46%	45%
Non-Compensation Expense	9.0	6.8	26.8	21.3
% of Revenues	16%	10%	12%	15%
Total Operating Expense	35.5	37.5	126.8	83.7
% of Revenues	62%	57%	58%	60%
Minority Interest in Net Income of Affiliates	0.1	0.7	1.8	0.9
Total Income Before Tax	22.1	27.8	89.3	54.8
Pre-tax Income Margin	38%	42%	41%	39%

Compensation and Benefits

Our employee compensation and benefits expense in the third quarter of 2006 was $26.5 million, which reflects a 46% ratio of compensation to revenues. This amount compares to $30.7 million for the third quarter of 2005, which reflected a 47% ratio of compensation to revenues. The decrease of $4.2 million or 14% is primarily due to the lower level of revenues in the third quarter of 2006 and a lower ratio of compensation to revenues. For the nine months ended September 30, 2006, our employee compensation and benefits expense was $100.0 million, which compares against $62.4 million of compensation and benefits expense for the nine months ended September 30, 2005. The increase of $37.6 million or 60% is primarily due to the higher level of revenues in the first nine months of 2006 compared to the comparable period in 2005. For the nine months ended September 30, 2006, the ratio of compensation to revenues was 46%, which was approximately the same for the comparable period in 2005.

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

Our non-compensation expenses were $9.0 million in the third quarter of 2006, which compared to $6.8 million in the third quarter of 2005, representing an increase of 32%. The increase is related principally to increases in expenses and provisions for legal contingencies, increases in occupancy and other costs associated with new office space in London and New York, and increases in information services, travel and communications primarily as a result of additional personnel and business development activities, offset in part by the absence of the third-party fee related to fundraising for GCP II in the third quarter of 2006 as compared to the same period in 2005.

For the first nine months of 2006, our non-compensation expenses were $26.8 million, which compared to $21.3 million in the first nine months of 2005, representing an increase of 26%. The increase is related principally to increases in expenses and provisions for legal contingencies, increases in occupancy and other costs associated with new office space in London, New York and Dallas, and greater information services, travel and communications primarily as a result of additional personnel and business development activities, offset in part by the absence of the third-party fee related to fundraising for GCP II in 2006 as compared to the same period in 2005 and the absence of uncollectible accounts in 2006 as compared to the same period in 2005.

Non-compensation expenses as a percentage of revenues in the three months ended September 30, 2006 were 16% compared to 10% for the same period in the prior year. This increase principally results from a decrease in revenues and an increase in occupancy costs and a provision for legal contingencies. Non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2006 were 12% as compared to 15% for the same period in the prior year. The decrease results from a modest increase in non-compensation expenses compared to significantly greater revenue.

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

Provision for Income Taxes

The provision for taxes in the third quarter of 2006 was $7.9 million, which reflects an effective tax rate of approximately 36%. This compares to a provision for taxes in the third quarter of 2005 of $10.0 million based on an effective tax rate of approximately 36% for the period.

For the nine months ended September 30, 2006, the provision for taxes was $33.7 million, which reflects an effective tax rate of approximately 38%. This compares to a provision for taxes for the nine months ended September 30, 2005 of $20.0 million based on an effective tax rate of approximately 37% for the period. The increase in the provision for taxes in the first nine months of 2006 primarily resulted from higher pre-tax income in the period and a higher effective tax rate primarily due to the fact that a greater proportion of our 2006 year-to-date income was earned in higher tax rate jurisdictions than in the same period in the prior year.

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

To increase our financial flexibility, during 2006, we obtained from a U.S. commercial bank an unsecured $20.0 million revolving loan facility to provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes. We intend to increase this facility by an additional $10 million in the fourth quarter of 2006. Interest on borrowings is based on LIBOR plus 1.875%.  The revolving bank loan facility matures on August 1, 2007. At September 30, 2006, $12.3 million of borrowings were outstanding on the loan facility.

As of September 30, 2006, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP, GSAVP and other merchant banking activities of $81.5 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates.

In July 2006, the Board of Directors of the Company increased the authorization for the repurchase of the Company’s common stock in open market purchases to $40.0 million. As of September 30, 2006, $30.3 million of common stock remains available for repurchase in open market transactions under the authorization provided by the Company’s Board of Directors.

Cash Flows

In the first nine months of 2006, our cash and cash equivalents decreased by $13.1 million from December 31, 2005. We generated $5.3 million from operating activities, including $17.1 million from net income after giving effect to the non-cash items, partially offset by a net decrease in working capital of $11.8 million (principally from the payment of annual bonuses and increase in accounts receivable). We generated $26.1 million in investing activities, including $59.5 million from distributions received from our merchant banking investments, partially offset by $13.0 million in new investments in our merchant banking funds, $9.6 million used for the purchase of auction rate securities, $8.5 million primarily for the build-out of new office space and $2.3 million used for the purchase of Beaufort Partners Limited. We used $47.1 million for financing activities, including $46.4 million for the repurchase of our common stock and $15.5 million for the payment of dividends. A portion of our financing activities were funded through net borrowings of $12.3 million.

In the first nine months of 2005, our cash and cash equivalents increased by $27.7 million from December 31, 2004. We generated $26.3 million from operating activities, including $5.2 million from net income after giving effect to the non-cash items and by a net increase in working capital of $21.1 million (principally from the collection of accounts receivable and accrual of taxes payable in the third quarter of 2005). We generated $45.9 million from investing activities, including $52.4 million from the net sale of securities and $8.7 million from distributions received from our investments, partially offset by $14.1 million in new investments in merchant banking funds. We used $41.9 million for financing activities, including $10.1 million for the payment of dividends and $32.6 million for the repurchase of stock.

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

Market Risk

We limit our investments to (1) short-term cash investments and other securities, which we believe do not face any material interest rate risk, equity price risk or other market risk, and (2) principal investments in Greenhill Capital Partners and other merchant banking funds.

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

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on our principal investments. Significant volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking investments that are publicly traded securities or are privately held securities owned for more than one year. Our analysis showed that if we assume that at September 30, 2006, the market prices of all public securities, and therefore, the general equity market, were 10% lower, the impact on our operations would be a decrease in revenues of $8.9 million. We do not believe there would be any other material impact. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro and pound sterling (in which 31% of our revenues for the nine months ended September 30, 2006 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating business is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

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

In February 2003, the firm was retained to perform services on behalf of Loral Space & Communications, Inc. (‘‘Loral’’). Loral subsequently sought protection under Chapter 11 of the U.S. Bankruptcy Code (‘‘Chapter 11’’). The fees paid by Loral to Greenhill were approved periodically, on an interim basis, by the court in which Loral's Chapter 11 cases were pending. Loral's plan of reorganization was confirmed in late 2005. In early 2006, representatives of certain Loral security holders objected to Greenhill's fees. The objections of one group of security holders have been denied by the Bankruptcy Court and the subsequent appeal of the denial has been withdrawn. The Company has reached an agreement, which has been approved by the Bankruptcy Court, to dispose of the remaining objections (those of the unsecured creditors’ committee) pursuant to which a portion of the amount previously placed in escrow in connection with the dispute will be returned to the Company.

Item 1A:	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the Third Quarter of 2006:

Period	Total Number of Shares Repurchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[3]
July 1 – July 31	—	$—	—	$40,000,000
August 1 – August 31	170,500	56.75	170,500	30,324,826
September 1 – September 30	—	—	—	30,324,826

Item 3.	Defaults Upon Senior Securities

None.

[2]	Excludes 6,443 shares the Company is deemed to have repurchased at $57.96 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

[3]	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $40,000,000 in shares of our common stock, as announced on July 27, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2006

GREENHILL & CO., INC.
By: /s/ ROBERT F. GREENHILL
Name: Robert F. Greenhill Title: Chairman and Chief Executive Officer
By: /s/ JOHN D. LIU
Name: John D. Liu Title: Chief Financial Officer