Form 10-K
period 2006-12-31
GREENHILL & CO INC
filed 2007-03-01
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

Large accelerated filer                 Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2006, was approximately $1,177.3 million. The Registrant has no non-voting stock.

As of February 21, 2007, 28,468,032 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2007 annual meeting of stockholders to be held on April 25, 2007 are incorporated by reference in response to Part III of this Report.

i

PART I

When we use the terms ‘‘Greenhill’’, ‘‘we’’, ‘‘us’’, ‘‘our’’, ‘‘the company’’, and ‘‘the firm’’, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries (formerly Greenhill & Co. Holdings, LLC and subsidiaries). Our principal subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking services in North America; Greenhill & Co. International LLP, a limited liability partnership which provides investment banking services in Europe and is regulated by the United Kingdom Financial Services Authority; and Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC, each of which is a registered investment advisor regulated by the Securities and Exchange Commission, through which we conduct our North American merchant banking business.

Item 1.    Business

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto and Dallas.

We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since its founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, raised our first merchant banking fund in 2000, opened a Frankfurt office later in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in April 2005 and completed the closing of our second merchant banking fund in June 2005. We opened our Toronto office in July 2006 and completed the final closing of our first venture capital fund in September 2006. As of December 31, 2006, we had 41 managing directors and senior advisors globally.

Principal Sources of Revenue

Our principal sources of revenue are financial advisory and merchant banking fund management.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Financial advisory	$209.8	$142.1	$130.9	$121.3	$107.4
Merchant banking fund management & other(1)	80.8	79.1	21.0	5.4	5.2
Total revenue	$290.6	$221.2	$151.9	$126.7	$112.6

(1)	Merchant banking fund management & other includes interest income of $3.2 million, $2.9 million, $0.8 million, $0.4 million and $0.3 million in 2006, 2005, 2004, 2003, and 2002, respectively.

Financial Advisory

We provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, restructurings and similar corporate finance matters and are generally involved at each stage of these transactions, from initial structuring to final execution. Our focus is on providing high-quality advice to senior executive management and boards of directors of prominent large and mid-cap companies in transactions that typically are of the highest strategic and financial importance to those companies. We advise clients on strategic matters, including acquisitions, divestitures, defensive tactics, special committee assignments and other important corporate events. We provide advice on valuation, strategy, industry dynamics, structuring alternatives, timing and pricing of transactions, and financing alternatives. Where requested to do so, we may provide an opinion regarding the fairness of a transaction. In our restructuring practice, we advise debtors, creditors and companies experiencing financial distress as well as potential acquirors of distressed companies and assets. We provide advice on valuation, restructuring alternatives, capital structures, and sales or recapitalizations. We also assist those clients who seek court-assisted reorganizations by developing and seeking approval for plans of reorganization as well as the implementation of such plans. In providing financial advisory services, we draw on the extensive experience, corporate relationships and industry expertise of our managing directors and senior advisors.

Financial advisory revenues accounted for 72% and 64% of our revenues in 2006 and 2005, respectively. Non-U.S. clients are a significant part of our business, generating 53% and 56% of our advisory revenues in 2006 and 2005, respectively. We generate revenues from our financial advisory services by charging our clients fees consisting principally of fees paid upon the commencement of an engagement, fees paid upon the announcement of a transaction, fees paid upon the successful conclusion of a transaction and, in connection principally with restructuring assignments, monthly retainer fees.

Merchant Banking Fund Management

Our merchant banking fund management activities currently consist primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or ‘‘GCP I’’), Greenhill Capital Partners II (or ‘‘GCP II’’, and collectively with GCP I, ‘‘Greenhill Capital Partners’’ or ‘‘GCP’’) and Greenhill SAV Partners (or ‘‘GSAVP’’), which are families of merchant banking funds that invest in portfolio companies. Merchant banking funds are private investment funds raised from contributions by qualified institutional investors and financially sophisticated individuals. The funds generally make investments in non-public companies, typically with a view toward divesting within 3 to 5 years. We pursue merchant banking fund management in addition to our financial advisory activities because we believe merchant banking can generate attractive returns on the firm’s capital, and because it allows us to further leverage our managing directors’ industry knowledge and corporate relationships. We believe we can pursue merchant banking opportunities without creating conflicts with our advisory clients by typically focusing on significantly smaller companies than those with respect to which we seek to provide financial advice. GCP typically makes controlling or influential minority investments of $10 million to $75 million in companies with valuations that are between $50 million and $500 million at the time of investment. GCP has invested a substantial portion of its capital in the energy, financial services and telecommunications industries. GSAVP typically makes smaller investments in early-growth-stage companies that offer technology-enabled or business information services. Such investments typically involve higher levels of risk and are more speculative than our GCP investments. We expect to expand our merchant banking fund management activities over time.

Merchant banking revenues accounted for 28% and 36% of our revenues in 2006 and 2005, respectively. We generate merchant banking revenue from (i) management fees paid by the funds, (ii) gains (or losses) on our investments in the merchant banking funds, and (iii) profit overrides. We charge management fees to all non-affiliated investors in each of our funds and all employees in GCP II and GSAVP. We may also earn gains (or losses) from our capital investment in our merchant banking funds depending upon the performance of the funds. Our investments in our merchant banking funds generate realized and unrealized investment gains (or losses) based on our allocable share of earnings generated by the funds. As the general partner of our merchant banking funds we make investment decisions for the funds and are entitled to receive an override on the profits of the funds.

We began our merchant banking activities in 2000 with the establishment of GCP I, which had total committed capital of $423 million. In 2005 we closed our second merchant banking fund, GCP II, which had total committed capital of $875 million. The firm has committed approximately 10%, or

$88.5 million, to GCP II and our managing directors and other employees have committed an additional $136 million to that fund. In 2006 we expanded our merchant banking activities with the closing of our venture capital fund, GSAVP, which had total committed capital of $101.5 million. The firm has committed $10.9 million to GSAVP and our managing directors and other employees have committed an additional $22.6 million to that fund.

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

As of December 31, 2006, Greenhill employed a total of 201 people (including our managing directors and senior advisors), of which 85 were based in our European offices. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance.

Competition

We operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients, and our list of clients with whom there is an active revenue-generating engagement, changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain a business dialog with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

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

We believe our primary competitors in securing mergers and acquisitions and restructuring advisory engagements are Citigroup Inc., Credit Suisse Holdings (USA), Inc., Goldman Sachs Group,

Inc., JPMorgan Chase & Co., Lehman Brothers Holdings Inc., Merrill Lynch & Co., Inc., Morgan Stanley, UBS A.G. and other bulge bracket firms as well as investment banking firms such as Blackstone Group, Evercore Partners Inc. and Lazard Ltd.

In our merchant banking business, we face competition both in the pursuit of outside investors for our merchant banking funds and to acquire investments in attractive portfolio companies. The activity of identifying, completing and realizing attractive private equity investments of the types our merchant banking funds have made and expect to make is competitive and involves a high degree of uncertainty. We may be competing with other investors, including other merchant banking funds, and corporate buyers for the investments that we make. The level of capital committed to merchant banking funds generally has increased dramatically in recent years, intensifying the competition in the acquisition of attractive investments.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (‘‘SEC’’) is the federal agency responsible for the administration of the federal securities laws. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. financial advisory business, is registered as a broker-dealer with the SEC and the National Association of Securities Dealers, Inc., (the ‘‘NASD’’), and in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, the NASD, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC. Similarly, Greenhill & Co. International LLP, our controlled affiliated partnership with offices in the United Kingdom and Germany, through which we conduct our European financial advisory business, is also subject to regulation by the United Kingdom’s Financial Services Authority. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

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

In addition, Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC are registered investment advisers under the Investment Advisers Act of 1940. As such, they are subject to regulation and periodic examinations by the SEC.

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

Where You Can Find Additional Information

Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The firm’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our public internet site is http://www.greenhill.com. We will make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Corporate Governance’’ section, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

Item 1A.	Risk Factors

Our ability to retain our managing directors is critical to the success of our business

The success of our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our 41 managing directors and senior advisors at December 31, 2006, particularly the members of our Management Committee (which consists of Robert F. Greenhill, Scott L. Bok, Simon A. Borrows, Robert H. Niehaus, Timothy M. George, James R. C. Lupton and Colin T. Roy). Founded in 1996, our business has a limited operating history and, as a result, our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements, and forming and investing merchant banking funds. Accordingly, the retention of our managing directors is particularly crucial to our future success. The departure or other loss of Mr. Greenhill, our founder, Chairman and Chief Executive Officer, or the departure or other loss of any other member of our Management Committee or any other managing director, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements and conduct our merchant banking business, which would materially adversely affect our results of operations.

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

Financial advisory revenues represented 72% and 64% of our total revenues in 2006 and 2005, respectively. Unlike diversified investment banks, we only have one other significant alternative source of revenue, but lack such other sources of revenue as securities trading or underwriting. We expect that our reliance on advisory fees will continue for the foreseeable future and a decline in our advisory engagements or the market for advisory services generally would have a material adverse effect on our business and results of operations.

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

A high percentage of our financial advisory revenues are derived from a few clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results

Each year, we advise a limited number of clients. Our top ten clients accounted for 39% of our total revenues in both 2006 and 2005. Our single largest clients accounted for 10% and 9% of our total revenues in 2006 and 2005, respectively. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation of one lost mandate or the failure of one transaction or restructuring on which we are advising to be completed can be significant.

A high percentage of our merchant banking revenues is derived from the gains on a small number of investments; these gains may not recur and may not be replaced by other gains; our investments may lose money

We have a limited number of investments in our merchant banking portfolio. The fair value of these investments may appreciate (or depreciate) at different rates based on a variety of factors. There were no gains from investments that accounted for more than 10% of total revenues recognized by the firm in 2006. The gain from one investment accounted for more than 10% of total revenues recognized by the firm in 2005. This gain was significantly impacted by market factors, specific industry conditions and other factors beyond our control, and we cannot assure you that we will benefit from a similar gain from this or any other investment in any other period. The lack of such gains (and any losses which may be attributable to the investments in our merchant banking portfolio) may adversely affect our stock price.

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

Difficult market conditions could adversely affect our business in many ways

Adverse market or economic conditions would likely affect the number and size of transactions on which we provide mergers and acquisitions advice and therefore adversely affect our financial advisory fees. As our operations in the United States and Europe have historically provided most of our revenues and earnings, our revenues and profitability are particularly affected by economic conditions in these locations.

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

In the event of an economic downturn, revenues from mergers and acquisitions advisory activities may decline, and revenues from restructuring advisory activities may not fully offset any such decline

During a period when mergers and acquisitions activity declines and debt defaults increase, we increasingly rely on the provision of restructuring and bankruptcy advisory services as a source of new business. We provide various restructuring and restructuring-related advice to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions and the availability and cost of debt and equity financing. However, our restructuring advisory business is significantly smaller than our mergers and acquisitions advisory business, and we may not be able to offset a decline in mergers and acquisitions revenue with revenue generated from restructuring advisory assignments.

The requirement of Section 327 of the U.S. Bankruptcy Code requiring that one be a ‘‘disinterested person’’ to be employed in a restructuring was modified recently to allow a person not to be disqualified solely by virtue of its status as an underwriter of securities. The ‘‘disinterested person’’ definition of the U.S. Bankruptcy Code, as previously in effect, disqualified certain of our competitors. The new definition could allow for more financial services firms to compete for restructuring engagements as well as with respect to the recruitment and retention of professionals. If our competitors succeed in being retained in new restructuring engagements, our financial restructuring practice, and thereby our results of operations, could be materially adversely affected.

If demand for our restructuring services decreases, we could suffer a decline in revenues, which could lower our overall profitability.

We are continuing to expand our merchant banking fund management business, which will entail increased levels of investments in high-risk, illiquid assets

We continued to expand our merchant banking fund management business by establishing a new venture capital banking fund in 2006 and may expand our merchant banking business further. Our revenues from this business are primarily derived from management fees calculated as a percentage of committed capital and/or assets under management, investment gains and profit overrides, which are earned if investments are profitable over a specified threshold. Our ability to form new merchant banking funds is subject to a number of uncertainties, including adverse market or economic conditions, competition from other fund managers, and the ability to negotiate terms with major investors.

In 2006, we committed $10.9 million to our venture capital fund, GSAVP. The kinds of investments made by these funds are generally in relatively high-risk, illiquid assets. Contributing capital to these funds is risky and we may lose some or all of the principal amount of our investments.

We may occasionally make principal investments with a view to transferring such investments to new funds which we may raise. These investments may be in high-risk, illiquid assets, and we may be required to hold such investments for a long time.

Given the nature of the investments contemplated by Greenhill Capital Partners and GSAVP, there is a significant risk that our merchant banking funds will be unable to realize their investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in technology, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.

Our merchant banking funds will typically invest in securities of a class that are not publicly-traded. In many cases we may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or otherwise be restricted from disposing of such securities. We will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In particular, our merchant banking funds’ ability to dispose of investments is heavily dependent on the merger and acquisition environment, the initial public offering market, which fluctuates in terms of both volume of transactions as well as the types of companies which are able to access the market. Furthermore, the types of investments made may require a substantial length of time to liquidate.

In addition, the investments in these funds are adjusted for accounting purposes to fair value at the end of each quarter and our allocable share of these gains or losses will affect our revenue even though such market fluctuations may have no cash impact, which could increase the volatility of our quarterly earnings. It takes a substantial period of time to identify attractive merchant banking opportunities, to raise all the funds needed to make an investment and then to realize the cash value of our investment through resale. Even if a merchant banking investment proves to be profitable, it may be several years or longer before any profits can be realized in cash from such investment.

We value our merchant banking portfolio and other investments each quarter using a fair value methodology, which could result in gains or losses to the firm; losses could affect our stock price adversely

The firm makes principal investments in Greenhill Capital Partners and GSAVP. As of December 31, 2006, the value of the firm’s principal investment in Greenhill Capital Partners, GSAVP and other investments was $129.4 million. The value of our investments is determined on a quarterly basis by the general partner of the funds based on the fair value of such investments. The fair value of each investment is determined based on a number of factors including the length of time for which the investment has been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. Significant changes in the public equity markets may have a material effect on the fair value of our principal investments and therefore on our results of operations. The values at which the principal investments are carried on our books may increase or decrease depending on a number of factors beyond our control and may vary significantly from period to period. In addition, because of the inherent uncertainty of valuations, the estimated fair values of non-public securities may differ significantly from the values that would have been used had a ready market for the securities existed. As a result, our stock price could be adversely affected by losses in the value of these investments.

We face strong competition from far larger firms and small independent firms

The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 201 employees (including managing directors and senior advisors) on December 31, 2006 and total revenues of approximately $290.6 million in 2006. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

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

In addition to our larger competitors, over the last few years, a number of new, smaller independent investment banks have emerged which offer independent advisory services. These firms differentiate themselves from the large multi-line investment banks and compete with us for business where independent, unconflicted advice is sought.

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

Greenhill is controlled by its managing directors whose interests may differ from those of our public shareholders

Our managing directors and their affiliated entities collectively own approximately 54% of the total shares of common stock outstanding at December 31, 2006. Robert F. Greenhill and members of his family beneficially own approximately 17% of our common stock and the other members of our Management Committee own approximately 16% of our common stock outstanding at December 31, 2006.

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

We are subject to extensive regulation in the financial services industry

We, as a participant in the financial services industry, are subject to extensive regulation in the United States and elsewhere. In the U.S., our broker-dealer subsidiary, Greenhill & Co., LLC is subject to regulation in the United States, including by the SEC and National Association of Securities Dealers, Inc (‘‘NASD’’). In the U.K., our investment banking subsidiary, Greenhill & Co. International LLP is subject to regulation by the Financial Services Authority. Any failure to comply with applicable laws and regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our broker-dealer or investment advisor subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Our U.S. broker-dealer and our U.K. investment banking affiliate are subject to periodic examinations by regulatory authorities. We cannot predict the outcome of any such examination. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

Some of our subsidiaries are registered as investment advisors with the SEC. Registered investment advisors are subject to the requirements and regulations of the Investment Advisors Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between an advisor and its clients or between an advisor’s clients, as well as general anti-fraud prohibitions.

In addition, as a result of recent highly publicized financial scandals, the regulatory environment in which we operate may be subject to further regulation. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely affect our business. Further, financial services firms are subject to numerous conflicts of interest or perceived conflicts. While we have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures carry attendant costs and may not be adhered to by our employees. Failure to adhere to these polices and procedures may result in regulatory sanctions or client litigation.

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

As of December 31, 2006, there were 28,522,290 shares of common stock outstanding, which is net of 2,512,437 shares of common stock held in treasury. As of December 31, 2006, 13,126,018 shares of common stock are freely transferable without restriction or further registration under the Securities

Act of 1933. Subject to certain exceptions, the remaining 15,396,272 shares of common stock may not be sold until May 11, 2009, except in one or more underwritten public offerings approved by our underwritten offering committee which consists of Robert F. Greenhill (who chairs the committee), Scott L. Bok and Simon A. Borrows. Approval of an underwritten offering by the committee will require approval of either the chair of the committee or the joint approval of the other two members of the committee. Accordingly, Robert Greenhill alone, or Scott Bok and Simon Borrows together, may permit a sale of shares of our common stock that could adversely affect the market price of our common stock. After May 11, 2009, there will be no remaining contractual restrictions on resale on the shares issued to our managing directors at the time of the initial public offering. In addition, 5,475,584 of such shares of common stock held by Robert F. Greenhill through his affiliated entities, Lord James Blyth and Harvey R. Miller are eligible for resale pursuant to Rule 144 and are not subject to such contractual restrictions.

A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding

At the time of and since our initial public offering we have awarded our directors, managing directors and other employees restricted stock units. At December 31, 2006, 1,401,767 restricted stock units were outstanding. A significant portion of the compensation of our managing directors has been paid in restricted stock units. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest either ratably over a five year period beginning on the first anniversary of the grant date or do not vest until the fifth anniversary of their grant date, when they vest in full. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. As of December 31, 2006, 277,738 shares of common stock have been issued from the vesting of restricted stock units. Assuming all of the conditions to vesting are fulfilled, shares in respect of the 1,401,767 restricted stock units that are outstanding as of December 31, 2006 would be issued as follows: 198,007 shares in 2007, 195,974 shares in 2008, 206,017 shares in 2009, 495,143 shares in 2010 and 306,626 shares in 2011. While we have historically been able to repurchase in the open market and through privately negotiated transactions a significant number of our shares of common stock, if we were to cease to or were unable to repurchase shares of common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.

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

We have experienced rapid growth over the past several years, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources

Our future growth will depend, among other things, on our ability to successfully identify practice groups and individuals to join our firm. It may take more than one year for us to determine whether new professionals will be effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain successful professionals, we will not be able to implement our growth strategy and our financial results may be materially adversely affected.

Sustaining growth will also require us to commit additional management, operational, and financial resources to this growth and to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

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

Forward-looking statements include, but are not limited to, the following:

•	the statements about (i) our expectation that our total compensation and benefits, including that payable to our managing directors, will not exceed 50% of total revenues in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Compensation and Benefits’’ and ‘‘Notes to Consolidated Financial Statements – Pro Forma Financial Information’’ and (ii) our expectation to make certain principal investments and our expectation of revenues from a profit override and from gains on investments of our capital beginning in 2004 in ‘‘Business – Principal Sources of Revenue – Merchant Banking Fund Management’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources’’;

•	the statement about our expectation that revenues from our financial advisory business will continue to account for the majority of our revenues in the near to medium-term in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview’’;

•	the statement about our expectation of benefits from a sustained increase in M&A volume in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment’’;

•	the statement about our expectation of a decline in financial distressed-driven business in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Advisory Revenues’’;

•	the statement about our expectations that we will expand our merchant banking management business in ‘‘Overview – Merchant Banking Fund Management’’;

•	the statement about new managing directors adding incrementally to our revenue and income growth potential in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview’’;

•	the statements about our expectations that the profit overrides we earn in our merchant banking management business will or could increase in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merchant Banking Fund Management and Other Revenues’’;

•	the statement about our expectation that operating costs will increase as we grow our business in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-Compensation Expense’’;

•	the statement about our expectation that the compensation ratio will gradually increase as restricted stock unit awards vest over future years in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Compensation and Benefits’’;

•	the statements about our intentions to increase our loan facility to $50 million during the first quarter of 2007 in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and – Contractual Obligations’’;

•	the discussion of our ability to meet liquidity needs in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources’’; and

•	the statement about our expectation that a newly formed fund will acquire our shares in Ironshore, Inc. in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources’’.

Item 1B.    Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.    Properties

We occupy five offices, all of which are leased. Our headquarters are located at 300 Park Avenue, New York, New York, and comprise approximately 70,000 square feet of leased space, pursuant to lease agreements expiring in 2010 (with options to renew for five years). In London, we lease approximately 19,000 square feet of office space (of which 6,000 square feet is sublet) at Lansdowne House, Berkeley Square in London, pursuant to lease agreements expiring in 2013. Our Frankfurt office is located at Neue Mainzer Strasse 52 and consists of approximately 6,000 square feet of leased space, pursuant to a lease agreement expiring in 2009, which we intend to terminate in 2007. In January 2007, we leased approximately 12,000 square feet of office space at Neue Mainzer Strasse 52 in Frankfurt pursuant to a lease agreement expiring in 2015. Our Dallas office is located at 300 Crescent Court and consists of approximately 6,000 square feet, pursuant to a lease agreement expiring in 2013. Our Toronto office is located at 200 Bay Street and consists of approximately 3,600 square feet, pursuant to a lease agreements expiring in 2008.

Item 3.    Legal Proceedings

The firm is from time to time involved in other legal proceedings incidental to the ordinary course of its business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers are Robert F. Greenhill (Chairman and Chief Executive Officer), Scott L. Bok (U.S. President), Simon A. Borrows (Non-U.S. President), Robert H. Niehaus (Chairman, Greenhill Capital Partners), John D. Liu (Chief Financial Officer and Co-Head of U.S. Merger and Acquisitions), Harold J. Rodriguez (Managing Director – Finance, Regulation & Operations, Chief Compliance Officer and Treasurer), and Ulrika Ekman (General Counsel and Secretary). Set forth below is a brief biography of each executive officer.

Robert F. Greenhill, 70, our founder, has served as our Chairman and Chief Executive Officer since the time of our founding in 1996. Mr. Greenhill has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was chairman and chief executive officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee. Mr. Greenhill is also a member of the Investment Committee of Greenhill Capital Partners.

Scott L. Bok, 47, has served as our U.S. President since January 2004 and as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Bok participated on the two-person administrative committee responsible for managing Greenhill’s operations. Mr. Bok has also served as a Senior Member of Greenhill Capital Partners since its formation. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of Heartland Payment Systems, Inc. and various private companies. Mr. Bok is also a member of the Investment Committee of Greenhill Capital Partners.

Simon A. Borrows, 48, has served as our Non-U.S. President since January 2004 and as a member of our Management Committee since its formation in January 2004. In addition, Mr. Borrows has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Borrows participated on the two-person administrative committee responsible for managing Greenhill’s operations. Mr. Borrows joined Greenhill as a managing director in June 1998. Prior to joining Greenhill, Mr. Borrows was the managing director of Baring Brothers International Limited (the corporate finance division of ING Barings), a position Mr. Borrows had held since 1995. Mr. Borrows was a director of Baring Brothers from 1989 to 1998. Prior to joining Baring Brothers in 1988, Mr. Borrows worked in the corporate finance department of Morgan Grenfell. Mr. Borrows is also a member of the Investment Committee of Greenhill Capital Partners.

Robert H. Niehaus, 51, has served as the Chairman of Greenhill Capital Partners since June 2000. Mr. Niehaus has been a member of our Management Committee since its formation in January 2004. Mr. Niehaus joined Greenhill in January 2000 as a managing director to begin the formation of Greenhill Capital Partners. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a managing director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a $2.2 billion private equity investment fund, from 1992 to 1999, and was vice chairman and a director of Morgan Stanley Capital Partners III, L.P., a $1.8 billion private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the chief operating officer of Morgan Stanley’s merchant banking department from 1996 to 1998. Mr. Niehaus is a director of American Italian Pasta Company, Crown Castle International Corp., Heartland Payment Systems, Inc., Exco Holdings, Inc. and various private companies.

John D. Liu, 38, became Chief Financial Officer and a managing director of Greenhill in January 2004 and Co-Head, U.S. Mergers and Acquisitions in January 2007. Mr. Liu joined Greenhill in May 1996 as an Associate. Mr. Liu was promoted to Vice President in January 2000 and to Principal in January 2002. Prior to joining Greenhill, Mr. Liu was an associate at Wolfensohn & Co., a mergers & acquisitions firm, from 1995 to 1996. Mr. Liu was an analyst in investment banking at Donaldson, Lufkin & Jenrette from 1990 to 1992. Mr. Liu is also a member of the Investment Committee of GSAVP.

Harold J. Rodriguez, Jr., 51, has served as our Managing Director – Finance, Regulation and Operations and as our Chief Compliance Officer and Treasurer since January 2004. From November 2000 through December 2003, Mr. Rodriguez was Chief Financial Officer of Greenhill. Mr. Rodriguez has been with Greenhill since June 2000. Prior to joining Greenhill, Mr. Rodriguez was Executive Vice-President and Chief Financial Officer of MVL Group, Inc. from January 2000 to May 2000. Prior to that, Mr. Rodriguez was Vice President – Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked with Ernst & Young, where he was a senior manager specializing in taxation.

Ulrika Ekman, 44, has served as our General Counsel and Secretary since May 2004. Prior to joining Greenhill, Ms. Ekman was a partner in the mergers and acquisitions group of the corporate department of Davis Polk & Wardwell, where she practiced law since 1990.

Our Board of Directors has seven members, three of whom are employees (Robert F. Greenhill, Scott L. Bok and Simon A. Borrows) and four of whom are independent, John C. Danforth, Steven F. Goldstone, Stephen L. Key and Isabel V. Sawhill. A brief biography of each of Ms. Sawhill and Messrs. Danforth, Goldstone and Key is set forth below.

John C. Danforth, 70, has served on our Board of Directors since February of 2005. He served as the United States Representative to the United Nations between July of 2004 and January of 2005 and, except during his service at the United Nations, has been a Partner in the law firm of Bryan Cave LLP since 1995. He served in the United States Senate from 1976 to 1995. Senator Danforth is a Director of Cerner Corporation. He is ordained to the clergy of the Episcopal Church.

Steven F. Goldstone, 61, has served on our Board of Directors since July of 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was chairman and chief executive officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also non-executive chairman of ConAgra Foods, Inc. and a director of American Standard Companies..

Stephen L. Key, 63, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. Since 2001, he has served as the Vice Chairman and Chief Financial Officer of J.D. Watkins Enterprises, Inc. and as a member of its Advisory Board of Directors. From 2001 to March 2004, Mr. Key was a member of the Board of Directors of Aurora Foods, Inc., during which time he served as the chairman of the Board’s Audit and Compliance Committee and served on the Board’s Independent Committee. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key is also a member of the Board of Directors and Audit Committee Chairman of 1-800-Contacts, Inc. and a member of the Board of Trustees of the Rhode Island School of Design.

Isabel V. Sawhill, 69, has served on our Board of Directors since July of 2004. Dr. Sawhill currently serves as a Senior Fellow (Economic Studies) of the Brookings Institution. From 2003 until 2006, Dr. Sawhill was Vice President and Director of Economic Studies at the Brookings Institution and prior to that had been a senior fellow at Brookings since 1997. From 1995 until 1997 she was a Senior Fellow at the Urban Institute. From 1993 until 1995, she served as an Associate Director at the Office of Management and Budget. Ms. Sawhill is a member of the Board of Directors of a number of non-profit organizations.

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

	Fiscal 2006
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$66.59	$53.50	$0.16
Second quarter	75.70	52.01	0.16
Third quarter	67.02	51.20	0.19
Fourth quarter	74.05	65.51	0.19

	Fiscal 2005
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$39.20	$26.80	$0.10
Second quarter	41.19	30.44	0.10
Third quarter	44.76	37.59	0.12
Fourth quarter	58.78	39.42	0.12

As of February 21, 2007, there were approximately 31 holders of record of the firm’s common stock.

On February 21, 2007, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $72.65 per share.

The following performance graph and related information shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indiciative of future stock price performance.

ASSUMES $100 INVESTED ON MAY 6, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2006

The following table provides information as of December 31, 2006 regarding securities issued under our equity compensation plans that were in effect during fiscal 2006.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	None	—	—		—
Equity compensation plans not approved by security holders	Equity Incentive Plan(1)	1,401,767		(2)	18,377,555
Total		1,401,767			18,377,555

1	Our Equity Incentive Plan was established prior to our initial public offering in May 2004 and, as a result, did not require approval by security holders. See Note 11 of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

2	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.

Share Repurchases in the Fourth Quarter of 2006

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
October 1 – October 31	26,100	$66.87	26,100	$28,579,502
November 1 – November 30	78,450	66.93	78,450	23,329,232
December 1 – December 31	—	—	—	23,329,232

(1)	Excludes 294 shares the Company is deemed to have repurchased at $67.89 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $40 million in shares of our common stock, as announced on July 27, 2006.

Item 6.    Selected Financial Data

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share and number of employee data)
Statement of Income Data:
Total revenues	$290,646	$221,152	$151,853	$126,679	$112,608
% change from prior year	31%	46%	20%	12%	13%
Actual compensation & benefit expense	134,134	102,441	61,447	27,094	19,476
Non-compensation expense	37,355	28,711	26,898	18,924	17,319
Income before tax and minority interest(a)(b)	119,157	90,000	63,508	80,661	75,813
Net income	75,666	55,532	38,316	45,400	57,817
Diluted earnings per share	2.55	1.81	1.33	n/a	n/a
Balance Sheet Data:
Total assets	$297,731	$234,941	$177,016	$60,638	$63,794
Total liabilities	139,939	116,996	49,273	18,209	14,363
Minority interest	2,231	3,230	504	10,172	7,758
Stockholders’ and members’ equity	155,561	114,715	127,239	32,257	41,673
Dividends declared per share	0.70	0.44	0.16	n/a	n/a
Pro Forma Data (unaudited)(a)
Pro forma income before tax and minority interest(b)	$119,157	$90,000	$57,275	$50,749	$44,615
Pro forma net income(c)(d)	75,666	55,532	34,327	29,435	25,877
% change from prior year
Pro forma diluted earnings per share	2.55	1.81	1.19	1.18	1.04
Pro forma diluted average shares outstanding(e)	29,628	30,672	28,789	25,000	25,000
Selected Data and Ratios (unaudited)
Income before tax and minority interest as a percentage of revenues	41%	41%	42%	64%	67%
Revenues per employee(f)	1,651	1,591	1,298	1,201	1,155
Employees(g):
North America	116	90	76	63	64
Europe	85	61	51	44	40
Total employees	201	151	127	107	104

(a)	Prior to the initial public offering the firm was a limited liability company and its earnings did not fully reflect the compensation expense the firm pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the firm’s earnings attributable to its European operations was recorded as minority interest. The firm believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest, more accurately depict its results as a public company. During the years ended December 31, 2006 and 2005, the firm operated as a public company for the entire period, and the pro forma amounts presented above reflect actual results for that period. The amounts for the year ended December 31, 2004 include the pro forma results of operations as if the firm operated as a public company during the period January 1, 2004 to the date of its public offering combined with the actual results of operations for the period after the public offering. The amounts for the years ended December 31, 2003 and 2002 reflect pro forma results of operations as if the initial public offering had occurred as of January 1 of that year.

(b)	Because the firm had been a limited liability company prior to the initial public offering, payments for services rendered by its managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the firm includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the firm’s conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the firm’s initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the firm’s policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the company retains the ability to change this policy in the future). Adjustments to increase compensation expense for the years ended December 31, 2004, 2003 and 2002 of $6.2 million, $29.9 million and $31.2 million, respectively, have been made to record total compensation and benefits expense at 45% of total revenues, consistent with the percentage of compensation paid in 2004 for the period after the initial public offering.

(c)	For the years ended December 31, 2004, 2003 and 2002, historical income before tax has been increased by $6.5 million, $32.2 million and $17.6 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in Greenhill & Co. International LLP.

(d)	As a limited liability company, the firm was generally not subject to income taxes except in foreign and local jurisdictions. The pro forma provision for income taxes for the year ended December 31, 2004 includes an adjustment of $4.2 million for assumed federal, foreign, state and local income taxes as if the company were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering. For the years ended December 31, 2003 and 2002, adjustments of $18.3 million and $18.4 million, respectively were made to adjust the firm’s effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if it were a corporation on January 1 of each respective year.

(e)	For 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the firm in conjunction with the initial public offering as if it occurred on January 1, 2004, (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering and (iii) the 9,346 shares of treasury stock purchased by the firm. For 2003 and 2002 the pro forma number of common shares outstanding gives effect to the shares issued in connection with the reorganization of the firm as if it occurred on January 1 of that year.

(f)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each period.

(g)	Includes our managing directors and senior advisors.

Reconciliation of Unaudited Pro Forma Data to Historical Financial Information

The following table reconciles unaudited pro forma income before tax and minority interest to income before tax and minority interest, for 2006 and 2005, actual results are presented:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Income before tax and minority interest	$119,157	$90,000	$63,508	$80,661	$75,813
Add back (deduct):
Historical compensation and benefits	—	—	61,447	27,094	19,476
Pro forma compensation and benefits	—	—	(67,680)	(57,006)	(50,674)
Pro forma income before tax and minority interest	$119,157	$90,000	$57,275	$50,749	$44,615

The following table reconciles unaudited pro forma net income to net income, for 2006 and 2005, actual results are presented:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net income	$75,666	$55,532	$38,316	$45,400	$57,817
Add back (deduct):
Historical compensation and benefits	—	—	61,447	27,094	19,476
Pro forma compensation and benefits	—	—	(67,680)	(57,006)	(50,674)
Minority interest	—	—	6,487	32,223	17,649
Historical taxes	—	—	18,705	3,038	347
Pro forma taxes	—	—	(22,948)	(21,314)	(18,738)
Pro forma net income	$75,666	$55,532	$34,327	$29,435	$25,877

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto and Dallas. Our activities constitute a single business segment with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking fund management, which currently consists primarily of management of Greenhill’s private equity funds, Greenhill Capital Partners or GCP; Greenhill’s venture capital fund, Greenhill SAV Partners or GSAVP; and principal investments by Greenhill in those funds.

Historically, our financial advisory business has accounted for the majority of our revenues, and we expect that to remain so for the near to medium term, although there may be periods, such as the first quarter of 2006, in which merchant banking results outweigh our financial advisory earnings. The main driver of the Financial Advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. In addition, new managing director hires add incrementally to our revenue and income growth potential. The principal drivers of our merchant banking fund management revenues are realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices.

Our revenues can fluctuate materially depending on the number and size of completed transactions on which we advised and the levels of gain realized on our merchant banking investments, as well as other factors. Accordingly, the revenues in any particular year may not be indicative of future results.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. See ‘‘Risk Factors.’’ Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial advisory revenues were a record $209.8 million in the year ended December 31, 2006 compared to $142.1 million in the year ended December 31, 2005, which represents an increase of 48%. At the same time, worldwide completed M&A volume increased by 27%, from $2,274 billion in 2005 to $2,885 billion in 20061 , and aggregate advisory revenue reported by four leading investment banks that publicly disclose their advisory fee revenue increased by 28% from $5.0 billion in 2005 to $6.4 billion in 20062 .. From a longer term perspective, our 2006 financial advisory revenues were 120% higher than in 2001, while the aggregate advisory revenue reported by the four larger firms was 24% higher than in 2001.

Although we may benefit from any sustained increase in M&A volume, we have been and will continue to be constrained by the relatively small size of our firm and we may not grow as rapidly as our principal competitors. In addition, some of the benefits we expect to experience in connection with the recent increase in M&A volume will be partially offset by the continued decline in restructuring activity.

Merchant banking and other revenues were $80.8 million for the year ended December 31, 2006 compared to $79.1 million in the year ended December 31, 2005, which represents an increase of 2%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds are principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II and GSAVP), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic conditions and the performance of the individual companies in which we invest. During 2006 and 2005, several GCP portfolio companies benefited from favorable conditions in the financing markets. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of merchant banking revenue realized by the firm.

Results of Operations

The following tables set forth data relating to Greenhill’s sources of revenue:

Revenue by Source

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
Financial advisory	$209.8	$142.1	$130.9	$121.3	$107.4
Merchant banking fund management & other	80.8	79.1	21.0	5.4	5.2
Total revenue	$290.6	$221.2	$151.9	$126.7	$112.6

1	Source: Thompson Financial as of January 15, 2007.

2	Data for three of the four investment banks reflect November fiscal year ends.

Financial Advisory Revenues

Financial Advisory Revenue by Client Location

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
United States	47%	44%	54%	48%	61%
Europe	51%	55%	43%	44%	31%
Canada, Latin America & Other	2%	1%	3%	8%	8%

Financial Advisory Revenue by Industry

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Communications & Media	15%	21%	29%	24%	26%
Consumer Goods & Retail	4%	8%	25%	26%	15%
Financial Services	10%	12%	17%	15%	13%
Technology	4%	2%	1%	7%	7%
Energy & Utilities	7%	6%	10%	9%	6%
Real Estate, Lodging & Leisure	4%	1%	4%	1%	3%
General Industrial & Other	56%	50%	14%	18%	30%

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

2006 versus 2005.    Financial advisory revenues were $209.8 million in the year ended December 31, 2006 compared to $142.1 million in the year ended December 31, 2005, which represents an increase of 48%. The increase reflected the benefit of an increase in M&A market volume and our continued business development efforts, offset in part, by the impact of a decline in the volume of financial-distress related business.

Prominent advisory assignments in 2006 include:

•	the acquisition by Bayer AG of Schering AG;

•	the sale of John Laing plc to Henderson Equity Partners;

•	the sale of Kos Pharmaceuticals, Inc. to Abbott Laboratories;

•	the sale by MTS Allstream Inc. of its directories business to Yellow Pages Group Co.;

•	the representation of the independent committee of Board of Directors of Reckson Associates Realty Corporation in its pending sale to SL Green Realty Corporation; and

•	the demerger by WH Smith plc of its Retail business.

We earned advisory revenue from 72 different clients in 2006, compared to 55 in 2005. We earned $1 million or more from 45 clients in 2006, compared to 33 in 2005. The ten largest fee-paying clients in 2006 contributed 39% to our total revenues, and only one of those clients had in any prior year been among our ten largest fee-paying clients. One client represented approximately 10% of total revenues in 2006; no clients represented 10% or more of total revenues in 2005.

2005 versus 2004.    Financial advisory revenues were $142.1 million in the year ended December 31, 2005 compared to $130.9 million in the year ended December 31, 2004, which represents an increase of 9%. The increase reflected the benefit of an increase in M&A market volume and our continued business development efforts, offset by the impact of a decline in the volume of financial-distress related business. At the same time, worldwide M&A volume for all corporations increased by 42%, from $1,599 billion3 in 2004 to $2,274 billion in 2005, and aggregate advisory revenues reported by four leading investment banks that publicly disclose their advisory fee revenue increased by 19%, from $4.2 billion in 2004 to $5.0 billion in 20054 ..

Prominent advisory assignments in 2005 include:

•	the sale of Aggregate Industries, plc to Holcim S.A.;

•	the merger of Archipelago Holdings, Inc. with the New York Stock Exchange;

•	the sale of MCI, Inc. to Verizon Communications, Inc.;

•	T&F Informa plc’s acquisition of IIR Holdings Limited;

•	the acquisition of CP Ships Limited by TUI AG; and

•	the merger of Whirlpool Corporation with Maytag Corporation.

We earned advisory revenue from 55 different clients in 2005, compared to 47 in 2004; 37 of those clients had not produced any 2004 revenue. We earned $1 million or more from 33 of those clients in 2005, compared to 25 in 2004. The ten largest fee-paying clients in 2005 constituted 39% of our total revenue, and only one of those clients had in any prior year been among our ten largest fee-paying clients. We had no client that constituted 10% or more of total revenue in 2005, and one client at approximately 10% of total revenues in 2004. Our revenues in 2004 attributable to this client related to an engagement that was singular in nature, like all of our other advisory engagements.

Merchant Banking Fund Management and Other Revenues

Our merchant banking fund management activities currently consist primarily of the management of and our investment in Greenhill’s merchant banking funds, GCP I, GCP II and GSAVP. The following table sets forth additional information relating to our merchant banking and interest income:

3	Source: Thomson Financial as of January 15, 2007.

4	Data for three of the four investment banks reflect November fiscal year ends.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
Management fees	$15.2	$11.4	$4.5	$5.0	$4.7
Net realized and unrealized gains on investments in merchant banking	27.1	32.0	11.3	—	0.2
Merchant banking profit overrides	34.6	32.3	4.1	—	—
Other unrealized investment income	0.8	0.5	0.3	—	—
Interest income	3.1	2.9	0.8	0.4	0.3
Merchant banking fund management and other revenue	$80.8	$79.1	$21.0	$5.4	$5.2

We began our merchant banking activities with the formation of our first fund, GCP I, in 2000, which had committed capital of $423 million. At the outset of that fund our managing directors committed capital to the fund and were awarded substantially all of the rights to receive overrides on profits that might be earned by the general partner of the fund. For the period 2000 through 2003 our activities consisted principally of our management of GCP I. In 2003 we began to invest directly in GCP I by purchasing limited partnership interests. In early 2004 our investment increased as a result of the assignment to us of a portion of the future commitments of our managing directors. In 2004 we also increased our economic share of the profit override of the fund to 50% for all investments made on or after January 1, 2004 (100% of the profit override is reflected in our revenues in accordance with our consolidation policy). The remaining 50% share of the profit overrides was retained by our employees and is reflected in compensation expense. In aggregate we committed $30.3 million to GCP I, with a majority of our capital deployed for investments made subsequent to January 1, 2004.

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

In March 2006 we expanded our merchant banking activities with the closing of our first venture capital fund, GSAVP. We committed approximately $10.9 million to GSAVP, or approximately 10% of the committed capital of $101.5 million, and our employees committed an additional $22.6 million to GSAVP. We are entitled to receive 50% of the profit overrides for all investments made by GSAVP (100% of the profit override, if any, is reflected in our revenues in accordance with our consolidation policy). Our employees are entitled to receive the remaining 50% of the profit overrides. See below for more information regarding our consolidation of the profit overrides.

We generate merchant banking revenue from (i) management fees paid by the funds, (ii) gains (or losses) on our investments in the merchant banking funds, and (iii) profit overrides.

We charge management fees in GCP I to all outside investors who are not employed or affiliated with us. In GCP II and GSAVP we charge management fees to all investors except the firm. Management fees are generally charged based upon a percentage of committed capital (ranging from 1.5% to 2.5%) during the 5 year commitment period and as a percentage of invested capital (ranging from 1% to 1.5%) after the termination of the commitment period. Our management fees also include portions of other transactions fees which may be paid directly to us by portfolio companies of the merchant banking funds. We earned annual fees from GCP I of approximately $4.5 million during the commitment period (which ended March 31, 2005) and for 2007 expect to earn approximately $1.0 million in management fees from GCP I. The amount of management fees earned from GCP I is dependent on the amount of invested capital and will decline over the remaining life of the fund as investments are liquidated (a process which we expect will end by 2010). We currently earn annual fees from GCP II of approximately $12.0 million, and we expect to earn such amount through 2009 (or such earlier time as the commitment period terminates) and a lesser amount thereafter. We currently earn annual fees from GSAVP of approximately $2.1 million, and we expect to earn such amount through 2011 (or such earlier time as the commitment period terminates) and a lesser amount thereafter.

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

Net realized and unrealized gains on investments in merchant banking are comprised of investment income, realized and unrealized gains from the firm’s investments in merchant banking funds, and the consolidated earnings of the general partners of these funds in which we have a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings of the general partner (exclusive of profit overrides) which is held by employees of the firm is recorded as minority interest.

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

As the general partner of our merchant banking funds, we make investment decisions for the funds and are entitled to receive from the funds an override of the profits of the funds. In aggregate, we and our employees are entitled to a profit override percentage of 20% of the profits earned by unaffiliated investors in GCP I and generally for all investors except the firm in GCP II and GSAVP. We are deemed to have the majority of the economic interest in the managing general partner of GCP I and the general partners of GCP II and GSAVP in accordance with FASB Interpretation No. 46 (‘‘FIN 46-R’’), ‘‘Consolidation of Variable Interest Entities’’, (effective for investments made beginning early 2004). Under FIN 46-R we include as consolidated revenue all realized and unrealized profit overrides earned by the managing general partners of GCP I, GCP II and GSAVP. From an economic perspective, profit overrides in respect of such investments are allocated 50% to the firm and 50% to employees of the firm. The economic share of the profit overrides allocated to the employees of the firm is recorded as compensation expense. For investments made prior to 2004, we did not have a majority of the economic interest and only that portion of the profit override allocable directly to us, which ranges from 5% – 11%, is included in our consolidated revenue.

Because we include in our revenues all of the profit overrides earned from investments made on or after January 1, 2004, we expect that as the investments mature and, depending upon market conditions, that the amount of our profit overrides could increase. The amount of profit overrides we recognize as revenue will depend upon the underlying fair value of the portfolio company and is subject to the volatility referred to above.

2006 versus 2005.    In the year ended December 31, 2006, the firm earned $80.8 million in merchant banking fund management & other revenue compared to $79.1 million in the year ended December 31, 2005, an increase of 2%. The increase was primarily due to higher management fees resulting from a full year of management of GCP II and the establishment of GSAVP. Realized and unrealized investment gains and profit overrides were comparable in 2006 and 2005. In total, GCP (and the firm) earned revenues relating to 11 portfolio companies and incurred losses relating to one portfolio company in 2006. GCP (and the firm) earned revenue from 11 portfolio companies in 2005. The firm had no investments in 2006 that contributed more than 10% to total revenues and one investment in 2005 that contributed more than 10% to total revenues. GCP gains and losses relating to investments made in 2004 or later have a larger impact on firm revenue because of the firm’s increased investment in, and increased participation in profit overrides relating to, GCP starting in early 2004.Included in merchant banking fund management & other revenue for the years ended December 31, 2006 and 2005 is $1.9 million and $1.8 million related to the portion of the interests in the general partners of GCP which are held directly by employees of the firm, which is deducted as minority interest.

2005 versus 2004.    In the year ended December 31, 2005, the firm earned $79.1 million in merchant banking fund management & other revenue compared to $21.0 million in the year ended December 31, 2004, an increase of 277%. These increases are primarily due to higher management fees resulting from greater assets under management, higher dividend income and distributions of earnings from portfolio companies, higher realized and unrealized principal investment gains in the GCP portfolio, an increase in the recognized amounts of profit overrides associated with gains in the GCP portfolio and an increase in interest income. GCP gains and losses relating to investments made in 2004 or later have a larger impact on firm revenue because of the firm’s increased investment in, and increased participation in profit overrides relating to, GCP starting in early 2004. The firm had one investment that contributed more than 10% to total revenues in 2005 and none in 2004. Included in merchant banking fund management & other revenue for the year ended December 31, 2005 is $1.8 million related to the portion of the interests in the general partners of GCP which are held directly by employees of the firm, which is deducted as minority interest.

The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the 2006, 2005 and 2004 are not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

Our total operating expenses for the year ended December 31, 2006 were $171.5 million, which compares to total operating expenses of $131.2 million for 2005. The increase of $40.3 million, or 31%, relates primarily to compensation expense which is paid as a percentage of revenue and is described in more detail below. The pre-tax income margin for the year ended December 31, 2006 was 40% in both 2006 and 2005.

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

Operating expenses apart from compensation have been modest in proportion to revenues, as a result of the relatively small number of staff and related costs (including travel, office space, communications, information services, depreciation and professional services) that Greenhill bears. A portion of certain costs are reimbursed by clients under the terms of client engagements. In addition, until August 2006, Barrow Street Capital subleased office space from us and reimbursed us for the use of other facilities and participation in our health care plans.

The following table sets forth information relating to our actual and pro forma operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Year Ended December 31,
	2006	2005	2004
	(in millions, except employee data)
Number of employees at year end	201	151	127
Actual compensation and benefits expenses	$134.1	$102.4	$61.4
% of revenues	46%	46%	40%
Pro forma compensation and benefits expenses(a)	134.1	102.4	67.7
% of revenues	46%	46%	45%
Non-compensation expenses	37.4	28.8	26.9
% of revenues	13%	13%	18%
Total actual operating expenses	171.5	131.2	88.3
% of revenues	59%	59%	58%
Total pro forma operating expenses(a)	171.5	131.2	94.6
% of revenues	59%	59%	62%
Minority interest in net income of affiliates	1.9	1.8	6.5
Total actual income before tax	117.3	88.2	57.0
Actual pre-tax income margin	40%	40%	38%
Total pro forma income before tax(a)	117.3	88.2	57.3
Pro forma pre-tax income margin(a)	40%	40%	38%

(a)	Amounts for the years ended December 31, 2006 and 2005 reflect actual expenses for the entire period. Amounts for the year ended December 31, 2004 reflect actual expenses for the period subsequent to our initial public offering in May 2004 and pro forma expenses for the period prior to our initial public offering. See Note 16 of the Consolidated Financial Statements for information on the pro forma adjustments.

Compensation and Benefits

The principal component of our operating expenses is compensation and benefits expense. It is our policy that our total compensation and benefits, including that payable to our managing directors and senior advisors, will not exceed 50% of total revenues each year (although we retain the ability to change this policy in the future). Because we were a limited liability company prior to our initial public offering, payments for services rendered by our managing directors generally were accounted for as distributions of members’ capital or minority interest expense rather than as compensation expense. As a result, our pre-initial public offering compensation and benefits expense did not reflect a large portion of payments for services rendered by our managing directors and understates the expected operating costs to be incurred as a public company. As a corporation, we include all payments for services rendered by our managing directors in compensation and benefits expense. One factor in determining the compensation expense ratio in 2006 and 2005 was the accounting impact of the introduction into our compensation packages of equity-related compensation in the form of restricted stock units.

As a public company, the compensation we pay to our employees consists of base salary and benefits, cash bonus awards and the award of restricted stock units. Base salary and benefits are paid ratably throughout the year. Cash bonuses, which are accrued each period, are discretionary and dependent upon on number of factors, including the performance of the firm. Discretionary cash bonus payments are paid annually in February following year end. Awards of restricted stock units are also discretionary and amortized to compensation expense (based upon the value of the award at the time of grant) during the service period over which the award vests, which is generally five years. As we expense these awards, the restricted stock units recognized are recorded within stockholders’ equity. In January 2007, our employees were granted 561,887 restricted stock units in conjunction with the 2006 compensation.

2006 versus 2005.    For the year ended December 31, 2006, our employee compensation and benefits expenses were $134.1 million, which compares to $102.4 million of compensation and benefits expense for the year ended December 31, 2005. For the year ended December 31, 2006, the ratio of compensation to revenues was 46%, which was approximately the same as for the comparable period in 2005. This represents an increase of 31% in total compensation and benefits expense, and is principally related to the increase in revenues for the year. As restricted stock unit awards vest over future years, it is expected that the compensation ratio will gradually increase.

2005 versus 2004.    Our total compensation and benefits expense for the year ended December 31, 2005 was $102.4 million, which reflects a 46% compensation ratio for the year. This compares against $67.7 million of pro forma compensation and benefits expense, which reflects a 45% compensation ratio for the year ended December 31, 2004. This represents an increase of 51% in total compensation and benefits expense, and is principally related to the increase in revenues for the year and the increase in the compensation ratio resulting from the amortization charge for awards of restricted stock units. As restricted stock unit awards vest over future years, it is expected that the compensation ratio will gradually increase.

Our actual compensation and benefits expense for the year ended December 31, 2004 was $61.4 million.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular year depending upon the amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular year may not be indicative of compensation expense in a future period.

Non-Compensation Expense

Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

As a public company, our costs for such items as insurance and professional fees, principally accounting and legal advice have increased. We also expect that our non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments.

2006 versus 2005.    For the year ended December 31, 2006, our non-compensation expenses were $37.4 million, which compared to $28.8 million for the year ended December 31, 2005, representing an increase of 30%. The increase in 2006 as compared to 2005 is related principally to expenses and provisions for legal contingencies ($3.1 million), increases in occupancy and other costs associated with new office space in London and New York ($3.3 million), losses from foreign currency movements ($1.1 million), and greater information services ($0.8 million) and travel ($1.2 million) costs primarily as a result of the growth in personnel and business development activities, offset in part by the absence of the 2005 third-party fee related to fundraising for GCP II ($1.0 million) and the 2005 charge for uncollectible accounts ($1.4 million)..

Non-compensation expenses as a percentage of revenues were 13% for the years ended December 31, 2006 and 2005, respectively.

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

The firm’s non-compensation expense as a percentage of revenue can vary as a result of a variety of factors, including fluctuation in annual revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, currency movements and other factors. Accordingly, the non-compensation expense as a percentage of revenue in any particular year may not be indicative of the non-compensation expense as a percentage of revenue in future periods.

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

2006 versus 2005.    For the year ended December 31, 2006, the provision for taxes was $41.6 million, which reflects an effective tax rate of approximately 35%. This compares to a provision for taxes for the year ended December 31, 2005 of $32.6 million based on an effective tax rate of approximately 37%. The increase in the provision for taxes is primarily due to the higher pre-tax income. The lower effective tax rate in 2006 as compared to 2005 results from the fact that a greater proportion of our income was earned in lower tax rate jurisdictions, as well as, lower state and local income taxes.

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

Geographic Data

For a summary of the total revenues, income before minority interest and tax, net income and total assets of Greenhill by geographic region, see Note 15 to the consolidated financial statements.

Liquidity and Capital Resources

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. As cash accumulates it is invested in short term liquid investments.

We generate cash from both our operating activities in the form of advisory and asset management fees and our merchant banking investments in the form of distributions of investment proceeds and profit overrides. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, investments in merchant banking funds, payment of dividends, repurchase of shares of our stock and leasehold improvements.

Our cash balances generally accumulate from our operating activities during the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions where collections may take longer due to court-ordered holdbacks. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued bonuses that are paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In the first quarter of 2007, cash bonuses of $52.1 million relating to 2006 compensation were paid to our employees. In addition, we expect to pay approximately $14.0 million in early 2007 related to income taxes owed for the year ended December 31, 2006.

A large portion of our liabilities are associated with unrealized earnings (i.e., recorded on our books but for which cash proceeds have not yet been received) from our merchant banking investments. At December 31, 2006 approximately $10.5 million of our bonus accrual related to profit overrides for unrealized gains of GCP and $21.7 million related to deferred tax liabilities that are deferred until the gains from the GCP investments are realized. These amounts may increase or decrease depending on the change in the fair value of the GCP funds and are payable, subject to clawback, at the time the funds realize cash proceeds.

Since our initial public offering we have used a portion of our cash reserves to repurchase shares of our common stock, pay dividends and make investments in our merchant banking funds. Our commitments to our merchant banking funds may require us to fund capital calls on short notice. On the other hand, distributions from our merchant banking funds are generally made shortly after proceeds are received by the funds. We are unable to predict the timing or magnitude of share repurchase opportunities, capital call requirements or distribution of investment proceeds.

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

To increase our financial flexibility, during 2006, we obtained from a U.S. commercial bank an unsecured $30 million revolving loan facility to provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes. We intend to increase the facility to $50 million during the first quarter of 2007. Interest on borrowings is based on LIBOR plus 1.875%.  The revolving bank loan facility matures on August 1, 2007. At December 31, 2006, $19.5 million of borrowings were outstanding on the loan facility.

As of December 31, 2006, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP, GSAVP and other merchant banking activities of $72.1 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.

On December 28, 2006, one of our subsidiaries acquired ordinary shares of Ironshore Inc., a newly formed insurance company, for $30 million. We expect these securities to be acquired by a new merchant banking fund to be formed by us in the first half of 2007. If we are unsuccessful in raising the new fund, the firm will retain its investment in Ironshore Inc.

During 2006, we repurchased 757,050 shares of our common stock in open market purchases at an average price of $62.43 per share. Also during 2006, we completed the purchase at a discount to market of 244,028 shares (of which 195,222 shares were contracted for purchase at December 31, 2005) at an average price of $47.19 per share from a former employee. Additionally, we are deemed to have repurchased 56,085 shares of our common stock at an average of $67.96 per share in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. The firm has remaining authorization to repurchase up to $23.3 million of common stock in open market transactions.

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

Cash Flows

2006.    Cash and cash equivalents decreased by $20.9 million in 2006. We generated $38.6 million from operating activities, including $30.3 million from net income after giving effect to the non-cash items and by a net increase in working capital of $8.3 million (principally from the accrual of compensation expense and taxes payable and an increase in accounts receivable, offset in part by a decrease in accounts payable and accrued expenses). We used $12.7 million in investing activities, including $53.2 million in new investments in merchant banking funds and shares of Ironshore, Inc., $38.8 million from the net purchase of auction rate securities, $8.8 million from the build-out of new office space and $2.3 million in the purchase of Beaufort Partners Limited, offset in part by $90.4 million in distributions from our merchant banking investments. We used $52.6 million for financing activities, including $21.2 million for the payment of dividends and $53.5 million for the repurchase of our common stock. A portion of our financing activities were funded through net borrowings of $19.5 million.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$33,771	$7,899	$15,150	$7,300	$3,422
Merchant banking commitments(a)	72,139	22,767	32,600	16,772	—
Total	$105,910	$30,666	$47,750	$24,072	$3,422

(a)	We may be required to substantially fund our merchant banking commitments at any time through 2011, depending on the timing and level of investments by GCP and GSAVP, although we do not expect these commitments to be drawn in full. Since the merchant banking commitments can be drawn at any time over the life of the commitment period, the amounts above are shown as if spread ratably over the life of the primary commitment period.

In 2006, subsidiaries of GCP amended one existing credit agreement and entered into one new credit agreement with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and pursuant to which they borrowed in the aggregate $168 million, secured by the shares of Global Signal Inc. common stock owned by them (which comprises substantially all of their assets). Under the terms of a separate recourse agreement, the lenders had recourse to Greenhill Capital Partners, LLC in the event of fraud or intentional or grossly negligent misrepresentations by the borrowers or the institution of insolvency proceedings by or against the borrower, Greenhill Capital Partners LLC or the general partners of GCP. Proceeds from the loans were used to fund distributions to GCP’s limited partners, which include executive officers of Greenhill and the firm. In December 2006, the borrowers repaid $53.8 million of the principal amounts outstanding under these credit agreements, and in January of 2007, the borrowers repaid the remaining outstanding balance.

In 2006, the firm obtained from a U.S. commercial bank an unsecured $30 million revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. We intend to increase the facility to $50 million during the first quarter of 2007. Interest on borrowings is based on one month LIBOR plus 1.875%. The revolving bank loan facility matures on August 1, 2007, but may be extended by a written agreement of lender and borrower. At December 31, 2006, $19.5 million of borrowings were outstanding on the loan facility.

Market Risk

We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in or on behalf of GCP, GSAVP and other merchant banking funds.

We have invested our cash in short duration, highly rates fixed income investments including highly rated short-term debt securities and money market funds. Changes in interest rates and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes will have a material effect on our results of operations. Our short-term cash investments are primarily denominated in US dollars, UK sterling and Euros, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated accounting requirements. To the extent that the cash balances in local currency exceed our short term obligations, we may hedge our foreign currency exposure.

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at December 31, 2006, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of $6.5 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which 46% of our revenues for the year ended December 31, 2006 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of unaffiliated investors of GCP I and all principally investors except the firm of GCP II and GSAVP and are subject to clawback. Future losses in the value of the fund’s investments may require amounts previously recognized as profit overrides to be reversed to the fund in future periods. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No. 123(R), ‘‘Share-Based Payment’’, which is a revision of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’, restricted stock units with future service requirements are recorded as compensation expense and generally are amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The firm records dividend equivalents in stockholders’ equity on outstanding restricted stock units that are expected to vest. The firm adopted Statement 123(R) as of January 1, 2005, and it did not have a material effect on the accounting for restricted stock units in its consolidated financial statements.

Provision for Taxes

After the initial public offering, the firm accounts for taxes in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

Prior to the initial public offering, the firm was primarily subject to local unincorporated business tax on business conducted in New York City, and income tax on current income realized by certain foreign subsidiaries. After the initial public offering, the firm is subject to U.S. federal, foreign, state and local taxes as a C corporation at the applicable tax rates.

Accounting Developments

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes’’. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and therefore will be adopted by the firm in the first quarter of 2007. The firm is currently evaluating the future effects of adopting FIN 48. The firm has preliminarily determined that it is not expected to have a material impact to the consolidated financial statements.

On September 15, 2006 the FASB issued, FASB Statement No. 157 (‘‘FAS 157’’) on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of FAS 157 are effective for fiscal years beginning after November 17, 2007. At this time, the firm is evaluating the implications, including the additional disclosure requirements, of FAS 157, and its potential impact to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See ‘‘Item 7. Market Risk’’ above for a discussion of market risks.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are listed in ‘‘Item 15. Exhibits and Financial Statement Schedules’’.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Based upon their evaluation of the firm’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this 2006 Form 10-K, the firm’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the firm’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Management’s report on the firm’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are included on pages F-2 – F-4 of this report.

In addition, on May 17, 2006 our Chief Executive Officer certified to the New York Stock Exchange (‘‘NYSE’’) that he was not aware of any violation by the firm of the NYSE’s corporate governance listing standards. We have field as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding members of the Board of Directors will be presented in Greenhill’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on April 25, 2007, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K under the caption ‘‘Executive Officers.’’

Item 11.    Executive Compensation

Information regarding executive compensation will be presented in Greenhill’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on April 25, 2007, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in Greenhill’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on April 25, 2007, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions will be presented in Greenhill’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on April 25, 2007, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be presented in Greenhill’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be held on April 25, 2007, and is incorporated herein by reference.

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

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Greenhill & Co., Inc.

We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in members’ equity and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhill & Co., Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 21, 2007

Report of Independent Registered Public Accounting Firm

The	Board of Directors and Shareholders of Greenhill & Co., Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Greenhill & Co., Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Greenhill & Co., Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in members’ equity and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Greenhill & Co., Inc. and our report dated February 21, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 21, 2007

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements of Financial Condition
As of December 31,

	2006	2005
Assets
Cash and cash equivalents	$62,386,286	$83,240,865
Securities	38,753,193	—
Financial advisory fees receivable, net of allowance for doubtful accounts of $0 million and $1.1 million at December 31, 2006 and 2005, respectively	21,443,944	27,336,205
Other receivables	2,031,277	933,468
Property and equipment, net	14,260,376	8,638,632
Investments	129,431,273	104,135,337
Due from affiliates	708,643	260,537
Goodwill	17,691,889	—
Other assets	11,024,522	10,396,077
Total assets	$297,731,403	$234,941,121
Liabilities and Stockholders’ Equity
Compensation payable	$64,355,140	$61,219,698
Accounts payable and accrued expenses	6,283,004	15,984,768
Bank loan payable	19,500,000	—
Taxes payable	48,356,002	38,346,740
Due to affiliates	1,445,044	1,445,044
Total liabilities	139,939,190	116,996,250
Minority interest in net assets of affiliates	2,230,903	3,229,537
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 31,034,727 and 30,880,024 shares issued and outstanding as of December 31, 2006 and 2005, respectively	310,345	308,800
Restricted stock units	21,205,268	8,931,618
Additional paid-in capital	116,251,930	109,961,120
Exchangeable shares of subsidiary; 257,156 shares issued and outstanding as of December 31, 2006	15,352,213	—
Retained earnings	112,052,519	57,595,530
Accumulated other comprehensive income (loss)	2,896,461	(3,025,186)
Treasury stock, at cost, par value $0.01 per share; 2,512,437 and 1,650,496 shares as of December 31, 2006 and 2005, respectively	(112,507,426)	(59,056,548)
Stockholders’ equity	155,561,310	114,715,334
Total liabilities, minority interest and stockholders’ equity	$297,731,403	$234,941,121

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements of Income
Years Ended December 31,

	2006	2005	2004
Revenues
Financial advisory fees	$209,849,768	$142,043,898	$130,906,471
Merchant banking revenue	77,640,023	76,213,838	20,188,544
Interest income	3,155,774	2,894,730	758,281
Total revenues	290,645,565	221,152,466	151,853,296
Expenses
Employee compensation and benefits	134,133,733	102,441,141	61,446,527
Occupancy and equipment rental	8,973,490	6,473,436	5,615,802
Depreciation and amortization	3,008,579	2,495,336	3,467,745
Information services	4,349,274	3,538,765	2,920,466
Professional fees	3,410,404	4,165,585	4,527,719
Travel related expenses	5,819,923	4,620,324	4,085,453
Other operating expenses	11,793,116	7,417,554	6,281,394
Total expenses	171,488,519	131,152,141	88,345,106
Income before tax and minority interest	119,157,046	90,000,325	63,508,190
Minority interest in net income of affiliates	1,858,119	1,831,888	6,487,050
Income before tax	117,298,927	88,168,437	57,021,140
Provision for taxes	41,632,982	32,636,153	18,705,313
Net income	$75,665,945	$55,532,284	$38,315,827
Weighted average shares outstanding:
Basic	29,518,085	30,631,573	28,780,383
Diluted	29,627,747	30,671,552	28,788,798
Earnings per share:
Basic	$2.56	$1.81	$1.33
Diluted	$2.55	$1.81	$1.33
Pro forma average shares outstanding (see Note 16):
Basic	29,518,085	30,631,573	28,780,383
Diluted	29,627,747	30,671,552	28,788,798
Pro forma earnings per share (see Note 16):
Basic	$2.56	$1.81	$1.19
Diluted	$2.55	$1.81	$1.19

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements of Changes in Members’ Equity and Stockholders’ Equity
Years Ended December 31,

	2006	2005	2004
Members’ equity, beginning of the year	$—	$—	$32,257,252
Contributed capital	—	—	27,500
Comprehensive income:
Net income prior to the Reorganization	—	—	13,430,671
Other comprehensive income:
Foreign currency translation adjustment	—	—	(225,490)
Comprehensive income	—	—	13,205,181
Distributions	—	—	(31,223,511)
Exchange of members’ interests for shares of common stock	—	—	(17,784,148)
Transfer to other comprehensive income	—	—	(564,013)
Transfer to retained earnings	—	—	4,081,739
Members’ equity, end of the year	—	—	—
Common stock, par value $0.01
Common stock, beginning of the year	308,800	307,500	—
Exchange of partnership interests for shares of common stock	—	—	250,000
Common stock issued	1,545	1,300	57,500
Common stock, end of the year	310,345	308,800	307,500
Restricted stock units
Restricted stock units, beginning of the year	8,931,618	3,396,714	—
Restricted stock units recognized	15,834,888	9,023,251	3,396,714
Restricted stock units delivered	(3,561,238)	(3,488,347)	—
Restricted stock units, end of the year	21,205,268	8,931,618	3,396,714
Additional paid-in capital
Additional paid-in capital, beginning of the year	109,961,120	106,743,051	—
Exchange of partnership interests for shares of common stock	—	—	17,534,148
Common stock issued	3,704,731	2,344,158	89,208,903
Tax benefit from the delivery of restricted stock units	2,586,079	873,911	—
Additional paid-in capital, end of the year	116,251,930	109,961,120	106,743,051
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	—	—	—
Exchangeable shares of subsidiary issued	15,352,213	—	—
Exchangeable shares of subsidiary, end of the year	15,352,213	—	—
Retained earnings
Retained earnings, beginning of the year	57,595,530	15,781,529	—
Transfer from members’ equity	—	—	(4,081,739)
Dividends	(21,208,956)	(13,718,283)	(5,021,888)
Net income subsequent to the Reorganization	75,665,945	55,532,284	24,885,156
Retained earnings, end of the year	112,052,519	57,595,530	15,781,529
Other comprehensive income (loss)
Other comprehensive income, beginning of the year	(3,025,186)	1,222,235	—
Transfer from members’ equity	—	—	564,013
Currency translation adjustment	5,921,647	(4,247,421)	658,222
Other comprehensive income (loss), end of the year	2,896,461	(3,025,186)	1,222,235
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(59,056,548)	(211,926)	—
Repurchased	(53,450,878)	(58,844,622)	(211,926)
Treasury stock, end of the year	(112,507,426)	(59,056,548)	(211,926)
Total members’ equity and stockholders’ equity	$155,561,310	$114,715,334	$127,239,103

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005	2004
Operating activities:
Net income	$75,665,945	$55,532,284	$38,315,827
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	3,008,579	2,495,336	3,467,745
Net realized and unrealized (gains) losses on investments	(62,458,927)	(64,821,299)	(15,668,245)
Restricted stock units recognized and common stock issued	15,979,922	9,059,521	3,396,714
Deferred taxes	(1,934,395)	12,090,539	1,917,175
Changes in operating assets and liabilities:
Financial advisory fees receivable	5,892,261	(2,150,268)	(8,787,948)
Due from affiliates	(448,106)	(125,374)	190,608
Other receivables and assets	(1,462,088)	222,381	1,381,896
Compensation payable	3,135,442	29,431,582	19,889,479
Accounts payable and accrued expenses	(9,701,764)	10,254,441	3,323,067
Minority interest in net assets of affiliates	(998,634)	2,725,360	(9,668,270)
Due to affiliates	—	—	1,445,044
Taxes payable	11,943,657	8,531,773	3,682,591
Cash settlement of restricted stock units	—	(1,988,870)	—
Net cash provided by operating activities	38,621,892	61,257,406	42,885,683
Investing activities:
Purchases of investments	(53,247,539)	(27,694,967)	(11,583,004)
Distributions from investments	90,410,530	14,262,603	7,912,500
Purchases of securities	(49,161,725)	(235,281,476)	(105,040,631)
Sale or maturity of securities	10,408,532	287,698,146	52,623,961
Purchases of property and equipment	(8,816,594)	(1,738,975)	(4,373,874)
Acquisition of Beaufort Partners Limited, net of cash acquired	(2,339,676)	—	—
Net cash (used in) provided by investing activities	(12,746,472)	37,245,331	(60,461,048)
Financing activities:
Proceeds of revolving bank debt	56,000,000	—	14,500,000
Repayment of revolving bank debt	(36,500,000)	—	(16,000,000)
Capital contributions	—	—	27,500
Dividends paid	(21,208,956)	(13,718,283)	(4,919,252)
Capital distributions	—	—	(31,223,511)
Net tax benefit from the delivery of restricted stock units	2,586,079	873,911	—
Proceeds from the issuance of common stock	—	(54,959)	89,266,403
Purchase of treasury stock	(53,450,878)	(58,844,622)	(211,926)
Cash (used in) provided by financing activities	(52,573,755)	(71,743,953)	51,439,214
Effect of exchange rate changes on cash and cash equivalents	5,843,756	(4,324,870)	344,459
Net (decrease) increase in cash and cash equivalents	(20,854,579)	22,433,914	34,208,308
Cash and cash equivalents, beginning of year	83,240,865	60,806,951	26,598,643
Cash and cash equivalents, end of year	$62,386,286	$83,240,865	$60,806,951
Supplemental disclosure of cash flow information:
Cash paid for interest	$426,173	$—	$172,422
Cash paid for taxes, net of refunds	$30,093,182	$11,137,926	$12,804,875

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
(formerly Greenhill & Co. Holdings, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Note 1 – Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the ‘‘Company’’), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt, Toronto and Dallas. The Company merged with Greenhill & Co. Holdings, LLC (‘‘Holdings’’), a New York limited liability company, on May 11, 2004 (the ‘‘Reorganization Date’’) immediately prior to its initial public offering (the merger and the other related transactions effected by Holdings and its affiliates in anticipation of the initial public offering are referred to collectively as the ‘‘Reorganization’’). In the offering, Greenhill & Co., Inc. issued 5,750,000 shares of common stock and received net proceeds of $89 million.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds, primarily Greenhill Capital Partners (‘‘GCP I’’), Greenhill Capital Partners II (‘‘GCP II’’), (collectively ‘‘GCP’’), and Greenhill SAV Partners (‘‘GSAVP’’), and the Company’s principal investments in GCP, GSAVP and other merchant banking funds.

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (‘‘G&Co’’), Greenhill Capital Partners, LLC (‘‘GCPLLC’’), Greenhill Venture Partners, LLC (‘‘GVP’’), Greenhill Aviation Co., LLC (‘‘GAC’’), Greenhill & Co. Europe Limited (‘‘GCE’’), and Greenhill & Co. Holding Canada Ltd (‘‘GCH’’).

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

GCPLLC is a registered investment adviser under the Investment Advisers Act of 1940 (‘‘IAA’’). GCPLLC provides investment advisory services to GCP, our private equity funds that invest in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP are third parties. However, the Company and its employees have also made investments in GCP.

GVP became a registered investment advisor under the IAA in 2007. GVP provides investment advisory services to GSAVP, our venture funds that invest in early growth stage companies in the tech-enabled and business information services industries. The majority of the investors in GSAVP are third parties; however, the Company and its employees have also made investments in GSAVP.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $4.6 million, $5.2 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the Company of GCP II and

GSAVP and are subject to clawback. Future losses (if any) in the value of the fund’s investments may require amounts previously recognized as profit overrides to be adjusted downward. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved. See ‘‘Note 3 – Investments’’ for further discussion of the merchant banking revenues recognized.

Investments

The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments are recorded at estimated fair value.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.0 million, $1.4 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Distributions related to the global operating income earned prior to the Reorganization were principally made on or before the Reorganization Date. See ‘‘Note 8 – Members’ and Stockholders’ Equity’’ for further discussion of the distributions to Members.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No, 123(R), ‘‘Share-Based Payment’’, which is a revision of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’, restricted stock units with future service requirements are recorded as compensation expense and generally is amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The Company records dividend equivalents in stockholders’ equity on outstanding restricted stock units that are expected to vest. The Company adopted FASB Statement 123(R) as of January 1, 2005, and it did not have a material effect on the Company’s accounting for awards of restricted stock units in its consolidated financial statements.

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

Common shares outstanding comprises (i) the 25,000,000 shares issued in connection with the Reorganization as if such issuance had occurred on January 1, 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering (iii) the 257,156 exchangeable shares issued in connection with the acquisition of Beaufort Partners Limited and (iii) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock, less the treasury stock purchased by the Company.

Goodwill

Goodwill is the cost of the acquisition of Beaufort Partners Limited in excess of the fair value of identifiable net assets at acquisition date. In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating business is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

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

Foreign Currency Translation

Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statement of changes in members’ equity and stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At December 31, 2006 and 2005, the carrying value of the Company’s cash equivalents approximated fair value.

Securities

Securities represents auction rate securities held by the Company. The Company has a highly diversified portfolio of AAA rated variable rate securities which generally provide liquidity at par every seven, twenty-eight or thirty-five days. At December 31, 2006, the carrying value approximated fair value and the coupon rates ranged from 3.6% to 3.9%. At December 31, 2005, the Company did not hold any municipal auction rate securities.

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

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes’’. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and therefore will be adopted by the Company in the first quarter of 2007. The Company is currently evaluating the future effects of adopting FIN 48. The Company has preliminarily determined that it is not expected to have a material impact to the consolidated financial statements.

On September 15, 2006 the FASB issued, FASB Statement No. 157 (‘‘FAS 157’’) on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of FAS 157 are effective for fiscal years beginning after November 17, 2007. At this time, the Company is evaluating the implications, including the additional disclosure requirements, of FAS 157, and its potential impact to the consolidated financial statements.

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

The Company’s management fee income consists of fees paid by its merchant banking funds and other transaction fees paid by the portfolio companies. Management fees were derived from GCP I during the years ended December 31, 2006, 2005 and 2004, from GCP II during the years ended December 31, 2006 and 2005 and from GSAVP during the year ended December 31, 2006.

Investment gains from the merchant banking activities are comprised of investment income, realized and unrealized gains from the Company’s investment in GCP and GSAVP, and the consolidated earnings of the general partner in which it has a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings of the general partner which are held by employees and former employees of the Company is recorded as minority interest.

The Company makes investment decisions for GCP and GSAVP and is entitled to receive from the general partners an override of the profits realized from the funds. The Company includes in consolidated merchant banking revenue all realized and unrealized profit overrides it earns from GCP. This includes profit overrides of the managing general partner of GCP I with respect to all investments it made after January 1, 2004 and the profit overrides of the general partners of GCP II and GSAVP for all investments. From an economic perspective, profit overrides in respect of all merchant banking investments made after January 1, 2004 are allocated 50% to the Company and 50% to employees of the Company. In addition, the Company also includes in merchant banking revenue its portion and certain employees’ portion of the profit overrides of GCP I with respect to investments made prior to January 1, 2004. The economic share of the profit overrides allocated to the employees of the Company is recorded as compensation expense.

The Company’s merchant banking revenue, by source, are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Management fees	$15,181	$11,393	$4,521
Net realized and unrealized gains on investments in merchant banking	27,093	32,043	11,305
Merchant banking profit overrides	34,600	32,300	4,100
Other unrealized investment income	766	478	263
Merchant banking revenue	$77,640	$76,214	$20,189

The carrying value of the Company’s investments are as follows:

	As of December 31,
	2006	2005
	(in thousands)
Investment in GCP I	$55,718	$85,293
Investment in GCP II	34,436	17,272
Investment in GSAVP	1,532	—
Investment in Ironshore, Inc.	30,053	—
Other investments	7,692	1,570
Investments	$129,431	$104,135

At December 31, 2006 and 2005, the investment in GCP I included $1.4 million and $2.9 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At December 31, 2006 and 2005, the investment in GCP II included $0.8 million and $0.3 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At December 31, 2006 and 2005, approximately $10.5 million and $17.7 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of GCP. This amount may increase or decrease depending on the change in the fair value of the GCP funds portfolio and is payable, subject to claw back, at the time the funds realize cash proceeds.

At December 31, 2006, the Company had unfunded commitments to GCP I of $6.5 million. The remaining commitments to GCP I will be funded as required through March 2007 for follow-on investments. At December 31, 2006, the Company had unfunded commitments to GCP II of $51.3 million which may be funded through March 2010. At December 31, 2006, the Company had unfunded commitments to GSAVP of $9.9 million which may be funded through September 2011.

In 2006, subsidiaries of GCP amended one existing credit agreement and entered into one new credit agreement with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and pursuant to which they borrowed in the aggregate $168 million, secured by the shares of Global Signal Inc. common stock owned by them (which comprises substantially all of their assets). Under the terms of a separate recourse agreement, the lenders had recourse to GCPLLC in the event of fraud or intentional or grossly negligent misrepresentations by the borrowers or the institution of insolvency proceedings by or against the borrower, GCPLLC or the general partners of GCP. Proceeds from the loans were used to fund distributions to GCP’s limited partners, which include the Company and certain of it executive officers. In December 2006, the borrowers repaid $53.8 million of the principal amounts outstanding under these credit agreements, and in January of 2007, the borrowers repaid the remaining outstanding balance.

Other Investments

In December 2006, GCE acquired ordinary shares of Ironshore Inc., a newly formed insurance company, for $30 million. The Company expects these securities will be acquired by a new merchant banking fund to be formed by the Company in the first half of 2007. If the Company does not form the new fund, the Company will retain its investment in Ironshore Inc.

In 2006, GCP LLC received a distribution in kind valued at $5.2 million from GCP I of marketable securities of a portfolio company. The fair value of the investment of $5.6 million is included in other investments above at December 31, 2006. In 2004, GCP LLC was granted stock options as a transaction fee from a GCP I portfolio company. The options were exercised for common stock, and the fair value of the common stock of $1.6 million and $1.3 million is included in other investments above at December 31, 2006 and 2005, respectively.

In 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC (‘‘Barrow Street III’’), of which $4.5 million remains unfunded at December 31, 2006. The remaining commitment to Barrow Street III will be funded as required through April 2009. Included above in other investments at December 31, 2006 and 2005, is $0.5 million and $0.2 million, respectively, related to the investment in Barrow Street III. There were no merchant banking revenues from Barrow Street III for the years ended December 31, 2006 and 2005.

In April 2004, the Company sold its interest in Barrow Street Capital LLC (‘‘Barrow Street’’) , a real estate investment management company (see Note 5), to the controlling parties of Barrow Street for the carrying value of $0.4 million. Prior to April 2004, the Company had a 50% member interest in Barrow Street. Barrow Street was formed to act as the managing member, investment advisor and general partner in various real estate ventures. The Company did not have control of Barrow Street, as the Company did not have a majority voting or economic interest. The Company had veto rights over most significant management and investment decisions with respect to Barrow Street, although the Company could not force a management change. There were no merchant banking revenues from Barrow Street for the year ended December 31, 2004.

Note 4 – Goodwill

On July 6, 2006, the Company acquired through its wholly owned subsidiary, GCH, 100% of the outstanding share capital of Beaufort Partners Limited, an independent investment bank based in

Toronto, Canada. The acquisition was accounted for as a purchase and we have preliminarily allocated approximately $17.7 million of the purchase price to goodwill.

Note 5 – Related Parties

At December 31, 2006 and 2005, the Company had receivables of $0.7 million and $0.3 million due from GCP and GSAVP, respectively, relating to expense reimbursements, which are included in due from affiliates.

Until August 2006, Barrow Street subleased office space from the Company and reimbursed the Company for the use of other facilities and participation in the Company’s health care plans. Included in expenses for the years ended December 31, 2006, 2005 and 2004, are reimbursements of $0.3 million, $0.4 million and $0.3 million, respectively, by Barrow Street.

During 2006, 2005 and 2004, the Company paid $26,414, $19,955 and $30,994, respectively, for the use of an aircraft owned by an executive of the Company. Included in occupancy and equipment rental expense for each of the years ended December 31, 2006, 2005 and 2004 are rent reimbursements of $46,800, respectively, for airplane and office space sublet by a firm owned by an executive of the Company.

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

Due to affiliates at December 31, 2006 and 2005 represents undistributed earnings to the U.K. members of GCI from the period prior to the Reorganization. The balance due to the U.K. members at the Reorganization Date of $1.4 million was recorded in minority interest as a distribution. Included in accounts payable and accrued expenses at December 31, 2006 and 2005, respectively, is $0.1 million and $0.1 million in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 6 – Property and Equipment

Property and Equipment consist of the following:

	As of December 31,
	2006	2005
	(in thousands)
Aircraft	$16,470	$16,440
Equipment	7,498	5,856
Furniture and fixtures	3,825	3,301
Leasehold improvements	15,406	10,598
	43,199	36,195
Less accumulated depreciation and amortization	(28,939)	(27,556)
	$14,260	$8,639

Note 7 – Revolving Bank Loan Facility

During 2006, the Company obtained from a U.S. commercial bank an unsecured $30.0 million revolving loan facility to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on one month LIBOR plus 1.875% and interest is payable monthly. The revolving bank loan facility matures on August 1, 2007, but may be extended by a written agreement of lender and borrower. In addition, the Company must comply with certain financial and liquidity covenants. The Company’s weighted average daily borrowings outstanding under the loan facility during the year ended December 31, 2006 was approximately $7.6 million, with average interest rates ranging from 6.500% to 7.375%.

In 2005 the availability of an unsecured $16.0 million revolving loan facility expired. That facility was available to provide for working capital needs and other general corporate purposes and was utilized in 2004. Amounts borrowed under that facility were repaid in May 2004 with a portion of the proceeds from the Company’s initial public offering.

Note 8 – Members’ and Stockholders’ Equity

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

Dividends declared per common share were $0.70 in 2006, $0.44 in 2005 and $0.16 in 2004. Dividend equivalents of $1.0 million, $0.4 million and $0.1 million were recorded in 2006, 2005 and 2004, respectively, on the restricted stock units that are expected to vest. Additionally, in January 2007, the Board of Directors of the Company declared a quarterly dividend of $0.25 per share. The dividend will be payable on March 21, 2007 to the common stockholders of record on March 7, 2007.

During 2006, the Company repurchased 757,050 shares of its common stock in open market purchases at an average price of $62.43 per share. Also during 2006, the Company completed the purchase at a discount to market of 244,028 shares (of which 195,222 shares were contracted for purchase at December 31, 2005) at an average price of $47.19 per share from a former employee. Additionally, the Company is deemed to have repurchased 56,085 shares of its common stock at an average of $67.96 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. The Company has remaining authorization to repurchase up to $23.3 million of common stock in open market transactions.

During 2005, the Company repurchased 606,472 shares of its common stock in open market purchases at an average price of $45.05 per share. In August 2005, the Company purchased 800,000 shares at a discount to market at a price of $26.22 per share from a former employee. In addition, in December 2005, the Company agreed to repurchase 195,222 shares at a price of $46.80 per share from another former employee, which is included in accounts payable and accrued expenses at December 31, 2005. That purchase was completed in early 2006. Additionally, the Company is deemed to have repurchased 39,456 shares of its common stock at an average of $35.78 per share in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units.

During 2004, the Company repurchased 9,346 shares of its common stock at an average price of $22.68 per share.

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

Note 9 – Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS – net income available to common stockholders	$75,666	$55,532	$38,316
Denominator for basic EPS – weighted average number of common shares	29,518	30,632	28,780
Effect of dilutive securities
Restricted stock units	110	40	9
Denominator for diluted EPS – weighted average number of common shares and dilutive potential common shares	29,628	30,672	28,789
Earnings per share:
Basic	$2.56	$1.81	$1.33
Diluted	$2.55	$1.81	$1.33

Note 10 – Retirement Plan

In the U.S., the Company sponsors a qualified defined contribution plan (the ‘‘Retirement Plan’’) covering all eligible employees of G&Co, GCPLLC and GVP. Employees must be 21 years old to be eligible to participate. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions up to $1,000 per employee. The Company incurred costs of $0.5 million, $0.5 million and $0.4 million for contributions to the Retirement Plan for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, compensation payable included $0.4 million and $0.4 million, respectively, related to contributions due to the Retirement Plan.

GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. GCI incurred costs of approximately $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 11 – Restricted Stock Units

The Company has adopted an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan generally vest ratably over a period of five years beginning on the first anniversary of the grant date or in full on the fifth anniversary of the grant date. To the extent the restricted stock units are outstanding at the time a dividend is paid on the common stock, a dividend equivalent amount is paid to the holders of the restricted stock units.

The Company issues restricted stock units to employees under the equity incentive plan, primarily in connection with its annual bonus awards, compensation agreements for new hires and at the time of its initial public offering. Of the total restricted stock units outstanding as of December 31, 2006, 2005 and 2004, respectively, 1,401,767, 1,022,010 and 651,188 units were unvested and require future service as a condition for the delivery of the underlying shares of common stock, and 0, 1,699 and 7,639 units, respectively, were vested and did not require future service. In 2006, 2005 and 2004, the Company recognized compensation expense, net of forfeitures, of $15.8 million, $9.3 million and $3.6 million, respectively, related to the restricted stock units, including $1.4 million and $0.6 million in 2005 and 2004, respectively, related to the vesting of restricted stock units granted to the controlling parties of Barrow Street as part of the Company’s initial public offering. (See Note 5 – Related Parties)

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2006	2005
Outstanding, January 1,	1,023,709	658,827
Granted(1)	655,998	647,343
Delivered	(152,371)	(125,367)
Settled for cash	—	(64,240)
Forfeited	(125,569)	(92,854)
Outstanding, December 31,	1,401,767	1,023,709

(1)	Excludes 561,887 restricted stock units granted to employees subsequent to December 31, 2006 as part of year-end compensation.

Note 12 – Commitments and Contingencies

The Company has entered into certain leases for office space under non-cancelable operating lease agreements that expire on various dates through 2013. The Company has also entered into various operating leases, which are used to obtain office equipment. Under an operating lease for office space, a third party owes the Company a portion of the monthly lease payment. Over the remaining life of this lease, the third party owes the Company approximately $1.1 million. This receivable is secured with a letter of credit issued on behalf of the third party in the amount of $1.0 million.

As of December 31, 2006, the approximate aggregate minimum future rental payments required were as follows:

2007	$7,899,000
2008	7,774,000
2009	7,376,000
2010	4,954,000
2011	2,346,000
Thereafter	3,422,000
Total	$33,771,000

Net rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $7.1 million, $5.0 million and $4.4 million, respectively.

Diversified U.S. financial institutions issued three unsecured letters of credit on behalf of the Company in the amounts totaling of $4.2 million and $4.2 million at December 31, 2006 and 2005, respectively, for the benefit of a lessor. At December 31, 2006 and 2005, no amounts had been drawn under any of the letters of credit.

At December 31, 2006, the Company had unfunded commitments to future investments in GCP, GSAVP and other merchant banking activities of $72.1 million. Of the remaining unfunded commitments, $6.5 million will be funded as required until 2007, $4.5 million will be funded as required until 2009, $51.3 million will be funded as required until 2010 and $9.9 million will be funded as required until 2011.

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

Note 13 – Income Taxes

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

The components of the provision for income taxes reflected on the consolidated statements of earnings are set forth below:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current taxes:
U.S. federal	24,444	6,189	5,942
State and local	2,430	1,920	4,817
Non-U.S.	16,693	12,437	6,029
Total current tax expense	43,567	20,546	16,788
Deferred taxes:
U.S. federal	515	12,112	3,142
State and local	(1,070)	105	(569)
Non-U.S.	(1,379)	(127)	(656)
Total deferred tax (benefit) expense	(1,934)	12,090	1,917
Total tax expense	$41,633	$32,636	$18,705

In general, the Company plans to reinvest 50% of the earnings of foreign affiliates in those operations and, accordingly, U.S. taxes are only provided on the amounts of earnings in excess of planned investment. In 2006, the Company repatriated $9.0 million of foreign earnings, which did not result in an increase in tax expense. In 2005 in accordance with a domestic investment plan pursuant to Section 965 of the Internal Revenue Code, the Company repatriated $14.0 million of foreign earnings, which resulted in an increase in tax expense of $0.1 million.

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

	As of December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Compensation and benefits	$9,410	$8,764
Depreciation and amortization	1,250	879
Other financial accruals	419	841
Total deferred tax assets	11,079	10,484
Deferred tax liabilities:
Unrealized gain on investments	21,575	23,689
Depreciation and amortization	85	—
Total deferred tax liabilities	21,660	23,689
Net deferred tax liability	$10,581	$13,205

Based on the Company’s historical taxable income and its expectation for the future, management expects that the deferred tax asset will be realized as offsets to deferred tax liabilities and as offsets to the tax consequences of future taxable income.

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective income tax rate is set forth below:

	Year Ended December 31,
	2006	2005	2004
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax	0.8	1.5	4.5
Rate before one-time events	35.8	36.5	39.5
Rate benefit for period as a limited liability company	—	—	(9.1)
Foreign taxes	—	0.4	2.4
Recognition of deferred tax liability upon the change in tax status	—	—	0.5
Other	(0.3)	0.1	(0.5)
Effective income tax rate	35.5%	37.0%	32.8%

The Company’s 2004 effective tax rate includes a rate benefit attributable to the fact that the Company generally was not subject to corporate taxes on its earnings prior to the Reorganization.

Note 14 – Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2006 and 2005, G&Co’s net capital was $9.8 million and $3.5 million, respectively, which exceeded its requirement by $7.6 million and $1.6 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 3.30 to 1 and 7.94 to 1 at December 31, 2006 and 2005,

respectively. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI is subject to capital requirements of the FSA. As of December 31, 2006 and 2005, GCI was in compliance with its local capital adequacy requirements.

In addition, GCP LLC and GVP are registered investments advisors and are subject to oversight by the Securities and Exchange Commission.

Note 15 – Business Information

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

The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented approximately 72%, 64% and 86%, of the Company’s total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company had separate financial advisory clients in 2006 and 2004 which comprised 10% and 10% of total revenues, respectively. No financial advisory clients exceeded 10% of total revenues in 2005. The Company’s revenues attributable to these clients related to an engagement similar in nature to all of the Company’s other advisory engagements. In addition, the Company had one investment in merchant banking that contributed more than 10% to total revenues in 2005 and none in 2006 and 2004.

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

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The Company’s investment banking activities are conducted out of its offices in New York, London, Frankfurt, Toronto and Dallas. For reporting purposes, the geographic regions are the locations in which the Company retains its employees, the United States and Europe.

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenues
North America	$182,496	$142,478	$95,332
Europe	108,150	78,674	56,521
Total	$290,646	$221,152	$151,853
Income before minority interest and tax
North America	$75,665	$55,967	$38,894
Europe	43,492	34,033	24,614
Total	$119,157	$90,000	$63,508
Total assets
North America	$202,288	$175,006	$134,025
Europe	95,443	59,935	42,991
Total	$297,731	$234,941	$177,016

Note 16 – Pro Forma Financial Information (unaudited)

Prior to the initial public offering the Company was a limited liability company and its historical earnings did not fully reflect the compensation expense the Company pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the Company’s earnings attributable to its European operations was recorded as minority interest. The Company believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest of its European operations, more accurately depict its results as a public company. During the years ended December 31, 2006 and 2005, the Company operated as a public company for the entire year, and the amounts presented in these financial statements reflect actual results of operations for those years. The amounts presented below for the year ended December 31, 2004 include the pro forma results of operations as if the Company operated as a public company during the period January 1, 2004 to the date of its public offering combined with the actual results of operations for the period after the public offering. The following are condensed pro forma consolidated statements of income for the year ended December 31, 2004:

			2004
			pro forma
			(in thousands)
Total revenues			$151,853
Compensation and benefits	(a	)	67,680
Other expenses			26,898
Total expenses			94,578
Income before tax and minority interest			57,275
Minority interest in net income of affiliates	(b	)	—
Income before tax			57,275
Tax expense	(c	)	22,948
Net income			$34,327
Average common shares outstanding:	(d	)
Basic			28,780
Diluted			28,789
Earnings per share:
Basic			$1.19
Diluted			$1.19

(a)	Because the Company had been a limited liability company prior to the initial public offering, payments for services rendered by its managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the Company includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the Company’s conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the Company’s initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the Company’s policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the Company retains the ability to change this policy in the future). Adjustments to increase compensation expense for the year ended December 31, 2004 of $6.2 million have been made to record total compensation and benefits expense at 45% of total revenues, consistent with the percentage of compensation paid in 2004 for the period after the initial public offering.

(b)	For the year ended December 31, 2004, historical income before tax has been increased by $6.5 million to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in GCI.

(c)	As a limited liability company, the Company was generally not subject to income taxes except in foreign and local jurisdictions. The pro forma provision for income taxes for the year ended December 31, 2004 includes an adjustment of $4.2 million for assumed federal, foreign, state and local income taxes as if the Company were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering.

(d)	For 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the Company in conjunction with the initial public offering as if it occurred on January 1, 2004, (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering and (iii) the 9,346 shares of treasury stock purchased by the Company.

Supplemental Financial Information

Quarterly Results (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2006 and 2005. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in millions, expect per share data)
Total revenues	$100.9	$59.3	$57.6	$72.7
Operating expenses	53.7	37.6	35.4	44.6
Income before tax and minority interest	47.2	21.7	22.2	28.1
Minority interest in net income of affiliates	1.6	0.0	0.1	0.1
Provision for taxes	17.4	8.4	7.9	8.0
Net income	$28.2	$13.3	$14.2	$20.0
Earnings per share
Basic	$0.95	$0.45	$0.48	$0.68
Diluted	0.94	0.45	0.48	0.68
Dividends declared per common share	$0.16	$0.16	$0.19	$0.19

	Three Months Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in millions, expect per share data)
Total revenues	$43.9	$29.5	$66.0	$81.7
Operating expenses	26.6	19.5	37.5	47.5
Income before tax and minority interest	17.3	10.0	28.5	34.2
Minority interest in net income of affiliates	0.1	0.1	0.7	0.9
Provision for taxes	6.4	3.6	10.0	12.6
Net income	$10.8	$6.3	$17.8	$20.7
Earnings per share
Basic	$0.35	$0.20	$0.58	$0.69
Diluted	0.35	0.20	0.58	0.69
Dividends declared per common share	$0.10	$0.10	$0.12	$0.12

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

Combined Financial Statements of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employee) II, L.P.

Report of Independent Registered Public Accounting Firm	S-25
Combined Statements of Assets, Liabilities and Partners’ Capital	S-26
Combined Statements of Operations	S-27
Combined Statements of Changes in Partners’ Capital	S-28
Combined Statements of Cash Flows	S-29
Combined Schedules of Investments	S-30
Notes to Combined Financial Statements	S-32

3.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of Underwriting Agreement.
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on to Form S 1/A (No. 333-113526) filed on May 5, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on May 5, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on to Form S-1/A (No. 333113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on to Form S-1/A (No. 333113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit Number	Description
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

Exhibit Number		Description
10.24		Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25		Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.26		Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.27		Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.28		Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)
10.29		Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)
10.30		Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited
10.31		Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc.
10.32		Form of Agreement of Limited Partnership of GSAV (Associates), L.P.
10.33		Form of Agreement of Limited Partnership of GSAV GP, L.P.
10	.34*	Form of First modification agreement by and between First Republic Bank and Greenhill & Co., Inc.
21	.1*	List of Subsidiaries of the Registrant
23	.1*	Consent of Ernst & Young LLP
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2007

GREENHILL & CO., INC.
By:	/s/ ROBERT F. GREENHILL
Robert F. Greenhill
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT F. GREENHILL	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

Robert F. Greenhill

/s/ JOHN D. LIU	Chief Financial Officer (Principal Financial Officer)	March 1, 2007

John D. Liu

/s/ HAROLD J. RODRIGUEZ, JR.	Managing Director – Finance, Regulation & Operations (Principal Accounting Officer)	March 1, 2007

Harold J. Rodriguez, Jr.

/s/ SCOTT L. BOK	Director	March 1, 2007

Scott L. Bok

/s/ SIMON A. BORROWS	Director	March 1, 2007

Simon A. Borrows

/s/ JOHN C. DANFORTH	Director	March 1, 2007

John C. Danforth

/s/ STEVEN F. GOLDSTONE	Director	March 1, 2007

Steven F. Goldstone

/s/ STEPHEN L. KEY	Director	March 1, 2007

Stephen L. Key

/s/ ISABEL V. SAWHILL	Director	March 1, 2007

Isabel V. Sawhill

Item 15C.    Financial Statement Schedules

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund I:

We have audited the accompanying combined statements of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund I (comprised of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.) (the ‘‘Partnerships’’), including the combined schedules of investments, as of December 31, 2006 and 2005, and the related combined statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnerships’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund I at December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The accompanying supplemental schedules are presented for purposes of additional analysis and are not a required part of the basic combined financial statements. Such additional information has been subjected to the auditing procedures applied in the audits of the basic combined financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic combined financial statements taken as a whole.

February 23, 2007

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Assets, Liabilities and Partners’ Capital

As of December 31,

	2006	2005
Assets
Investments, at estimated fair value as determined by the General Partner (cost of $145,025,945 in 2006 and $197,834,023 in 2005, respectively)	$861,609,981	$860,973,628
Cash and cash equivalents	11,092,031	41,023,626
Restricted cash	7,047,882	4,692,320
Interest and dividend receivable	22,700	350,201
Other assets	4,117,260	4,135,279
Total assets	$883,889,854	$911,175,054
Liabilities and Partners’ Capital
Note payable	$101,753,757	$70,000,000
Due to affiliates	97,747	155,841
Accrued expenses and other liabilities	3,426,625	2,079,642
Total liabilities	105,278,129	72,235,483
Partners’ capital:
Limited partners	662,480,576	723,411,868
General partners	116,131,149	115,527,703
Total partners’ capital	778,611,725	838,939,571
Total liabilities and partners’ capital	$883,889,854	$911,175,054
Analysis of Partners’ Capital:
Net capital contributions, distributions, accumulated net investment income and net realized gain	$62,027,689	$175,799,966
Accumulated net unrealized gain	716,584,036	663,139,605
	$778,611,725	$838,939,571

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Operations

Years Ended December 31,

	2006	2005	2004
Investment Income
Dividend income	$30,699,585	$32,390,910	$5,634,437
Interest income	1,929,043	847,834	301,412
	32,628,628	33,238,744	5,935,849
Expenses
Management fee	1,346,619	2,339,258	3,709,209
Interest expense	12,055,390	5,762,168	16,053
Other expenses	793,020	880,178	1,212,227
	14,195,029	8,981,604	4,937,489
Net investment income	18,433,599	24,257,140	998,360
Net Realized and Unrealized Gains on Investments
Net realized gains on investments	474,105,315	160,856,440	9,486,347
Net change in unrealized gains on investments	51,532,293	296,243,104	368,329,873
	525,637,608	457,099,544	377,816,220
Net income	$544,071,207	$481,356,684	$378,814,580

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Changes in Partners’ Capital

Years Ended December 31,

	Limited Partners	General Partners	Total
Partners’ capital, January 1, 2004	$219,158,255	$2,406,741	$221,564,996
Contributed capital	51,455,545	530,391	51,985,936
Distributions	(108,179,153)	(1,112,091)	(109,291,244)
Net income	319,336,456	59,478,124	378,814,580
Partners’ capital, December 31, 2004	481,771,103	61,303,165	543,074,268
Contributed capital	84,334,964	869,655	85,204,619
Distributions	(243,742,906)	(26,953,094)	(270,696,000)
Net income	401,048,707	80,307,977	481,356,684
Partners’ capital, December 31, 2005	723,411,868	115,527,703	838,939,571
Contributed capital	8,228,142	84,844	8,312,986
Distributions	(521,887,523)	(90,824,516)	(612,712,039)
Net income	452,728,089	91,343,118	544,071,207
Partners’ capital, December 31, 2006	$662,480,576	$116,131,149	$778,611,725

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Cash Flows

Years Ended December 31,

	2006	2005	2004
Operating activities:
Net income	$544,071,207	$481,356,684	$378,814,580
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized gain on investments	(525,637,608)	(457,099,544)	(377,816,220)
Changes in operating assets and liabilities:
Purchase of investments	(10,632,167)	(67,817,827)	(64,763,919)
Proceeds from sale of investments	408,953,843	175,811,852	5,062,846
Distributions from investments	731,911	37,573,989	73,940,973
Interest and dividend receivable	327,501	(348,594)	1,607
Other assets	(1,856,136)	(198,053)	2,494,128
Accrued expenses and other liabilities	1,346,984	1,909,431	166,183
Due to affiliates	(58,094)	(81,312)	153,521
Net cash provided by operating activities	417,247,441	171,106,626	18,053,699
Financing activities:
Proceeds from note payable	155,639,400	70,000,000	—
Repayment of note payable	(123,885,643)	—	—
Borrowings from revolving loan	—	27,752,208	12,600,000
Repayment of revolving loan	—	(40,352,208)	—
Contributions from partners	8,312,986	85,204,619	51,985,936
Distributions to partners	(484,890,217)	(270,696,000)	(109,291,244)
Net cash used in financing activities	(444,823,474)	(128,091,381)	(44,705,308)
Net change in cash and cash equivalents	(27,576,033)	43,015,245	(26,651,609)
Cash and cash equivalents, beginning of year	45,715,946	2,700,701	29,352,310
Cash and cash equivalents, end of year(1)	$18,139,913	$45,715,946	$2,700,701
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,308,014	$4,396,649	$—
In-kind distribution	127,821,822	—	—

(1)	Includes restricted cash of $7,047,882 in 2006 and $4,692,320 in 2005.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2006			2005
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Energy
Energy Transfer Equity, L.P.(1)
3,334,589 Class C Common Shares in 2006, 3.9% general partner interest in 2005	$—	$94,235,474		$—	$52,337,354
	—	94,235,474	12.1%	—	52,337,354	6.2%
Hercules Offshore, Inc.(1)
672,564 shares of common stock in 2006, 5,505,419 shares in 2005	1,921,612	17,493,390		15,729,773	140,768,058
	1,921,612	17,493,390	2.2%	15,729,773	140,768,058	16.8%
United States Exploration, Inc.
195,000 equity units – Class A in 2005	—	—	0.0%	19,657,302	35,189,788	4.2%
Exco Holdings, Inc. (1)
2,344,482 shares of common stock	5,175,000	37,662,931		5,175,000	12,309,390
	5,175,000	37,662,931	4.8%	5,175,000	12,309,390	1.5%
MxEnergy, Inc.
11,097 shares of common stock	305,167	305,167		305,167	305,167
234,082 Series A convertible preferred stock	5,000,000	5,000,000		5,000,000	5,000,000
	5,305,167	5,305,167	0.7%	5,305,167	5,305,167	0.6%
LMP Exploration Holdings, L.P.
62.3% capital sharing percentage interest	16,830,081	16,830,081	2.2%	16,830,081	16,830,081	2.0%
LMP Exploration Holdings GP, LLC
63.0% capital sharing percentage interest	170,000	170,000	0.0%	170,000	170,000	0.0%
Peregrine Oil & Gas, LP
35.1% capital sharing percentage interest	14,742,000	14,742,000	1.9%	6,774,300	6,774,300	0.8%
Peregrine GP. LLC
35.8% capital sharing percentage interest	148,909	148,909	0.0%	68,427	68,427	0.0%
Double D Energy, Ltd.
22,881 shares of Class A preferred units	294,874	540,817	0.1%	364,191	540,818	0.1%
Total Energy	44,587,643	187,128,769	24.0%	70,074,241	270,293,383	32.2%

(1)	Publicly traded investments.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2006			2005
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Financial Services
Heartland Payment Systems, Inc.(1)
5,238,334 shares of common stock	$15,800,318	$140,583,795		$18,958,521	$109,928,739
	15,800,318	140,583,795	18.1%	18,958,521	109,928,739	13.1%
Republic Insurance Group(1)
2,819,639 shares of common stock in 2005	—	—		16,492,805	39,283,211
	—	—	0.0%	16,492,805	39,283,211	4.7%
Orchard Acquisition Company (formerly, Peach Holdings LLC)(2)
208,917 Shares of common stock in 2006, 787,500 Series A convertible preferred units in 2005.	4,312,326	20,891,719	2.7%	14,023,793	18,112,500	2.1%
Tammac Holdings Corporation
15,000,000 Series A shares	15,000,000	15,000,000		15,000,000	15,000,000
Bridge Loan (8% through March 31, 2006; 12% thereafter until maturity date of March 31, 2007)	4,285,714	4,285,714		4,285,714	4,285,714
	19,285,714	19,285,714	2.5%	19,285,714	19,285,714	2.3%
Total Financial Services	39,398,358	180,761,228	23.3%	68,760,833	186,610,164	22.2%
Telecommunications
Global Signal Inc.(1)(3)
Interest Rate Agreement(4)	265,585	265,585		180,000	337,960
9,727,464 shares of common shares, 9,598,664 in 2005 of common shares (including options to purchase 128,800 shares of common stock, exercisable through June 8, 2014 at $18.00 per share)	36,898,555	486,728,252		34,580,170	396,642,998
	37,164,140	486,993,837	62.5%	34,760,170	396,980,958	47.3%
Berliner Communications, Inc.
Promissory note, 0%, due September 30, 2006	—	—		362,976	362,976
7,566,312 shares of common stock	7,350,338	—		7,350,337	—
	7,350,338	—	0.0%	7,713,313	362,976	0.1%

(1)	Publicly traded investments.

(2)	2005 share amount reflect shares outstanding prior to conversion.

(3)	In 2006, all of the Partnerships’ shares (9,727,464) were held in a segregated account as collateral for loan outstanding (See Note 7). In 2005, a majority of the Partnerships’ shares (8,422,194) were held in a segregated account, of which substantially all (8,383,234) were held as collateral for loan outstanding (See Note 7).

(4)	In 2006, $155.6 million notional amount, maturity date September 28, 2007, for one month LIBOR capped at 5.5% (See Note 7). In 2005, $101.8 million notional amount, maturity date August 31, 2006, for one month LIBOR capped at 4% (See Note 7).

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2006			2005
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Telecommunications cont.
eTel Group Limited
307,692 Euro Zero Coupon Unsecured Loan Note	$929,300	—		$929,300	—
3,726,988 shares of common stock	9,792,790	—		9,792,790	—
	10,722,090	—	0.0%	10,722,090	—	0.0%
Total Telecommunications	55,236,568	$486,993,837	62.5%	53,195,573	$397,343,934	47.4%
Business Services
MedAssets, Inc.
555,556 shares of preferred stock – Series D	5,000,004	5,000,004		5,000,004	5,000,004
107 shares of common stock	2,140	2,140		2,140	2,140
	5,002,144	5,002,144	0.7%	5,002,144	5,002,144	0.6%
Axiom Legal Systems, Inc.
1,644,099 of preferred stock – Series A	801,232	1,724,003		801,232	1,724,003
	801,232	1,724,003	0.2%	801,232	1,724,003	0.2%
Total Business Services	5,803,376	6,726,147	0.9%	5,803,376	6,726,147	0.8%
Total Investments	$145,025,945	$861,609,981	110.7%	$197,834,023	$860,973,628	102.6%

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Notes to the Combined Financial Statements

Note 1 – Organization and Basis of Presentation

Greenhill Capital Partners, L.P. (the ‘‘Delaware Fund’’) was formed as a Delaware limited partnership on May 2, 2000 and commenced operations on June 30, 2000. The primary business objective of the partnership is to achieve superior medium to long-term capital growth principally through a diversified portfolio of private equity and equity related investments.

The combined financial statements include the accounts of the Delaware Fund, Greenhill Capital Partners (Cayman), L.P. (the ‘‘Off-Shore Fund’’), Greenhill Capital Partners (Executives), L.P. (the ‘‘Executive Fund), and Greenhill Capital, L.P. (the ‘‘Employee Fund’’). The Delaware Fund, the Off-Shore Fund, the Executive Fund and the Employee Fund are collectively referred to as ‘‘Greenhill Capital Partners Private Equity Fund I’’ or the ‘‘Partnerships’’ and have ownership interests representing 61.6%, 9.3%, 9.7% and 19.4% respectively, of the combined net assets shown on the combined financial statements at December 31, 2006. The Partnerships purchase an interest in each portfolio company on a pro-rata basis based on their respective ownership interests. The combined financial statements also include the accounts of GCP SPV1, LLC a wholly owned and consolidated subsidiary of the Partnerships (See Note 7).

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

The combined financial statements are prepared in conformity with U.S. generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Investments are stated at estimated fair value, and any unrealized appreciation or depreciation is included in combined statement of operations. Actual results could differ from those estimates.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds and liquid debt instruments such as commercial paper with maturities of three months or less from the date of purchase. Cash and cash equivalents are stated at cost, which approximates fair value. The Partnerships’ practice is to invest cash with financial institutions and lenders that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution or lender. All highly liquid investments with a maturity of less than ninety days at the time of purchase are considered to be cash equivalents. Restricted cash of $7.0 million and $4.7 million at December 31, 2006 and 2005, respectively, represents cash held in a segregated account held as collateral for the Partnerships’ loan outstanding (See Note 7).

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

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes’’. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and therefore will be adopted by the Partnerships in the first quarter of 2007. The Partnerships are currently evaluating the future effects of adopting FIN 48. The Partnerships have preliminarily determined that it is not expected to have a material impact to the combined financial statements.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the Partnerships for one year to the estimated fair value as determined by the General Partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data. Discounts are generally applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments. Investment transactions are accounted for on a trade date basis. When investments are sold or distributed, the gain or loss is classified as realized. Unrealized appreciation or depreciation resulting from changes in fair value of investments is included in the combined statement of operations.

On September 15, 2006 the FASB issued, FASB Statement No. 157 (‘‘FAS 157’’) on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of FAS 157 are effective for fiscal years beginning after November 17, 2007. At this time, the Partnerships are evaluating the implications, including the additional disclosure requirements, of FAS 157, and its potential impact to the combined financial statements.

In-kind Distributions

Marketable securities distributed to limited partners are valued at the closing price of the security on the principal securities exchange on which such securities were traded at the close of the trading day immediately prior to the distribution date.

Use of Estimates

The combined financial statements include estimates and assumptions made by the General Partner that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 – Investments

Purchases

During 2006, the Partnerships made a follow-on investment in Peregrine Oil and Gas, LP and Peregrine GP, LLC (collectively ‘‘Peregrine’’) for $8.0 million and exercised their 128,800 options in Global Signal Inc. (‘‘GSL’’) for additional shares of common stock for $2.6 million. An affiliated Partnership has also invested in GSL.

During 2005, the Partnerships made investments of $19.3 million in Tammac Holdings Corporation (‘‘Tammac’’), and follow-on investments of $30.0 million in GSL, $12.1 million in LMP Exploration Holdings, L.P. and LMP Exploration Holdings GP, LLC (collectively ‘‘LMP’’), $6.1 million in Peregrine, and $0.3 million in MxEnergy, Inc.

During 2004, the Partnerships made investments of $19.7 million in United States Exploration, Inc. (‘‘UXP’’), $19.7 million in Hercules Offshore, LLC (‘‘Hercules’’), $14.0 million in Orchard Acquisition Company (formerly, Peach Holdings LLC) (‘‘Orchard’’), $5.0 million in MxEnergy, Inc., $5.0 million in LMP, $0.8 million in Peregrine, and follow-on investment of $0.6 million in Heartland Payment Systems, Inc. (‘‘Heartland’’).

Changes in Unrealized Investment Valuations

During 2006, the Partnerships recorded unrealized gains due to the change in the fair value of securities of $41.9 million in Energy Transfer Equity, L.P. (‘‘ETE’’), $87.8 million in GSL, $12.5 million in Orchard, $33.8 million in Heartland, and $25.3 million in EXCO Holdings Inc. (‘‘EXCO’’). The Partnerships also reversed previously recognized net unrealized gains from various investments sold or distributed of $149.8 million.

During 2005, the Partnerships recorded unrealized gains due to the change in the market value of securities of $145.2 million in GSL, $125.0 million in Hercules, and $44.4 million in Heartland. The Partnerships recorded unrealized gains due to a change in the carrying value of the investment of $15.5 million in UXP, $4.0 million in Orchard, $2.1 ETE and $1.0 million in Axiom Legal Systems, Inc. (‘‘Axiom’’). The Partnerships also reversed previously recognized net unrealized gains from various investments of $41.0 million.

During 2004, the Partnerships recorded unrealized gains due to a change in the carrying value of the investment of $216.9 million in GSL, $32.7 million in Heartland, $32.5 million in Republic Insurance Group (‘‘Republic’’), $27.2 million in ETE, $21.7 million in Everlast Energy LLP (‘‘Everlast’’), $17.3 million in Triana Energy Holdings, LLC (‘‘Triana’’), and $6.8 million in EXCO. The Partnerships also reversed previously recognized unrealized losses from various investments of $13.2 million.

Sale Proceeds, Realizations and other Distributions

During 2006, the Partnerships received proceeds of $132.9 million from the sale of its investment in UXP ($113.2 million recorded as realized gain and $19.7 million recorded as a return of capital) and $57.5 million from the sale of its investment in Republic ($41.0 million recorded as realized gain and $16.5 million recorded as a return of capital). In addition, UXP continues to retain in escrow $1.6 million in cash proceeds to cover expenses and unforeseen liabilities, which the Partnerships anticipate recovering once the escrow period terminates in March 2007. This escrow receivable is reflected in other assets as of December 31, 2006.

During 2006, the Partnerships also received proceeds of $159.3 million from the sale of a portion of its investment in two secondary stock offerings of Hercules ($145.5 million recorded as realized gain and $13.8 million recorded as return of capital), $39.6 million from the sale of a portion of its investment in the initial public offering of Orchard ($29.9 million recorded as realized gain and $9.7 recorded as return of capital), $7.9 million from the sale of a portion of its investments in Heartland ($4.7 million recorded as realized gain and $3.2 million recorded as a return of capital), proceeds of $6.4 million from the sale of a portion of its interest in ETE (recorded as a realized gain), and proceeds of $0.4 million from the sale of the interest rate cap agreement on the GSL margin loan ($0.2 million recorded as realized gain and $0.2 recorded as return of capital)(See Note 7). In addition, the Partnerships made an in-kind distributions of ETE, which was valued at $127.8 million (recorded as a realized gain).

In addition, during the 2006, the Partnerships received payments from amounts held in escrow by Everlast and Triana of $4.1 million and $1.3 million ($5.4 million recorded as realized gain), respectively. Estimated values of the escrow amounts received were reflected in other assets as of December 31, 2005 (See below).

During 2006, the Partnerships also received dividend distributions from investments of $20.1 million from GSL, $6.2 million from ETE, $1.7 million from MedAssets Inc., $1.0 million from Hercules, $1.0 million from Republic, $0.3 million from Heartland, $0.4 million from Orchard, a distribution of $0.3 million from Berliner Communications, Inc. (‘‘Berliner’’) recorded as return of capital, and $0.3 million from Tammac recorded as interest income.

During 2005, the Partnerships received proceeds from the sale of various investments of $37.5 million in Triana ($29.5 million recorded as realized gain and $8.0 million recorded as a return of capital), $27.4 million in Everlast (recorded as realized gain), and $1.4 million in Perficient Inc. (‘‘Perficient’’) ($1.4 million recorded as a return of capital and $1.6 million recorded as realized loss). In addition, Everlast and Triana retained the estimated value of amounts held in escrow of $2.1 million and $1.4 million, respectively, in cash proceeds, which were received in 2006, and were reflected in other assets as of December 31, 2005 (See above).

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

During 2005, the Partnerships received distributions from investments of $28.4 million from ETE ($25.9 million recorded as realized gain and $2.5 million recorded as dividend income), $15.8 million from GSL (recorded as dividend income), $11.1 million from a recapitalization of Triana (recorded as realized gain), $8.1 million from Republic ($8.1 million recorded as dividend income), $2.5 million from Orchard (recorded as dividend income), $0.9 million from ETE (recorded as dividend income), $0.3 million from Berliner (recorded as return on capital), $0.2 million from Double D Energy, Ltd. (recorded as return of capital) and $0.2 million from Tammac (recorded as interest income).

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

Since inception the Partnerships’ allocation of profit override to the General Partner representing both its unrealized and realized profit override was approximately $216.8 million as of December 31, 2006 and was approximately $131.0 million as of December 31, 2005. As of December 31, 2006, the General Partner has realized $115.0 million in distributions of its allocated profit override. Future losses in the value of the Partnerships’ investments may require a reduction in the allocation of profit override to the General Partner and upon liquidation of the Partnerships, the General Partner would be obligated to contribute to the Partnerships’ the amount, if any, by which cumulative profit override distributions received exceed its cumulative allocable profit override.

Cash distributions of net proceeds from dispositions of investments will be made as soon as practicable after their receipt by the Partnership. Other cash receipts of the Partnership shall be distributed at least annually or more frequently if deemed appropriate by the General Partner. Distributions in-kind will be made at the discretion of the General Partner.

During 2006, 2005, and 2004 the Partnerships made cash and stock distributions to its partners of $612.7 million (including $127.8 million of in-kind distributions of ETE), $270.7 million and $109.3 million, respectively. These distributions were comprised of portfolio company dividends, capital proceeds, realized gains, return of invested capital and other proceeds from refinancings.

Included in accrued expenses and other liabilities at December 31, 2006 is $2.2 million related to foreign tax amounts withheld on behalf of certain limited partners.

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

At December 31, 2006, 2005 and 2004, the Available Capital Commitment was $49.5 million (including $22.7 million related to interim financings and expenses which may be recalled), $57.9 million (including $22.7 million related to interim financings and expenses which may be recalled), and $130.3 million, respectively.

As of December 31, 2006, two partners were in default of their capital call obligations including amounts related to interim financings and expenses in the amount of $5.0 million. Such amounts are not reflected in contributed capital in the combined statements of changes in partners’ capital.

Note 7 – Borrowings and Credit Facility

The Partnerships have entered into a $15 million Credit Facility (the ‘‘Facility’’) with a commercial bank (the ‘‘Bank’’). The Facility was amended effective December 31, 2005 to reduce the borrowing amount from $30 million. The purpose of this Facility is to provide the Partnership with short-term revolver borrowings to fund portfolio company investments in advance of the receipt by the Partnerships of capital contributions from the partners. The Bank has a security interest in the Partnerships’ capital call obligations and the Bank could require the General Partner to make a subsequent capital call to meet the debt obligation, if necessary. The Facility expired on January 31, 2007. Interest on outstanding borrowings is based on LIBOR plus 125 basis points. There was no interest expense related to the Facility in 2006 and was $392,788, and $16,053 for the years ended December 31, 2005 and 2004, respectively.

In April 2006, GCP SPV1, LLC (the ‘‘Borrower’’) amended the February 17, 2005 credit agreement, with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the amended credit agreement the Borrower borrowed $155.6 million, secured by 9,727,464 shares of GSL common stock owned by it. The proceeds of the borrowing were used to repay the original February 2005 borrowing of $70 million, to maintain a required collateral balance of $5.1 million and to pay other various expenses, with the excess of $72.4 million available for distribution on April 27, 2006. The credit agreement required the Borrower to maintain $5.1 million in a collateral account at all times while the loan is outstanding. The term of the loan was 18 months bearing interest at the one month LIBOR rate plus 300 basis points; it could have become repayable prior to that time on the occurrence of customary events of default or if the price of the GSL stock declined to certain agreed upon levels. During 2006, the Borrower repaid $53.8 million of the loan outstanding. Interest expense related to the credit agreement borrowings was $12.1 million including $1.3 million of amortization of loan origination fees and was $5.4 million including $0.7 million of amortization of loan origination fees for the years ended December 31, 2006 and 2005, respectively. The Borrower also entered into a new interest rate cap arrangement effective April 18, 2006, with Morgan Stanley Capital Services, Inc and terminated early the existing interest rate cap arrangement dated February 17, 2005. Under the new arrangement the interest rate for a notional amount of borrowings of $155.6 million is capped at one month LIBOR of 5.5% (or 8.5% including the applicable spread of 300 basis points). The new interest rate cap arrangement matures on September 28, 2007. During 2006, the Borrower received $76,935 in cap payments and received $292,000 in proceeds from the termination of the original interest rate cap arrangement in April 2006. All amounts outstanding under the credit agreement were repaid in January 2007.

The Partnerships weighted average amount of borrowings outstanding under the facility and credit agreement during the year ended December 31, 2006 was approximately $129.6 million, with a related weighted average annualized rate of 8.3%.

Note 8 – Related Party Transactions

The Manager, an affiliate of the General Partner, committed $30.3 million to the Partnerships of which $5.0 million (excluding $1.4 million related to interim financings and expenses which may be recalled) remains outstanding at December 31, 2006 to fund future investments through March 2007. The Manager has an interest of approximately 12% in all investments made on or after February 1, 2004 and approximately 4% in all investments made prior to February 1, 2004. The carrying value of the Manager’s investment in the Partnerships including profit override was $55.7 million and $85.3 million at December 31, 2006 and 2005, respectively.

The Manager provides day-to-day managerial and administrative services to the Partnerships. Under the terms of their respective limited partnership agreements, the Delaware Fund, the Off-Shore Fund and the Executive Fund each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. During the commitment period, which was terminated on March 31, 2005, each limited partner (excluding the General Partner and the Employee Fund) paid an amount based upon a specified percentage ranging from 1% to 1.5% per annum of such partner’s capital commitment. Subsequent to March 31, 2005 (termination of the commitment period), the management fee is 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. The management fee is payable semi-annually in advance. Management fees paid by the Partnerships to the Manager for the years ended December 31, 2006, 2005, and 2004 were $1.3 million, $2.3 million, and $3.7 million, respectively.

The Manager pays expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2006 and 2005, the Partnerships owed $86,022 and $28,845 to the Manager for the reimbursement of such expenses, respectively.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all ‘‘break-up fees’’, ‘‘commitment fees’’ and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnership’s proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. Management fee reductions for 2006 and 2005 were $0.2 million and $0.2 million, respectively.

Note 9 – Investment Portfolio

As of December 31, 2006 and 2005 the portfolio of investments by type of security are as follows:

	2006		2005
Type of Security	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
Preferred Stock	$32,615,715	4.2%	$29,836,507	3.6%
Common Stock	791,971,659	101.7%	714,577,663	85.2%
LP Equity Units and Capital Sharing Interests	32,736,893	4.2%	111,910,768	13.3%
Promissory Note and Bridge Loan	4,285,714	0.6%	4,648,690	0.5%
Total	$861,609,981	110.7%	$860,973,628	102.6%

As of December 31, 2006 and 2005 the portfolio of investments by geographic location are as follows:

	2006		2005
Geographic Location	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
North America	$861,609,981	110.7%	$860,973,628	102.6%
Europe	—	0.0%	—	0.0%
Total	$861,609,981	110.7%	$860,973,628	102.6%

Note 10 – Partners’ Capital

As of December 31, 2004, 2005 and 2006, the capital balance of each Partnership is as follows (in millions):

	Delaware	Off-Shore	Executive	Employee	Total
Committed capital	$257.7	$43.0	$41.3	$81.2	$423.2
Partners’ capital, January 1, 2004	136.1	20.2	21.3	44.0	221.6
Contributed capital	32.2	4.6	4.9	10.3	52.0
Distributions	(66.4)	(9.1)	(10.1)	(23.7)	(109.3)
Net Income	233.4	34.6	36.9	73.9	378.8
Total partners’ capital December 31, 2004	335.3	50.3	53.0	104.5	543.1
Contributed capital	52.8	7.5	8.1	16.8	85.2
Distributions	(169.9)	(23.1)	(26.5)	(51.2)	(270.7)
Net Income	297.3	43.2	46.6	94.2	481.3
Total partners’ capital December 31, 2005	515.5	77.9	81.2	164.3	838.9
Contributed capital	5.1	0.8	0.8	1.6	8.3
Distributions	(376.8)	(54.9)	(59.2)	(121.8)	(612.7)
Net Income	336.0	48.8	52.9	106.4	544.1
Total partners’ capital December 31, 2006	$479.8	$72.6	$75.7	$150.5	$778.6

Note 11 – Market and Other Risk Factors

The Partnerships’ portfolio investments were comprised primarily of companies which operate in the energy, financial services and telecommunications industries. Multiple market risk factors exist which could cause the Partnerships to lose some or all of their invested capital. These risks include:

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

Concentration risk – The Partnerships invested in securities in a limited number of companies, primarily within the energy, financial services and telecommunications business sectors and these investments may not be a balanced or fully diversified portfolio.

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

Contractual Obligations – The Partnerships enter into contracts that contain a variety of idemnity obligations. The Partnerships’ maximum exposure under these arrangements is unknown. However, the Partnerships have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Note 12 – Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies:

	Years ended December 31,
	2006	2005	2004
Ratios to average limited partners’ capital:
Expenses	1.71%	1.45%	1.24%
Profit override allocation	10.42%	12.22%	14.03%
Total expenses and profit override allocation	12.13%	13.67%	15.27%
Net investment income	2.21%	3.89%	0.24%
Ratio of expenses to total committed capital	3.36%	2.13%	1.18%
Ratio of contributed capital to total committed capital	98.13%	96.17%	76.04%

The net internal rate of return, since inception of the Partnerships through December 31, 2003 was (5.78%), 30.13% through December 31, 2004, 41.22% through December 31, 2005, and 46.14% through December 31, 2006. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override) to the General Partner, and was computed based on the actual dates of capital contributions and distributions, and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date.

The net investment income ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Note 13 – Subsequent Events

On January 12, 2007, Crown Castle International Corp. (‘‘CCI’’) completed the previously announced merger with GSL in a stock and cash transaction valued at approximately $5.8 billion, including debt. In the merger, the Partnerships elected to receive cash for 15% of their shareholdings ($79.4 million) and receive 1.375 shares of CCI for each remaining share of GSL. In addition, on January 19, 2007, CCI repurchased from the Partnerships CCI shares valued at $120.7 million. All of the cash received from the acquisition, plus a portion of the cash received from the subsequent repurchase by CCI was applied towards the repayment of the entire outstanding balance on the Global Signal margin loan of $101.8 million (See Note 7). Immediately following the closing of the share repurchase transaction, the Partnerships held 9.6 million shares of CCI.

On January 2, 2007, the Partnerships’ made a $1.4 million follow-on investment in Peregrine.

Supplemental Schedules

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund I
Combining Statement of Assets, Liabilities and Partners’ Capital

As of December 31, 2006

	Greenhill Capital Partners, L.P.	Greenhill Capital Partners, (Cayman), L.P.	Greenhill Capital Partners, (Executive), L.P.	Greenhill Capital, L.P.	Total
Assets
Investments, at estimated fair value	$531,738,581	$79,622,788	$83,872,755	$166,375,857	$861,609,981
Cash and cash equivalents	6,082,872	2,734,347	634,040	1,640,772	11,092,031
Restricted cash	4,348,728	644,210	686,679	1,368,265	7,047,882
Interest/Dividend receivable	10,826	5,288	3,595	2,991	22,700
Other assets	1,989,425	1,184,611	313,600	629,624	4,117,260
Total assets	$544,170,432	$84,191,244	$85,510,669	$170,017,509	$883,889,854
Liabilities and Partners’ Capital
Note payable	$62,340,248	$10,281,155	$9,760,271	$19,372,083	$101,753,757
Due to affiliates	613,219	214,061	(110,912)	(618,621)	97,747
Accrued expenses and other liabilities	1,405,057	1,136,560	164,530	720,478	3,426,625
Total liabilities	64,358,524	11,631,776	9,813,889	19,473,940	105,278,129
Partners’ capital:
Limited partners	391,891,305	59,892,737	61,658,695	149,037,839	662,480,576
General partners	87,920,603	12,666,731	14,038,085	1,505,730	116,131,149
Total partners’ capital	479,811,908	72,559,468	75,696,780	150,543,569	778,611,725
Total liabilities and partners’ capital	$544,170,432	$84,191,244	$85,510,669	$170,017,509	$883,889,854

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund I
Combining Statement of Operations

Year ended December 31, 2006

	Greenhill Capital Partners, L.P.	Greenhill Capital Partners, (Cayman), L.P.	Greenhill Capital Partners, (Executive), L.P.	Greenhill Capital, L.P.	Total
Investment Income
Dividend Income	$19,004,858	$2,741,837	$2,994,399	$5,958,491	$30,699,585
Interest Income	1,191,040	258,419	152,357	327,227	1,929,043
	20,195,898	3,000,256	3,146,756	6,285,718	32,628,628
Expenses
Management fee	1,022,033	158,958	165,628	—	1,346,619
Interest expense	7,447,351	1,103,512	1,172,112	2,332,415	12,055,390
Other expenses	486,951	75,141	76,368	154,560	793,020
	8,956,335	1,337,611	1,414,108	2,486,975	14,195,029
Net investment income	11,239,563	1,662,645	1,732,648	3,798,743	18,433,599
Net Realized and Unrealized Gain on Investments
Net realized gain on investments	293,230,650	41,825,151	45,869,810	93,179,704	474,105,315
Net change in unrealized gains on investments	31,615,779	5,270,983	5,261,591	9,383,940	51,532,293
	324,846,429	47,096,134	51,131,401	102,563,644	525,637,608
Net income	$336,085,992	$48,758,779	$52,864,049	$106,362,387	$544,071,207

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund II:

We have audited the accompanying combined statement of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund II (comprised of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.) (the ‘‘Partnerships’’), including the combined schedule of investments, as of December 31, 2006 and 2005, and the related combined statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2006 and the period from March 31, 2005 (commencement of operations) through December 31, 2005. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnerships’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund II at December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The accompanying supplemental schedules are presented for purposes of additional analysis and are not a required part of the basic combined financial statements. Such additional information has been subjected to the auditing procedures applied in the audits of the basic combined financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic combined financial statements taken as a whole.

February 23, 2007

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Assets, Liabilities and Partners’ Capital

As of December 31

	2006	2005
Assets
Investments, at estimated fair value as determined by the General Partner (cost of $347,315,078 in 2006, and $140,427,042 in 2005, respectively)	$359,849,098	$152,585,490
Cash and cash equivalents	7,523,817	9,747,125
Restricted cash	561,775	—
Other assets	357,883	255,948
Total assets	$368,292,573	$162,588,563
Liabilities and Partners’ Capital
Note payable	$12,549,000	—
Revolving loan	24,500,000	3,325,000
Due to affiliates	264,660	238,639
Interest payable	94,250	—
Total liabilities	37,407,910	3,563,639
Partners’ capital:
Limited partners	296,454,453	141,752,131
General partner	34,430,210	17,272,793
Total partners’ capital	330,884,663	159,024,924
Total liabilities and partners’ capital	$368,292,573	$162,588,563

Analysis of partners’ capital:
Net capital contributions, distributions, accumulated net investment income and net realized gain	$318,350,643	$146,866,476
Accumulated net unrealized gain	12,534,020	12,158,448
	$330,884,663	$159,024,924

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Operations

For the year ended December 31, 2006, and for the period from March 31, 2005
(commencement of operations) through December 31, 2005

	2006	2005
Investment Income
Dividend income	$1,627,452	$745,086
Interest income	149,920	31,539
	1,777,372	776,625
Expenses
Management fee	11,808,733	8,857,530
Organization expenses	—	770,969
Interest and amortization expense	1,798,575	486,273
Other expenses	2,204,500	241,940
	15,811,808	10,356,712
Net investment loss	(14,034,436)	(9,580,087)
Net Realized and Unrealized Gain on Investments
Net change in unrealized gain on investments	375,583	12,158,448
	375,583	12,158,448
Net income (loss)	$(13,658,853)	$2,578,361

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Changes in Partners’ Capital

For the year ended December 31, 2006, and for the period from March 31, 2005
(commencement of operations) through December 31, 2005

	Limited Partners	General Partner	Total
Partners’ capital, March 31, 2005	$—	$—	$—
Contributed capital	141,271,380	16,228,620	157,500,000
Offering costs	(945,424)	(108,013)	(1,053,437)
Net income	1,426,175	1,152,186	2,578,361
Partners’ capital, December 31, 2005	141,752,131	17,272,793	159,024,924
Contributed capital	180,027,047	20,374,936	200,401,983
Distributions	(11,878,858)	(3,004,533)	(14,883,391)
Net loss	(13,445,867)	(212,986)	(13,658,853)
Partners’ capital, December 31, 2006	$296,454,453	$34,430,210	$330,884,663

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Cash Flows

For the year ended December 31, 2006, and for the period from March 31, 2005
(commencement of operations) through December 31, 2005

	2006	2005
Operating activities:
Net income (loss)	$(13,658,853)	$2,578,361
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net unrealized gain on investments	(375,583)	(12,158,448)
Changes in operating assets and liabilities:
Purchase of investments	(206,888,025)	(140,427,042)
Other assets	(101,935)	(255,948)
Accrued expenses and interest payable	94,250	—
Due to affiliates	26,021	238,639
Net cash used in operating activities	(220,904,125)	(150,024,438)
Financing activities:
Contributions from partners	200,401,983	157,500,000
Distributions to partners	(14,883,391)	—
Proceeds from note payable	12,549,000	—
Repayment of revolving loan	(99,699,535)	(134,922,003)
Borrowings from revolving loan	120,874,535	138,247,003
Offering costs	—	(1,053,437)
Net cash provided by financing activities	219,242,592	159,771,563
Net change in cash and cash equivalents	(1,661,533)	9,747,125
Cash and cash equivalents, beginning of period	9,747,125	—
Cash and cash equivalents, end of period(1)	$8,085,592	$9,747,125
Supplemental disclosure of cash flow information: Cash paid for interest	$1,641,580	$486,273

(1)	Includes restricted cash of $561,775 in 2006.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedule of Investments

As of December 31,

	2006			2005
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Energy
CLK Energy Partners, LLC
$1,500,000 Promissory note in 2006, and 89.5% sharing percentage in 2005	$8,500,000	$—	0.0%	$8,500,000	$8,500,000	5.3%
Watch Resources Ltd.(1) (formerly, Energy 51, Inc.)
74,758,211 Class A shares in 2006, 48,058,850 Class A shares in 2005	14,655,192	16,444,892	5.0%	9,170,516	9,170,516	5.8%
Genesis Gas & Oil LLC
69.6% sharing percentage	23,318,276	23,318,276	7.0%	9,185,974	9,185,974	5.8%
Knight Energy Group, LLC
40.0% sharing percentage	70,016,554	70,016,554	21.2%	—	—	0.0%
Augustus Energy Partners LLC
6,447 Class A units	644,737	644,737	0.2%	—	—	0.0%
Coronado Resources LLC
45.9% sharing percentage	4,641,090	4,641,090	1.4%	2,320,545	2,320,545	1.5%
Total Energy	121,775,849	115,065,549	34.8%	29,177,035	29,177,035	18.4%
Financial Services
Healthcare Finance Group, Inc.
4,665,384 Shares of Series B Senior Convertible Participating Preferred Stock	16,250,000	16,250,000	4.9%	16,250,000	16,250,000	10.2%
First Equity Card Corporation
142,000 Series A Preferred shares, 437,424 Series B Preferred shares, 1,352,394 Series C Preferred shares, 480,509 Series D Preferred shares	14,070,895	14,070,895	4.3%	—	—	0.0%
33,924 Common shares	196,912	196,912	0.0%	—	—	0.0%
	14,267,807	14,267,807	4.3%	—	—	0.0%
Ironshore Inc.
4,500,000 Common shares	45,000,000	45,000,000	13.6%	—	—	0.0%

(1)	Publicly traded investment.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedule of Investments

As of December 31,

	2006			2005
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Financial Services (continued)
Paris Re Holdings Limited
250,000 Common Shares	$25,000,000	$25,000,000	7.5%	—	—	0.0%
Harbor Point Limited
300,000 Class A voting common shares	30,000,000	30,000,000	9.1%	$30,000,000	$30,000,000	18.9%
Validus Holdings, Ltd.
4,499,999 Voting common shares	45,000,000	45,000,000	13.6%	45,000,000	45,000,000	28.3%
Total Financial Services	175,517,807	175,517,807	53.0%	91,250,000	91,250,000	57.4%
Telecommunications
Global Signal, Inc.(1)
Interest Rate Agreement(3)	21,415	21,415		—	—
784,314 Common stock shares(2)	20,000,007	39,244,327		20,000,007	32,158,455
	20,021,422	39,265,742	11.9%	20,000,007	32,158,455	20.2%
Total Telecommunications	20,021,422	39,265,742	11.9%	20,000,007	32,158,455	20.2%
Business Services
Stroz Fiedberg Inc.
30,000 Shares of Series A Convertible Preferred stock	30,000,000	30,000,000	9.1%	—	—	0.0%
Total Business Services	30,000,000	30,000,000	9.1%	—	—	0.0%
Total Investments(4)	$347,315,078	$359,849,098	108.8%	$140,427,042	$152,585,490	96.0%

(1)	Publicly traded investment.

(2)	In 2006, all of the Partnerships’ shares (784,314) are held in a segregated account as collateral for loan outstanding (See Note 7).

(3)	In 2006, $12.5 million notional amount, maturity date September 28, 2007, for one month LIBOR capped at 5.5% (See Note 7).

(4)	At December 31, 2006, the portfolio of investments was comprised of companies located in or conducting their principal business in North America.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Notes to the Combined Financial Statements

Note 1 – Organization and Basis of Presentation

Greenhill Capital Partners II, L.P. (the ‘‘Delaware Partnership II’’) was formed as a Delaware limited partnership on January 13, 2005 and commenced operations on March 31, 2005. The primary business objective of the partnership is to achieve superior medium to long-term capital growth principally through a diversified portfolio of private equity and equity related investments.

The combined financial statements include the accounts of the Delaware Partnership II, Greenhill Capital Partners (Cayman) II, L.P. (the ‘‘Off-Shore Partnership II’’), Greenhill Capital Partners (Executives) II, L.P. (the ‘‘Executive Partnership II’’), and Greenhill Capital Partners (Employees) II, L.P. (the ‘‘Employee Partnership II’’). The Delaware Partnership II, the Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II are collectively referred to as ‘‘Greenhill Capital Partners Private Equity Fund II’’ or the ‘‘Partnerships’’ and have ownership interests representing 51.4%, 20.2%, 3.5% and 24.9% respectively, of the combined net assets shown on the combined financial statements at December 31, 2006. The Partnerships purchase an interest in each portfolio company on a pro-rata basis based on their respective ownership interests.

The managing general partner of the Partnerships is GCP Managing Partner II, L.P. (the ‘‘General Partner’’) and is responsible for managing the Partnerships’ investments. The General Partner is subject to removal by a simple majority of unaffiliated third-party investors of the Partnership.

The Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II were organized as limited partnerships with substantially the same terms as the Delaware Partnership II and are also under the common management of the General Partner. The Partnerships will generally purchase an interest in each portfolio company on a pro rata basis and on equivalent economic terms.

The Partnerships will terminate on March 31, 2015, unless extended at the option of the General Partner for up to two additional successive one-year terms following the expiration of such initial term.

The combined financial statements are prepared in conformity with U.S. generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Investments are stated at estimated fair value, and any unrealized appreciation or depreciation is included in combined statement of operations. Actual results could differ from those estimates.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds and liquid debt instruments such as commercial paper with maturities of three months or less from the date of purchase. Cash and cash equivalents are stated at cost, which approximates fair value. The Partnerships’ practice is to invest cash with financial institutions and lenders that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution or lender. All highly liquid investments with a maturity of less than ninety days at the time of purchase are considered to be cash equivalents. Restricted cash of $561,775 at December 31, 2006 represents cash held in a segregated account held as collateral for the Partnerships’ loan outstanding (See Note 7).

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

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes’’. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and therefore will be adopted by the Partnerships in the first quarter of 2007. The Partnerships are currently evaluating the future effects of adopting FIN 48. The Partnerships have preliminarily determined that it is not expected to have a material impact to the combined financial statements.

Organizational and Offering Expenses

The Partnerships are responsible for up to $2.0 million of partnership organization and offering expenses incurred in the formation of the Partnerships and the offering of Partnership interests. There were no organizational or offering costs incurred during 2006. For the period ended December 31, 2005, there was $0.8 million in partnership organization expenses charged to expense when incurred and $1.1 million of offering costs charged directly to partners’ capital, respectively.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the Partnerships for one year to the estimated fair value as determined by the General Partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data. Discounts are generally applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments. Investment transactions are accounted for on a trade date basis. When investments are sold or distributed, the gain or loss is classified as realized. Unrealized appreciation or depreciation resulting from changes in fair value of investments is included in the combined statement of operations.

On September 15, 2006 the FASB issued, FASB Statement No. 157 (‘‘FAS 157’’) on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of FAS 157 are effective for fiscal years beginning after November 17, 2007. At this time, the Partnerships are evaluating the implications, including the additional disclosure requirements, of FAS 157, and its potential impact to the combined financial statements.

Use of Estimates

The combined financial statements include estimates and assumptions made by the General Partner that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 – Investments

Purchases

During 2006, the Partnerships completed new investments of $70.0 million in Knight Energy Group, LLC (‘‘Knight’’), $0.6 million in Augustus Energy Partners LLC (‘‘Augustus’’), $14.3 million in First Equity Card Corporation (‘‘FECC’’) (the Partnerships have committed an additional $1.8 million investment in FECC, which is expected to be funded in October 2007), $45.0 million in Ironshore Inc. (‘‘Ironshore’’), $30.0 million in Stroz Fiedberg Inc. (‘‘Stroz’’) and $25.0 million in Paris Re Holdings Limited (‘‘Paris’’).

Additionally, during 2006, the Partnerships made follow-on investments of $14.1 million in Genesis Gas and Oil LLC (‘‘Genesis’’), $5.5 million in Watch Resources Ltd. (‘‘Watch’’) (succession by merger to Energy 51, Inc.), and $2.3 million in Coronado Resources LLC (‘‘Coronado’’).

During 2005, the Partnerships made investments of $45.0 million in Validus Holdings, Ltd. (‘‘Validus’’), $30.0 million in Harbor Point Limited (‘‘Harbor Point’’), $20.0 million in Global Signal, Inc. (‘‘GSL’’), $16.2 million Healthcare Finance Group, Inc. (‘‘HFG’’), $9.2 million in Genesis, $9.2 million in Watch, $8.5 million in CLK Energy Partners, LLC (‘‘CLK’’), and $2.3 million in Coronado.

Changes in Unrealized Investment Valuations

During 2006, the Partnerships recorded an unrealized gain of $7.1 million in GSL and $1.8 million in Watch, due to the change in the fair value of the investment during the period, and an unrealized loss of $8.5 million in CLK related to the write-down of the investment.

For the period ended December 31, 2005, the Partnerships recorded an unrealized gain of $12.2 million on GSL due to the change in the market value of the investment during the period.

Realizations and other Distributions

During 2006, the Partnerships received distributions from GSL of $1.6 million (recorded as dividend income).

Note 4 – Allocation of Profit and Loss

Each item of income, gain, loss deduction or expenses included in the determination of net income or loss is allocated among each of the partners in a manner consistent with the corresponding method of distribution for each partner.

Note 5 – Distributions

Distributions will be made to each partner in accordance with their respective partnership agreement. In general, a limited partner’s share of current income from dividends and interest (net of expenses) and net proceeds attributable to the disposition of investments by the partnership will be distributed first, 100% to such limited partner until such limited partner has received on a cumulative basis distributions equal to his share of the sum of (i) invested capital in the investment giving rise to the distribution; (ii) aggregate invested capital in all previously realized investments; (iii) aggregate write-downs, if any, for unrealized investments, (iv) management fees and partnership expenses paid prior to such distributions that are allocable to all realized investments in which such limited partner participated, and (v) a priority return of 8% on each of the foregoing compounded annually for the period of the investment. Remaining current income and net proceeds will then be distributed 100%

to the General Partner until the General Partner has received as a ‘‘catch up’’ adjustment an amount equal to 20% of the amount distributed to such limited partner as a priority return referred to above and 20% of the amount distributed per this provision. Thereafter, current income and net proceeds will be distributed 80% to such limited partners and 20% to the General Partner (‘‘profit override’’ generally referred to as carried interest).

Cash distributions of net proceeds from dispositions of investments will be made as soon as practicable after their receipt by the Partnerships. Other cash receipts of the Partnership shall be distributed at least annually or more frequently if deemed appropriate by the General Partner. Upon liquidation of the Partnerships, the General Partner would be obligated to contribute to the Partnerships the amount, if any, by which cumulative profit override distributions received exceed the cumulative allocable profit override.

During 2006, the Partnerships made distributions to its partners of $14.9 million. These distributions were comprised of portfolio company dividends and proceeds from borrowings as described in Note 7.

Note 6 – Capital Commitments

Each partner admitted to one of the Partnerships committed a specific dollar amount (‘‘Capital Commitment’’) to be drawn down according to the terms of the partnership agreement applicable to such partner. Capital contributions by a partner for the purpose of acquiring partnership investments or payment of certain partnership expenses and management fees reduce such partner’s remaining capital commitment. However, amounts repaid to a partner as a return of capital in respect to management fees will be added back to such partner’s remaining capital commitment.

At December 31, 2006 and 2005 the Partnerships had remaining outstanding aggregate capital commitments of $517.1 million and $717.5 million from its partners, respectively.

Note 7 – Credit Facility

The Partnerships have a $100 million Credit Facility (the ‘‘Facility’’) with a commercial bank (the ‘‘Bank’’). The purpose of the Facility is to provide the Partnership with short-term revolver borrowings to fund portfolio company investments in advance of the receipt by the Partnerships of capital contributions from the partners. The Bank has a security interest in the Partnerships’ capital call obligations and the Bank could require the General Partner to make a subsequent capital call to meet the debt obligation if necessary. The Facility expires on April 30, 2008 and interest on outstanding borrowings is based on LIBOR plus 1.25%. Included in Other Assets were $62,184 and $237,887, of debt financing costs related to the Facility at December 31, 2006 and 2005, respectively. The debt financing costs are amortized over the life of the Facility.

At December 31, 2006 and 2005, there were $24.5 million and $3.3 million of revolver borrowings outstanding, respectively, and additional amounts may be borrowed at any time to fund portfolio company investments and certain other general purposes. Interest expense related to the Facility was $989,066 and $486,273 for the year ended December 31, 2006 and for the period ended December 31, 2005, respectively.

In April 2006, the Partnerships transferred all of the shares of common stock of GSL owned by it to a new, wholly-owned subsidiary, GCP SPV2, LLC (the ‘‘Borrower’’). The Borrower entered into a credit agreement at that time, with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the credit agreement the Borrower borrowed $12.5 million, secured by 784,314 shares of GSL common stock owned by it. The credit agreement required the Borrower to maintain approximately $400,000 in a collateral account at all times while the loan is outstanding. In May 2006, the Partnerships distributed $11.9 million to its partners from the net proceeds of the loan. Under the terms of a separate recourse agreement, the lenders had recourse to Greenhill Capital Partners, LLC (the ‘‘Manager’’) in the event of fraud or intentional or grossly negligent misrepresentations by the Borrower or the institution of insolvency proceedings by or against the Borrower, Manager or the Partnerships. The term of the loan was 18 months bearing interest at the one month LIBOR rate plus 300 basis points; it could have become repayable prior to that time on the occurrence of customary events of default or if the price of the GSL stock declined to certain agreed upon levels. Interest expense related to the credit agreement borrowing was $809,509, including $62,745 of amortization expense, for the year ended December 31, 2006. The Borrower also entered into an interest rate cap arrangement dated April 18, 2006, with Morgan Stanley Mortgage Capital, Inc. Under the arrangement the interest rate for a notional amount of borrowings of $12.5 million is capped at one month LIBOR of 5.5% (or 8.5% including the applicable spread of 300 basis points). The interest rate cap arrangement matures on September 28, 2007. All amounts outstanding under this credit agreement were repaid in full in January of 2007.

The Partnerships weighted average amount of borrowings outstanding under the facility and credit agreement during the year ended December 31, 2006 and the period ended December 31, 2005, was approximately $24.0 million and $9.4 million, respectively. The related weighted average annualized rate on the borrowings was 6.9% and 5.0% for the year ended December 31, 2006 and period ended December 31, 2005, respectively.

Note 8 – Related Party Transactions

Greenhill Capital Partners, LLC, (the ‘‘Manager’’), the parent and an affiliate of the General Partner, committed approximately $87.1 million, or 10.1% of committed capital, to the Partnerships of which $51.3 million remains outstanding at December 31, 2006 to fund future investments through March 2010. Through its interest in the Partnerships, the Manager has an interest of approximately 10.1% in all investments. The carrying value of the Manager’s investment in the Partnerships was $34.4 million and $17.3 million at December 31, 2006 and 2005, respectively.

The Manager provides day-to-day managerial and administrative services to the Partnerships. Under the terms of their respective limited partnership agreements, the Delaware Partnership, the Off-Shore Partnership, the Executive Partnership and the Employee Partnership each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. The Managers commitment through the General Partner is not subject to a management fee. During the commitment period, each limited partner pays an amount based upon 1.5% per annum of such partner’s capital commitment. Subsequent to the commitment period, the management fee will be 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. The management fee is payable semi-annually in advance. Management fees of $11.8 million and $8.9 million were paid by the Partnerships to the Manager for the year ended December 31, 2006 and the period ended December 31, 2005, respectively.

The Manager pays expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2006 and 2005, the Partnerships owe $0.3 million and $0.2 million, respectively to the Manager for reimbursement of such expenses. Placement fees incurred in connection with the offering and commitment of limited partnership interests were borne by the Manager.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all ‘‘break-up fees’’, ‘‘commitment fees’’ and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnerships proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. For the year ended December 31, 2006 and the period ended December 31, 2005, the portfolio companies did not pay any management or Transaction Fees to the Manager.

Note 9 – Investment Portfolio

As of December 31, 2006 and 2005 the portfolio of investments by type of security is as follows:

	2006		2005
Type of Security	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
Common Stock	$200,907,546	60.8%	$116,328,971	73.2%
LP Equity Units and Capital Sharing Interests	98,620,657	29.8%	20,006,519	12.6%
Participating Preferred Stock	60,320,895	18.2. %	16,250,000	10.2%
Total	$359,849,098	108.8%	$152,585,490	96.0%

As of December 31, 2006 and 2005 the portfolio of investments by geographic location is as follows:

	2006		2005
Geographic Location	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
North America	$359,849,098	108.8%	$152,585,490	96.0%
Other	—	0.0%	—	0.0%
Total	$359,849,098	108.8%	$152,585,490	96.0%

Note 10 – Partners’ Capital

As of December 31, 2006 and 2005, the capital balance of each Partnership is as follows (in millions):

	Delaware	Off-Shore	Executive	Employee	Total
Committed capital	$450.3	$176.5	$31.1	$217.1	$875.0
Contributed capital	81.0	31.8	5.6	39.1	157.5
Offering costs	(0.5)	(0.2)	(0.1)	(0.3)	(1.1)
Net Income	0.7	0.5	0.1	1.3	2.6
Total partners’ capital December 31, 2005	81.2	32.1	5.6	40.1	159.0
Contributed capital	103.2	40.4	7.1	49.7	200.4
Distributions	(6.9)	(2.7)	(0.5)	(4.8)	(14.9)
Net Income	(7.5)	(3.1)	(0.5)	(2.5)	(13.6)
Total partners’ capital December 31, 2006	$170.0	$66.7	$11.7	$82.5	$330.9

Note 11 – Market and Other Risk Factors

The Partnerships’ portfolio investments were comprised primarily of companies which operate in the energy, financial services, and telecommunications industries. Multiple market risk factors exist which could cause the Partnerships to lose some or all of their invested capital. These risks include:

General economic risk – the Partnerships’ portfolio investments can be impacted by changes caused by global and domestic market conditions, including energy, financial services, and telecommunications industry specific economic conditions.

Changes in the market for public offerings could also have an effect on the Partnership and their ability to realize their investment objectives. In addition, the portfolio is subject to equity price risk and other market risk.

Concentration risk – The Partnerships invested in transactions in a limited number of companies, primarily within the energy, financial services, and telecommunications business sectors and these investments may not be a balanced or fully diversified portfolio.

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

Contractual Obligations – The Partnerships enter into contracts that contain a variety of indemnity obligations. The Partnerships’ maximum exposure under these arrangements is unknown. However, the Partnerships have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Note 12 – Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies:

	For the year ended December 31, 2006 and period ended December 31, 2005
	2006	2005
Ratios to average limited partners’ capital:
Expenses	9.63%	26.36%
Profit override allocation	0.00%	0.00%
Total expenses and profit override allocation	9.63%	26.36%
Net investment loss	8.63%	24.56%
Ratio of expenses to total committed capital	1.96%	1.30%
Ratio of contributed capital to total committed capital	40.90%	18.00%

The net internal rate of return, since inception of the Partnerships through December 31, 2005, was 1.8%, and was (6.7%) through December 31, 2006. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override if applicable) to the General Partner, and was computed based on the actual dates of capital contributions and distributions and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date.

The net investment loss ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Note 13 – Subsequent Events

On January 12, 2007, Crown Castle International Corp. (‘‘CCI’’) completed the previously announced merger with GSL in a stock and cash transaction valued at approximately $5.8 billion, including debt. In the merger, the Partnerships elected to receive cash for 15% of their shares ($6.4 million) and receive 1.375 shares of CCI for each remaining share of GSL. In addition, on January 19, 2007, CCI re-purchased from the Partnerships CCI shares valued at $9.7 million. All of the cash received in the merger, plus a portion of the cash received from the subsequent repurchase by CCI was applied towards the repayment of the entire outstanding balance on the Global Signal margin loan of $12.5 million (See Note 7). Immediately following the closing of the share repurchase transaction, the Partnerships held 791,332 shares of CCI.

On February 6, 2007, the Partnerships made a $1.4 million follow-on investment in Coronado.

Supplemental Schedules

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Assets, Liabilities and Partners’ Capital

As of December 31, 2006

	Greenhill Capital Partners II, L.P.	Greenhill Capital Partners, (Cayman) II, L.P.	Greenhill Capital Partners, (Executive) II, L.P.	Greenhill Capital Partners (Employees) II, L.P.	Total
Assets
Investments, at estimated fair value	$185,206,552	$72,586,832	$12,774,027	$89,281,687	$359,849,098
Cash and cash equivalents	2,021,169	1,438,583	547,310	3,516,755	7,523,817
Restricted cash	122,677	182,502	32,116	224,480	561,775
Other assets	220,651	53,722	10,447	73,063	357,883
Total assets	$187,571,049	$74,261,639	$13,363,900	$93,095,985	$368,292,573
Liabilities and Partners’ Capital
Note payable	$6,458,712	$2,531,298	$445,462	$3,113,528	$12,549,000
Revolving loan	12,609,570	4,941,943	869,841	6,078,646	24,500,000
Due to affiliates	(1,520,476)	157,207	319,977	1,307,952	264,660
Interest payable	48,509	19,011	3,346	23,384	94,250
Total liabilities	17,596,315	7,649,459	1,638,626	10,523,510	37,407,910
Partners’ capital:
Limited partners	168,020,851	65,932,052	11,605,549	50,896,001	296,454,453
General partner	1,953,883	680,128	119,725	31,676,474	34,430,210
Total partners’ capital	169,974,734	66,612,180	11,725,274	82,572,475	330,884,663
Total liabilities and partners’ capital	$187,571,049	$74,261,639	$13,363,900	$93,095,985	$368,292,573

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Operations

Year ended December 31, 2006

	Greenhill Capital Partners II, L.P.	Greenhill Capital Partners, (Cayman) II, L.P.	Greenhill Capital Partners, (Executive) II, L.P.	Greenhill Capital Partners (Employees) II, L.P.	Total
Investment Income
Dividend income	$837,616	$328,278	$57,771	$403,787	$1,627,452
Interest income	68,743	24,000	6,622	50,555	149,920
	906,359	352,278	64,393	454,342	1,777,372
Expenses
Management fee	6,681,535	2,621,011	461,249	2,044,938	11,808,733
Interest expense	925,688	362,796	63,846	446,245	1,798,575
Other expenses	1,136,782	445,200	77,909	544,609	2,204,500
	8,744,005	3,429,007	603,004	3,035,792	15,811,808
Net investment loss	(7,837,646)	(3,076,729)	(538,611)	(2,581,450)	(14,034,436)
Net Realized and Unrealized Gain on Investments
Net change in unrealized gain on investments	332,750	(63,685)	13,331	93,187	375,583
	332,750	(63,685)	13,331	93,187	375,583
Net loss	$(7,504,896)	$(3,140,414)	$(525,280)	$(2,488,263)	$(13,658,853)