Form 10-Q
period 2007-03-31
GREENHILL & CO INC
filed 2007-05-03
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 27, 2007, there were 28,469,487 shares of the registrant’s common stock outstanding.

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

Part I.    Financial Information

Item 1.    Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$37,645,980	$62,386,286
Securities	—	38,753,193
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.1 million and $0 million as of March 31, 2007 and December 31, 2006, respectively	24,625,091	21,443,944
Other receivables	2,426,853	2,031,277
Property and equipment, net of accumulated depreciation and amortization of $29.9 million and $28.9 million as of March 31, 2007 and December 31, 2006, respectively	14,036,506	14,260,376
Investments	137,702,306	129,431,273
Due from affiliates	42,966	708,643
Goodwill	17,691,889	17,691,889
Other assets	11,031,738	11,024,522
Total assets	$245,203,329	$297,731,403
Liabilities and Stockholders’ Equity
Compensation payable	$11,904,490	$64,355,140
Accounts payable and accrued expenses	10,584,085	6,283,004
Bank loan payable	31,000,000	19,500,000
Taxes payable	32,703,690	48,356,002
Due to affiliates	1,445,044	1,445,044
Total liabilities	87,637,309	139,939,190
Minority interest in net assets of affiliates	2,523,492	2,230,903
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 31,118,077 and 31,034,727 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	311,179	310,345
Restricted stock units	24,491,461	21,205,268
Additional paid-in capital	121,347,687	116,251,930
Exchangeable shares of subsidiary; 257,156 shares issued and outstanding as of March 31, 2007 and December 31, 2006	15,352,213	15,352,213
Retained earnings	113,127,721	112,052,519
Accumulated other comprehensive income	3,105,382	2,896,461
Treasury stock, at cost, par value $0.01 per share; 2,650,045 and 2,512,437 shares as of March 31, 2007 and December 31, 2006, respectively	(122,693,115)	(112,507,426)
Stockholders’ equity	155,042,528	155,561,310
Total liabilities, minority interest and stockholders’ equity	$245,203,329	$297,731,403

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenues
Financial advisory fees	$36,330,134	$49,315,516
Merchant banking revenue	6,339,869	50,947,129
Interest income	807,998	658,326
Total revenues	43,478,001	100,920,971
Expenses
Employee compensation and benefits	20,231,255	47,168,274
Occupancy and equipment rental	2,261,873	1,926,226
Depreciation and amortization	995,686	570,803
Information services	1,231,714	830,824
Professional fees	835,497	747,154
Travel related expenses	1,823,209	1,083,028
Other operating expenses	2,005,813	1,395,771
Total expenses	29,385,047	53,722,080
Income before tax and minority interest	14,092,954	47,198,891
Minority interest in net income of affiliates	37,709	1,619,340
Income before tax	14,055,245	45,579,551
Provision for taxes	5,335,330	17,369,072
Net income	$8,719,915	$28,210,479
Weighted average common shares outstanding:
Basic	29,420,772	29,656,961
Diluted	29,611,811	29,842,594
Earnings per share:
Basic	$0.30	$0.95
Diluted	$0.29	$0.94
Dividends declared and paid per common share	$0.25	$0.16

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Common stock, par value $0.01 per share
Common stock, beginning of the year	$310,345	$308,800
Common stock issued	834	1,545
Common stock, end of the period	311,179	310,345
Restricted stock units
Restricted stock units, beginning of the year	21,205,268	8,931,618
Restricted stock units recognized	7,683,758	15,834,888
Restricted stock units delivered	(4,397,565)	(3,561,238)
Restricted stock units, end of the period	24,491,461	21,205,268
Additional paid-in capital
Additional paid-in capital, beginning of the year	116,251,930	109,961,120
Common stock issued	4,433,114	3,704,731
Tax benefit from the delivery of restricted stock units	662,643	2,586,079
Additional paid-in capital, end of the period	121,347,687	116,251,930
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	15,352,213	—
Exchangeable shares of subsidiary issued	—	15,352,213
Exchangeable shares of subsidiary, end of the period	15,352,213	15,352,213
Retained earnings
Retained earnings, beginning of the year	112,052,519	57,595,530
Dividends	(7,644,713)	(21,208,956)
Net income	8,719,915	75,665,945
Retained earnings, end of the period	113,127,721	112,052,519
Other comprehensive income
Other comprehensive income (loss), beginning of the year	2,896,461	(3,025,186)
Currency translation adjustment	208,921	5,921,647
Other comprehensive income, end of the period	3,105,382	2,896,461
Treasury stock, at cost ; par value $0.01 per share
Treasury stock, beginning of the year	(112,507,426)	(59,056,548)
Repurchased	(10,185,689)	(53,450,878)
Treasury stock, end of the period	(122,693,115)	(112,507,426)
Total stockholders’ equity	$155,042,528	$155,561,310

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$8,719,915	$28,210,479
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments to net income:
Depreciation and amortization	995,686	570,803
Net realized and unrealized gains on investments	(2,496,952)	(47,584,965)
Restricted stock units recognized and common stock issued	7,720,141	4,490,170
Changes in operating assets and liabilities:
Financial advisory fees receivable	(3,181,147)	(3,825,262)
Due from affiliates	665,677	119,877
Other receivables and assets	(402,792)	(103,851)
Compensation payable	(52,450,650)	(11,494,631)
Accounts payable and accrued expenses	4,301,081	(6,402,266)
Minority interest in net assets of affiliates	292,589	1,607,728
Taxes payable	(15,652,312)	7,288,990
Net cash used in operating activities	(51,488,764)	(27,122,928)
Investing activities:
Purchase of investments	(10,715,854)	—
Distributions received from investments	4,941,773	2,078,386
Purchase of securities	(5,000,000)	—
Sale of securities	43,753,193	—
Purchase of property and equipment	(771,816)	(1,996,881)
Net cash provided by investing activities	32,207,296	81,505
Financing activities:
Proceeds of revolving bank loan	24,000,000	10,000,000
Repayment of revolving bank loan	(12,500,000)	(4,000,000)
Dividends paid	(7,644,713)	(4,907,872)
Purchase of treasury stock	(10,185,689)	(6,108,815)
Net tax benefit from the delivery of restricted stock units	662,643	140,627
Net cash used in financing activities	(5,667,759)	(4,876,060)
Effect of exchange rate changes on cash and cash equivalents	208,921	385,312
Net decrease in cash and cash equivalents	(24,740,306)	(31,532,171)
Cash and cash equivalents, beginning of period	62,386,286	83,240,865
Cash and cash equivalents, end of period	$37,645,980	$51,708,694
Supplemental disclosure of cash flow information:
Cash paid for interest	$312,858	$—
Cash paid for taxes, net of refunds	$20,418,259	$9,955,400

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

GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (‘‘GCI’’) and Greenhill Capital Partners Europe LLP (‘‘GCPE’’), through its controlling membership interest. GCI is engaged in investment banking activities, principally in Europe, and is subject to regulation by the U.K. Financial Services Authority (‘‘FSA’’). GCPE is engaged in investment advisory services in Europe, and is subject to regulation by the FSA.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The condensed consolidated financial information as of December 31, 2006 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Reimbursed expenses totaled $0.3 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

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

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors in GCP I and principally all investors except the Company in GCP II and GSAVP and are subject to clawback. Future losses (if any) in the value of a fund’s investments may require amounts previously recognized as profit overrides to be adjusted downward. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved. See ‘‘Note 3 — Investments’’ for further discussion of the merchant banking revenues recognized.

Investments

The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments are recorded at estimated fair value.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.1 million for the three months ended March 31, 2007 and had no bad debt expense for the three months ended March 31, 2006.

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

Provision for Taxes

The Company accounts for taxes in accordance with Statement of Financial Accounting Standard No. 109, ‘‘Accounting for Income Taxes’’, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company’s deferred tax assets and liabilities are presented as a component of other assets and taxes payable, respectively, on the condensed consolidated statements of financial condition. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Foreign Currency Translation

Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statement of changes in stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At March 31, 2007 and December 31, 2006, the carrying value of the Company’s financial instruments approximated fair value.

Securities

Securities represent municipal auction rate securities held by the Company which are treated as available for sale securities under FASB Statement No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. At March 31, 2007, the Company did not hold any municipal auction rate securities. At December 31, 2006, the carrying value approximated fair value and the coupon rates ranged from 3.6% to 3.9%.

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

The Company’s Merchant Banking revenue, by source, is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Management fees	$3,843	$3,362
Net realized and unrealized gains on investments in merchant banking	912	19,100
Merchant banking profit overrides	600	28,300
Other unrealized investment income	985	185
Merchant banking revenue	$6,340	$50,947

The carrying values of the Company’s investments are as follows:

	As of March 31, 2007	As of December 31, 2006
	(in thousands)
Investment in GCP I	$52,441	$55,718
Investment in GCP II	45,662	34,436
Investment in GSAVP	1,532	1,532
Investment in Ironshore, Inc.	30,053	30,053
Other investments	8,014	7,692
Investments	$137,702	$129,431

At March 31, 2007 and December 31, 2006, included in investment in GCP I is $1.5 million and $1.4 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At March 31, 2007 and December 31, 2006, included in investment in GCP II is $1.0 million and $0.8 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At March 31, 2007 and December 31, 2006, approximately $10.8 million and $10.5 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of GCP. This amount may increase or decrease depending on the change in the fair value of the GCP funds portfolio and is payable, subject to clawback, at the time the funds realize cash proceeds.

At March 31, 2007, the Company had unfunded commitments of $41.1 million and $9.9 million to GCP II and GSAVP, respectively. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment dates. The Company’s remaining unfunded commitment to GCP I expired at March 31, 2007.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of March 31, 2007	As of December 31, 2006
	(in thousands)
Portfolio Investments	$650,490	$861,610
Total Assets	681,854	883,890
Total Liabilities	1,932	105,278
Partners’ Capital	679,922	778,612

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net realized and unrealized gains on investments	$6,803	$330,991
Investment income	1,871	7,406
Expenses	(2,279)	(2,072)
Net income	6,395	336,325

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of March 31, 2007	As of December 31, 2006
	(in thousands)
Portfolio Investments	$424,273	$359,849
Total Assets	438,070	368,293
Total Liabilities	78	37,408
Partners’ Capital	437,992	330,885

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net realized and unrealized gain on investments	$4,145	$4,500
Investment income	1,602	405
Expenses	(3,640)	(3,088)
Net income	2,107	1,817

Other Investments

In December 2006, GCE acquired ordinary shares of Ironshore Inc., a newly formed insurance company, for $30 million. The Company expects these securities will be acquired by a new merchant banking fund to be formed by the Company in the first half of 2007. If the Company does not form the new fund, the Company will retain its investment in Ironshore Inc.

In 2006, GCP LLC received a distribution in kind from GCP I of marketable securities of a portfolio company. The fair value of the investment of $6.5 million and $5.6 million is included in other investments above at March 31, 2007 and December 31, 2006, respectively. In 2004, GCP LLC was granted stock options as a transaction fee from a GCP I portfolio company. The options were exercised for common stock, and the fair value of the common stock of $1.0 million and $1.6 million is included in other investments above at March 31, 2007 and December 31, 2006, respectively.

In June 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC (‘‘Barrow Street III’’), of which $4.5 million remains unfunded at March 31, 2007. The remaining commitment to Barrow Street III will be funded as required through April 2009. Included above in other investments at March 31, 2007 and December 31, 2006, is $0.5 million and $0.5 million, respectively, related to the investment in Barrow Street III.

Note 4 — Goodwill

On July 6, 2006, the Company acquired through its wholly owned subsidiary, GCH, 100 % of the outstanding share capital of Beaufort Partners Limited, an independent investment bank based in Toronto, Canada. The acquisition was accounted for as a purchase and the Company preliminarily allocated approximately $17.7 million of the purchase price to goodwill.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 — Related Parties

At March 31, 2007 and December 31, 2006, the Company had receivables of $0.0 million and $0.7 million, respectively, due from GCP and GSAVP relating to expense reimbursements, which is included in due from affiliates.

Until August 2006, Barrow Street subleased office space from the Company and reimbursed the Company for the use of other facilities and participation in the Company’s health care plans.

A firm owned by an executive of the Company also subleases airplane and office space from the Company.

Due to affiliates at March 31, 2007 and December 31, 2006 represents undistributed earnings to the U.K. members of GCI from the period prior to the Company’s reorganization. Included in accounts payable and accrued expenses at March 31, 2007 and December 31, 2006, respectively, is $0.1 million in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 6 — Revolving Bank Loan Facility

At March 31, 2007, the Company had an unsecured $50.0 million revolving loan facility from a U.S. commercial bank to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Interest on borrowings is based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving bank loan facility matures on August 1, 2008, but may be extended by a written agreement of lender and borrower. In addition, the Company must comply with certain financial and liquidity covenants. The Company’s weighted average daily borrowings outstanding under the loan facility during the three months ended March 31, 2007 and 2006, respectively, was approximately $17.5 million and $2.1 million, with average interest rates of 7.25% and 6.50%, respectively.

In April 2007, the Board of Directors of the Company approved an increase in the credit facility to permit borrowings up to $75.0 million. The increased credit line will be secured by all management fees earned by GCPLLC and any cash distributed to GCPLLC in respect of its partnership interests in GCP I and GCP II.

Note 7 — Stockholders’ Equity

On March 21, 2007, a dividend of $0.25 per share was paid to shareholders of record on March 7, 2007. Dividend equivalents of $0.5 million were paid on the restricted stock units that are expected to vest. Additionally, in April 2007, the Board of Directors of the Company declared a quarterly dividend of $0.25 per share. The dividend will be payable on June 13, 2007 to the common stockholders of record on May 30, 2007.

In connection with the acquisition of Beaufort Partners Limited in July 2006, GCH issued 257,156 shares of non-voting exchangeable shares valued at $15.4 million, which are exchangeable into the same number of shares of Common Stock of the Company subject to certain conditions and are entitled to receive the same dividends (if any) as paid in respect of the Common Stock.

During the three months ended March 31, 2007, the Company repurchased in open market transactions 105,700 shares of its common stock at an average price of $73.99. In April 2007, the Board of Directors of the Company authorized the Company to repurchase up to $150.0 million of common stock through April 2008. In addition, during the three months ended March 31, 2007, the Company is deemed to have repurchased 31,908 shares of its common stock at an average price of $74.12 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

During the three months ended March 31, 2006, the Company repurchased in open market transactions 61,150 shares of its common stock at an average price of $56.80, and completed the

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

repurchase of 244,028 shares at an average price of $47.19 per share from a former employee. In addition, during the three months ended March 31, 2006, the Company is deemed to have repurchased 4,419 shares of its common stock at an average price of $57.95 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS – Earnings available to common stockholders	$8,720	$28,210
Denominator for basic EPS – weighted average number of common shares	29,421	29,657
Effect of dilutive securities
Restricted stock units	191	186
Denominator for diluted EPS – weighted average number of common shares and dilutive potential common shares	29,612	29,843
Earnings per share:
Basic	$0.30	$0.95
Diluted	$0.29	$0.94

Note 9 — Income Taxes

The Company’s effective rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income. In the normal course of business, the Company may take positions on its tax returns that may be challenged by domestic and foreign taxing authorities. All such transactions are subject to substantial tax due diligence and planning, in which the underlying form, substance and structure of the transaction is evaluated. The Company believes it is more likely than not that all deferred tax assets will be realized.

Note 10 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2007, G&Co’s net capital was $5.5 million, which exceeded its requirement by $4.7 million. G&Co’s aggregate indebtedness to net capital ratio was 2.23 to 1 at March 31, 2007. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI is subject to capital requirements of the FSA. As of March 31, 2007, GCI was in compliance with its local capital adequacy requirements.

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 — Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructuring and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in GCP and GSAVP and the Company’s principal investments in such funds.

The following provides a breakdown of our aggregate revenues by source for the three-month period ended March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31, 2007		March 31, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory	$36.3	83%	$49.3	49%
Merchant banking fund management & other	7.2	17%	51.6	51%
Total revenues	$43.5	100%	$100.9	100%

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

Financial advisory revenues were $36.3 million for the three months ended March 31, 2007 compared to $49.3 million for the three months ended March 31, 2006, which represents a decrease of 26%. Global volume of completed M&A transactions was $757 billion in the first three months of 2007 compared to $717 billion in the first three months of 2006, a 6% increase1.

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

Merchant banking fund management and other revenues were $7.2 million for the three months ended March 31, 2007 compared to $51.6 million for the three months ended March 31, 2006, which represents a decrease of 86%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds is principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II and GSAVP), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic conditions and the performance of the individual companies in which we invest. During the first quarter of 2006, several GCP portfolio companies benefited from favorable conditions in the financing markets. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of merchant banking revenue realized by the firm.

Results of Operations

Summary

Our first quarter 2007 revenues of $43.5 million compare with revenues of $100.9 million for the first quarter of 2006, which represents a decrease of $57.4 million or 57%. The decrease in revenue in the first quarter 2007 revenue as compared to the same period in the prior year was primarily attributable to a lower incidence of completed financial advisory assignments and lower merchant banking revenue.

Our first quarter net income of $8.7 million compares with net income of $28.2 million for the first quarter of 2005, which represents a decrease of $19.5 million or 69%. The decrease was due to a lower incidence of completed financial advisory assignments and a decline in merchant banking revenue, partially offset by lower compensation expense.

Our quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which it advised and the levels of gain realized on our merchant banking investments, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

[1]	Source: Thomson Financial as of April 25, 2007.

Revenues By Source

The following provides a breakdown of our aggregate revenues by source for the three month period ended March 31, 2007 and 2006, respectively:

Revenue by Principal Source of Revenue

	Three Months Ended
	March 31, 2007		March 31, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory	$36.3	83%	$49.3	49%
Merchant banking fund management & other	7.2	17%	51.6	51%
Total revenues	$43.5	100%	$100.9	100%

Financial Advisory Revenues

Financial advisory revenues consist of retainers and success fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. Financial advisory revenues were $36.3 million in the first quarter of 2007 compared to $49.3 million in the first quarter of 2006, which represents a decrease of 26%. This decrease was due to a lower incidence of completed assignments in the first quarter of 2007 compared to the first quarter of 2006.

In contrast to the first quarter, the firm booked an unusually high level of advisory revenue in the first weeks of April. By April 26, 2007, the firm had booked advisory revenue of $50.2 million for the second quarter. Our advisory revenues for the month to date (or any other period) may not be indicative of our results for the second quarter or other future results.

Completed assignments in the first quarter of 2007 included:

•	the acquisition by ASML Holding, NV of Brion Technologies, Inc.;

•	the representation of the Board of Directors of Cardinal Health, Inc. in connection with the sale of its Pharmaceutical Technologies and Services Division to The Blackstone Group;

•	the acquisition by The Charles Schwab Corporation of The 401(k) Companies from Nationwide Financial Services;

•	the sale by Gilde Buy Out Partners of CABB, a producer of monochloroacetic acid and related specialty intermediates, to AXA Private Equity;

•	the sale by Inbev SA of Dinkelacker-Schwaben Bräu KG; and

•	the representation of the Board of Directors of The ServiceMaster Company in connection with its sale to Clayton, Dubilier & Rice.

The firm also announced in February 2007 the recruitment of Martin Lewis (former Managing Director at Rhone Group and Co-Founder of Miller, Buckfire, Lewis & Co.) as Managing Director based in New York.

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

	Three Months Ended March 31,
	2007	2006
	(in millions, unaudited)
Management fees	$3.9	$3.4
Net realized and unrealized gains on investments in merchant banking	0.9	19.1
Merchant banking profit overrides	0.6	28.3
Other unrealized investment income	1.0	0.1
Interest income	0.8	0.7
Merchant banking fund management & other revenues	$7.2	$51.6

The firm earned $7.2 million in merchant banking fund management & other revenues in the first quarter of 2007 compared to $51.6 million in the first quarter of 2006, representing a decrease of 86%. These decreases are primarily due to lower realized and unrealized principal investment gains in the Greenhill Capital Partners (‘‘GCP’’) portfolio and a decrease in the recognized amounts of profit overrides associated with gains in the GCP portfolio, offset partially by higher asset management fees resulting from greater assets under management.

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

During the first quarter of 2007, GCP portfolio company Global Signal, Inc. completed its merger with Crown Castle International Corp. (NYSE: CCI). GCP and the firm received a combination of cash and Crown Castle International stock in the merger. Subsequent to the merger, Crown Castle repurchased approximately $130 million of shares from GCP. Also in the first quarter, GCP sold its remaining shares in Hercules Offshore, Inc. (Nasdaq: HERO). In total, GCP (and the firm) earned revenue related to six portfolio companies in the first quarter of 2007, partially offset by a decrease in the fair market value of two of GCP’s publicly-traded portfolio companies.

In terms of new investment activity during the first quarter of 2007, GCP invested an additional $78 million (10% of which was firm capital), consisting of investments in EXCO Resources, Inc., Peregrine Oil & Gas L.P., and Coronado Resources LLC, as compared to $11 million (11% of which was firm capital) invested in the same period of 2006.

The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in any particular period are not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

We classify operating expenses as compensation and benefits expense and non-compensation expenses.

Our operating expenses for the first quarter of 2007 were $29.4 million, which compares to $53.7 million of operating expenses for the first quarter of 2006. This represents a decrease in operating expenses of $24.3 million or 45%, which relates principally to a decrease in compensation expense and is described in more detail below.  The pre-tax income margin was 32% in the first quarter of 2007 compared to 45% for the first quarter of 2006.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Three Months Ended March 31,
	2007	2006
	(in millions, unaudited)
Employee compensation & benefits expense	$20.2	$47.2
% of revenues	46%	47%
Non-compensation expense	9.2	6.5
% of revenues	21%	6%
Total operating expense	29.4	53.7
% of revenues	68%	53%
Minority interest in net income of affiliates	0.0	1.6
Income before tax	14.1	45.6
Pre-tax income margin	32%	45%

Compensation and Benefits

Our employee compensation and benefits expense in the first quarter of 2007 was $20.2 million, which reflects a 46% ratio of compensation to revenues. This amount compares to $47.2 million for the three months ended March 31, 2006, which reflected a 47% ratio of compensation to revenues. The decrease of $27.0 million or 57% is due to the lower level of revenues in the first quarter of 2007.

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

Our non-compensation expenses were $9.2 million in the first quarter of 2007, which compared to $6.5 million in the first quarter of 2006, representing an increase of 42%. The increase is related principally to increases in occupancy and other costs associated with new office space in London and New York ($0.8 million), greater travel ($0.7 million) and information services ($0.4 million) as a result of additional personnel and business development and increased interest expense on short-term borrowings ($0.3 million).

Non-compensation expense as a percentage of revenue in the three months ended March 31, 2007 was 21%, compared to 6% for the three months ended March 31, 2006. The increase in non-compensation expenses as a percentage of revenue in the first quarter of 2007 as compared to the same period in 2006 reflects an increase in non-compensation expenses spread over lower revenue.

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

Provision for Income Taxes

The provision for taxes in the first quarter of 2007 was $5.3 million, which reflects an effective tax rate of approximately 38%. This compares to a provision for taxes in the first quarter of 2006 of

$17.4 million based on an effective tax rate of approximately 38% for the period. The decrease in the provision for taxes is due to the lower pre-tax income in the period.

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

A large portion of our liabilities (including accrued bonuses related to profit overrides for unrealized gains of GCP and tax liabilities that are deferred until the gains from the GCP investments are realized) are associated with unrealized earnings (i.e. recorded on our books but for which cash proceeds have not yet been received) from our merchant banking investments. The amounts payable for these liabilities may increase or decrease depending on the change in the fair value of the GCP funds and are payable, subject to clawback, at the time the funds realize cash proceeds.

To increase our financial flexibility, we obtained from a U.S. commercial bank an unsecured $50.0 million revolving loan facility to provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes. Interest on borrowings is based on LIBOR plus 1.45%.  The revolving bank loan facility matures on August 1, 2008. At March 31, 2007, $31.0 million of borrowings were outstanding on the loan facility. In April 2007, the Board of Directors of the Company approved an increase in the credit facility to permit borrowings up to $75.0 million. The increased credit line will be secured by all management fees earned by Greenhill Capital Partners, LLC and any cash distributed to it in respect of its partnership interests in GCP I and GCP II.

As of March 31, 2007, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP, GSAVP and other merchant banking activities of $55.4 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. Our unfunded remaining commitment to GCP I expired on March 31, 2007.

On December 28, 2006, one of our subsidiaries acquired ordinary shares of Ironshore Inc., a newly formed insurance company, for $30 million. We expect these securities to be acquired by a new merchant banking fund to be formed by us in the first half of 2007. If we are unsuccessful in raising the new fund, the firm will retain its investment in Ironshore Inc.

The firm repurchased 105,700 shares of its common stock in open market purchases at an average price of $73.99 during the first quarter of 2007. In April 2007, our Board of Directors authorized us to repurchase common stock in the next twelve months for an aggregate purchase price of $150 million.

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

Cash Flows

In the first three months of 2007, our cash and cash equivalents decreased by $24.7 million from December 31, 2006. We used $51.5 million in operating activities, including $14.9 million from net income after giving effect to the non-cash items and a net decrease in working capital of $66.4 million (principally from the payment of bonuses and taxes). We generated $32.2 million in investing activities, including $38.8 million from the sale of auction rate securities and $4.9 million from distributions received from our merchant banking investments, partially offset by $10.7 million in new investments in our merchant banking funds and $0.8 million primarily for the build-out of new office space. We used $5.7 million for financing activities, including $10.2 million for the repurchase of our common stock and $7.6 million for the payment of dividends. A portion of our financing activities were funded through net borrowings of $11.5 million.

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

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at March 31, 2007, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of $4.4 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which 36% of our revenues for the three months ended March 31, 2007 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of unaffiliated investors in GCP I and principally all investors, except the firm, in GCP II and GSAVP, and are subject to clawback. Future losses in the value of a fund’s investments may require amounts previously recognized as profit overrides to be reversed to the fund in future periods. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved.

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

Provision for Taxes

We account for taxes in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Accounting Developments

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

Part II — Other Information

Item 1.    Legal Proceedings

None.

Item 1A:    Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the First Quarter of 2007:

Period	Total Number of Shares Repurchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[3]
January 1 – January 31	—	$—	—	$23,329,232
February 1 – February 28	105,700	73.99	105,700	15,508,563
March 1 – March 31	—	—	—	15,508,563

Item 3.    Defaults Upon Senior Securities

None.

[2]	Excludes 31,908 shares the Company is deemed to have repurchased at $74.12 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
[3]	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $40,000,000 in shares of our common stock, as announced on July 27, 2006. On April 25, 2007, our Board of Directors granted a new authorization to purchase up to $150,000,000 of our common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

At the 2007 annual meeting of stockholders of the Company held on April 25, 2007, the Company’s stockholders elected seven directors each for a one-year term. The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
Robert F. Greenhill	25,122,140	253,991
Scott L. Bok	25,090,213	285,918
Simon A. Borrows	25,014,078	362,053
John C. Danforth	25,271,419	104,712
Steven F. Goldstone	25,271,619	104,512
Stephen L. Key	25,271,586	104,545
Isabel V. Sawhill	25,247,417	128,714

The Audit Committee’s retention of Ernst & Young LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007, was ratified by the stockholders by a vote of 25,368,394 for and 6,154 against. There were 1,582 abstentions.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits:

10.35*	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2007

GREENHILL & CO., INC.
By: /s/ ROBERT F. GREENHILL
Name: Robert F. Greenhill Title: Chairman and Chief Executive Officer
By: /s/ JOHN D. LIU
Name: John D. Liu Title: Chief Financial Officer