Form 10-Q
period 2007-06-30
GREENHILL & CO INC
filed 2007-08-02
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 26, 2007, there were 27,580,081 shares of the registrant’s common stock outstanding.

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

Part I.    Financial Information

Item 1.    Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$80,387,234	$62,386,286
Securities	—	38,753,193
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.1 million and $0 million as of June 30, 2007 and December 31, 2006, respectively	51,888,479	21,443,944
Other receivables	3,224,499	2,031,277
Property and equipment, net of accumulated depreciation and amortization of $30.0 million and $28.9 million as of June 30, 2007 and December 31, 2006, respectively	14,859,305	14,260,376
Investments	123,091,835	129,431,273
Due from affiliates	1,636,906	708,643
Goodwill	17,691,889	17,691,889
Other assets	11,025,976	11,024,522
Total assets	$303,806,123	$297,731,403
Liabilities and Stockholders’ Equity
Compensation payable	$55,571,553	$64,355,140
Accounts payable and accrued expenses	4,981,998	6,283,004
Bank loan payable	64,000,000	19,500,000
Taxes payable	39,405,455	48,356,002
Due to affiliates	1,445,044	1,445,044
Total liabilities	165,404,050	139,939,190
Minority interest in net assets of affiliates	2,703,791	2,230,903
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 31,199,969 and 31,034,727 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	312,000	310,345
Restricted stock units	30,095,132	21,205,268
Additional paid-in capital	124,561,744	116,251,930
Exchangeable shares of subsidiary; 257,156 shares issued and outstanding as of June 30, 2007 and December 31, 2006	15,352,213	15,352,213
Retained earnings	148,419,481	112,052,519
Accumulated other comprehensive income	4,260,808	2,896,461
Treasury stock, at cost; 3,621,343 and 2,512,437 shares as of June 30, 2007 and December 31, 2006, respectively	(187,303,096)	(112,507,426)
Stockholders’ equity	135,698,282	155,561,310
Total liabilities, minority interest and stockholders’ equity	$303,806,123	$297,731,403

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Financial advisory fees	$126,916,746	$53,805,027	$163,246,880	$103,120,543
Merchant banking revenue	11,716,656	4,894,220	18,056,525	55,841,349
Interest income	1,960,373	644,857	2,768,371	1,303,183
Total Revenues	140,593,775	59,344,104	184,071,776	160,265,075
Expenses
Employee compensation and benefits	64,384,474	26,408,125	84,615,729	73,576,399
Occupancy and equipment rental	2,225,157	2,324,013	4,487,030	4,250,239
Depreciation and amortization	1,042,612	622,022	2,038,298	1,192,825
Information services	1,331,473	1,335,528	2,563,187	2,166,352
Professional fees	1,049,434	906,316	1,884,931	1,653,470
Travel related expenses	1,919,609	1,577,849	3,742,818	2,660,877
Other operating expenses	2,110,723	4,396,612	3,799,041	5,740,628
Interest expense	928,997	64,300	1,246,492	116,055
Total Expenses	74,992,479	37,634,765	104,377,526	91,356,845
Income before Tax and Minority Interest	65,601,296	21,709,339	79,694,250	68,908,230
Minority interest in net income of affiliates	86,828	43,190	124,537	1,662,530
Income before Tax	65,514,468	21,666,149	79,569,713	67,245,700
Provision for taxes	22,786,272	8,388,704	28,121,602	25,757,776
Net Income	$42,728,196	$13,277,445	$51,448,111	$41,487,924
Weighted average shares outstanding:
Basic	28,970,657	29,494,257	29,201,696	29,545,870
Diluted	29,087,226	29,729,213	29,332,144	29,757,056
Earnings per share
Basic	$1.47	$0.45	$1.76	$1.40
Diluted	$1.47	$0.45	$1.75	$1.39
Dividends declared and paid per share	$0.25	$0.16	$0.50	$0.32

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Common stock, par value $0.01 per share
Common stock, beginning of the year	$310,345	$308,800
Common stock issued	1,655	1,545
Common stock, end of the period	312,000	310,345
Restricted stock units
Restricted stock units, beginning of the year	21,205,268	8,931,618
Restricted stock units recognized	15,107,982	15,834,888
Restricted stock units delivered	(6,218,118)	(3,561,238)
Restricted stock units, end of the period	30,095,132	21,205,268
Additional paid-in capital
Additional paid-in capital, beginning of the year	116,251,930	109,961,120
Common stock issued	6,342,172	3,704,731
Tax benefit from the delivery of restricted stock units	1,967,642	2,586,079
Additional paid-in capital, end of the period	124,561,744	116,251,930
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	15,352,213	—
Exchangeable shares of subsidiary issued	—	15,352,213
Exchangeable shares of subsidiary, end of the period	15,352,213	15,352,213
Retained earnings
Retained earnings, beginning of the year	112,052,519	57,595,530
Dividends	(15,081,149)	(21,208,956)
Net income	51,448,111	75,665,945
Retained earnings, end of the period	148,419,481	112,052,519
Other comprehensive income
Other comprehensive income (loss), beginning of the year	2,896,461	(3,025,186)
Currency translation adjustment	1,364,347	5,921,647
Other comprehensive income, end of the period	4,260,808	2,896,461
Treasury stock, at cost
Treasury stock, beginning of the year	(112,507,426)	(59,056,548)
Repurchased	(74,795,670)	(53,450,878)
Treasury stock, end of the period	(187,303,096)	(112,507,426)
Total stockholders’ equity	$135,698,282	$155,561,310

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$51,448,111	$41,487,924
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments to net income:
Depreciation and amortization	2,038,298	1,192,825
Net realized and unrealized (gains) on investments	(9,972,976)	(48,693,064)
Restricted stock units recognized and common stock issued	15,233,686	8,792,845
Changes in operating assets and liabilities:
Financial advisory fees receivable	(30,444,535)	(29,209,850)
Due from affiliates	(928,263)	(568,932)
Other receivables and assets	(877,379)	(655,098)
Compensation payable	(8,783,587)	(15,018,919)
Accounts payable and accrued expenses	(1,301,006)	(3,006,451)
Minority interest in net assets of affiliates	472,888	(668,376)
Taxes payable	(8,950,547)	4,389,493
Net cash provided by (used in) operating activities	7,934,690	(41,957,603)
Investing activities:
Purchase of investments	(31,465,338)	(2,371,115)
Sale of investment	30,053,602	—
Distributions received from investments	17,724,138	59,504,117
Purchase of securities	(5,000,000)	(9,584,895)
Sale of securities	43,753,193	—
Purchase of property and equipment	(2,954,507)	(6,619,701)
Net cash provided by investing activities	52,111,088	40,928,406
Financing activities:
Proceeds of revolving bank loan	84,500,000	20,500,000
Repayment of revolving bank loan	(40,000,000)	(17,500,000)
Dividends paid	(15,081,149)	(9,776,185)
Purchase of treasury stock	(74,795,670)	(36,386,714)
Net tax benefit from the delivery of restricted stock units	1,967,642	2,375,291
Net cash used in financing activities	(43,409,177)	(40,787,608)
Effect of exchange rate changes on cash and cash equivalents	1,364,347	2,406,768
Net increase (decrease) in cash and cash equivalents	18,000,948	(39,410,037)
Cash and cash equivalents, beginning of period	62,386,286	83,240,865
Cash and cash equivalents, end of period	$80,387,234	$43,830,828
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,002,459	$46,361
Cash paid for taxes, net of refunds	$35,353,255	$19,266,083

See accompanying notes to condensed consolidated financial statements (unaudited).

Note 1 — Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the ‘‘Company’’), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt, Toronto and Dallas.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds, primarily Greenhill Capital Partners (‘‘GCP I’’), Greenhill Capital Partners II (‘‘GCP II’’), Greenhill Capital Partners Europe (‘‘GCP Europe’’) (collectively ‘‘GCP’’), and Greenhill SAV Partners (‘‘GSAVP’’), and the Company’s principal investments in GCP, GSAVP and other merchant banking funds.

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

GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (‘‘GCI’’) and Greenhill Capital Partners Europe LLP (‘‘GCPE’’), through its controlling membership interest. GCI is engaged in investment banking activities, principally in Europe, and is subject to regulation by the U.K. Financial Services Authority (‘‘FSA’’). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, our UK-based private equity fund that invests in a diversified portfolio of private equity and equity related investments in mid-market companies located primarily in the United Kingdom and Continental Europe.

On July 6, 2006, the Company, through a newly formed, wholly-owned Canadian subsidiary, GCH, acquired Beaufort Partners Limited, a Toronto based investment banking firm. The acquired company operates as Greenhill & Co. Canada Ltd.

GCPLLC is a registered investment adviser under the Investment Advisers Act of 1940 (‘‘IAA’’). GCPLLC provides investment advisory services to GCP I and GCP II, our U.S.-based private equity funds that invest in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP are third parties. However, the Company and its employees have also made investments in GCP.

GVP became a registered investment advisor under the IAA in 2007. GVP provides investment advisory services to GSAVP, our venture funds that invest in early growth stage companies in the tech-enabled and business information services industries. The majority of the investors in GSAVP are third parties; however, the Company and employees have also made investments in GSAVP.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Reimbursed expenses totaled $1.4 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively and $1.6 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.

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

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors, except the Company, in GCP II, GCP Europe and GSAVP, and are subject to clawback. Future losses (if any) in the value of the funds’ investments may require amounts previously recognized as profit overrides to be adjusted downward. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved. See ‘‘Note 3 — Investments’’ for further discussion of the merchant banking revenues recognized.

Investments

The Company’s investments in merchant banking funds are recorded at estimated fair value based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments are recorded at estimated fair value.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.1 million for the six months ended June 30, 2007 and had no bad debt expense for six months ended June 30, 2006.

Restricted Stock Units

In accordance with the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS, No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’, restricted stock units with future service requirements are recorded as compensation expense and generally is amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The Company records dividend equivalents in stockholders’ equity on outstanding restricted stock units that are expected to vest.

Earnings per Share

The Company calculates earnings per share (‘‘EPS’’) in accordance with SFAS No. 128, ‘‘Earnings per Share.’’ Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

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

Provision for Taxes

The Company accounts for taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company’s deferred tax assets and liabilities are presented as a component of other assets and taxes payable, respectively, on the condensed consolidated statements of financial condition.Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Effective on January 1, 2007, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109’’ (‘‘FIN 48’’), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The Company had no cumulative effect of adopting FIN 48, therefore, no adjustment was recorded to retained earnings upon such adoption.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At June 30, 2007 and December 31, 2006, the carrying value of the Company’s financial instruments approximated fair value.

Securities

Securities represents municipal auction rate securities held by the Company which are treated as available for sale securities under SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. At June 30, 2007, the Company did not hold any municipal auction rate securities. At December 31, 2006, the carrying value approximated fair value and the coupon rates from 3.6% and 3.9%.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157 (‘‘SFAS 157’’) on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 17, 2007. At this time, the Company is evaluating the implications, including the additional disclosure requirements, of SFAS 157, and its potential impact to the Company’s financial condition, results of operations and cash flows.

In February 2007 the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adoption SFAS 159 on the Company’s financial condition, results of operations and cash flows.

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

The Company makes investment decisions for GCP and GSAVP and is entitled to receive from the general partners an override of the profits realized from the funds. The Company includes in consolidated merchant banking revenue all realized and unrealized profit overrides it earns from GCP and GSAVP. This includes profit overrides of the managing general partner of GCP I with respect to all investments it made after January 1, 2004 and the profit overrides of the general partners of GCP II, GCP Europe and GSAVP for all investments. From an economic perspective, profit overrides in respect of all merchant banking investments made after January 1, 2004 are generally allocated 50% to the Company and 50% to employees of the Company. In addition, the Company also includes in merchant banking revenue its portion and certain employees’ portion of the profit overrides of GCP I with respect to investments made prior to January 1, 2004. The economic share of the profit overrides allocated to the employees of the Company is recorded as compensation expense.

The Company’s Merchant Banking revenue, by source, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Management fees	$4,241	$3,786	$8,084	$7,148
Net realized and unrealized gains on merchant banking investments	4,760	196	5,664	19,296
Merchant banking overrides	1,900	1,000	2,500	29,300
Other realized and unrealized investment income	816	(88)	1,809	97
Merchant banking revenue	$11,717	$4,894	$18,057	$55,841

The carrying values of the Company’s investments are as follows:

	As of June 30, 2007	As of December 31, 2006
	(in thousands)
Investment in GCP I	$52,645	$55,718
Investment in GCP II	57,315	34,436
Investment in GSAVP	2,105	1,532
Investment in GCP Europe	8,394	—
Investment in Ironshore, Inc	—	30,053
Other investments	2,633	7,692
Investments	$123,092	$129,431

At June 30, 2007 and December 31, 2006, the carrying value of investments included $2.7 million and $2.2 million, respectively, related to the interests in the managing general partners of GCP held directly by various employees of the Company. At June 30, 2007 and December 31, 2006, approximately $9.9 million and $10.5 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of GCP. This amount may increase or decrease depending on the change in the fair value of the GCP funds portfolio and is payable, subject to claw back, at the time the funds realize cash proceeds.

At June 30, 2007, the Company had unfunded commitments of $72.2 million and $9.4 million to GCP and GSAVP, respectively. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment dates.

Due to the significant carrying values of the Company’s investment in GCP I and GCP II, summarized financial information is provided below. This information is not provided for the Company’s investments in GSAVP and GCP Europe.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of June 30, 2007	As of December 31, 2006
	(in thousands)
Portfolio Investments	$740,835	$861,610
Total Assets	763,546	883,890
Total Liabilities	9,440	105,278
Partners’ Capital	754,106	778,612

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net realized and unrealized gain (loss) on investments	$90,451	$8,965	$97,254	$339,955
Investment income	1,717	8,591	3,588	15,998
Expenses	(357)	(4,092)	(2,636)	(6,164)
Net income	$91,811	$13,464	$98,206	$349,789

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of June 30, 2007	As of December 31, 2006
	(in thousands)
Portfolio Investments	$535,308	$359,849
Total Assets	549,125	368,293
Total Liabilities	453	37,408
Partners’ Capital	548,672	330,885

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net realized and unrealized gain (loss) on investments	$13,624	$(8,145)	$17,769	$(3,645)
Investment income	1,575	469	3,176	874
Expenses	(3,662)	(3,973)	(7,301)	(7,061)
Net income (loss)	$11,537	$(11,649)	$13,644	$(9,832)

Investment in Ironshore Inc. and Other Investments

In December 2006, GCE acquired ordinary shares of Ironshore Inc., a newly formed insurance company, for $30 million. During the second quarter of 2007, the Company completed the first closing of our European merchant banking fund, GCP Europe. GCP Europe purchased the shares of Ironshore Inc. held by GCE for $31.8 million, which represented GCE’s cost plus an interest charge from the date of the GCE’s acquisition thereof. The Company recognized $1.2 million of interest income from its sale of Ironshore Inc. to GCP Europe at the time of sale in the second quarter of 2007.

In 2006, GCPLLC received a distribution in kind from GCP I of marketable securities of a portfolio company. This investment was sold in May 2007 for $7.2 million. The fair value of the investment at December 31, 2006 was $5.6 million and is included in other investments above. Also included in other investments is the fair value of the common stock of a GCP I portfolio company of $1.1 million and $1.6 million at June 30, 2007 and December 31, 2006, respectively.

In June 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC (‘‘Barrow Street III’’), of which $3.5 million remains unfunded at June 30, 2007. The remaining commitment to Barrow Street III will be funded as required through April 2009. Included above in other investments at June 30, 2007 and December 31, 2006, is $1.5 million and $0.5 million, respectively, related to the investment in Barrow Street III.

Note 4 — Goodwill

On July 6, 2006, the Company acquired through its wholly owned subsidiary, GCH, 100% of the outstanding share capital of Beaufort Partners Limited, an independent investment bank based in Toronto, Canada. The acquisition was accounted for as a purchase and we have allocated approximately $17.7 million of the purchase price to goodwill.

Note 5 — Related Parties

At June 30, 2007 and December 31, 2006, the Company had a receivable of $1.6 million and $0.7 million, respectively, due from GCP and GSAVP relating to expense reimbursements, which is included in due from affiliates.

A firm owned by an executive of the Company also subleases airplane and office space from the Company.

Due to affiliates at June 30, 2007 and December 31, 2006 represents undistributed earnings to the U.K. members of GCI from the period prior to the Company’s reorganization. Included in accounts payable and accrued expenses at June 30, 2007 and December 31, 2006, respectively, is $0.1 million in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 6 — Revolving Bank Loan Facility

At June 30, 2007, the Company had a $75.0 million revolving loan facility from a U.S. commercial bank to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and any cash distributed to GCPLLC in respect of its partnership interests in GCP I and GCP II. Interest on borrowings is based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving loan facility matures on August 1, 2008, but may be extended by a written agreement of lender and borrower. In addition, the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility during the six months ended June 30, 2007 and 2006, respectively, was approximately $35.8 million and $2.6 million, with average interest rates of 6.92% and 6.82%, respectively.

Note 7 — Stockholders’ Equity

On June 13, 2007, a dividend of $0.25 per share was paid to shareholders of record on May 30, 2007. Dividend equivalents of $0.4 million were paid on the restricted stock units that are expected to vest. Additionally, in July 2007, the Board of Directors of the Company declared a quarterly dividend of $0.38 per share. The dividend will be payable on September 12, 2007 to the common stockholders of record on August 29, 2007.

In connection with the acquisition of Beaufort Partners Limited in July 2006, GCH issued 257,156 shares of non-voting exchangeable shares valued at $15.4 million, which are exchangeable into the same number of shares of Common Stock of the Company subject to certain conditions and are entitled to receive the same dividends (if any) as paid in respect of the Common Stock.

During the six months ended June 30, 2007, the Company repurchased in open market transactions 1,045,634 shares of its common stock at an average price of $67.31. In April 2007, the Board of Directors of the Company authorized the Company to repurchase up to $150.0 million of common stock through April 2008. In addition, during the six months ended June 30, 2007, the Company is deemed to have repurchased 63,272 shares of its common stock at an average price of $69.77 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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

Note 8 — Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS – Earnings available to common stockholders	$42,728	$13,277	$51,448	$41,488
Denominator for basic EPS – weighted average number of common shares	28,971	29,494	29,202	29,546
Effect of dilutive securities
Restricted stock units	116	235	130	211
Denominator for diluted EPS – weighted average number of common and dilutive potential common shares	29,087	29,729	29,332	29,757
Earnings per share:
Basic	$1.47	$0.45	$1.76	$1.40
Diluted	$1.47	$0.45	$1.75	$1.39

The weighted average number of common shares includes 257,156 shares of non-voting exchangeable shares, which are exchangeable into the same number of shares of common stock of the Company subject to certain conditions.

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized a tax position must be ‘‘more-likely-than-not’’ to be sustained upon examination by taxing authorities. The Company had no cumulative effect of adoption FIN 48, and therefore, no adjustment was recorded to retained earnings upon adoption.

The Company and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. Prior to the initial public offering in May 2004 the Company operated as a limited liability company, taxable as partnership and was not subject to U.S. federal or state income taxes, and GCI, as a limited partnership, was generally not subject to U.K. income tax. At the time of the public offering the Company became a C Corporation and is subject to U.S. federal, state and foreign income tax. With limited exceptions the Company is subject to U.S. Federal, state and foreign income tax examinations for periods after May 2004.

Note 10 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2007, G&Co’s net capital was $6.1 million, which exceeded its requirement by $5.3 million. G&Co’s aggregate indebtedness to net capital ratio was 1.85 to 1 at June 30, 2007. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCPE are subject to capital requirements of the FSA. As of June 30, 2007, GCI and GCPE were in compliance with its local capital adequacy requirements.

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

The following provides a breakdown of our aggregate revenues by source for the three-month and six-month periods ended June 30, 2007 and 2006, respectively:

	Three Months Ended
	June 30, 2007		June 30, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$127.0	90%	$53.8	91%
Merchant Banking Fund Management & Other	13.6	10%	5.5	9%
Total Revenues	$140.6	100%	$59.3	100%

	Six Months Ended
	June 30, 2007		June 30, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$163.3	89%	$103.1	64%
Merchant Banking Fund Management & Other	20.8	11%	57.2	36%
Total Revenues	$184.1	100%	$160.3	100%

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

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and commits capital to those funds. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto and Dallas. Our activities constitute a single business segment with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking fund management, which currently consists primarily of management of Greenhill’s private equity funds, Greenhill Capital Partners or GCP, and Greenhill’s venture capital fund, Greenhill SAV Partners or GSAVP, and principal investments by Greenhill in those funds.

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

Financial advisory revenues were $127.0 million for the three months ended June 30, 2007 compared to $53.8 million for the three months ended June 30, 2006, which represents an increase of 136%. Financial advisory revenues were $163.3 million for the six months ended June 30, 2007 compared to $103.1 million for the six months ended June 30, 2006, which represents an increase of 58%. Global volume of completed M&A transactions was $1,684 billion in the first six months of 2007 compared to $1,353 billion in the first six months of 2006, a 24% increase1.

Merchant banking fund management and other revenues were $13.6 million for the three months ended June 30, 2007 compared to $5.5 million for the three months ended June 30, 2006, which represents an increase of 147%. Merchant banking fund management and other revenues were $20.8 million for the six months ended June 30, 2007 compared to $57.2 million for the six months ended June 30, 2006, which represents a decrease of 64%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds is principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II, GCP Europe and GSAVP), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic conditions. During the six months ended June 30, 2006, several GCP portfolio companies benefited from favorable conditions in the financing markets. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of merchant banking revenue realized by the firm.

Results of Operations

Summary

Our second quarter 2007 revenues of $140.6 million compare with revenues of $59.3 million for the second quarter of 2006, which represents an increase of $81.3 million or 137%. The increase in revenue in the second quarter 2007 revenue as compared to the same period in the prior year was primarily attributable to an increase in advisory revenue. On a year-to-date basis, revenue through June 30, 2007 was $184.1 million, compared to $160.3 million for the comparable period in 2006, representing an increase of $23.8 million or 15%. The increase in year-to-date revenue as compared to the same period in the prior year was due to higher advisory fee revenue offset by lower merchant banking revenue.

Our second quarter net income of $42.7 million compares with net income of $13.3 million for the second quarter of 2006, which represents an increase of $29.4 million or 221%. The increase was due to the aforementioned increase in advisory revenue, partially offset by greater compensation expense. On a year-to-date basis, net income was $51.4 million through June 30, 2007, compared to net income of $41.5 million for the comparable period in 2006, which represents an increase of 24%. This increase was primarily due to increased advisory revenue, partially offset by greater compensation expense.

Our quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which it advised and the levels of gain realized on our merchant banking investments, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

[1]	Source: Thomson Financial as of July 23, 2007.

Revenues By Source

The following provides a breakdown of our aggregate revenues by source for the three and six month periods ended June 30, 2007 and 2006, respectively:

Revenue by Principal Source of Revenue

	Three Months Ended
	June 30, 2007		June 30, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$127.0	90%	$53.8	91%
Merchant Banking Fund Management & Other	13.6	10%	5.5	9%
Total Revenues	$140.6	100%	$59.3	100%

	Six Months Ended
	June 30, 2007		June 30, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$163.3	89%	$103.1	64%
Merchant Banking Fund Management & Other	20.8	11%	57.2	36%
Total Revenues	$184.1	100%	$160.3	100%

Financial Advisory Revenues

Financial advisory revenues primarily consist of retainers and transaction related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $127.0 million in financial advisory revenues in the second quarter of 2007 compared to $53.8 million in the second quarter of 2006, which represents an increase of 136%. For the six months ended June 30, 2007, financial advisory revenues were $163.3 million compared to $103.1 million for the comparable period in 2006, representing an increase of 58%. The increase in our financial advisory revenues in the three and six months ended June 30, 2007 as compared to the same periods in the prior year reflected generally high levels of M&A volume, growth of the Greenhill brand as a leading independent advisor and the success of our industry and industry sector expansion.

Completed assignments in the second quarter of 2007 included:

•	the sale of Alliance Boots plc to Kohlberg Kravis Roberts & Co.;

•	the acquisition by Bridgepoint Capital Limited of the educational publishing division of Wolters Kluwer NV;

•	the acquisition by Dynegy, Inc. of LS Power Group’s power generation portfolio;

•	the sale of Gallaher Group plc to Japan Tobacco Inc.;

•	the sale by Kelda Group plc of Aquarion Company to Macquarie Bank;

•	the representation of the Independent Committee of the Board of Kinder Morgan Energy Partners on its acquisition of the Trans Mountain Pipeline System;

•	the sale by Patheon Inc. of an equity stake to a private investor;

•	the sale by Premier Farnell plc of its UK industrial tools distribution division to The BSS Group plc;

•	the sale by Rentokil Initial plc of its electronic security division to United Technologies Corp.;

•	the representation of the Transaction Committee of the Board of Directors of SLM Corporation on its pending sale to J.C. Flowers, Friedman Fleischer & Lowe, Bank of America and JPMorgan Chase; and

•	the sale by The Woodbridge Company Limited of Jane’s Information Group to IHS Inc.

We also benefited in the second quarter of 2007 from retainers and other advisory fees unrelated to transaction completions.

Merchant Banking Fund Management & Other Revenues

Our merchant banking fund management activities currently consist primarily of the management of and our investment in Greenhill’s merchant banking funds, GCP I, GCP II, GCP Europe and GSAVP. We generate merchant banking revenue from (i) management fees paid by the funds, (ii) gains (or losses) on our investments in the merchant banking funds, and (iii) profit overrides. The following table sets forth additional information relating to our merchant banking and interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, unaudited)
Management fees	$4.2	$3.8	$8.1	$7.2
Net realized and unrealized gains on investments in merchant banking	4.7	0.2	5.6	19.3
Merchant banking profit overrides	1.9	1.0	2.5	29.3
Other realized and unrealized investment income	0.8	(0.1)	1.8	0.1
Interest income	2.0	0.6	2.8	1.3
Merchant banking fund management & other revenues	$13.6	$5.5	$20.8	$57.2

The firm earned $13.6 million in merchant banking fund management & other revenues in the second quarter of 2007 compared to $5.5 million in the second quarter of 2006, representing an increase of 147%. These increases are primarily due to higher realized and unrealized principal investment gains in the GCP portfolio, an increase in the recognized amounts of profit overrides associated with gains in the GCP portfolio, an increase in interest income principally resulting from the purchase at cost plus an interest factor of an investment held by the firm for GCP Europe, and higher asset management fees resulting from greater assets under management.

For the first six months of 2007, the firm earned $20.8 million in merchant banking fund management & other revenues compared to $57.2 million in the first six months of 2006, a decrease of 64%. The decrease was primarily due to lower realized and unrealized principal investment gains and related profit overrides, offset by greater interest income and higher asset management fees.

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

During the second quarter of 2007, GCP elected to sell approximately 50% of its remaining shareholdings in Crown Castle International Corp. (NYSE: CCI) for net proceeds of $187.9 million. In total, GCP (and the firm) earned revenue related to seven portfolio companies in the second quarter of 2007.

During the second quarter, we completed the first closing of our European merchant banking fund, Greenhill Capital Partners Europe. Total committed capital for the first closing was $212 million, of which $50 million was committed by the firm and $79 million was committed by Greenhill employees.

In terms of new investment activity during the second quarter of 2007, GCP II invested an additional $94.4 million (10% of which was firm capital) consisting of investments in Trans-Fast Remittance LLC and FCC Holdings, Inc., as compared to $12.7 million (11% of which was firm capital) invested in the same period of 2006. Additionally, GCP Europe purchased an interest in Ironshore Inc. from the firm for $31.8 million, including an interest charge from the date of the firm’s acquisition thereof.

The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in any particular period is not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

We classify operating expenses as compensation and benefits expense and non-compensation expenses.

Our operating expenses for the second quarter of 2007 were $75.0 million, which compares to $37.6 million of operating expenses for the second quarter of 2006. This represents an increase in operating expenses of $37.4 million or 99%, which relates principally to an increase in compensation expense and is described in more detail below.  The pre-tax income margin was 47% in the second quarter of 2007 compared to 37% for the second quarter of 2006.

For the six months ended June 30, 2007, total operating expenses were $104.4 million, which compares to total operating expenses of $91.4 million for the comparable period in 2006. The increase of $13.0 million or 14% relates principally to an increase in compensation expense and is described in more detail below. The pre-tax income margin for the six months ended June 30, 2007 was 43% compared to 42% for the comparable period in 2006.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, unaudited)
Employee compensation & benefits expense	$64.4	$26.4	$84.6	$73.6
% of Revenues	46%	45%	46%	46%
Non-compensation expense	10.6	11.2	19.8	17.8
% of Revenues	8%	19%	11%	11%
Total operating expense	75.0	37.6	104.4	91.4
% of Revenues	53%	63%	57%	57%
Minority interest in net income of affiliates	0.1	0.0	0.1	1.7
Total income before tax	65.5	21.7	79.6	67.2
Pre-tax Income Margin	47%	37%	43%	42%

Compensation and Benefits

Our employee compensation and benefits expenses in the second quarter of 2007 were $64.4 million, which reflects a 46% ratio of compensation to revenues. This amount compares to $26.4 million for the second quarter of 2006, which reflected a 45% ratio of compensation to revenues. The increase of $38.0 million or 144% is due to the higher level of revenues in the second quarter of 2007 as compared to the same period in the prior year. For the six months ended June 30, 2007, our employee compensation and benefits expense was $84.6 million, which compares to $73.6 million of compensation and benefits expense for the six months ended June 30, 2006. The increase of $11.0 million or 15% is due to the higher level of revenues in the first six months of 2007 compared to the comparable period in 2006. For the six months ended June 30, 2007 and 2006, the ratio of compensation to revenues remained constant at 46%.

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

Our non-compensation expenses were $10.6 million in the second quarter of 2007, which compared to $11.2 million in the second quarter of 2006, representing a decrease of 5%. The decrease is principally related to the absence of provisions for legal contingencies recorded in the second quarter of 2006, offset by an increase in interest expense related to short term borrowings, greater leasehold amortization costs associated with new office space in London and New York, and an increase in travel costs as a result of the growth in personnel and business development activities.

For the first six months of 2007, our non-compensation expenses were $19.8 million, which compared to $17.8 million in the first six months of 2006, representing an increase of 11%. The increase is related principally to increases in occupancy and other costs associated with new office space in London and New York, an increase in interest expense related to short term borrowings, greater travel and information services costs primarily as a result of the growth in personnel and business development activities, offset in part by the absence of provisions for legal contingencies in 2007 as compared to the same period in 2006.

Non-compensation expenses as a percentage of revenues in the three months ended June 30, 2007 were 8% compared to 19% for the same period in the prior year. This decrease in non-compensation expenses as a percentage of revenue in the second quarter of 2007 as compared to the same period in the prior year reflects a slightly lower amount of expenses spread over higher revenue. Non-compensation expenses as a percentage of revenues in the six months ended June 30, 2007 and 2006 remained constant at 11%.

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

Provision for Income Taxes

The provision for taxes in the second quarter of 2007 was $22.8 million, which reflects an effective tax rate of approximately 35%. This compares to a provision for taxes in the second quarter of 2006 of $8.4 million based on an effective tax rate of approximately 39% for the period. The increase in the provision for taxes results from higher pre-tax income in the period partially offset by a lower effective rate due to a large proportion of our pre-tax income being earned in lower tax rate jurisdictions during the period.

For the six months ended June 30, 2007, the provision for taxes was $28.1 million, which reflects an effective tax rate of approximately 35%. This compares to a provision for taxes for the six months ended June 30, 2006 of $25.8 million, which reflects an effective tax rate of approximately 38% for the period. The increase in the provision for taxes is primarily due to the higher pre-tax income in the period offset by a lower effective tax rate due to a greater proportion of our income being earned in lower tax rate jurisdictions during the period.

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

During 2007 the Company increased its revolving loan facility from a U.S. commercial bank from $30.0 million to $75.0 million. The revolving loan facility is available to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and any cash distributed to GCPLLC in respect of its partnership interests in GCP I and GCP II. Interest on borrowings is based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving loan facility matures on August 1, 2008, but may be extended by a written agreement of lender and borrower.

As of June 30, 2007, we had total commitments (not reflected on our balance sheet) relating to future investments in GCP and GSAVP and other merchant banking activities of $85.0 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. Our unfunded remaining commitment to GCP I expired on March 31, 2007.

The firm repurchased 939,934 shares of its common stock in open market purchases at an average price of $66.56 during the second quarter of 2007 and had remaining authorization to repurchase up to $87.4 million of common stock in open market transactions.

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

Cash Flows

In the first six months of 2007, our cash and cash equivalents increased by $18.0 million from December 31, 2006. We generated $7.9 million in operating activities, including $58.7 million from net income after giving effect to the non-cash items, partially offset by a net decrease in working capital of $50.8 million (principally from an increase in accounts receivables, the payment of bonuses and taxes). We generated $52.1 million in investing activities, including $38.8 million from the sale of auction rate securities, $17.7 million from distributions received from our merchant banking investments, and $30.1 million from sale of Ironshore investment to GCP Europe, partially offset by $31.5 million in new investments in our merchant banking funds and $3.0 million which was used for the build-out of new office space. We used $43.4 million for financing activities, including $74.8 million for the repurchase of our common stock and $15.1 million for the payment of dividends which were funded through net revolving borrowings of $44.5 million.

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

Market Risk

We limit our investments to (1) short-term cash investments and other securities, which we believe do not face any material interest rate risk, equity price risk or other market risk, and (2) principal investments made in or on behalf of GCP and GSAVP and other merchant banking funds.

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

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at June 30, 2007, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of $5.0 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which 58% of our revenues for the six months ended June 30, 2007 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of unaffiliated investors of GCP I and principally all investors, except the firm, in GCP II, GCP Europe, and GSAVP, and are subject to clawback. Future losses in the value of the funds’ investments may require amounts previously recognized as profit overrides to be reversed to the fund in future periods. Accordingly, merchant banking profit overrides are recognized as revenue only after material contingencies have been resolved.

Restricted Stock Units

In accordance with the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’, restricted stock units with future service requirements are recorded as compensation expense and generally is amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The Company records dividend equivalents in stockholders’ equity on outstanding restricted stock units that are expected to vest.

Provision for Taxes

We account for taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Accounting Developments

In September 2006 the FASB issued SFAS No. 157 (‘‘SFAS 157’’) on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 17, 2007. At this time, the Company is evaluating the implications, including the additional disclosure requirements, of SFAS 157, and its potential impact to the Company’s financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adoption SFAS 159 on the Company’s financial condition, results of operations and cash flows.

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

Part II — Other Information

Item 1.    Legal Proceedings

From time to time, in the ordinary course of our business, we are involved in lawsuits, claims, audits, investigations and employment disputes, the outcome of which, in the opinion of the firm’s management, will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A:    Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the Second Quarter of 2007:

Period	Total Number of Shares Repurchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[3]
April 1 – April 30	—	$—	—	$150,000,000
May 1 – May 31	859,244	66.07	859,244	93,226,778
June 1 – June 30	80,690	71.73	80,690	87,439,317

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

[2]	Excludes 31,664 shares the Company is deemed to have repurchased at $64.72 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
[3]	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $150,000,000 in shares of our common stock, as announced on April 25, 2007.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits:

10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc.

10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank

10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P.

10.39	Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2007

GREENHILL & CO., INC.
By: /s/ ROBERT F. GREENHILL
Name: Robert F. Greenhill Title: Chairman and Chief Executive Officer
By: /s/ JOHN D. LIU
Name: John D. Liu Title: Chief Financial Officer