Form 10-Q
period 2007-09-30
GREENHILL & CO INC
filed 2007-11-02
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, there were 26,729,293 shares of the registrant’s common stock outstanding.

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

Part I.    Financial Information

Item 1.    Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$116,173,715	$62,386,286
Securities	—	38,753,193
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.2 million and $0 million as of September 30, 2007 and December 31, 2006, respectively	33,547,510	21,443,944
Other receivables	3,390,120	2,031,277
Property and equipment, net of accumulated depreciation and amortization of $31.2 million and $28.9 million as of September 30, 2007 and December 31, 2006, respectively	14,597,903	14,260,376
Investments	105,334,997	129,431,273
Due from affiliates	2,822,718	708,643
Goodwill	19,846,213	17,691,889
Other assets	11,021,395	11,024,522
Total assets	$306,734,571	$297,731,403
Liabilities and Stockholders’ Equity
Compensation payable	$85,496,330	$64,355,140
Accounts payable and accrued expenses	8,740,516	6,283,004
Bank loan payable	59,100,000	19,500,000
Taxes payable	26,673,251	48,356,002
Due to affiliates	1,445,044	1,445,044
Total liabilities	181,455,141	139,939,190
Minority interest in net assets of affiliates	2,343,514	2,230,903
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 31,221,435 and 31,034,727 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	312,212	310,345
Restricted stock units	36,638,094	21,205,268
Additional paid-in capital	125,663,409	116,251,930
Exchangeable shares of subsidiary; 257,156 shares issued and outstanding as of September 30, 2007 and December 31, 2006	15,352,213	15,352,213
Retained earnings	172,805,878	112,052,519
Accumulated other comprehensive income	9,567,101	2,896,461
Treasury stock, at cost; 4,500,633 and 2,512,437 shares as of September 30, 2007 and December 31, 2006, respectively	(237,402,991)	(112,507,426)
Stockholders’ equity	122,935,916	155,561,310
Total liabilities, minority interest and stockholders’ equity	$306,734,571	$297,731,403

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Financial advisory fees	$116,457,989	$47,604,625	$279,704,869	$150,725,168
Merchant banking revenue	1,753,447	9,193,646	19,809,972	65,034,995
Interest income	1,141,797	841,433	3,910,168	2,144,616
Total Revenues	119,353,233	57,639,704	303,425,009	217,904,779
Expenses
Employee compensation and benefits	54,947,307	26,471,823	139,563,036	100,048,222
Occupancy and equipment rental	2,595,479	2,418,701	7,082,509	6,668,940
Depreciation and amortization	1,059,673	856,806	3,097,971	2,049,631
Information services	1,384,237	1,103,871	3,947,424	3,270,223
Professional fees	1,097,623	990,890	2,982,554	2,644,360
Travel related expenses	1,247,777	1,112,856	4,990,595	3,773,733
Other operating expenses	1,952,826	2,381,949	5,751,867	8,122,577
Interest expense	834,664	147,225	2,081,156	263,280
Total Expenses	65,119,586	35,484,121	169,497,112	126,840,966
Income before Tax and Minority Interest	54,233,647	22,155,583	133,927,897	91,063,813
Minority interest in net income of affiliates	(97,433)	92,258	27,104	1,754,788
Income before Tax	54,331,080	22,063,325	133,900,793	89,309,025
Provision for taxes	19,028,934	7,895,499	47,150,536	33,653,275
Net Income	$35,302,146	$14,167,826	$86,750,257	$55,655,750
Weighted average shares outstanding:
Basic	28,069,522	29,468,127	28,847,401	29,575,097
Diluted	28,153,820	29,571,666	28,951,101	29,711,057
Earnings per share
Basic	$1.26	$0.48	$3.01	$1.88
Diluted	$1.25	$0.48	$3.00	$1.87
Dividends declared and paid per share	$0.38	$0.19	$0.88	$0.51

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Common stock, par value $0.01 per share
Common stock, beginning of the year	$310,345	$308,800
Common stock issued	1,867	1,545
Common stock, end of the period	312,212	310,345
Restricted stock units
Restricted stock units, beginning of the year	21,205,268	8,931,618
Restricted stock units recognized	22,572,099	15,834,888
Restricted stock units delivered	(7,139,273)	(3,561,238)
Restricted stock units, end of the period	36,638,094	21,205,268
Additional paid-in capital
Additional paid-in capital, beginning of the year	116,251,930	109,961,120
Common stock issued	7,352,505	3,704,731
Tax benefit from the delivery of restricted stock units	2,058,974	2,586,079
Additional paid-in capital, end of the period	125,663,409	116,251,930
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	15,352,213	—
Exchangeable shares of subsidiary issued	—	15,352,213
Exchangeable shares of subsidiary, end of the period	15,352,213	15,352,213
Retained earnings
Retained earnings, beginning of the year	112,052,519	57,595,530
Dividends	(25,996,898)	(21,208,956)
Net income	86,750,257	75,665,945
Retained earnings, end of the period	172,805,878	112,052,519
Other comprehensive income
Other comprehensive income (loss), beginning of the year	2,896,461	(3,025,186)
Currency translation adjustment	6,670,640	5,921,647
Other comprehensive income, end of the period	9,567,101	2,896,461
Treasury stock, at cost
Treasury stock, beginning of the year	(112,507,426)	(59,056,548)
Repurchased	(124,895,565)	(53,450,878)
Treasury stock, end of the period	(237,402,991)	(112,507,426)
Total stockholders’ equity	$122,935,916	$155,561,310

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$86,750,257	$55,655,750
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments to net income:
Depreciation and amortization	3,097,971	2,049,631
Net realized and unrealized (gains) on investments	(7,085,883)	(53,792,083)
Restricted stock units recognized and common stock issued	22,787,196	13,248,508
Changes in operating assets and liabilities:
Financial advisory fees receivable	(12,103,566)	(5,856,717)
Due from affiliates	(2,114,075)	(420,556)
Other receivables and assets	(820,540)	(1,398,691)
Compensation payable	21,141,190	(7,020,839)
Accounts payable and accrued expenses	2,457,512	(4,334,412)
Minority interest in net assets of affiliates	112,611	(312,076)
Taxes payable	(21,682,751)	7,508,450
Net cash provided by (used in) operating activities	92,539,922	5,326,965
Investing activities:
Purchase of investments	(31,917,738)	(13,042,133)
Sale of investment	30,053,602	—
Distributions received from investments	32,996,560	59,504,117
Purchase of securities	(5,000,000)	(19,808,532)
Sale of securities	43,753,193	10,234,895
Purchase of property and equipment	(3,517,266)	(8,499,006)
Purchase of Beaufort Partners Limited, net of cash acquired	(2,154,324)	(2,260,919)
Net cash provided by investing activities	66,368,351	26,128,422
Financing activities:
Proceeds of revolving bank loan	165,450,000	40,800,000
Repayment of revolving bank loan	(125,850,000)	(28,500,000)
Dividends paid	(25,996,898)	(15,527,979)
Purchase of treasury stock	(124,895,565)	(46,435,324)
Net tax benefit from the delivery of restricted stock units	2,058,974	2,526,713
Net cash used in financing activities	(109,233,489)	(47,136,590)
Effect of exchange rate changes on cash and cash equivalents	4,112,645	2,561,822
Net increase (decrease) in cash and cash equivalents	53,787,429	(13,119,381)
Cash and cash equivalents, beginning of period	62,386,286	83,240,865
Cash and cash equivalents, end of period	$116,173,715	$70,121,484
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,218,529	$150,753
Cash paid for taxes, net of refunds	$66,917,186	$22,037,100

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

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (‘‘G&Co’’), Greenhill Capital Partners, LLC (‘‘GCPLLC’’), Greenhill Venture Partners, LLC (‘‘GVP’’), Greenhill Aviation Co., LLC (‘‘GAC’’), Greenhill & Co. Europe Limited (‘‘GCE’’), and Greenhill & Co. Holding Canada Ltd. (‘‘GCH’’).

G&Co is a broker-dealer, registered under the Exchange Act , as amended, and is registered with the Financial Industry Regulation Authority. G&Co is engaged in the investment banking business principally in North America.

GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (‘‘GCI’’) and Greenhill Capital Partners Europe LLP (‘‘GCPE’’), through its controlling membership interests. GCI is engaged in investment banking activities, principally in Europe, and is subject to regulation by the U.K. Financial Services Authority (‘‘FSA’’). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, our UK-based private equity fund that invests in a diversified portfolio of private equity and equity related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The investors in GCP Europe are third parties; however, the Company and its employees have also made investments in GCP Europe.

On July 6, 2006, the Company, through a newly formed, wholly-owned Canadian subsidiary, GCH, acquired Beaufort Partners Limited, a Toronto based investment banking firm. The acquired company operates as Greenhill & Co. Canada Ltd.

GCPLLC is an investment adviser, registered under the Investment Advisers Act of 1940 (‘‘IAA’’). GCPLLC provides investment advisory services to GCP I and GCP II, our U.S.-based private equity funds that invest in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP are third parties; however, the Company and its employees have also made investments in GCP.

GVP is an investment advisor, registered under the IAA. GVP provides investment advisory services to GSAVP, our venture funds that invest in early growth stage companies in the tech-enabled and business information services industries. The majority of the investors in GSAVP are third parties; however, the Company and its employees have also made investments in GSAVP.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Reimbursed expenses totaled $1.3 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively and $2.9 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.2 million for the nine months ended September 30, 2007 and had no bad debt expense for the nine months ended September 30, 2006.

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

Provision for Taxes

The Company accounts for taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes’’, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company’s deferred tax assets and liabilities are presented as a component of other assets and taxes payable, respectively, on the condensed consolidated statements of financial condition. Management applies the more-likely-than-not criteria included in FIN 48 when determining tax benefits and the establishment of the valuation allowance.

Effective on January 1, 2007, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109’’ (‘‘FIN 48’’), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. During 2007, the Company performed a tax analysis in accordance with FIN 48. The implementation of FIN 48 did not result in any current adjustment or any cumulative effect and therefore, no adjustment was recorded to retained earnings upon adoption.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At September 30, 2007 and December 31, 2006, the carrying value of the Company’s financial instruments approximated fair value.

Securities

Securities represents municipal auction rate securities held by the Company which are treated as available for sale securities under SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. At September 30, 2007, the Company did not hold any municipal auction rate securities. At December 31, 2006, the carrying value approximated fair value and the coupon rates from 3.6% and 3.9%.

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

In June 2007, the EITF reached consensus on Issue No. 06-11, ‘‘Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.’’ EITF Issue No. 06-11 requires that the tax benefit related to the dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of adopting EIFT Issue No. 06-11 on its financial condition, results of operations and cash flows.

Note 3 — Investments

Affiliated Merchant Banking Investments

The Company invests in merchant banking funds for which it also acts as the general partner. In addition to recording its direct investments in the funds, the Company consolidates each general partner in which it has a majority of the economic interest.

The Company recognizes revenue on investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the fund for one year to the estimated fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments and consequently also that portion of the revenues attributable to the Company’s merchant banking investments.

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

The Company’s Merchant Banking revenue, by source, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Management fees	$4,641	$4,095	$12,724	$11,243
Net realized and unrealized gains on merchant banking investments	(2,381)	2,769	3,291	22,065
Merchant banking overrides	(900)	2,200	1,600	31,500
Other realized and unrealized investment income	394	130	2,195	227
Merchant banking revenue	$1,754	$9,194	$19,810	$65,035

The carrying values of the Company’s investments are as follows:

	As of September 30, 2007	As of December 31, 2006
	(in thousands)
Investment in GCP I	$38,175	$55,718
Investment in GCP II	54,123	34,436
Investment in GSAVP	2,537	1,532
Investment in GCP Europe	8,343	—
Investment in Ironshore, Inc.	—	30,053
Other investments	2,157	7,692
Investments	$105,335	$129,431

At September 30, 2007 and December 31, 2006, the carrying value of investments included $2.3 million and $2.2 million, respectively, related to the interests in the managing general partners of GCP held directly by various employees of the Company. At September 30, 2007 and December 31, 2006, approximately $7.7 million and $10.5 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of GCP. This amount may increase or decrease depending on the change in the fair value of the GCP funds portfolio and is payable, subject to claw back, at the time the funds realize cash proceeds.

At September 30, 2007, the Company had unfunded commitments of $72.9 million and $8.9 million to GCP and GSAVP, respectively. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment dates.

Due to the significant carrying values of the Company’s investment in GCP I and GCP II, summarized financial information is provided below. This information is not provided for the Company’s investments in GSAVP and GCP Europe.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of September 30, 2007	As of December 31, 2006
	(in thousands)
Portfolio Investments	$490,793	$861,610
Total Assets	571,070	883,890
Total Liabilities	2,310	105,278
Partners’ Capital	568,760	778,612

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net realized and unrealized gain (loss) on investments	$(10,644)	$60,118	$86,610	$400,073
Investment income	3,918	6,478	7,506	22,476
Expenses	(296)	(3,859)	(2,932)	(10,023)
Net income	$(7,022)	$62,737	$91,184	$412,526

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of September 30, 2007	As of December 31, 2006
	(in thousands)
Portfolio Investments	$505,938	$359,849
Total Assets	514,954	368,293
Total Liabilities	311	37,408
Partners’ Capital	514,643	330,885

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net realized and unrealized gain (loss) on investments	$(14,569)	$674	$3,200	$(2,971)
Investment income	1,826	435	5,002	1,309
Expenses	(3,066)	(3,840)	(10,367)	(10,901)
Net income (loss)	$(15,809)	$(2,731)	$(2,165)	$(12,563)

Other Investments

In June 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC (‘‘Barrow Street III’’), of which $3.5 million remains unfunded at September 30, 2007. The remaining commitment to Barrow Street III is expected to be drawn from time to time over the commitment period, which ends in April 2009. Included above in other investments at September 30, 2007 and December 31, 2006, is $1.5 million and $0.5 million, respectively, related to the investment in Barrow Street III.

Note 4 — Goodwill

On July 6, 2006, the Company acquired through its wholly owned subsidiary, GCH, 100 % of the outstanding share capital of Beaufort Partners Limited, an independent investment bank based in Toronto, Canada. The acquisition was accounted for as a purchase. At the time of the acquisition approximately $17.7 million of the purchase price was allocated to goodwill. Goodwill is translated in accordance with SFAS 52, ‘‘Foreign Currency Translation’’ at the rate of exchange prevailing at the end of the periods presented. Any translation gain or loss resulting from the translation is included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statement of changes in members’ equity and stockholders’ equity. The Company has reviewed its goodwill in accordance with SFAS No. 142 and determined that the fair value of the reporting entity to which goodwill is related exceeded the carrying value of such reporting entity. Accordingly, no goodwill impairment loss has been recognized.

Note 5 — Related Parties

At September 30, 2007 and December 31, 2006, the Company had a receivable of $2.8 million and $0.7 million, respectively, due from GCP and GSAVP relating to expense reimbursements and management fees, which is included in due from affiliates.

A firm owned by an executive of the Company also subleases airplane and office space from the Company.

Due to affiliates at September 30, 2007 and December 31, 2006 represents undistributed earnings to the U.K. members of GCI from the period prior to the Company’s reorganization. Included in accounts payable and accrued expenses at September 30, 2007 and December 31, 2006, respectively, is $0.1 million in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 6 — Revolving Bank Loan Facility

At September 30, 2007, the Company had a $59.1 million revolving loan facility from a U.S. commercial bank to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and any cash distributed to GCPLLC in respect of its partnership interests in GCP I and GCP II. Interest on borrowings is currently based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving loan facility matures on August 1, 2008, but may be extended by a written agreement of lender and borrower. In addition, the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility during the nine months ended September 30, 2007 and 2006, respectively, was approximately $39.5 million and $4.4 million, with average interest rates of 6.95% and 7.11%, respectively.

Note 7 — Stockholders’ Equity

On September 12, 2007, a dividend of $0.38 per share was paid to shareholders of record on August 29, 2007. Dividend equivalents of $0.7 million were paid on the restricted stock units that are expected to vest. Additionally, in October 2007, the Board of Directors of the Company declared a quarterly dividend of $0.38 per share. The dividend will be payable on December 12, 2007 to the common stockholders of record on November 28, 2007.

In connection with the acquisition of Beaufort Partners Limited in July 2006, GCH issued 257,156 shares of non-voting exchangeable shares valued at $15.4 million, which are exchangeable into the same number of shares of Common Stock of the Company subject to certain conditions and are entitled to receive the same dividends (if any) as paid in respect of the Common Stock.

During the nine months ended September 30, 2007, the Company repurchased in open market transactions 1,917,451 shares of its common stock at an average price of $62.61. In April 2007, the Board of Directors of the Company authorized the Company to repurchase up to $150.0 million of common stock through April 2008. In addition, during the nine months ended September 30, 2007, the Company is deemed to have repurchased 70,745 shares of its common stock at an average price of $68.48 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

During the nine months ended September 30, 2006, the Company repurchased in open market transactions 652,500 shares of its common stock at an average price of $61.71.Additionally, in the first quarter of 2006, the Company closed the repurchase of 195,222 shares at a price of $46.80 per share from a former employee. The Company also purchased an additional 48,806 shares of common stock from the same former employee at a price of $48.75 per share. During the nine months ended September 30, 2006, the Company is deemed to have repurchased 55,791 shares of its common stock at an average price of $67.96 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS – Earnings available to common stockholders	$35,302	$14,168	$86,750	$55,656
Denominator for basic EPS – weighted average number of common shares	28,070	29,468	28,847	29,575
Effect of dilutive securities
Restricted stock units	84	104	104	136
Denominator for diluted EPS – weighted average number of common and dilutive potential common shares	28,154	29,572	28,951	29,711
Earnings per share:
Basic	$1.26	$0.48	$3.01	$1.88
Diluted	$1.25	$0.48	$3.00	$1.87

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return. For those benefits to be recognized a tax position must be ‘‘more-likely-than-not’’ to be sustained upon examination by taxing authorities. During 2007, the Company performed a tax analysis in accordance with FIN 48. The implementation of FIN 48 did not result in any current adjustment or any cumulative effect and therefore, no adjustment was recorded to retained earnings upon adoption.

The Company and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. Prior to the initial public offering in May 2004 the Company operated as a limited liability company, taxable as a partnership and was not subject to U.S. federal or state income taxes, and GCI, as a limited partnership, was generally not subject to U.K. income tax. At the time of the public offering the Company became a C Corporation and is subject to U.S. federal, state and foreign income tax and is subject to U.S. Federal, state and foreign income tax examinations for periods after May 2004.

In general, the Company plans to reinvest 50% of the earnings of foreign affiliates in those operations and accordingly, U.S. taxes are only provided on the amounts of earnings in excess of planned investments. Through September 30, 2007, the Company repatriated approximately 50% of our foreign affiliates’ earnings. On an annual basis, the Company evaluates the amounts to be reinvested in our foreign entities.

Note 10 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2007, G&Co’s net capital was $19.1 million, which exceeded its requirement by $16.6 million. G&Co’s aggregate indebtedness to net capital ratio was 1.95 to 1 at September 30, 2007. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCPE are subject to capital requirements of the FSA. As of September 30, 2007, GCI and GCPE were in compliance with their local capital adequacy requirements.

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

The following provides a breakdown of our aggregate revenues by source for the three month and nine month periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended
	September 30, 2007		September 30, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$116.5	98%	$47.6	83%
Merchant Banking Fund Management & Other	2.9	2%	10.0	17%
Total Revenues	$119.4	100%	$57.6	100%

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$279.7	92%	$150.7	69%
Merchant Banking Fund Management & Other	23.7	8%	67.2	31%
Total Revenues	$303.4	100%	$217.9	100%

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

Management Developments

Effective in October 2007, the firm announced the appointment of Scott L. Bok and Simon A. Borrows, previously Co-Presidents of the firm, as Co-Chief Executive Officers. Mr. Robert F. Greenhill, formerly Chief Executive of the firm, will remain Chairman of the Board of Directors.

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

Financial advisory revenues were $116.5 million for the three months ended September 30, 2007 compared to $47.6 million for the three months ended September 30, 2006, which represents an increase of 145%. Financial advisory revenues were $279.7 million for the nine months ended September 30, 2007 compared to $150.7 million for the nine months ended September 30, 2006, which represents an increase of 86%. Global volume of completed M&A transactions was $2,564 billion in the first nine months of 2007 compared to $2,060 billion in the first nine months of 2006, a 24% increase1.

Merchant banking fund management and other revenues were $2.9 million for the three months ended September 30, 2007 compared to $10.0 million for the three months ended September 30, 2006, which represents a decrease of 71%. Merchant banking fund management and other revenues were $23.7 million for the nine months ended September 30, 2007 compared to $67.2 million for the nine months ended September 30, 2006, which represents a decrease of 65%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds is principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II, GCP Europe and GSAVP), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic and market conditions. During the nine months ended September 30, 2006, several GCP portfolio companies benefited from favorable conditions in the financing markets. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of merchant banking revenue realized by the firm and did so during the nine months ended September 30, 2007. In addition, the occurrence of liquidity events which create gains (or losses) is neither predictable nor regular.

Results of Operations

Summary

Our third quarter 2007 revenues of $119.4 million compare with revenues of $57.6 million for the third quarter of 2006, which represents an increase of $61.8 million or 107%. The increase in revenue in the third quarter 2007 revenue as compared to the same period in the prior year was attributable to an increase in advisory revenue, offset in part by a decline in merchant banking revenues. On a year-to-date basis, revenue through September 30, 2007 was $303.4 million, compared to $217.9 million for the comparable period in 2006, representing an increase of $85.5 million or 39%. The increase in year-to-date revenue as compared to the same period in the prior year was due to higher advisory fee revenue offset by lower merchant banking revenue.

Our third quarter net income of $35.3 million compares with net income of $14.2 million for the third quarter of 2006, which represents an increase of $21.1 million or 149%. The increase was due to the aforementioned increase in advisory revenue, partially offset by greater compensation expense. On

[1]	Source: Thomson Financial as of October 19, 2007.

a year-to-date basis, net income was $86.8 million through September 30, 2007, compared to net income of $55.7 million for the comparable period in 2006, which represents an increase of 56%. This increase was primarily due to increased advisory revenue, partially offset by greater compensation expense.

Our quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which we advised and the levels of gain realized on our merchant banking investments, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

Revenues By Source

The following provides a breakdown of our aggregate revenues by source for the three and nine month periods ended September 30, 2007 and 2006, respectively:

Revenue by Principal Source of Revenue

	Three Months Ended
	September 30, 2007		September 30, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$116.5	98%	$47.6	83%
Merchant Banking Fund Management & Other	2.9	2%	10.0	17%
Total Revenues	$119.4	100%	$57.6	100%

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial Advisory	$279.7	92%	$150.7	69%
Merchant Banking Fund Management & Other	23.7	8%	67.2	31%
Total Revenues	$303.4	100%	$217.9	100%

Financial Advisory Revenues

Financial advisory revenues primarily consist of retainers and transaction related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $116.5 million in financial advisory revenues in the third quarter of 2007 compared to $47.6 million in the third quarter of 2006, which represents an increase of 145%. For the nine months ended September 30, 2007, financial advisory revenues were $279.7 million compared to $150.7 million for the comparable period in 2006, representing an increase of 86%. The increase in our financial advisory revenues in the three and nine months ended September 30, 2007 as compared to the same periods in the prior year appears to reflect growth of the Greenhill brand as a leading independent advisor and the success of our industry and industry sector expansion as well as increased merger and acquisition activity over the relevant period.

Completed assignments in the third quarter of 2007 included:

•	The divestiture by Aton Capital Group of its institutional business to Bank Austria Creditanstalt, part of the UniCredit Group;

•	The acquisition by CABB GmbH of SF-Chem AG;

•	The sale of Central Lewmar LLC to International Paper Company;

•	The sale of Crescent Real Estate Equities Company to Morgan Stanley Real Estate;

•	The divestiture by Deutz AG of its Power Systems division to 3i Group plc;

•	The sale of EMI Group plc to Maltby Limited;

•	The acquisition by Incisive Media Ltd. of ALM Media Group Holdings, Inc.;

•	The acquisition by Informa plc of Datamonitor plc;

•	The sale of Maher Terminals Inc. to RREEF Infrastructure;

•	The acquisition by SFR SA of Tele2 AB’s French fixed telephony and broadband business;

We also benefited in the third quarter of 2007 from retainers and other advisory fees unrelated to transaction completions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, unaudited)
Management fees	$4.6	$4.1	$12.7	$11.2
Net realized and unrealized gains on investments in merchant banking	(2.3)	2.8	3.3	22.1
Merchant banking profit overrides	(0.9)	2.2	1.6	31.5
Other realized and unrealized investment income	0.4	0.1	2.2	0.2
Interest income	1.1	0.8	3.9	2.2
Merchant banking fund management & other revenues	$2.9	$10.0	$23.7	$67.2

The firm earned $2.9 million in merchant banking fund management & other revenues in the third quarter of 2007 compared to $10.0 million in the third quarter of 2006, representing a decrease of 71%. These decreases are primarily due to a slight decrease in the fair market value of the GCP portfolio, partially offset by higher management fees resulting from greater assets under management.

For the first nine months of 2007, the firm earned $23.7 million in merchant banking fund management & other revenues compared to $67.2 million in the first nine months of 2006, a decrease of 65%. The decrease was primarily due to the absence of gains and overrides of the magnitude realized in the first nine months of 2006 from the sale of GCP portfolio company interests and a smaller net increase in this period in the fair market value of other publicly traded companies owned by GCP.

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

Moreover, the aggregate value of our merchant banking investments may fluctuate depending on the timing of the investment and liquidation events and the life cycles of each of the funds. For example, the commitment period for GCP I was terminated on March 31, 2005, and the investments in the GCP I have been largely sold or otherwise monetized, while the commitments made to GCP II, GCPE and GSAVP are still in the process of being invested (with 60% of the commitments in GCP II,

25% of the commitments in GCPE, and 14% of the commitments in GSAVP having been invested or committed as of September 30, 2007). The time elapsed between making and monetization of investments in our merchant banking funds can vary considerably.

During the third quarter of 2007, our merchant banking funds (and the firm) earned revenue in respect of six portfolio companies and recognized losses in respect of seven portfolio companies. In addition, our merchant banking funds, in aggregate, made investments of $26.4 million (of which $5.7 was firm capital), as compared to $76 million (of which $7.6 was firm capital) during the third quarter of 2006.

During the first nine months of 2007, our merchant banking funds (and the firm) earned revenue in respect of ten portfolio companies and incurred losses in respect of four portfolio companies. In addition, our merchant banking funds, in aggregate, made investments of $235.1 million (of which $30.6 was firm capital), as compared to $100.0 million (of which $10.2 was firm capital) during the same period in 2006.

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

Our operating expenses for the third quarter of 2007 were $65.1 million, which compares to $35.5 million of operating expenses for the third quarter of 2006. This represents an increase in operating expenses of $29.6 million or 83%, which relates principally to an increase in compensation expense and is described in more detail below.  The pre-tax income margin was 46% in the third quarter of 2007 compared to 38% for the third quarter of 2006.

For the nine months ended September 30, 2007, total operating expenses were $169.5 million, which compares to total operating expenses of $126.8 million for the comparable period in 2006. The increase of $42.7 million or 34% relates principally to an increase in compensation expense and is described in more detail below. The pre-tax income margin for the nine months ended September 30, 2007 was 44% compared to 41% for the comparable period in 2006.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, unaudited)
Employee compensation & benefits expense	$54.9	$26.5	$139.6	$100.0
% of Revenues	46%	46%	46%	46%
Non-compensation expense	10.2	9.0	29.9	26.8
% of Revenues	9%	16%	10%	12%
Total operating expense	65.1	35.5	169.5	126.8
% of Revenues	55%	62%	56%	58%
Minority interest in net income of affiliates	(0.1)	0.1	0.0	1.8
Total income before tax	54.3	22.1	133.9	89.3
Pre-tax Income Margin	46%	38%	44%	41%

Compensation and Benefits

Our employee compensation and benefits expenses in the third quarter of 2007 were $54.9 million, as compared to $26.5 million for the third quarter of 2006. For the three months ended

September 30, 2007 and 2006, the ratio of compensation to revenue remained constant at 46%. The increase of $28.4 million or 107% is due to the higher level of revenues in the third quarter of 2007 as compared to the same period in the prior year.

For the nine months ended September 30, 2007, our employee compensation and benefits expense was $139.6 million, which compares to $100.0 million of compensation and benefits expense for the nine months ended September 30, 2006. The increase of $39.6 million or 40% is due to the higher level of revenues in the first nine months of 2007 compared to the comparable period in 2006. For the nine months ended September 30, 2007 and 2006, the ratio of compensation to revenues remained constant at 46%.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular quarter depending upon the amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular quarter may not be indicative of compensation expense in a future period.

Non-Compensation Expense

Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, travel and entertainment, insurance, recruitment, depreciation, interest expense, and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $10.2 million in the third quarter of 2007, which compared to $9.0 million in the third quarter of 2006, representing an increase of 13%. The increase is principally related to higher interest expense related to greater short-term borrowings, greater travel and information service costs primarily attributable to the growth in personnel and business development activities, and higher occupancy and other costs associated with new office space in Frankfurt.

For the first nine months of 2007, our non-compensation expenses were $29.9 million, which compared to $26.8 million in the first nine months of 2006, representing an increase of 12%. The increase is principally related to an increase in interest expense related to greater short-term borrowings, higher occupancy and other costs associated with new office space in London, Frankfurt, New York and Toronto, and greater travel and information service costs, offset in part by the absence of provisions for legal contingencies in 2007 as compared to the same period in 2006.

Non-compensation expenses as a percentage of revenues in the three months ended September 30, 2007 were 9% compared to 16% for the same period in the prior year. Non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2007 were 10% compared to 12% for the same period in the prior year. The decrease in non-compensation expenses as a percentage of revenue in the three and nine months ended September 30, 2007 as compared to the same periods in the prior year reflects a slightly higher amount of expenses spread over significantly higher revenue.

Our non-compensation expense as a percentage of revenue can vary as a result of a variety of factors including fluctuation in quarterly revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, the amount of short term borrowings, currency and interest rate movements and other factors. Accordingly, the non-compensation expense as a percentage of revenue in any particular quarter may not be indicative of the non-compensation expense as a percentage of revenue in future periods.

Provision for Income Taxes

The provision for taxes in the third quarter of 2007 was $19.0 million, which reflects an effective tax rate of approximately 35%. This compares to a provision for taxes in the third quarter of 2006 of $7.9 million based on an effective tax rate of approximately 36% for the period. The increase in the provision for taxes results from higher pre-tax income in the period partially offset by a lower effective rate due to a greater proportion of our pre-tax income being earned in lower tax rate jurisdictions during the period.

For the nine months ended September 30, 2007, the provision for taxes was $47.2 million, which reflects an effective tax rate of approximately 35%. This compares to a provision for taxes for the nine months ended September 30, 2006 of $33.7 million, which reflects an effective tax rate of approximately 38% for the period. The increase in the provision for taxes is primarily due to the higher pre-tax income in the period offset by a lower effective tax rate due to a greater proportion of our income being earned in lower tax rate jurisdictions during the period.

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

During 2007 the Company increased its revolving loan facility from a U.S. commercial bank from $30.0 million to $75.0 million. The revolving loan facility is available to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and any cash distributed to GCPLLC in respect of its partnership interests in GCP I and GCP II. Interest on borrowings is currently based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving loan facility matures on August 1, 2008, but may be extended by a written agreement of lender and borrower.

As of September 30, 2007, we had total commitments (not reflected on our balance sheet) relating to future investments in GCP and GSAVP and other merchant banking activities of $85.4 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. Our unfunded remaining commitment to GCP I expired on March 31, 2007.

The firm repurchased 871,817 shares of its common stock in open market purchases at an average price of $56.97 during the third quarter of 2007 and had remaining authorization to repurchase up to $37.8 million of common stock in open market transactions. During the nine months ended September 30, 2007, the firm repurchased in open market transactions 1,917,451 shares of its common stock at an average price of $62.61.

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

Cash Flows

In the first nine months of 2007, our cash and cash equivalents increased by $53.8 million from December 31, 2006. We generated $92.5 million in operating activities, including $105.5 million from net income after giving effect to the non-cash items, partially offset by a net decrease in working capital of $13.0 million (principally from an increase in accounts receivable, the payment of annual bonuses and taxes). We generated $66.4 million in investing activities, including $38.8 million from the sale of auction rate securities, $32.9 million from distributions received from our merchant banking investments, and $30.1 million from sale of Ironshore investment to GCP Europe, partially offset by $31.9 million in new investments in our merchant banking funds and $3.5 million which was used for the build-out of new office space. We used $109.2 million for financing activities, including $124.9 million for the repurchase of our common stock and $26.0 million for the payment of dividends, a portion of our financing activities were funded through net revolving borrowings of $39.6 million.

In the first nine months of 2006, our cash and cash equivalents decreased by $13.1 million from December 31, 2005. We generated $5.3 million from operating activities, including $17.1 million from net income after giving effect to the non-cash items, partially offset by a net decrease in working capital of $11.8 million (principally from the payment of annual bonuses and an increase in accounts receivable). We generated $26.1 million in investing activities, including $59.5 million from distributions received from our merchant banking investments, partially offset by $13.0 million in new investments in our merchant banking funds, $9.6 million used for the purchase of auction rate securities, $8.5 million primarily for the build-out of new office space and $2.3 million used for the purchase of Beaufort Partners Limited. We used $47.1 million for financing activities, including $46.4 million for the repurchase of our common stock and $15.5 million for the payment of dividends. A portion of our financing activities were funded through net revolving borrowings of $12.3 million.

Market Risk

We limit our investments to (1) short-term cash investments and other securities, which we believe do not face any material interest rate risk, principal risk, equity price risk or other market risk, and (2) principal investments made in or on behalf of GCP and GSAVP and other merchant banking funds.

We have invested our cash in short duration, highly rated fixed income investments including highly rated short-term debt government securities and money market funds. Changes in interest rates, credit markets and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes would have a material effect on our results of operations. Our short-term cash investments are primarily denominated in US dollars, pound sterling and euros, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated accounting requirements. To the extent that the cash balances in local currency exceed our short term obligations, we may hedge our foreign currency exposure.

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at September 30, 2007, the market prices of all public securities were 10% lower, the impact on our results of operations would be a decrease in revenues of $3.2 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The Investment

Committees of GCP and GSAVP manage the risks associated with the merchant banking portfolios by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which 48% of our revenues for the nine months ended September 30, 2007 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the fund for one year to the estimated fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other financial data. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments.

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

In June 2007, the EITF reached consensus on Issue No. 06-11, ‘‘Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.’’ EITF Issue No. 06-11 requires that the tax benefit related to the dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of adopting EIFT Issue No. 06-11 on its financial condition, results of operations and cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2 — ‘‘Market Risk’’ above.

Item 4.    Controls and Procedures

Under the supervision and with the participation of the firm’s management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of the firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A:    Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the Third Quarter of 2007:

Period	Total Number of Shares Repurchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[3]
July 1 – July 31	99,382	$55.33	99,382	$81,940,620
August 1 – August 31	772,435	57.18	772,435	37,769,867
September 1 – September 30	—	—	—	37,769,867

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters of a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits:

3.1	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2007)

31.1	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[2]	Excludes 7,473 shares the Company is deemed to have repurchased at $57.60 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
[3]	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $150,000,000 in shares of our common stock, as announced on April 25, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2007

GREENHILL & CO., INC.
By: /s/ SCOTT L. BOK
Name: Scott L. Bok Title: Co-Chief Executive Officer
By: /s/ SIMON A. BORROWS
Name: Simon A. Borrows Title: Co-Chief Executive Officer
By: /s/ JOHN D. LIU
Name: John D. Liu Title: Chief Financial Officer