Form 10-K/A
period 2006-12-31
GREENHILL & CO INC
filed 2008-01-22
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement delivered to stockholders in connection with the 2007 annual meeting of stockholders to be held on April 25, 2007 are incorporated by reference in response to Part III of this Report.

EXPLANATORY NOTE

This amendment on Form 10-K/A (the ‘‘Form 10-K/A’’) amends our annual report for the fiscal year ended December 31, 2006 originally filed with the Securities and Exchange Commission (‘‘SEC’’) on March 1, 2007 (the ‘‘Form 10-K’’). We are filing this amendment in response to a comment from the SEC to file the executed versions of audit opinions that appear under Item 15. as Financial Statement Schedules.

No attempt has been made in this Form 10-K/A to modify or update disclosures in the Form 10-K except as required to address the above issue. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

The only changes to the text from the Form 10-K are as follows:

Part IV

Item 15.    Exhibits and Financial Statement Schedules

•	Signed report of Independent Registered Public Accounting Firm relating to the Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

•	Signed report of Independent Registered Public Accounting Firm relating to the Combined Financial Statements of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

•	Updated consent of Ernst & Young LLP (Exhibit 23.1)

•	Updated certifications from our Co-Chief Executive Officers and our Chief Financial Officer (Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3)

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Supplemental Financial Information

2.    Financial Statement Schedules

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Ernst & Young 5 Times Square New York, New York 10036-6530

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

/s/ Ernst & Young LLP

February 23, 2007

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

Ernst & Young 5 Times Square New York, New York 10036-6530

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

/s/ Ernst & Young LLP

February 23, 2007

3.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of Underwriting Agreement.
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on to Form S 1/A (No. 333-113526) filed on May 5, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on May 5, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on to Form S-1/A (No. 333113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on to Form S-1/A (No. 333113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 20, 2004).

Exhibit Number	Description
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on to Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

Exhibit Number		Description
10.23		Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.24		Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25		Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.26		Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.27		Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.28		Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)
10.29		Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)
10.30		Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited+
10.31		Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc.+
10.32		Form of Agreement of Limited Partnership of GSAV (Associates), L.P.+
10.33		Form of Agreement of Limited Partnership of GSAV GP, L.P.+
10.34		Form of First modification agreement by and between First Republic Bank and Greenhill & Co., Inc.+
21.1		List of Subsidiaries of the Registrant+
23	.1*	Consent of Ernst & Young LLP
31	.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
31	.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Filed with original filing of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    January 22, 2008

GREENHILL & CO., INC.
By:	/s/ Scott L. Bok
Scott L. Bok Co-Chief Executive Officer
By:	/s/ Simon A. Borrows
Simon A. Borrows Co-Chief Executive Officer