Form 10-K
period 2007-12-31
GREENHILL & CO INC
filed 2008-02-28
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Large accelerated filer                 Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2007, was approximately $1,247 million. The Registrant has no non-voting stock.

As of February 21, 2008, 26,836,245 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2008 annual meeting of stockholders to be held on April 30, 2008 are incorporated by reference in response to Part III of this Report.

i

PART I

When we use the terms ‘‘Greenhill’’, ‘‘we’’, ‘‘us’’, ‘‘our’’, ‘‘the company’’, and ‘‘the firm’’, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries (formerly Greenhill & Co. Holdings, LLC and subsidiaries). Our principal subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking services in North America; Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, each of which provides investment banking services in Europe and is regulated by the United Kingdom Financial Services Authority; Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC, each of which is a registered investment advisor regulated by the Securities and Exchange Commission, through which we conduct our North American merchant banking business and Greenhill Capital Partners Europe LLP, an investment advisor regulated by the United Kingdom Financial Services Authority through which we conduct our European merchant banking business.

Item 1.    Business

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto and Dallas.

We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since its founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, raised our first merchant banking fund in 2000, opened a Frankfurt office later in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in April 2005 and completed the closing of our second merchant banking fund in June 2005. We opened our Toronto office in July 2006 and completed the final closing of our first venture capital fund in September 2006. We raised our first European merchant banking fund in 2007. In January 2008, we announced the recruitment of a new managing director to open a San Francisco office. In February 2008, we closed the initial public offering of units in GHL Acquisition Corp., a blank-check company sponsored by us. As of December 31, 2007, we had 43 managing directors and senior advisors globally.

Principal Sources of Revenue

Our principal sources of revenue are financial advisory and merchant banking fund management.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Financial advisory	$366.7	$209.8	$142.1	$130.9	$121.3
Merchant banking fund management & other(1)	33.7	80.8	79.1	21.0	5.4
Total revenue	$400.4	$290.6	$221.2	$151.9	$126.7

(1)	Merchant banking fund management & other includes interest income of $5.4 million, $3.1 million, $2.9 million, $0.8 million, and $0.4 million in 2007, 2006, 2005, 2004, and 2003, respectively.

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

Financial advisory revenues accounted for 92% and 72% of our revenues in 2007 and 2006, respectively. Non-U.S. clients are a significant part of our business, generating 64% and 53% of our advisory revenues in 2007 and 2006, respectively. We generate revenues from our financial advisory services by charging our clients fees consisting principally of fees paid upon the commencement of an engagement, fees paid upon the announcement of a transaction, fees paid upon the successful conclusion of a transaction and, in connection principally with restructuring assignments, monthly retainer fees.

Merchant Banking Fund Management

Our merchant banking fund management activities currently consist primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or ‘‘GCP I’’), Greenhill Capital Partners II (or ‘‘GCP II’’, and collectively with GCP I, ‘‘Greenhill Capital Partners’’ or ‘‘GCP’’), Greenhill SAV Partners (or ‘‘GSAVP’’) and Greenhill Capital Partners Europe (or ‘‘GCP Europe’’), which are families of merchant banking funds that invest in portfolio companies. Merchant banking funds are private investment funds raised from contributions by qualified institutional investors and financially sophisticated individuals. The funds generally make investments in non-public companies, typically with a view toward divesting within 3 to 5 years. We pursue merchant banking fund management and other investment activities in addition to our financial advisory activities because we believe merchant banking can generate attractive returns on the firm’s capital, and because it allows us to further leverage our managing directors’ industry knowledge and corporate relationships. We believe we can pursue merchant banking opportunities without creating conflicts with our advisory clients by typically focusing on significantly smaller companies than those with respect to which we seek to provide financial advice. GCP typically makes controlling or influential minority investments of $10 million to $75 million in companies with valuations that are between $50 million and $500 million at the time of investment. GCP has invested a substantial portion of its capital in the energy, financial services and telecommunications industries. GSAVP typically makes smaller investments in early-growth-stage companies that offer technology-enabled or business information services. Such investments typically involve higher levels of risk and are more speculative than our GCP investments. GCP Europe typically makes controlling or influential minority investments of £10 million to £30 million in companies with valuations that are between £50 million and £250 million at the time of investment. We expect to expand our merchant banking fund management and related activities over time.

Merchant banking revenues accounted for 8% and 28% of our revenues in 2007 and 2006, respectively. We generate merchant banking revenue from (i) management fees paid by the funds, (ii) gains (or losses) on our investments in the merchant banking funds, and (iii) profit overrides. We charge management fees to all non-affiliated investors in each of our funds and all employees in

GCP II, GSAVP and GCP Europe. We may also earn gains (or losses) from our capital investment in our merchant banking funds depending upon the performance of the funds. Our investments in our merchant banking funds generate realized and unrealized investment gains (or losses) based on our allocable share of earnings generated by the funds. As the general partner of our merchant banking funds we make investment decisions for the funds and are entitled to receive an override on the profits of the funds.

We began our merchant banking activities in 2000 with the establishment of GCP I, which had total committed capital of $423 million. In 2005 we closed our second merchant banking fund, GCP II, which had total committed capital of $875 million. The firm has committed approximately 10%, or $88.5 million, to GCP II and our managing directors and other employees have committed an additional $136 million to that fund. In 2006 we expanded our merchant banking activities with the closing of our venture capital fund, GSAVP, which had total committed capital of $101.5 million. The firm has committed $10.9 million to GSAVP and our managing directors and other employees have committed an additional $22.6 million to that fund. In 2007 we closed our first European merchant banking fund, GCP Europe, which had total committed capital of approximately £191 million. The firm has committed £25 million to GCP Europe and our managing directors and other employees have committed an additional £41.9 million.

Employees

Our managing directors and senior advisors have an average of 26 years of relevant experience, and many of them are able to use this experience to advise on mergers and acquisitions, restructuring transactions and merchant banking investments, depending on the situation. We spend significant amounts of time training and mentoring our junior professionals. We generally provide our junior professionals with exposure to mergers and acquisitions, restructurings and merchant banking fund management to varying degrees, which provides us with the flexibility to allocate resources depending on the economic environment, and provides our bankers consistent transactional experience and a wide variety of experiences to assist in the development of business and financial judgment.

As of December 31, 2007, Greenhill employed a total of 214 people (including our managing directors and senior advisors), of which 83 were based in our European offices. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance.

Competition

In our financial advisory services business, we operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients, and our list of clients with whom there is an active revenue-generating engagement, changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain a business dialog with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

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

Over the years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

We believe our primary competitors in securing mergers and acquisitions and restructuring advisory engagements are Citigroup Inc., Credit Suisse Holdings (USA), Inc., Goldman Sachs Group, Inc., JPMorgan Chase & Co., Lehman Brothers Holdings Inc., Merrill Lynch & Co., Inc., Morgan Stanley, UBS A.G. and other bulge bracket firms as well as investment banking firms such as Blackstone Group, Evercore Partners Inc., Jefferies Group, Inc. and Lazard Ltd.

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

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States, Europe and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (‘‘SEC’’) is the federal agency responsible for the administration of the federal securities laws. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. financial advisory business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (‘‘FINRA’’), and in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC. Similarly, Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our controlled affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct our European financial advisory business, are licensed by and also subject to regulation by the United Kingdom’s Financial Services Authority. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

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

In addition, Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC are registered investment advisers under the Investment Advisers Act of 1940. As such, they are subject to regulation and periodic examinations by the SEC. Greenhill Capital Partners Europe LLP is licensed by and subject to regulation by the United Kingdom’s Financial Services Authority.

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

Our ability to retain our managing directors is critical to the success of our business

The success of our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our 43 managing directors and senior advisors at December 31, 2007, particularly our senior managing directors. Founded in 1996, our business has a more limited operating history than many of our competitors and, as a result, our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements, and forming and investing merchant banking funds. Accordingly, the retention of our managing directors is particularly crucial to our future success. The departure or other loss of Mr. Greenhill, our founder and Chairman, or the departure or other loss of any other managing director, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements and conduct our merchant banking business, which would materially adversely affect our results of operations.

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

A significant portion of our revenues are derived from advisory fees

We have historically earned a significant portion of our revenues from advisory fees paid to us by our clients, in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented 92% and 72% of our total revenues in 2007 and 2006, respectively. Unlike diversified investment banks, we only have one other significant alternative source of revenue, but lack such other sources of revenue as securities trading or underwriting. We expect that our reliance on advisory fees will continue for the foreseeable future and a decline in our advisory engagements or the market for advisory services generally would have a material adverse effect on our business and results of operations.

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

A high percentage of our financial advisory revenues are derived from a few clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results

Each year, we advise a limited number of clients. Our top ten clients accounted for 56% of our total revenues in 2007 and 39% of our total revenues in 2006. Our single largest clients accounted for 12% and 10% of our total revenues in 2007 and 2006, respectively. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation of one lost mandate or the failure of one transaction or restructuring on which we are advising to be completed can be significant.

Investment gains from our merchant banking portfolio vary from period to period; these gains may not recur and may not be replaced by other gains; our investments may lose money

We have a limited number of investments in our merchant banking portfolio. The fair value of these investments may appreciate (or depreciate) at different rates based on a variety of factors. There were no gains from any single investment that accounted for more than 10% of total revenues recognized by the firm in 2007 or 2006. Historically, gains from investments have been significantly impacted by market factors, specific industry conditions and other factors beyond our control, and we cannot predict the timing or size of any such gains in future periods. The lack of investment gains (and any losses which may be attributable to the investments in our merchant banking portfolio) may adversely affect our stock price.

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

In addition, in many cases we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, in many cases we do not receive any advisory fees, other than the reimbursement of certain out-of-pocket expenses. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our stock price.

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

We are continuing to expand our merchant banking fund management business, which will entail increased levels of investments in high-risk, illiquid assets

We continued to expand our merchant banking fund management business by establishing a new European merchant banking fund in 2007 and may expand our merchant banking business further. Our revenues from this business are primarily derived from management fees calculated as a percentage of committed capital and/or assets under management, investment gains and profit overrides, which are earned if investments are profitable over a specified threshold. Our ability to form new merchant banking funds is subject to a number of uncertainties, including adverse market or economic conditions, competition from other fund managers, and the ability to negotiate terms with major investors. There can be no assurance that we will be able to form new merchant banking funds.

In 2007, we committed £25.0 million to our European merchant banking fund, GCP Europe. Those funds generally make investments in relatively high-risk, illiquid assets. Contributing capital to these funds is risky and we may lose some or all of the principal amount of our investments.

We may occasionally make principal investments, such as our investment in GHL Acquisition Corp., a newly organized blank check company. These investments may be in high-risk, illiquid assets, and we may be required to hold such investments for a long time. We may lose all of the money we commit to such investments.

Given the nature of the investments contemplated by GCP, GSAVP and GCP Europe, there is a significant risk that our merchant banking funds will be unable to realize their investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in technology, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.

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

We value our merchant banking portfolio and other investments each quarter using a fair value methodology, which could result in gains or losses to the firm; the fair value methodology may over- or under-state the ultimate value we will realize; clawbacks and losses could affect our stock price adversely

The firm makes principal investments in GCP, GSAVP and GCP Europe and similar vehicles. As of December 31, 2007, the value of the firm’s principal investment in GCP, GSAVP and GCP Europe and other investments was $98.0 million. The value of our fund investments is determined on a quarterly basis by the general partner of each fund based on the fair value of such investments. The fair value of each investment is determined based on a number of factors including the length of time for which the investment has been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. Significant changes in the public equity markets may have a material effect on the fair value of our principal investments and therefore on our results of operations. The values at which the principal investments are carried on our books may increase or decrease depending on a number of factors beyond our control and may vary significantly from period to period. In addition, because of the inherent uncertainty of valuations, the estimated fair values of non-public securities may differ significantly from the values that would have been used had a ready market for the securities existed. It may not be possible to sell these investments at the fair values attributed to them in our financial statements. Moreover, that portion of our merchant banking revenue which is attributable to profit overrides is subject to repayment to the limited partners of our merchant banking funds if certain performance hurdles for those funds are not met (which we refer to as a ‘‘clawback’’). As a result, our stock price could be adversely affected by losses in the value of these investments or clawbacks.

Investors in our merchant banking funds may elect remove us as the general partner of those funds at any time without cause. These events would lead to a decrease in our revenues, which could be substantial and lead, therefore, to a material adverse effect on our business.

The investors in our merchant funds may, subject to certain conditions, act at any time to remove us as the general partner in those funds without cause, resulting in a reduction in management fees we earn from such funds, and a significant reduction in the amounts of profit overrides we could earn from those funds. In addition to the significant negative impact on our revenue and earnings, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damages as well.

A significant deterioration in the credit markets or the failure of one or more banking institutions could adversely affect our ability to access the cash invested by us

A significant portion of our assets consist of cash and cash equivalents. We have invested these assets in instruments which we believe are highly liquid, and monitor developments relating to the liquidity of these investments on a regular basis, but in the event of a significant deterioration of the credit markets or the failure of one or more banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash investments could have a material adverse effect on our liquidity and result in a charge to our earnings which could have a material adverse effect on the value of our stock

We face strong competition from far larger firms and small independent firms

The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 214 employees (including managing directors and senior advisors) on December 31, 2007 and total revenues of approximately $400.4 million in 2007. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased over the years as a result of substantial consolidation among companies in the investment banking industry. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing we may be unable to compete for advisory clients in a significant part of the advisory market.

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

Greenhill is controlled by its managing directors whose interests may differ from those of our public shareholders

Our managing directors and their affiliated entities collectively own approximately 58% of the total shares of common stock outstanding at December 31, 2007. Robert F. Greenhill and members of his family beneficially own approximately 18% of our common stock.

As a result of these shareholdings, Robert F. Greenhill and our other employees currently are able to exercise significant influence over the election of our entire board of directors, the management and policies of Greenhill and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of Greenhill. Our employees currently are able to prevent or cause a change in control of Greenhill.

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

We are subject to extensive regulation in the financial services industry

We, as a participant in the financial services industry, are subject to extensive regulation in the United States and elsewhere. In the U.S., our broker-dealer subsidiary, Greenhill & Co., LLC is subject to regulation in the United States, including by the SEC and FINRA. In the U.K., our subsidiaries, Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, as well as Greenhill Capital Partners Europe LLP, are subject to regulation by the Financial Services Authority. Any failure to comply with applicable laws and regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our broker-dealer or investment advisor subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Our U.S. broker-dealer and our U.K. and German investment banking affiliates are subject to periodic examinations by regulatory authorities. We cannot predict the outcome of any such examination. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

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

As of December 31, 2007, there were 26,729,886 shares of common stock outstanding, which is net of 4,502,350 shares of common stock held in treasury. Subject to certain exceptions, 15,252,287 shares of common stock may not be sold until May 11, 2009, except in one or more underwritten public offerings approved by our underwritten offering committee which consists of Robert F. Greenhill (who chairs the committee), Scott L. Bok and Simon A. Borrows. Approval of an underwritten offering by the committee will require approval of either the chair of the committee or the joint approval of the other two members of the committee. Accordingly, Robert Greenhill alone, or Scott Bok and Simon Borrows together, may permit a sale of shares of our common stock that could adversely affect the market price of our common stock. After May 11, 2009, there will be no remaining contractual restrictions on resale on the shares issued to our managing directors at the time of the initial public offering. In addition, 5,331,599 of the shares of common stock outstanding held by Robert F. Greenhill through his affiliated entities and by Lord James Blyth are eligible for resale pursuant to Rule 144 and are not subject to such contractual restrictions.

A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding

At the time of and since our initial public offering we have awarded our directors, managing directors and other employees restricted stock units. At December 31, 2007, 1,746,363 restricted stock units were outstanding. A significant portion of the compensation of our managing directors has been paid in restricted stock units. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest either ratably over a five year period beginning on the first anniversary of the grant date or do not vest until the fifth anniversary of their grant date, when they vest in full. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Assuming all of the conditions to vesting are fulfilled, shares in respect of the 1,746,363 restricted stock units that are outstanding as of December 31, 2007 would be issued as follows: 274,496 shares in 2008, 284,306 shares in 2009, 565,991 shares in 2010, 503,200 shares in 2011 and 118,370 shares in 2012. While we have historically been able to repurchase in the open market and through privately negotiated transactions a significant number of our shares of common stock, if we were to cease to or were unable to repurchase shares of common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.

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

The historical and unaudited pro forma consolidated financial information in this Form 10-K may not permit you to predict our costs of operations

The historical consolidated financial information in this Form 10-K relating to periods before May 11, 2004 does not reflect the added costs that we have incurred since that date as a public company or the changes that have occurred in our capital structure and operations as a result of our initial public offering. Because we operated through partnerships and limited liability companies prior to our transition to corporate form, at the time of our initial public offering in May 2004, we paid little or no taxes on profits and paid limited salaries to our managing directors. In preparing our unaudited pro forma consolidated financial information for 2004 and years prior, we deducted and charged to earnings estimated income taxes based on an estimated tax rate, which may be different from our actual tax rate in the future, and estimated salaries, payroll taxes and benefits for our managing directors. The estimates we used in our unaudited pro forma consolidated financial information may not be similar to our actual experience as a public corporation. For more information on our historical financial statements and unaudited pro forma consolidated financial information, see ‘‘Unaudited Pro Forma Consolidated Financial Information’’ included elsewhere in this Form 10-K.

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

Forward-looking statements include, but are not limited to, the following:

•	the statements about (i) our expectation that our total compensation and benefits, including that payable to our managing directors, will not exceed 50% of total revenues each year in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Compensation and Benefits’’ and (ii) our expectation to make certain principal investments and our expectation of revenues from a profit override and from gains on investments of our capital beginning in 2004 in ‘‘Business – Principal Sources of Revenue – Merchant Banking Fund Management’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources’’;

•	the statement about our expectation that revenues from our financial advisory business will continue to account for the majority of our revenues in the near to medium-term in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview’’;

•	the statement about our expectations that we will expand our merchant banking management business in ‘‘Overview – Merchant Banking Fund Management’’;

•	the statement about new managing directors adding incrementally to our revenue and income growth potential in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview’’;

•	the statements about our expectations that the profit overrides we earn in our merchant banking management business will or could increase in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merchant Banking Fund Management and Other Revenues’’;

•	the statement about our expectation that operating costs will increase as we grow our business in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-Compensation Expense’’; and

•	the discussion of our ability to meet liquidity needs in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources’’.

Item 1B.    Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.    Properties

At December 31, 2007, we occupied five offices, all of which are leased. Our headquarters are located at 300 Park Avenue, New York, New York, and comprise approximately 70,000 square feet of leased space, pursuant to lease agreements expiring in 2010 (with options to renew for five years). In London, we lease approximately 19,000 square feet of office space (of which 6,000 square feet is sublet) at Lansdowne House, 57 Berkeley Square in London, pursuant to lease agreements expiring in 2013. Our Frankfurt office is located at Neue Mainzer Strasse 52 and consists of approximately 12,800 square feet of leased space, pursuant to a lease agreement expiring in 2015 (with options to renew for five years). Our Dallas office is located at 300 Crescent Court and consists of approximately 6,000 square feet, pursuant to a lease agreement expiring in 2013. Our Toronto office is located at 200 Bay Street and consists of approximately 3,600 square feet, pursuant to a lease agreements expiring in 2008.

Item 3.    Legal Proceedings

The firm is from time to time involved in legal proceedings incidental to the ordinary course of its business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers are Scott L. Bok (Co-Chief Executive Officer), Simon A. Borrows (Co-Chief Executive Officer), Robert H. Niehaus (Chairman, Greenhill Capital Partners), John D. Liu (Chief Financial Officer and Co-Head of U.S. Mergers and Acquisitions), Harold J. Rodriguez (Managing Director – Finance, Regulation & Operations, Chief Compliance Officer and Treasurer), and Ulrika Ekman (General Counsel and Secretary). Set forth below is a brief biography of each executive officer.

Scott L. Bok, 48, has served as our Co-Chief Executive Officer since October 2007, served as U.S. President from January 2004 until October 2007 and has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Bok participated on the two-person administrative committee responsible for managing Greenhill’s operations. Mr. Bok has also served as a Senior Member of Greenhill Capital Partners since its formation. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of GHL Acquisition Corp., Heartland Payment Systems, Inc. and various private companies. Mr. Bok is also a member of the Investment Committee of Greenhill Capital Partners.

Simon A. Borrows, 49, has served as our Co-Chief Executive Officer since October 2007, served as our Non-U.S. President from January 2004 until October 2007 and been a member of our Management Committee since its formation in January 2004. In addition, Mr. Borrows has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Borrows participated on the two-person administrative committee responsible for managing Greenhill’s operations. Mr. Borrows joined Greenhill as a managing director in June 1998. Prior to joining Greenhill, Mr. Borrows was the managing director of Baring Brothers International Limited (the corporate finance division of ING Barings), a position Mr. Borrows had held since 1995. Mr. Borrows was a director of Baring Brothers from 1989 to 1998. Prior to joining Baring Brothers in 1988, Mr. Borrows worked in the corporate finance department of Morgan Grenfell. Mr. Borrows is also a member of the Investment Committee of Greenhill Capital Partners and Greenhill Capital Partners Europe.

Robert H. Niehaus, 52, has served as the Chairman of Greenhill Capital Partners since June 2000. Mr. Niehaus has been a member of our Management Committee since its formation in January 2004. Mr. Niehaus joined Greenhill in January 2000 as a managing director to begin the formation of Greenhill Capital Partners. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a managing director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a $2.2 billion private equity investment fund, from 1992 to 1999, and was vice chairman and a director of Morgan Stanley Capital Partners III, L.P., a $1.8 billion private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the chief operating officer of Morgan Stanley’s merchant banking department from 1996 to 1998. Mr. Niehaus is a director of GHL Acquisition Corp., Heartland Payment Systems, Inc., Exco Holdings, Inc. and various private companies. Mr. Niehaus is also a member of the Investment Committee of Greenhill Capital Partners Europe.

John D. Liu, 39, became Chief Financial Officer and a managing director of Greenhill in January 2004 and Co-Head, U.S. Mergers and Acquisitions in January 2007. Mr. Liu joined Greenhill in May 1996 as an Associate. Mr. Liu was promoted to Vice President in January 2000 and to Principal in January 2002. Prior to joining Greenhill, Mr. Liu was an associate at Wolfensohn & Co., a mergers & acquisitions firm, from 1995 to 1996. Mr. Liu was an analyst in investment banking at Donaldson, Lufkin & Jenrette from 1990 to 1992. Mr. Liu is also a member of the Investment Committee of GSAVP.

Harold J. Rodriguez, Jr., 52, has served as our Managing Director – Finance, Regulation and Operations and as our Chief Compliance Officer and Treasurer since January 2004. From November 2000 through December 2003, Mr. Rodriguez was Chief Financial Officer of Greenhill. Mr. Rodriguez has been with Greenhill since June 2000. Prior to joining Greenhill, Mr. Rodriguez was Executive Vice-President and Chief Financial Officer of MVL Group, Inc. from January 2000 to May 2000. Prior to that, Mr. Rodriguez was Vice President – Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked with Ernst & Young, where he was a senior manager specializing in taxation.

Ulrika Ekman, 45, has served as our General Counsel and Secretary since May 2004. Prior to joining Greenhill, Ms. Ekman was a partner in the mergers and acquisitions group of the corporate department of Davis Polk & Wardwell, where she practiced law since 1990. She is a director of a private company.

Our Board of Directors has seven members, three of whom are employees (Robert F. Greenhill, Scott L. Bok and Simon A. Borrows) and four of whom are independent, John C. Danforth, Steven F. Goldstone, Stephen L. Key and Isabel V. Sawhill. A brief biography of each of Ms. Sawhill and Messrs. Danforth, Greenhill, Goldstone and Key is set forth below.

Robert F. Greenhill, 71, our founder, has served as our Chairman since the time of our founding in 1996, served as Chief Executive Officer from 1996 until October 2007 and was a member of our Management Committee from its formation in January 2004 until October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was chairman and chief executive officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee. Mr. Greenhill is also a member of the Investment Committee of Greenhill Capital Partners.

John C. Danforth, 71, has served on our Board of Directors since February of 2005. He served as the United States Representative to the United Nations between July of 2004 and January of 2005 and, except during his service at the United Nations, has been a Partner in the law firm of Bryan Cave LLP since 1995. He served in the United States Senate from 1976 to 1995. Senator Danforth is a Director of Cerner Corporation. He is ordained to the clergy of the Episcopal Church.

Steven F. Goldstone, 62, has served on our Board of Directors since July of 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was chairman and chief executive officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also non-executive chairman of ConAgra Foods, Inc. and a director of Merck & Co. and Trane, Inc. Mr. Goldstone is also a director of several private companies and non-profit organizations.

Stephen L. Key, 64, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. Since 2001, he has served as the Vice Chairman and Chief Financial Officer of J.D. Watkins Enterprises, Inc. and as a member of its Advisory Board of Directors. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key is also a member of the Board of Trustees of the Rhode Island School of Design and is a director of a private company.

Isabel V. Sawhill, 70, has served on our Board of Directors since July of 2004. Dr. Sawhill currently serves as a Senior Fellow (Economic Studies) of the Brookings Institution. From 2003 until 2006, Dr. Sawhill was Vice President and Director of Economic Studies at the Brookings Institution and prior to that had been a senior fellow at Brookings since 1997. From 1995 until 1997 she was a Senior Fellow at the Urban Institute. From 1993 until 1995, she served as an Associate Director at the Office of Management and Budget. Ms. Sawhill is a member of the Board of Directors of a number of non-profit organizations.

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

	Fiscal 2007
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$75.65	$59.68	$0.25
Second quarter	73.73	59.89	0.25
Third quarter	68.87	51.05	0.38
Fourth quarter	75.80	64.06	0.38

	Fiscal 2006
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$66.59	$53.50	$0.16
Second quarter	75.70	52.01	0.16
Third quarter	67.02	51.20	0.19
Fourth quarter	74.05	65.51	0.19

As of February 21, 2008, there were approximately 33 holders of record of the firm’s common stock.

On February 21, 2008, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $67.17 per share.

The following performance graph and related information shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.

ASSUMES $100 INVESTED ON MAY 6, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2007

The following table provides information as of December 31, 2007 regarding securities issued under our equity compensation plans that were in effect during fiscal 2007.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	None	—	$—		—
Equity compensation plans not approved by security holders	Equity Incentive Plan(1)	1,746,363	—	(2)	17,338,031
Total		1,746,363	—		17,338,031

(1)	Our Equity Incentive Plan was established prior to our initial public offering in May 2004 and, as a result, did not require approval by security holders. See Note 11 of the Consolidated Financial Statements for a description of our Equity Incentive Plan.
(2)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.

Share Repurchases in the Fourth Quarter of 2007

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
October 1 – October 31	—	$—	—	$37,769,867
November 1 – November 30	—	—	—	37,769,867
December 1 – December 31	—	—	—	37,769,867

(1)	Excludes 1,717 shares the Company is deemed to have repurchased at $73.65 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)	On January 31, 2008, we announced that our Board of Directors has authorized us to purchase up to $100.0 million in shares of our common stock, all of which remains available for use.

Item 6.    Selected Financial Data

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share and number of employee data)
Statement of Income Data:
Total revenues	$400,422	$290,646	$221,152	$151,853	$126,679
% change from prior year	38%	31%	46%	20%	12%
Compensation & benefit expense	183,456	134,134	102,441	61,447	27,094
Non-compensation expense	39,765	37,355	28,711	26,898	18,924
Income before tax and minority interest(a)(b)	177,201	119,157	90,000	63,508	80,661
Net income	115,276	75,666	55,532	38,316	45,400
Diluted earnings per share	4.01	2.55	1.81	1.33	n/a
Balance Sheet Data:
Total assets	$374,213	$297,731	$234,941	$177,016	$60,638
Total liabilities	228,814	139,939	116,996	49,273	18,209
Minority interest	2,253	2,231	3,230	504	10,172
Stockholders’ and members’ equity	143,146	155,561	114,715	127,239	32,257
Dividends declared per share	1.26	0.70	0.44	0.16	n/a
Pro Forma Data (unaudited)(a)
Pro forma income before tax and minority interest(b)	$177,201	$119,157	$90,000	$57,275	$50,749
Pro forma net income(c)(d)	115,276	75,666	55,532	34,327	29,435
% change from prior year
Pro forma diluted earnings per share	4.01	2.55	1.81	1.19	1.18
Pro forma diluted average shares outstanding(e)	28,728	29,628	30,672	28,789	25,000
Selected Data and Ratios (unaudited)
Income before tax and minority interest as a percentage of revenues	44%	41%	41%	42%	64%
Revenues per employee(f)	1,930	1,651	1,591	1,298	1,201
Employees(g):
North America	131	116	90	76	63
Europe	83	85	61	51	44
Total employees	214	201	151	127	107

(a)	Prior to the initial public offering the firm was a limited liability company and its earnings did not fully reflect the compensation expense the firm pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the firm’s earnings attributable to its European operations was recorded as minority interest. The firm believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest, more accurately depict its results as a public company. During the years ended December 31, 2007, 2006 and 2005, the firm operated as a public company for the entire period, and the pro forma amounts presented above reflect actual results for that period. The amounts for the year ended December 31, 2004 include the pro forma results of operations as if the firm operated as a public company during the period January 1, 2004 to the date of its public offering combined with the actual results of operations for the period after the public offering. The amounts for the year ended December 31, 2003 reflect pro forma results of operations as if the initial public offering had occurred as of January 1 of that year.

(b)	Because the firm had been a limited liability company prior to the initial public offering, payments for services rendered by its managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the firm includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the firm’s conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the firm’s initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. It is the firm’s policy that total compensation and benefits, including that payable to the managing directors, will not exceed 50% of total revenues each year (although the company retains the ability to change this policy in the future). Adjustments to increase compensation expense for the years ended December 31, 2004 and 2003 of $6.2 million and $29.9 million, respectively, have been made to record total compensation and benefits expense at 45% of total revenues, consistent with the percentage of compensation paid in 2004 for the period after the initial public offering.

(c)	For the years ended December 31, 2004 and 2003, historical income before tax has been increased by $6.5 million and $32.2 million, respectively, to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in Greenhill & Co. International LLP.
(d)	As a limited liability company, the firm was generally not subject to income taxes except in foreign and local jurisdictions. The pro forma provision for income taxes for the year ended December 31, 2004 includes an adjustment of $4.2 million for assumed federal, foreign, state and local income taxes as if the company were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering. For the year ended December 31, 2003, an adjustment of $18.3 million was made to adjust the firm’s effective tax rate to 42%, reflecting assumed federal, foreign, state and local income taxes as if it were a corporation on January 1 of that year.
(e)	For 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the firm in conjunction with the initial public offering as if it occurred on January 1, 2004, (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering and (iii) the 9,346 shares of treasury stock purchased by the firm. For 2003 the pro forma number of common shares outstanding gives effect to the shares issued in connection with the reorganization of the firm as if it occurred on January 1 of that year.
(f)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each period.
(g)	Includes our managing directors and senior advisors.

Reconciliation of Unaudited Pro Forma Data to Historical Financial Information

The following table reconciles unaudited pro forma income before tax and minority interest to income before tax and minority interest, for 2007, 2006 and 2005, actual results are presented:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Income before tax and minority interest	$177,201	$119,157	$90,000	$63,508	$80,661
Add back (deduct):
Historical compensation and benefits	—	—	—	61,447	27,094
Pro forma compensation and benefits	—	—	—	(67,680)	(57,006)
Pro forma income before tax and minority interest	$177,201	$119,157	$90,000	$57,275	$50,749

The following table reconciles unaudited pro forma net income to net income, for 2007, 2006 and 2005, actual results are presented:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net income	$115,276	$75,666	$55,532	$38,316	$45,400
Add back (deduct):
Historical compensation and benefits	—	—	—	61,447	27,094
Pro forma compensation and benefits	—	—	—	(67,680)	(57,006)
Minority interest	—	—	—	6,487	32,223
Historical taxes	—	—	—	18,705	3,038
Pro forma taxes	—	—	—	(22,948)	(21,314)
Pro forma net income	$115,276	$75,666	$55,532	$34,327	$29,435

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto and Dallas. Our activities constitute a single business segment with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking fund management, which currently consists primarily of management of Greenhill’s private equity funds, Greenhill Capital Partners or GCP; Greenhill’s venture capital fund, GSAVP; Greenhill Capital Partners Europe or GCP Europe; and principal investments by Greenhill in those funds.

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

Financial advisory revenues were $366.7 million for the year ended December 31, 2007 compared to $209.8 million for the year ended December 31, 2006, which represents an increase of 75%. At the same time, worldwide completed M&A volume increased by 25%, from $3,055 billion in 2006 to $3,830 billion in 20071, and aggregate advisory revenue reported by the four largest U.S.-based investment banks (by revenue) that publicly disclose their advisory fee revenue increased by 53% from $6.4 billion in 2006 to $9.9 billion in 20072. From a longer term perspective, our 2007 financial advisory revenues were 241% higher than in 2002, while the aggregate advisory revenue reported by the same four investment banks was 175% higher than in 2002.

Merchant banking and other revenues were $33.7 million for the year ended December 31, 2007 compared to $80.8 million in the year ended December 31, 2006, which represents a decrease of 58%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds are principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II, GSAVP and GCP Europe), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic conditions and the performance of the individual companies in which we invest. During 2006, several GCP portfolio companies benefited from favorable conditions in the financing markets.

Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of financial advisory and merchant banking revenue realized by the firm.

Results of Operations

The following tables set forth data relating to Greenhill’s sources of revenue:

Revenue by Source

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Financial advisory	$366.7	$209.8	$142.1	$130.9	$121.3
Merchant banking fund management & other	33.7	80.8	79.1	21.0	5.4
Total revenue	$400.4	$290.6	$221.2	$151.9	$126.7

1	Source: Thompson Financial as of January 22, 2008.
2	Data for three of the four investment banks reflect November fiscal year ends.

Financial Advisory Revenues

Financial Advisory Revenue by Client Location

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
United States	36%	47%	44%	54%	48%
Europe	58%	51%	55%	43%	44%
Canada, Latin America & Other	6%	2%	1%	3%	8%

Financial Advisory Revenue by Industry

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Communications & Media	12%	15%	21%	29%	24%
Consumer Goods & Retail	20%	4%	8%	25%	26%
Financial Services	26%	10%	12%	17%	15%
Technology	2%	4%	2%	1%	7%
Energy & Utilities	6%	7%	6%	10%	9%
Real Estate, Lodging & Leisure	5%	4%	1%	4%	1%
General Industrial & Other	29%	56%	50%	14%	18%

We operate in a highly competitive environment where there are no long-term contracted sources of revenue, and each revenue-generating engagement, which typically relates to only one potential transaction, is separately awarded and negotiated. Our list of clients, and our list of clients with whom there is a currently active revenue-generating engagement, changes continually. We gain new clients each year through our business development initiatives, by recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from chief executives, directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

We earn a majority of our financial advisory revenue from completion fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. In certain client engagements, often those involving financially distressed companies, we earn a significant portion of our revenue in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment but are not necessarily linked to the end result.

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

2007 versus 2006.    Financial advisory revenues were $366.7 million for the year ended December 31, 2007 compared to $209.8 million for the year ended December 31, 2006, which represents an increase of 75%. The increase reflected generally high levels of M&A volume, increasing demand for independent advisors and our continuing business development efforts.

Prominent advisory assignments in 2007 include:

•	the sale of Alliance Boots plc to Kohlberg Kravis Roberts & Co.;

•	the sale of Ceridian Corporation to a consortium including Thomas H. Lee Partners and Fidelity National Financial;

•	the sale of Crescent Real Estate Equities Company to Morgan Stanley Real Estate;

•	the sale of EMI Group plc to Maltby Limtied;

•	the acquisition by Fortis SA/NV, as part of a consortium, of ABN AMRO Holding NV;

•	the sale of Gallaher Group plc to Japan Tobacco Inc.;

•	the acquisition by IHOP Corp. of Applebee’s International, Inc.;

•	the sale of Maher Terminals Inc. to RREEF Infrastructure;

•	the divestiture by Slough Estates plc of Slough Estates USA to Health Care Property Investors; and

•	the restructuring and merger of Visa USA with certain of its international affiliates.

We earned advisory revenue from 74 different clients in 2007, compared to 72 in 2006. We earned $1 million or more from 47 clients in 2007, compared to 45 in 2006. The ten largest fee-paying clients in 2007 contributed 56% to our total revenues, and only one of those clients had in any prior year been among our ten largest fee-paying clients. One client represented approximately 12% of total revenues in 2007 and one client represented 10% of total revenues in 2006.

2006 versus 2005.    Financial advisory revenues were $209.8 million for the year ended December 31, 2006 compared to $142.1 million for the year ended December 31, 2005, which represents an increase of 48%. The increase reflected the benefit of an increase in M&A market volume and our continued business development efforts, offset in part, by the impact of a decline in the volume of financial-distress related business.

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

Merchant Banking Fund Management and Other Revenues

Our merchant banking fund management activities currently consist primarily of the management of and our investment in Greenhill’s merchant banking funds, GCP I, GCP II, GSAVP and GCP Europe. The following table sets forth additional information relating to our merchant banking and interest income:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Management fees	$17.3	$15.2	$11.4	$4.5	$5.0
Net realized and unrealized gains on investments in merchant banking	7.0	27.1	32.0	11.3	—
Merchant banking profit overrides	1.8	34.6	32.3	4.1	—
Other unrealized investment income	2.2	0.8	0.5	0.3	—
Interest income	5.4	3.1	2.9	0.8	0.4
Merchant banking fund management and other revenue	$33.7	$80.8	$79.1	$21.0	$5.4

We manage four separate families of merchant banking funds: GCP I, GCP II, GCP Europe and GSAVP.

Fund	Type of Fund	Year Commenced	Total Commitments	Amount Committed by the Firm(1)	Amount Committed by Our Employees(1)
GCP I	North America, merchant banking	2000	$423 million	$30.1 million	$69.5 million
GCP II	North America, merchant banking	2005	$875 million	$88.5 million	$136 million
GCP Europe	UK and Europe; merchant banking	2007	£191.0 million	£25.0 million	£41.9 million
GSAVP	Northeastern United States; venture capital	2006	$101.5 million	$10.9 million	$22.6 million

(1)	Commitment amounts are stated as of the relevant closing dates of the respective funds with the exception of GCP I, which reflects the commitments after giving effect to its 2004 reorganization.

We generate merchant banking revenue from (i) management fees paid by the funds, (ii) gains (or losses) on our investments in the merchant banking funds and similar vehicles, and (iii) profit overrides.

We charge management fees in GCP I to all outside investors who are not employed or affiliated with us. In GCP II, GSAVP and GCP Europe we charge management fees to all investors except the firm. Management fees are generally charged based upon a percentage of committed capital (ranging from 1.5% to 2.5%) during the 5 year commitment period and as a percentage of invested capital (ranging from 1% to 2.0%) after the termination of the commitment period. Our management fees also include portions of other transactions fees which may be paid directly to us by portfolio companies of the merchant banking funds. For 2008, we expect to earn approximately $0.7 million in management fees from GCP I. The amount of management fees earned from GCP I is dependent on the amount of invested capital and will decline over the remaining life of the fund as investments are liquidated (a process which we expect will end by 2010). We currently earn annual fees from GCP II of approximately $12.0 million, and we expect to earn such amount through 2009 (or such earlier time as the commitment period terminates) and a lesser amount thereafter. We currently earn annual fees from GSAVP of approximately $2.1 million, and we expect to earn such amount through 2011 (or such earlier time as the commitment period terminates) and a lesser amount thereafter. We earned fees from GCP Europe of approximately $2.4 million in 2007 and we expect to earn an annual amount of $4.0 million during 2008 through 2012 (or such earlier time as the commitment period terminates) and a lesser amount thereafter.

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

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. To the extent we make other principal investments, we will also recognize revenue based on the realized and unrealized gains (or losses) from such investments on a quarterly basis. We record our investments at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the fund for one year to the estimated fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments. Significant changes in the fair value of our investments may have a material effect, positive or negative, on our revenues and thus the results of operations.

As the general partner of our merchant banking funds, we make investment decisions for the funds and are entitled to receive from the funds an override of the profits of the funds. In aggregate, we and our employees are entitled to a profit override percentage of 20% of the profits earned by unaffiliated investors in GCP I, and with certain exceptions, for all investors except the firm in GCP II, GSAVP and GCP Europe. We are deemed to have the majority of the economic interest in the managing general partner of GCP I and the general partners of GCP II, GSAVP and GCP Europe in accordance with FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities’’(‘‘FIN 46-R’’), (effective for investments made beginning early 2004). Under FIN 46-R we include as consolidated revenue all realized and unrealized profit overrides earned by the managing general partners of GCP I (for all investments made after January 1, 2004), GCP II, GSAVP and GCP Europe. From an economic perspective, profit overrides in respect of such investments are allocated 50% to the firm and 50% to employees of the firm. The economic share of the profit overrides allocated to the employees of the firm is recorded as compensation expense.

Because we include in our revenues all of the profit overrides earned from investments made on or after January 1, 2004, we expect that as the investments mature and, depending upon market conditions, that the amount of our profit overrides could increase. The amount of profit overrides we recognize as revenue will depend upon the underlying fair value of the portfolio company and is subject to the volatility referred to above. We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the firm for GCP II, GCP Europe and GSAVP. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to pay back a portion of the overrides to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as ‘‘clawbacks’’). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is deemed probable and the amount of the clawback can be reasonably estimated. As of December 31, 2007, we have not reserved for any clawback obligations under applicable fund agreements.

2007 versus 2006.    For the year ended December 31, 2007, the firm earned $33.7 million in merchant banking fund management and other revenue compared to $80.8 million in 2006, a decrease of 58%. The decrease was primarily due to lower principal investment gains and related profit overrides, offset by greater interest income and slightly higher asset management fees resulting from greater assets under management. In total, GCP (and the firm) earned revenues relating to 12 portfolio companies and incurred losses relating to 7 portfolio company in 2007. GCP (and the firm) earned revenues relating to 11 portfolio companies and incurred losses relating to one portfolio company in 2006. The firm had no investments in 2007 or 2006 that contributed more than 10% to total revenues in those years. Included in merchant banking fund management & other revenue for the years ended December 31, 2007 and 2006 is $0.1 million and $1.9 million, respectively related to the portion of the interests in the general partners of GCP which are held directly by employees of the firm, which is deducted as minority interest.

2006 versus 2005.    For the year ended December 31, 2006, the firm earned $80.8 million in merchant banking fund management & other revenue compared to $79.1 million in 2005, an increase of 2%. The increase was primarily due to higher management fees resulting from a full year of management of GCP II and the establishment of GSAVP. Net investment gains and profit overrides were comparable in 2006 and 2005. In total, GCP (and the firm) earned revenues relating to 11 portfolio companies and incurred losses relating to one portfolio company in 2006. GCP (and the firm) earned revenue from 11 portfolio companies in 2005. The firm had no investments in 2006 that contributed more than 10% to total revenues and one investment in 2005 that contributed more than 10% to total revenues. Included in merchant banking fund management & other revenue for the years ended December 31, 2006 and 2005 is $1.9 million and $1.8 million, respectively related to the portion of the interests in the general partners of GCP which are held directly by employees of the firm, which is deducted as minority interest.

The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations and merger and acquisition opportunities. Revenue recognized from gains recorded in the 2007, 2006 and 2005 are not necessarily indicative of revenue that may be realized in future periods.

Operating Expenses

Our total operating expenses for the year ended December 31, 2007 were $223.2 million, which compares to $171.5 million of total operating expenses for the year ended December 31, 2006. The increase of $51.7 million, or 30%, principally reflects an increase in compensation expense which is described in more detail below. The pre-tax income margin was 44% in 2007 and 40% in 2006.

We classify operating expenses as compensation and benefits expense and non-compensation expenses. Management does not separately evaluate operating expenses by financial advisory and merchant banking activities.

Operating expenses apart from compensation have been modest in proportion to revenues, as a result of the relatively small number of staff and related costs (including travel, office space, communications, information services, depreciation, professional services and interest expense) that the firm bears. A portion of certain costs are reimbursed by clients under the terms of client engagements. In addition, until August 2006, Barrow Street Capital subleased office space from us and reimbursed us for the use of other facilities and participation in our health care plans.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	Year Ended December 31,
	2007	2006	2005
	(in millions, except employee data)
Number of employees at year end	214	201	151
Compensation and benefits expenses	$183.5	$134.1	$102.4
% of revenues	46%	46%	46%
Non-compensation expenses	39.7	37.4	28.8
% of revenues	10%	13%	13%
Total operating expenses	223.2	171.5	131.2
% of revenues	56%	59%	59%
Minority interest in net income of affiliates	0.1	1.9	1.8
Total income before tax	177.1	117.3	88.2
Pre-tax income margin	44%	40%	40%

Compensation and Benefits

The principal component of our operating expenses is compensation and benefits expense. It is our policy that our total compensation and benefits, including that payable to our managing directors and senior advisors, will not exceed 50% of total revenues each year (although we retain the ability to change this policy in the future). The actual compensation expense ratio is determined by management in consultation with the Compensation Committee and based on such factors as the relative level of revenues, the anticipated compensation requirements (which may vary depending on the level of recruitment of new managing directors in any given period and other factors), and the level of other costs and expenses.

The compensation we pay to our employees consists of base salary and benefits, cash bonus awards and the award of restricted stock units. Base salary and benefits are paid ratably throughout the year. Cash bonuses, which are accrued each period, are discretionary and dependent upon on number of factors, including the performance of the firm. Discretionary cash bonus payments are paid annually in February following year end. Awards of restricted stock units are also discretionary and amortized to compensation expense (based upon the value of the award at the time of grant) during the service period over which the award vests, which is generally five years. As we expense these awards, the restricted stock units recognized are recorded within stockholders’ equity. In January 2008, our employees were granted 419,611 restricted stock units in conjunction with the 2007 compensation.

2007 versus 2006.    For the year ended December 31, 2007, our employee compensation and benefits expenses were $183.5 million, which compares to $134.1 million of compensation and benefits expense for the year ended December 31, 2006. The increase of $49.4 million or 37% is primarily due to the higher level of revenues in 2007 compared to 2006. For the year ended December 31, 2007, the ratio of compensation to revenues was 46%, which was the same as 2006.

2006 versus 2005.    For the year ended December 31, 2006, our employee compensation and benefits expenses were $134.1 million, which compares to $102.4 million of compensation and benefits expense for the year ended December 31, 2005. The increase of $31.7 million or 31% is primarily due to higher level of revenues in 2006 compared to 2005. For the year ended December 31, 2006, the ratio of compensation to revenues was 46%, which was the same as 2005.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular year depending upon the amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular year may not be indicative of compensation expense in a future period.

Non-Compensation Expense

Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation, interest expense and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

We expect that our non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments.

2007 versus 2006.    For the year ended December 31, 2007, our non-compensation expenses were $39.7 million, which compared to $37.4 million for the year ended December 31, 2006, representing an increase of 6%. The increase is principally related to an increase in interest expense related to greater short-term borrowings, slightly higher occupancy and other costs associated with new office space in London, Frankfurt, New York and Toronto, and greater travel and information service costs, offset in part by realized foreign currency gains and a decrease in provisions for legal contingencies in 2007 as compared to 2006.

Non-compensation expense as a percentage of revenue in the year ended December 31, 2007 was 10%. This compares to 13% for the year ended December 31, 2006. The decrease in these expenses as a percentage of revenue in 2007 as compared to 2006 reflects a small increase in non-compensation costs spread over greater revenue.

2006 versus 2005.    For the year ended December 31, 2006, our non-compensation expenses were $37.4 million, which compared to $28.8 million for the year ended December 31, 2005, representing an increase of 30%. The increase in 2006 as compared to 2005 is related principally to expenses and provisions for legal contingencies, increases in occupancy and other costs associated with new office space in London and New York, losses from foreign currency movements, and greater information services and travel costs primarily as a result of the growth in personnel and business development activities, offset in part by the absence of a third-party fee related to fundraising for GCP II and a 2005 charge for uncollectible accounts.

Non-compensation expenses as a percentage of revenues were 13% for the years ended December 31, 2006 and 2005, respectively.

The firm’s non-compensation expense as a percentage of revenue can vary as a result of a variety of factors, including fluctuation in annual revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, the amount of our short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expense as a percentage of revenue in any particular year may not be indicative of the non-compensation expense as a percentage of revenue in future periods.

Provision for Income Taxes

We are subject to federal, foreign and state corporate income taxes. In addition, certain of our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.

2007 versus 2006.    For the year ended December 31, 2007, the provision for taxes was $61.8 million, which reflects an effective tax rate of approximately 35%. This compares to a provision for taxes for the year ended December 31, 2006 of $41.6 million, which reflects an effective tax rate of approximately 36% for the year. The increase in the provision for taxes in 2007 as compared to 2006 principally results from higher pre-tax income partially offset by a slightly lower effective tax rate based on the fact that a greater proportion of our pre-tax income was earned in lower tax rate jurisdictions.

2006 versus 2005.    For the year ended December 31, 2006, the provision for taxes was $41.6 million, which reflects an effective tax rate of approximately 36%. This compares to a provision for taxes for the year ended December 31, 2005 of $32.6 million based on an effective tax rate of approximately 37%. The increase in the provision for taxes is primarily due to the higher pre-tax income. The lower effective tax rate in 2006 as compared to 2005 results from the fact that a greater proportion of our income was earned in lower tax rate jurisdictions, as well as, lower state and local income taxes.

The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and merchant banking income earned in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Geographic Data

For a summary of the total revenues, income before minority interest and tax, net income and total assets by geographic region, see Note 15 to the consolidated financial statements.

Liquidity and Capital Resources

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. As cash accumulates it is invested in short term investments expected to provide significant liquidity.

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

Our cash balances generally accumulate from our operating activities during the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions where collections may take longer due to court-ordered holdbacks. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued bonuses that are paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In the first quarter of 2008, cash bonuses of $99.3 million relating to 2007 compensation were paid to our employees. In addition, we expect to pay approximately $17.6 million in early 2008 related to income taxes owed for the year ended December 31, 2007.

A portion of our liabilities are associated with unrealized investment earnings (i.e., recorded on our books but for which cash proceeds have not yet been received) from our merchant banking funds. At December 31, 2007 approximately $5.3 million of our bonus accrual related to profit overrides for unrealized gains of our merchant banking funds and $8.7 million related to tax liabilities that are deferred until the gains from the merchant banking fund investments are realized. These amounts may increase or decrease depending on the change in the fair value of the investments in the funds and are payable, subject to clawback, at the time the funds realize cash proceeds.

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

To increase our financial flexibility, during 2007, we increased our revolving loan facility to $90 million to provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes. Borrowings under the facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, as applicable. Interest on borrowings is based on LIBOR plus 1.45%.

Because it is not tax efficient, our foreign earnings are generally not available to fund our U.S. working capital needs, including share purchases, dividend payments or merchant banking investments. Accordingly, we fund such working capital needs in the U.S. with cash from operations and short term borrowings. The revolving bank loan facility matures on June 30, 2009. At December 31, 2007, $86.5 million of borrowings were outstanding on the loan facility.

As of December 31, 2007, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP and GCP Europe and other merchant banking and related activities of $82.3 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.

During 2007, we repurchased 1,917,451 shares of our common stock in open market purchases at an average price of $62.61 per share. Additionally, we are deemed to have repurchased 72,462 shares of our common stock at an average of $68.60 per share in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. The firm has remaining authorization to repurchase up to $100.0 million of common stock in open market or other transactions.

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

Cash Flows

2007.    Cash and cash equivalents increased by $129.3 million in 2007. We generated $145.4 million from operating activities, including $115.4 million from net income after giving effect to the non-cash items and by a net increase in working capital of $30.0 million (principally from an increase in accrued compensation payable offset by in part by a decrease in accounts receivable and taxes payable). We generated $76.5 million from investing activities, including $38.8 million from the net sale of auction rate securities, $37.8 million in distributions received from our merchant banking investments, and $39.1 million from the sale of other investments (including $30.1 million attributable to sale of Ironshore Inc. to GCP Europe), offset by $34.7 million of new investments in merchant banking funds or other principal investments and $4.5 million for the build-out of new office space. We used $92.8 million for financing activities, including $36.9 million for the payment of dividends and $125.0 million for the repurchase of our common stock. A portion of our financing activities were funded through net borrowings of $67.0 million.

2006.    Cash and cash equivalents decreased by $20.9 million in 2006. We generated $38.6 million from operating activities, including $30.3 million from net income after giving effect to the non-cash items and by a net increase in working capital of $8.3 million (principally from the accrual of compensation expense and taxes payable and an increase in accounts receivable, offset in part by a decrease in accounts payable and accrued expenses). We used $12.7 million in investing activities, including $53.2 million for new investments in merchant banking funds and shares of Ironshore, Inc., $38.8 million from the net purchase of auction rate securities, $8.8 million from the build-out of new office space and $2.3 million for the purchase of Beaufort Partners Limited, offset in part by $90.4 million in distributions from our merchant banking investments. We used $52.6 million for financing activities, including $21.2 million for the payment of dividends and $53.5 million for the repurchase of our common stock. A portion of our financing activities were funded through net borrowings of $19.5 million.

2005.    Cash and cash equivalents increased by $22.4 million in 2005. We generated $61.3 million from operating activities, including $14.4 million from net income after giving effect to the non-cash items and by a net increase in working capital of $46.9 million (principally from the accrual of compensation expense, accounts payable and accrued expenses and taxes payable). We generated

$37.2 million from investing activities, including $52.4 million from the net sale of auction rate securities and $14.3 million from distributions from our merchant banking investments, partially offset by $27.7 million in new investments in merchant banking funds. We used $71.7 million for financing activities, including $13.7 million for the payment of dividends and $58.8 million for the repurchase of our common stock.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$36,854	$9,407	$15,700	$7,970	$3,777
Merchant banking commitments(a)	82,307	26,152	38,183	17,972	—
Total	$119,161	$35,559	$53,883	$25,942	$3,777

(a)	We may be required to substantially fund our merchant banking commitments at any time through 2012, depending on the timing and level of investments by GCP II, GCP Europe and GSAVP, although we do not expect these commitments to be drawn in full. Since the merchant banking commitments can be drawn at any time over the life of the commitment period, the amounts above are shown as if spread ratably over the life of the primary commitment period.

In 2007, the firm increased its revolving loan facility to $90 million to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Borrowings under this facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, as applicable. Interest on borrowings is based on one month LIBOR plus 1.45%. The revolving bank loan facility matures on June 30, 2009. At December 31, 2007, $86.5 million of borrowings were outstanding on the loan facility.

Subsequent Events

On February 21, 2008, we completed the offering of units in GHL Acquisition Corp., a blank check company sponsored by us. In the offering, GHL Acquisition Corp. sold 40,000,000 units for an aggregate purchase price of $400,000,000. We bought 9,775,000 units (of which up to 1,275,000 units are subject to forfeiture if the underwriters’ overallotment option in respect of the offering is not exercised in full) and warrants to purchase 8,000,000 shares of common stock of GHL Acquisition Corp. for an aggregate purchase price of $8,025,000. Following the completion of the offering, we own approximately 17.5% of the outstanding common stock of GHL Acquisition Corp.

Market Risk

We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe and other merchant banking funds and similar vehicles.

We have invested our cash in short duration, highly rated fixed income investments including treasury bills and money market funds. Changes in interest rates and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes will have a material effect on our results of operations. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short-term cash investments are primarily denominated in US dollars, pounds sterling and Euros, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated accounting requirements. To the extent that the cash balances in local currency exceed our short term obligations, we may hedge our foreign currency exposure.

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at December 31, 2007, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of $2.6 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees manage the risks associated with the merchant banking portfolios by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which 48% of our revenues for the year ended December 31, 2007 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. Because of the decline in value of the dollar relative to the pound sterling and euro in 2007, our earnings in 2007 were higher than they would have been had the value of the dollar relative to those other currencies remained constant. However, we do not believe we face any material risk in respect of exchange rate movements.

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

The consolidated financial statements of the firm include all consolidated accounts and Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, and Greenhill & Co. Europe LLP and Greenhill Capital Partners Europe LLP, after eliminations of all significant inter-company accounts and transactions. In accordance with FIN 46-R, the firm consolidates the general partner of our merchant banking funds in which we have a majority of the economic interest. The general partner accounts for its investment in its merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, ‘‘The Equity Method of Accounting for Investments in Common Stock’’ (‘‘APB 18’’). As such, the general partner records its proportionate share of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting and generally record all their assets and liabilities at fair value, the general partner’s investment in merchant banking funds represents an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ‘‘Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights’’ (‘‘EITF 04-5’’), is subject to removal by a simple majority of unaffiliated third-party investors.

Revenue Recognition

Financial Advisory Fees

We recognize advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of the respective engagement letters. Retainer fees are recognized as advisory fee income over the period the services are rendered.

Our clients reimburse certain out-of-pocket expenses incurred by us in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements.

Merchant Banking Fund Management Revenues

Merchant Banking Fund Management revenue consists of (i) management fees on our merchant banking activities, (ii) gains (or losses) on investments in our merchant banking funds and other principal investment activities and (iii) merchant banking profit overrides.

Fund management fees are recognized over the period of related service.

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds are recorded at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the fund for one year to the estimated fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments.

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the firm for GCP II, GCP Europe and GSAVP. The profit overrides earned by the firm are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF D-96, ‘‘Accounting for Management Fees Based on A Formula’’ (‘‘D-96’’). In accordance with Method 2 of D-96 the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to pay back a portion of the overrides to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole. We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2007, we have not reserved for any clawback obligations under applicable fund agreements.

    Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No. 123(R), ‘‘Share-Based Payment’’, which is a revision of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123(R)’’), restricted stock units with future service requirements are recorded as compensation expense and generally are amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The firm records dividend equivalents in stockholders’ equity on outstanding restricted stock units that are expected to vest.

Provision for Taxes

The firm accounts for taxes in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’(‘‘SFAS 109’’), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

Effective on January 1, 2007, the firm adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109’’ (‘‘FIN 48’’), which prescribes a single, comprehensive model for how a firm should recognize, measure, present and disclose in its financial statements uncertain tax positions that the firm has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The firm’s deferred tax liabilities are presented as a component of taxes payable on the consolidated statements of financial condition. Management applies the ‘‘more-likely-than-not criteria’’ included in FIN 48 (as further discussed below) when determining tax benefits and the establishment of the valuation allowance. The implementation of FIN 48 did not result in any current adjustment or any cumulative effect and therefore, no adjustment was recorded to retained earnings upon adoption.

Accounting Developments

In September 2006, FASB Statement No. 157 ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’) on fair value measurement was issued. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The standard also responds to investors’ requests for expanded information about the extent to which firms measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The firm has evaluated the implications, including the additional disclosure requirements, of SFAS 157, and its potential impact to the consolidated financial statements. The firm has determined that the adoption of SFAS 157 will not have a material impact, on its financial condition, results of operations and cash flows.

In February 2007, FASB Statement No. 159, ‘‘Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’) was issued. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins November 15, 2007. The firm does not plan to elect the fair value measurement option for financial instruments or other items upon adoption, as such the adoption of SFAS 159 will not have any impact on the firm’s financial condition, results of operations and cash flows.

In June 2007 the EITF reached consensus on Issue No. 06-11, ‘‘Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.’’ (‘‘EITF 06-11’’). EITF 06-11 requires that the tax benefit related to the dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The firm is currently evaluating the potential impact of adopting EITF 06-11 on its financial condition, results of operations and cash flows.

In December 2007, FASB Statement No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51’’ (‘‘SFAS 160’’) was issued. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The firm is currently evaluating the potential impact of adopting SFAS 160 on its financial condition, results of operations and cash flows.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures
Based upon their evaluation of the firm’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this 2007 Form 10-K, the firm’s Co-Chief Executive Officers and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the firm’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Management’s report on the firm’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are included on pages F-2 – F-4 of this report.

In addition, on May 16, 2007 our Chief Executive Officer certified to the New York Stock Exchange (‘‘NYSE’’) that he was not aware of any violation by the firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Co-Chief Executive Officers and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding members of the Board of Directors will be presented in Greenhill’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on April 30, 2008, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K under the caption ‘‘Executive Officers.’’

Item 11.    Executive Compensation

Information regarding executive compensation will be presented in Greenhill’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on April 30, 2008, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in Greenhill’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on April 30, 2008, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions will be presented in Greenhill’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on April 30, 2008, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be presented in Greenhill’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be held on April 30, 2008, and is incorporated herein by reference.

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

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

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

The Company’s independent auditors have issued their auditors’ report appearing on page F-4 of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Greenhill & Co., Inc.

We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Greenhill & Co., Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhill & Co., Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Greenhill & Co., Inc.

We have audited Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Greenhill & Co., Inc. and our report dated February 25, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2008

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,

	2007	2006
Assets
Cash and cash equivalents	$191,670,516	$62,386,286
Securities	—	38,753,193
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.4 million and $0 million at December 31, 2007 and 2006, respectively	26,753,578	21,443,944
Other receivables	2,485,594	1,969,108
Property and equipment, net	14,527,341	14,260,376
Investments	98,014,211	129,431,273
Due from affiliates	77,086	708,643
Goodwill	19,728,022	17,691,889
Deferred tax asset	20,636,654	11,078,439
Other assets	320,328	8,252
Total assets	$374,213,330	$297,731,403
Liabilities and Stockholders’ Equity
Compensation payable	$108,060,851	$64,355,140
Accounts payable and accrued expenses	7,126,770	6,283,004
Bank loan payable	86,450,000	19,500,000
Taxes payable	25,731,177	48,356,002
Due to affiliates	1,445,044	1,445,044
Total liabilities	228,813,842	139,939,190
Minority interest in net assets of affiliates	2,253,128	2,230,903
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 31,232,236 and 31,034,727 shares issued and outstanding as of December 31, 2007 and 2006, respectively	312,322	310,345
Restricted stock units	42,743,802	21,205,268
Additional paid-in capital	126,268,395	116,251,930
Exchangeable shares of subsidiary; 257,156 shares issued and outstanding as of December 31, 2007 and 2006, respectively	15,352,213	15,352,213
Retained earnings	190,416,057	112,052,519
Accumulated other comprehensive income	5,583,019	2,896,461
Treasury stock, at cost, par value $0.01 per share; 4,502,350 and 2,512,437 shares as of December 31, 2007 and 2006, respectively	(237,529,448)	(112,507,426)
Stockholders’ equity	143,146,360	155,561,310
Total liabilities, minority interest and stockholders’ equity	$374,213,330	$297,731,403

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2007	2006	2005
Revenues
Financial advisory fees	$366,662,286	$209,849,768	$142,043,898
Merchant banking revenue	28,304,543	77,640,023	76,213,838
Interest income	5,455,582	3,155,774	2,894,730
Total revenues	400,422,411	290,645,565	221,152,466
Expenses
Employee compensation and benefits	183,456,281	134,133,733	102,441,141
Occupancy and equipment rental	9,780,212	8,973,490	6,473,436
Depreciation and amortization	4,228,714	3,008,579	2,495,336
Information services	5,149,724	4,349,274	3,538,765
Professional fees	4,326,002	3,410,404	4,165,585
Travel related expenses	6,782,611	5,819,923	4,620,324
Interest expense	3,023,763	627,286	68,106
Other operating expenses	6,474,027	11,165,830	7,349,448
Total expenses	223,221,334	171,488,519	131,152,141
Income before tax and minority interest	177,201,077	119,157,046	90,000,325
Minority interest in net income of affiliates	91,610	1,858,119	1,831,888
Income before tax	177,109,467	117,298,927	88,168,437
Provision for taxes	61,833,195	41,632,982	32,636,153
Net income	$115,276,272	$75,665,945	$55,532,284
Weighted average shares outstanding:
Basic	28,634,769	29,518,085	30,631,573
Diluted	28,728,293	29,627,747	30,671,552
Earnings per share:
Basic	$4.03	$2.56	$1.81
Diluted	$4.01	$2.55	$1.81
Dividends declared and paid per share:	$1.26	$0.70	$0.44

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31,

	2007	2006	2005
Common stock, par value $0.01 per share
Common stock, beginning of the year	$310,345	$308,800	$307,500
Common stock issued	1,977	1,545	1,300
Common stock, end of the year	312,322	310,345	308,800
Restricted stock units
Restricted stock units, beginning of the year	21,205,268	8,931,618	3,396,714
Restricted stock units recognized	29,088,080	15,834,888	9,023,251
Restricted stock units delivered	(7,549,546)	(3,561,238)	(3,488,347)
Restricted stock units, end of the year	42,743,802	21,205,268	8,931,618
Additional paid-in capital
Additional paid-in capital, beginning of the year	116,251,930	109,961,120	106,743,051
Common stock issued	7,852,109	3,704,731	2,344,158
Tax benefit from the delivery of restricted stock units	2,164,356	2,586,079	873,911
Additional paid-in capital, end of the year	126,268,395	116,251,930	109,961,120
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	15,352,213	—	—
Exchangeable shares of subsidiary issued	—	15,352,213	—
Exchangeable shares of subsidiary, end of the year	15,352,213	15,352,213	—
Retained earnings
Retained earnings, beginning of the year	112,052,519	57,595,530	15,781,529
Dividends	(36,912,734)	(21,208,956)	(13,718,283)
Net income	115,276,272	75,665,945	55,532,284
Retained earnings, end of the year	190,416,057	112,052,519	57,595,530
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	2,896,461	(3,025,186)	1,222,235
Currency translation adjustment	2,686,558	5,921,647	(4,247,421)
Accumulated other comprehensive income (loss), end of the year	5,583,019	2,896,461	(3,025,186)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(112,507,426)	(59,056,548)	(211,926)
Repurchased	(125,022,022)	(53,450,878)	(58,844,622)
Treasury stock, end of the year	(237,529,448)	(112,507,426)	(59,056,548)
Total stockholders’ equity	$143,146,360	$155,561,310	$114,715,334

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2007	2006	2005
Operating activities:
Net income	$115,276,272	$75,665,945	$55,532,284
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	4,228,714	3,008,579	2,495,336
Net realized and unrealized gains and merchant banking profit overrides on investments	(11,003,760)	(62,458,927)	(64,821,299)
Restricted stock units recognized and common stock issued	29,392,620	15,979,922	9,059,521
Deferred taxes	(22,548,696)	(1,934,395)	12,090,539
Changes in operating assets and liabilities:
Financial advisory fees receivable	(5,309,634)	5,892,261	(2,150,268)
Due to (from) affiliates	631,557	(448,106)	(125,374)
Other receivables and assets	(216,523)	(1,462,088)	222,381
Compensation payable	43,705,711	3,135,442	29,431,582
Accounts payable and accrued expenses	843,766	(9,701,764)	10,254,441
Minority interest in net assets of affiliates	22,225	(998,634)	2,725,360
Taxes payable	(9,634,344)	11,943,657	8,531,773
Cash settlement of restricted stock units	—	—	(1,988,870)
Net cash provided by operating activities	145,387,908	38,621,892	61,257,406
Investing activities:
Purchases of investments	(34,697,950)	(53,247,539)	(27,694,967)
Sale of investments	39,141,072	—	—
Distributions from investments	37,811,302	90,410,530	14,262,603
Purchases of securities	(5,000,000)	(49,161,725)	(235,281,476)
Sale or maturity of securities	43,753,193	10,408,532	287,698,146
Purchases of property and equipment	(4,484,690)	(8,816,594)	(1,738,975)
Acquisition of Beaufort Partners Limited, net of cash acquired	—	(2,339,676)	—
Net cash provided by (used in) investing activities	76,522,927	(12,746,472)	37,245,331
Financing activities:
Proceeds of revolving bank debt	204,600,000	56,000,000	—
Repayment of revolving bank debt	(137,650,000)	(36,500,000)	—
Dividends paid	(36,912,734)	(21,208,956)	(13,718,283)
Purchase of treasury stock	(125,022,022)	(53,450,878)	(58,844,622)
Net tax benefit from the delivery of restricted stock units	2,164,356	2,586,079	873,911
Proceeds from the issuance of common stock	—	—	(54,959)
Net cash used in financing activities	(92,820,400)	(52,573,755)	(71,743,953)
Effect of exchange rate changes on cash and cash equivalents	193,795	5,843,756	(4,324,870)
Net increase (decrease) in cash and cash equivalents	129,284,230	(20,854,579)	22,433,914
Cash and cash equivalents, beginning of year	62,386,286	83,240,865	60,806,951
Cash and cash equivalents, end of year	$191,670,516	$62,386,286	$83,240,865
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,770,412	$426,173	$—
Cash paid for taxes, net of refunds	$91,699,733	$30,093,182	$11,137,926

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

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (‘‘GCP I’’), Greenhill Capital Partners II (‘‘GCP II’’), Greenhill Capital Partners Europe (‘‘GCP Europe’’) (collectively ‘‘GCP’’), and Greenhill SAV Partners (‘‘GSAVP’’), and the Company’s principal investments in GCP, GSAVP and other merchant banking funds and similar vehicles.

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (‘‘G&Co’’), Greenhill Capital Partners, LLC (‘‘GCPLLC’’), Greenhill Venture Partners, LLC (‘‘GVP’’), Greenhill Aviation Co., LLC (‘‘GAC’’), Greenhill & Co. Europe Holdings Limited (‘‘GCE’’), Greenhill & Co. Holding Canada Ltd. (‘‘GCH’’), and GHL Acquisition Corp. (‘‘GHLAC’’).

G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the Financial Industry Regulation Authority. G&Co is engaged in the investment banking business principally in North America.

GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (‘‘GCI’’), Greenhill & Co. Europe LLP (‘‘GCEI’’) and Greenhill Capital Partners Europe LLP (‘‘GCPE’’), through its controlling membership interests. GCI and GCEI are engaged in investment banking activities, principally in Europe, and are subject to regulation by the U.K. Financial Services Authority (‘‘FSA’’). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, our UK-based private equity fund that invests in a diversified portfolio of private equity and equity related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The majority of the investors in GCP Europe are third parties; however, the Company and its employees have also made investments in GCP Europe.

On July 6, 2006, the Company, through a newly formed, wholly-owned Canadian subsidiary, GCH, acquired Beaufort Partners Limited, a Toronto based investment banking firm. The acquired company operates as Greenhill & Co. Canada Ltd.

GCPLLC is an investment adviser, registered under the Investment Advisers Act of 1940 (‘‘IAA’’). GCPLLC provides investment advisory services to GCP I and GCP II, our U.S. based private equity funds that invest in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP I and GCP II are third parties; however, the Company and its employees have also made investments in GCP I and GCP II.

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

On November 2, 2007, GHLAC, a newly incorporated special purpose acquisition corporation (or blank check company ) was formed for the purpose of acquiring one or more businesses or assets. As of December 31, 2007, GHLAC was a wholly-owned subsidiary of the Company, and therefore included in the consolidated financial statements of the Company. See ‘‘Note 16 – Subsequent Event’’ for further discussion of GHLAC.

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

The consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest, including GCI, GCEI and GCPE, after eliminations of all significant inter-company accounts and transactions. In accordance with FASB Interpretation No. 46 ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46-R’’), the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The general partners account for its investments in their merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, ‘‘The Equity Method of Accounting for Investments in Common Stock’’ (‘‘APB 18’’). As such, the general partners record their proportionate shares of income from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partner’s investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ‘‘Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights’’(‘‘EITF 04-5’’), is subject to removal by a simple majority of unaffiliated third-party investors.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $4.7 million, $4.6 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company recognizes revenue on investments in its merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds.

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the Company for GCP II, GCP Europe and GSAVP. The profit overrides earned by the Company are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, ‘‘Accounting for Management Fees Based on a Formula’’ (‘‘EITF D-96’’). In accordance with Method 2 of EITF D-96 the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as ‘‘clawbacks’’). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2007, the Company has not reserved for any clawback obligations under applicable fund agreements. See ‘‘Note 3 – Investments’’ for further discussion of the merchant banking revenues recognized.

Investments

The Company’s investments in merchant banking funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the changes in the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments are recorded at estimated fair value.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.4 million, $0.0 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No. 123(R), ‘‘Share-Based Payment’’(‘‘SFAS 123(R)’’), which is a revision of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’, restricted stock units with future service requirements are recorded as compensation expense and generally is amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The Company records dividend equivalents in stockholders’ equity on outstanding restricted stock units that are expected to vest.

Earnings per Share

The Company calculates earnings per share (‘‘EPS’’) in accordance with FASB Statement No. 128, ‘‘Earnings per Share’’ (‘‘SFAS 128’’). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

Under the treasury method, as defined by SFAS 128, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted earnings per share is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. The denominator for basic EPS includes the number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes.

Common shares outstanding consist of (i) the 25,000,000 shares issued in connection with the reorganization, which preceded our initial public offering in May 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering (iii) the 257,156 exchangeable shares issued in connection with the acquisition of Beaufort Partners Limited and (iii) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock, less the treasury stock purchased by the Company.

Goodwill

Goodwill is the cost of the acquisition of Beaufort Partners Limited in excess of the fair value of identifiable net assets at acquisition date. In accordance with FASB Statement No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating business is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the life of the assets. Amortization of leasehold improvements is computed by the straight-line method over the lesser of the life of the asset or the term of the lease.

Provision for Taxes

The Company accounts for taxes in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

Effective on January 1, 2007, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The Company’s deferred tax liabilities are presented as a component of other taxes payable on the consolidated statements of financial condition. Management applies the ‘‘more-likely-than-not criteria’’ included in FIN 48 (as further discussed below) when determining tax benefits and the establishment of the valuation allowance. The implementation of FIN 48 did not result in any current adjustment or any cumulative effect and therefore, no adjustment was recorded to retained earnings upon adoption.

Foreign Currency Translation

Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented in accordance with FASB Statement No. 52 ‘‘Foreign Currency

Translation’’ (‘‘SFAS 52’’). Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statement of changes in stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At December 31, 2007 and 2006, the carrying value of the Company’s cash equivalents approximated fair value.

Securities

Securities represent auction rate securities held by the Company which are treated as available for sale securities under FASB No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’ (‘‘SFAS 115’’). Auction rate securities have legal maturities in excess of 20 years when issued, but have periodic interest rate resets, generally every seven, twenty-eight or thirty-five days. At December 31, 2007, the Company did not hold any municipal auction rate securities. At December 31, 2006, the carrying value approximated fair value and the coupon rates ranged from 3.6% to 3.9%.

Accounting Developments

In September 2006, FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’) on fair value measurement was issued. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has evaluated the implications, including the additional disclosure requirements, of SFAS 157, and its potential impact to the consolidated financial statements. The Company has determined that the adoption of SFAS 157 will not have a material impact, on its financial condition, results of operations and cash flows.

In February 2007, FASB Statement No. 159, ‘‘Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’) was issued. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins November 15, 2007. The Company does not plan to elect the fair value measurement option for financial instruments or other items upon adoption, as such the adoption of SFAS 159 will not have any impact on the Company’s financial condition, results of operations and cash flows.

In June 2007 the EITF reached consensus on Issue No. 06-11, ‘‘Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards’’ (‘‘EITF 06-11’’). EITF 06-11 requires that the tax benefit related to the dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of adopting EITF 06-11 on its financial condition, results of operations and cash flows.

In December 2007, FASB No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51’’ (‘‘SFAS 160’’) was issued. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The effective date for SFAS is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the potential impact of adopting SFAS 160 on its financial condition, results of operations and cash flows.

Note 3 – Investments

Affiliated Merchant Banking Investments

The Company invests in merchant banking funds for which it also acts as the general partner. In addition to recording its direct investments in the funds, the Company consolidates each general partner in which it has a majority of the economic interest.

The Company recognizes revenue on investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted after being held by the fund for one year to the estimated fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments and consequently also that portion of the revenues attributable to the Company’s merchant banking investments.

The Company’s management fee income consists of fees paid by its merchant banking funds and other transaction fees paid by the portfolio companies. Management fees were derived from GCP I and GCP II during the years ended December 31, 2007, 2006 and 2005, from GSAVP during the year ended December 31, 2007 and 2006 and from GCP Europe during the year ended December 31, 2007.

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

The Company’s merchant banking revenue, by source, is as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Management fees	$17,301	$15,181	$11,393
Net gains on investments in merchant banking funds	7,023	27,093	32,043
Merchant banking profit overrides	1,800	34,600	32,300
Other realized and unrealized investment income	2,181	766	478
Merchant banking revenue	$28,305	$77,640	$76,214

The carrying value of the Company’s investments are as follows:

	As of December 31,
	2007	2006
	(in thousands)
Investment in GCP I	$24,977	$55,718
Investment in GCP II	53,240	34,436
Investment in GSAVP	2,982	1,532
Investment in GCPE	8,227	—
Investment in Ironshore, Inc.	—	30,053
Other investments	8,588	7,692
Investments	$98,014	$129,431

At December 31, 2007 and 2006, the investment in GCP I included $1.0 million and $1.4 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At December 31, 2007 and 2006, the investment in GCP II included $1.2 million and $0.8 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At December 31, 2007 and 2006, approximately $5.3 million and $10.5 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of GCP. This amount may increase or decrease depending on the change in the fair value of the GCP funds portfolio and is payable, subject to claw back, at the time the funds realize cash proceeds.

At December 31, 2007, the Company had unfunded commitments of $71.7 million to GCP. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment dates. The commitments to GCP I expired on March 31, 2005. At December 31, 2007, the Company had unfunded commitments to GCP II of $30.5 million which may be funded through March 2010 and unfunded commitments to GCPE of $41.2 million which may be funded through December 2012. At December 31, 2007, the Company had unfunded commitments to GSAVP of $7.5 million which may be funded through September 2011.

Other Investments

In November 2007 and November 2006, GCP LLC received distributions in kind from GCP I of marketable securities of a portfolio company. The fair value of the investment is included in other investments above and amounted to $4.5 million and $5.6 million at December 31, 2007 and December 31, 2006, respectively.

In November 2007, the Company invested $2.0 million in Tammac Holdings Corp, in the form of a note, which bears interest at 8% per annum.

In December 2006, GCE acquired ordinary shares of Ironshore Inc., a newly formed insurance company, for $30 million. In June 2007, GCPE purchased the shares of Ironshore Inc. held by GCE for $31.8 million, which represents GCE’s cost plus an interest charge from the date of the GCE’s acquisition thereof. The Company recognized $1.2 million of interest income from its sale of Ironshore Inc. to GCP Europe at the time of the sale in June 2007.

In June 2005, the Company committed $5.0 million to Barrow Street Capital III, LLC (‘‘Barrow Street III’’), of which $3.2 million remains unfunded at December 31, 2007. The remaining commitment to Barrow Street III is expected to be drawn from time to time over the commitment period, which ends in April 2009. Included above in other investments at December 31, 2007 and 2006, is $1.8 million and $0.5 million, respectively, related to the investment in Barrow Street III. There were no merchant banking revenues from Barrow Street III for the years ended December 31, 2007, 2006 and 2005.

Note 4 – Goodwill

On July 6, 2006, the Company acquired through its wholly owned subsidiary, GCH, 100% of the outstanding share capital of Beaufort Partners Limited, an independent investment bank based in Toronto, Canada. The acquisition was accounted for as a purchase. At the time of the acquisition approximately $17.7 million of the purchase price was allocated to goodwill. Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with SFAS 52. Any translation gain or loss resulting from the translation is included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statement of changes in stockholders’ equity and amounted to $2.0 million in 2007. The Company has reviewed its goodwill in accordance with SFAS 142 and determined that the fair value of the reporting entity to which goodwill is related exceeded the carrying value of such reporting entity. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2007 and 2006.

Note 5 – Related Parties

At December 31, 2007 and 2006, the Company had receivables of $0.0 million and $0.7 million due from GCP and GSAVP, respectively, relating to expense reimbursements, which are included in due from affiliates.

Until August 2006, Barrow Street subleased office space from the Company and reimbursed the Company for the use of other facilities and participation in the Company’s health care plans. Included in expenses for the years ended December 31, 2006 and 2005, are reimbursements of $0.3 million and $0.4 million, respectively, by Barrow Street.

During 2007, 2006 and 2005, the Company paid $24,067, $26,414 and $19,955, respectively, for the use of an aircraft owned by an executive of the Company. Included in occupancy and equipment rental expense for each of the years ended December 31, 2007, 2006 and 2005 are rent reimbursements of $56,800 for 2007 and $46,800 for both 2006 and 2005, for airplane and office space sublet by a firm owned by an executive of the Company.

In 2005, the Company accelerated the vesting of the restricted stock units granted to the controlling parties of Barrow Street, and settled these restricted stock units for cash of $2.0 million. Included in compensation and benefits for the year ended December 31, 2005, is $1.4 million, related to the vesting of restricted stock units granted to the controlling parties of Barrow Street as part of the Company’s initial public offering.

Due to affiliates at December 31, 2007 and 2006 represents undistributed earnings to the U.K. members of GCI from the period prior to the Company’s reorganization. Included in accounts payable and accrued expenses is $0.1 million in interest payable on the undistributed earnings to the U.K. members of GCI at December 31, 2007 and 2006.

Note 6 – Property and Equipment

Property and Equipment consist of the following:

	As of December 31,
	2007	2006
	(in thousands)
Aircraft	$16,482	$16,470
Equipment	8,282	7,498
Furniture and fixtures	4,620	3,825
Leasehold improvements	16,650	15,406
	46,034	43,199
Less accumulated depreciation and amortization	(31,507)	(28,939)
	$14,527	$14,260

Note 7 – Revolving Bank Loan Facility

At December 2007, the Company had a $90.0 million revolving loan facility from a U.S. commercial bank to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed to GCPLLC or GVP in respect of their partnership interests in GCPI and GCPII or GSAVP, respectively. Interest on borrowings is currently based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving loan facility matures on June 30, 2009. In addition, the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility was approximately $43.8 million and $7.6 million for the year ended December 31, 2007 and December 31, 2006, respectively. The average interest rates amounted to 6.80% to 7.19% for the year ended December 31, 2007 and 2006, respectively.

Note 8 – Stockholders’ Equity

Dividends declared per common share were $1.26 in 2007, $0.70 in 2006 and $0.44 in 2005. Dividend equivalents of $2.2 million, $1.0 million and $0.4 million were recorded in 2007, 2006 and 2005, respectively, on the restricted stock units that are expected to vest.

On July 6, 2006, in connection with the acquisition of Beaufort Partners Limited, GCH issued 257,156 shares of non-voting exchangeable shares valued at $15.4 million which are exchangeable into the same number of shares of common stock of the Company subject to certain conditions and are entitled to receive the same dividends (if any) as paid in respect of the common stock. The non-voting exchangeable shares are exchangeable at the option of the holders thereof at any time except in limited circumstances in connection with a liquidation of the Company or where the Company has exercised its rights to redeem the exchangeable shares.

During 2007, the Company repurchased 1,917,451 shares of its common stock in open market purchases at an average price of $62.61 per share. Additionally, the Company is deemed to have repurchased 72,462 shares of its common stock at an average of $68.60 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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

Note 9 – Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS – net income available to common stockholders	$115,276	$75,666	$55,532
Denominator for basic EPS – weighted average number of common shares	28,635	29,518	30,632
Add – dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	93	110	40
Denominator for diluted EPS – weighted average number of common shares and dilutive potential common shares	28,728	29,628	30,672
Earnings per share:
Basic	$4.03	$2.56	$1.81
Diluted	$4.01	$2.55	$1.81

Under the treasury method, as defined by SFAS 128, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted earnings per share is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. The denominator for basic EPS includes the number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes.

Note 10 – Retirement Plan

In the U.S., the Company sponsors a qualified defined contribution plan (the ‘‘Retirement Plan’’) covering all eligible employees of G&Co, GCPLLC and GVP. Employees must be 21 years old to be eligible to participate. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions up to $1,000 per employee. The Company incurred costs of $0.5 million, $0.5 million and $0.5 million for contributions to the Retirement Plan for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, compensation payable included $0.5 million and $0.4 million, respectively, related to contributions due to the Retirement Plan.

GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. GCI incurred costs of approximately $0.8 million, $0.6 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company issues restricted stock units to employees under the equity incentive plan, primarily in connection with its annual bonus awards and compensation agreements for new hires. It is our policy to settle restricted stock unit awards in shares at the time of vesting of such awards. We will generally use newly issued shares to settle such awards. Our Board of Directors, in consultation with management considers from time to time whether it would be in the best interests of the Company to repurchase shares of our common stock, and depending on a number of factors, may authorize such repurchases.

As of December 31, 2007, 2006 and 2005, there were restricted stock units outstanding of 1,746,363, 1,401,767 and 1,022,010, respectively, which were legally unvested and require future service as a condition for the delivery of the underlying shares of common stock. For the years ended December 31, 2007, 2006 and 2005, the Company recognized compensation expense, net of forfeitures, of $29.1 million, $15.8 million and $9.3 million, respectively, related to the restricted stock units, including $1.4 million in 2005 related to the vesting of restricted stock units granted to the controlling parties of Barrow Street as part of the Company’s initial public offering. (See Note 5 – Related Parties)

The weighted-average grant date fair value for restricted stock units granted during 2007, 2006 and 2005 was $74.15, $55.97 and $31.72, respectively. As of December 31, 2007, unrecognized restricted stock units compensation expense was approximately $48.7 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.85 years.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2007		2006
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	1,401,767	$40.61	1,023,709	$26.26
Granted(1)	622,904	$74.15	655,998	$55.97
Delivered	(192,795)	$39.16	(152,371)	$22.86
Forfeited	(85,513)	$39.21	(125,569)	$24.36
Outstanding, December 31,	1,746,363	$53.02	1,401,767	$40.61

(1)	Excludes 419,611 restricted stock units granted to employees subsequent to December 31, 2007 as part of the annual bonus awards process.

Note 12 – Commitments and Contingencies

The Company has entered into certain leases for office space under non-cancelable operating lease agreements that expire on various dates through 2015. The Company has also entered into various operating leases, which are used to obtain office equipment. Under an operating lease for office space, a third party owes the Company a portion of the monthly lease payment. Over the remaining life of this lease, the third party owes the Company approximately $0.8 million. This receivable is secured with a letter of credit issued on behalf of the third party in the amount of $1.0 million.

As of December 31, 2007, the approximate aggregate minimum future rental payments required were as follows:

2008	$9,407,000
2009	9,058,000
2010	6,642,000
2011	3,990,000
2012	3,980,000
Thereafter	3,777,000
Total	$36,854,000

Net rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $7.7 million, $7.1 million and $5.0 million, respectively.

Diversified U.S. financial institutions issued three unsecured letters of credit on behalf of the Company in the amounts totaling of $4.2 million at December 31, 2007 and 2006, respectively, for the benefit of a lessor. At December 31, 2007 and 2006, no amounts had been drawn under any of the letters of credit.

At December 31, 2007, the Company had unfunded commitments for future investments in GCP II, GSAVP, GCPE and other merchant banking activities of $82.3 million. Of the remaining unfunded commitments, $3.1 million will be funded as required until 2009, $30.5 million will be funded as required until 2010, $7.5 million will be funded as required until 2011 and $41.2 million will be funded as required until 2012.

In the normal course of its business, the Company indemnifies certain managing directors, directors, officers and certain other person against specified potential losses in connection with potential losses arising at a time when they are or were members or partners, directors or officers of the Company, its predecessors, or any of their respective affiliates. The Company is unable to estimate the maximum payout under these indemnities. However, management believes that it is unlikely the Company will have to make any material payments under these arrangements, and no liabilities related to these indemnities have been recognized in the consolidated statements of financial condition.

From time to time, the Company may be involved in litigation arising out of the ordinary course of its business. The Company is unable to estimate any maximum payout which may be required to be made in respect of such litigation. However, management believes it is unlikely that the Company will have to make any material payments in connection with such litigation.

Note 13 – Income Taxes

As a C corporation, the Company is subject to federal, foreign, state and local corporate income taxes.

The components of the provision for income taxes reflected on the consolidated statements of earnings are set forth below:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current taxes:
U.S. federal	$41,102	$24,444	$6,189
State and local	7,287	2,430	1,920
Non-U.S.	35,994	16,693	12,437
Total current tax expense	84,383	43,567	20,546
Deferred taxes:
U.S. federal	(17,489)	515	12,112
State and local	(1,089)	(1,070)	105
Non-U.S.	(3,971)	(1,379)	(127)
Total deferred tax (benefit) expense	(22,549)	(1,934)	12,090
Total tax expense	$61,833	$41,633	$32,636

The implementation of FIN 48 did not result in any current adjustment or any cumulative effect, and therefore, no adjustment was recorded to retained earnings upon adoption. During 2007, the Company performed a tax analysis in accordance with FIN 48. Based upon such analysis the Company was not required to accrue any liabilities pursuant to FIN 48 for the year ended December 31, 2007.

The Company has been a C Corp since its reorganization in May 2004 in conjunction with its initial public offering. As a C Corp the Company plans to permanently reinvest 50% of eligible earnings from its foreign affiliates, and provides U.S. income tax on the foreign earnings in excess of this planned reinvestment amount. As of December 31, 2007, the Company has provided U.S. income tax on approximately $70.0 million of eligible earnings of its foreign affiliates of which it has repatriated $62.2 million. If the Company had not permanently reinvested 50% of its eligible earnings from foreign affiliates it would have incurred additional deferred tax liabilities of $2.7 million from temporary differences related to such earnings as of December 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Compensation and benefits	$17,645	$9,410
Depreciation and amortization	2,066	1,250
Other financial accruals	925	419
Total deferred tax assets	20,636	11,079
Deferred tax liabilities:
Unrealized gain on investments	8,592	21,575
Depreciation and amortization	75	85
Total deferred tax liabilities	8,667	21,660
Net deferred tax (asset) liability	$(11,969)	$10,581

Based on the Company’s historical taxable income and its expectation for the future, management expects that the deferred tax asset will be realized as offsets to deferred tax liabilities and as offsets to the tax consequences of future taxable income.

A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	Year Ended December 31,
	2007	2006	2005
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax	2.2	0.8	1.5
Foreign taxes	(3.6)	—	0.4
Other	1.3	(0.3)	0.1
Effective income tax rate	34.9%	35.5%	37.0%

Note 14 – Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2007 and 2006, G&Co’s net capital was $5.9 million and $9.8 million, respectively, which exceeded its requirement by $2.4 million and $7.6 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 8.91 to 1 and 3.30 to 1 at December 31, 2007 and 2006, respectively. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of December 31, 2007 and 2006, GCI and GCPE were in compliance with their local capital adequacy requirements.

Note 15 – Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructuring and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in GCP and GSAVP and the Company’s principal investments in such funds and similar vehicles.

The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented approximately 92%, 72% and 64%, of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Only one financial advisory client represented more than 10% of revenues (12%) in 2007, and only one client (a different client) represented 10% of revenues in 2006. The Company’s revenues attributable to these clients related to engagements similar in nature to all of the Company’s other advisory engagements. In addition, the Company had one investment in merchant banking that contributed more than 10% to total revenues in 2005 and none in 2007 and 2006.

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

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Total revenues
North America	$191,827	$182,496	$142,478
Europe	208,595	108,150	78,674
Total	$400,422	$290,646	$221,152
Income before minority interest and tax
North America	$65,961	$75,665	$55,967
Europe	111.240	43,492	34,033
Total	$177,201	$119,157	$90,000
Total assets
North America	$218,906	$202,288	$175,006
Europe	155,307	95,443	59,935
Total	$374,213	$297,731	$234,941
Note 16 – Subsequent Event

On February 21, 2008, the Company completed the offering of units in GHLAC. In the offering, GHLAC sold 40,000,000 units for an aggregate purchase price of $400,000,000. The Company bought 9,775,000 units (of which up to 1,275,000 units are subjects to forfeiture if the underwriters’ overallotment option in respect of the offering is not exercised in full) and warrants to purchase 8,000,000 shares of common stock of GHLAC for an aggregate purchase price of $8,025,000. Following the completion of the offering, the Company owns approximately 17.5% of the outstanding common stock of GHLAC. In addition, the Company advanced $250,000 to GHLAC in connection with the payment of certain start-up expenses, which amount bears interest at 8.5% per annum and was repaid in full from the proceeds of the offering. As of February 21, 2008, GHLAC is no longer a wholly-owned subsidiary of the Company.

Supplemental Financial Information
Quarterly Results (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2007 and 2006. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in millions, expect per share data)
Total revenues	$43.5	$140.6	$119.3	$97.0
Operating expenses	29.4	75.0	65.1	53.7
Income before tax and minority interest	14.1	65.6	54.2	43.3
Minority interest in net income of affiliates	0.0	0.1	(0.1)	0.1
Provision for taxes	5.3	22.8	19.0	14.7
Net income	$8.8	$42.7	$35.3	$28.5
Earnings per share
Basic	$0.30	$1.47	$1.26	$1.02
Diluted	0.29	1.47	1.25	1.02
Dividends declared per common share	$0.25	$0.25	$0.38	$0.38

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in millions, expect per share data)
Total revenues	$100.9	$59.3	$57.6	$72.7
Operating expenses	53.7	37.6	35.4	44.6
Income before tax and minority interest	47.2	21.7	22.2	28.1
Minority interest in net income of affiliates	1.6	0.0	0.1	0.1
Provision for taxes	17.4	8.4	7.9	8.0
Net income	$28.2	$13.3	$14.2	$20.0
Earnings per share
Basic	$0.95	$0.45	$0.48	$0.68
Diluted	0.94	0.45	0.48	0.68
Dividends declared per common share	$0.16	$0.16	$0.19	$0.19

2.    Financial Statement Schedules Index

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Report of Independent Registered Public Accounting Firm	S-2
Combined Statements of Assets, Liabilities and Partners’ Capital	S-3
Combined Statements of Operations	S-4
Combined Statements of Changes in Partners’ Capital	S-5
Combined Statements of Cash Flows	S-6
Combined Schedules of Investments	S-7
Notes to Combined Financial Statements	S-10

Combined Financial Statements of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

Report of Independent Registered Public Accounting Firm	S-24
Combined Statements of Assets, Liabilities and Partners’ Capital	S-25
Combined Statements of Operations	S-26
Combined Statements of Changes in Partners’ Capital	S-27
Combined Statements of Cash Flows	S-28
Combined Schedules of Investments	S-29
Notes to Combined Financial Statements	S-31

3.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of Underwriting Agreement.
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2007).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on May 5, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit Number	Description
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

Exhibit Number	Description
10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification – Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification – Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.34	Form of First modification agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

Exhibit Number		Description
10.37		Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.38		Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.39		Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10	.40*	Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc.
10	.41*	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank.
10	.42*	Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank.
21	.1*	List of Subsidiaries of the Registrant.
23	.1*	Consent of Ernst & Young LLP.
31	.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31	.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31	.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32	.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2008

GREENHILL & CO., INC.
By:	/s/ SCOTT L. BOK
Scott L. Bok
Co-Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT F. GREENHILL	Chairman and Director	February 27, 2008

Robert F. Greenhill

/s/ SCOTT L. BOK	Co-Chief Executive Officer and Director (Principal Co-Executive Officer)	February 27, 2008

Scott L. Bok

/s/ SIMON A. BORROWS	Co-Chief Executive Officer and Director (Principal Co-Executive Officer)	February 27, 2008

Simon A. Borrows

/s/ JOHN D. LIU	Chief Financial Officer (Principal Financial Officer)	February 27, 2008

John D. Liu

/s/ HAROLD J. RODRIGUEZ, JR.	Managing Director – Finance, Regulation & Operations (Principal Accounting Officer)	February 27, 2008

Harold J. Rodriguez, Jr.

/s/ JOHN C. DANFORTH	Director	February 27, 2008

John C. Danforth

/s/ STEVEN F. GOLDSTONE	Director	February 27, 2008

Steven F. Goldstone

/s/ STEPHEN L. KEY	Director	February 27, 2008

Stephen L. Key

/s/ ISABEL V. SAWHILL	Director	February 27, 2008

Isabel V. Sawhill

II-2

Item 15C.    Financial Statement Schedules

Combined Financial Statements of Greenhill Capital Partners L.P., Greenhill Capital Partners (Cayman) L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund I:

We have audited the accompanying combined statements of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund I (comprised of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.) (the ‘‘Partnerships’’), including the combined schedules of investments, as of December 31, 2007 and 2006, and the related combined statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund I at December 31, 2007 and 2006, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The accompanying supplemental schedules are presented for purposes of additional analysis and are not a required part of the basic combined financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic combined financial statements taken as a whole.

/s/    Ernst & Young LLP

New York, New York
February 25, 2008

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Assets, Liabilities and Partners’ Capital

As of December 31,

	2007	2006
Assets
Investments, at estimated fair value as determined by the General Partner (cost of $98,910,400 in 2007 and $145,025,945 in 2006, respectively)	$263,890,411	$861,609,981
Cash and cash equivalents	17,725,810	11,092,031
Restricted cash	—	7,047,882
Interest and dividend receivable	79,980	22,700
Other assets	10	4,117,260
Total assets	$281,696,211	$883,889,854
Liabilities and Partners’ Capital
Note payable	$—	$101,753,757
Due to affiliates	492,838	97,747
Accrued expenses and other liabilities	2,167,284	3,426,625
Total liabilities	2,660,122	105,278,129
Partners’ capital:
Limited partners	242,884,437	662,480,576
General partners	36,151,652	116,131,149
Total partners’ capital	279,036,089	778,611,725
Total liabilities and partners’ capital	$281,696,211	$883,889,854
Analysis of partners’ capital:
Net capital contributions, distributions, accumulated net investment income and net realized gain	$115,649,449	$62,027,689
Accumulated net unrealized gain	163,386,640	716,584,036
	$279,036,089	$778,611,725

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Operations

Years Ended December 31,

	2007	2006	2005
Investment Income
Dividend income	$7,738,847	$30,699,585	$32,390,910
Interest income	1,577,692	1,929,043	847,834
	9,316,539	32,628,628	33,238,744
Expenses
Management fee	870,297	1,346,619	2,339,258
Interest expense	2,206,620	12,055,390	5,762,168
Other expenses	375,364	793,020	880,178
	3,452,281	14,195,029	8,981,604
Net investment income	5,864,258	18,433,599	24,257,140
Net Realized and Unrealized Gains on Investments
Net realized gains on investments	655,723,350	474,105,315	160,856,440
Net change in unrealized gains (loss) on investments	(553,197,396)	51,532,293	296,243,104
	102,525,954	525,637,608	457,099,544
Net income	$108,390,212	$544,071,207	$481,356,684

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Changes in Partners’ Capital

Years Ended December 31,

	Limited Partners	General Partners	Total
Partners’ capital, January 1, 2005	$481,771,103	$61,303,165	$543,074,268
Contributed capital	84,334,964	869,655	85,204,619
Distributions	(243,742,906)	(26,953,094)	(270,696,000)
Net income	401,048,707	80,307,977	481,356,684
Partners’ capital, December 31, 2005	723,411,868	115,527,703	838,939,571
Contributed capital	8,228,142	84,844	8,312,986
Distributions	(521,887,523)	(90,824,516)	(612,712,039)
Net income	452,728,089	91,343,118	544,071,207
Partners’ capital, December 31, 2006	662,480,576	116,131,149	778,611,725
Contributed capital	5,971,468	86,182	6,057,650
Distributions	(515,650,320)	(98,373,178)	(614,023,498)
Net income	90,082,713	18,307,499	108,390,212
Partners’ capital, December 31, 2007	$242,884,437	$36,151,652	$279,036,089

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Cash Flows

Years Ended December 31,

	2007	2006	2005
Operating activities:
Net income	$108,390,212	$544,071,207	$481,356,684
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized gain on investments	(102,525,954)	(525,637,608)	(457,099,544)
Changes in operating assets and liabilities:
Purchase of investments	(1,418,178)	(10,632,167)	(67,817,827)
Proceeds from sale of investments	592,815,398	408,953,843	175,811,852
Distributions from investments	—	731,911	37,573,989
Interest and dividend receivable	(57,280)	327,501	(348,594)
Other assets	2,523,968	(1,856,136)	(198,053)
Accrued expenses and other liabilities	(1,259,342)	1,346,984	1,909,431
Due to affiliates	395,090	(58,094)	(81,312)
Net cash provided by operating activities	598,863,914	417,247,441	171,106,626
Financing activities:
Proceeds from note payable	—	155,639,400	70,000,000
Repayment of note payable	(101,753,757)	(123,885,643)	—
Borrowings from revolving loan	—	—	27,752,208
Repayment of revolving loan	—	—	(40,352,208)
Contributions from partners	6,057,650	8,312,986	85,204,619
Distributions to partners	(503,581,910)	(484,890,217)	(270,696,000)
Net cash used in financing activities	(599,278,017)	(444,823,474)	(128,091,381)
Net change in cash and cash equivalents	(414,103)	(27,576,033)	43,015,245
Cash and cash equivalents, beginning of year	18,139,913	45,715,946	2,700,701
Cash and cash equivalents, end of year(1)	$17,725,810	$18,139,913	$45,715,946
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,510,394	$10,308,014	$4,396,649
In-kind distribution	110,441,588	127,821,822	—

(1)	Includes restricted cash of $7,047,882 at December 31, 2006.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2007			2006
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Energy
Energy Transfer Equity, L.P.(1) 3,334,589 Class C Common Shares in 2006	$—	$—		$—	$94,235,474
	—	—	0.0%	—	94,235,474	12.1%
Hercules Offshore, Inc.(1)
672,564 shares of common stock in 2006	—	—		1,921,612	17,493,390
	—	—	0.0%	1,921,612	17,493,390	2.2%
Exco Holdings, Inc.(1)
2,344,482 shares of common stock	5,175,000	36,292,581		5,175,000	37,662,931
	5,175,000	36,292,581	13.0%	5,175,000	37,662,931	4.8%
MxEnergy, Inc.
11,097 shares of common stock	305,167	305,167		305,167	305,167
234,082 Series A convertible preferred stock	5,000,000	5,000,000		5,000,000	5,000,000
	5,305,167	5,305,167	1.90%	5,305,167	5,305,167	0.7%
LMP Exploration Holdings, L.P.
62.3% capital sharing percentage interest	16,830,081	6,930,081	2.50%	16,830,081	16,830,081	2.2%
LMP Exploration Holdings GP, LLC
63.0% capital sharing percentage interest	170,001	70,001	0.0%	170,000	170,000	0.0%
Peregrine Oil & Gas, LP
35.1% capital sharing percentage interest	16,146,000	16,146,000	5.80%	14,742,000	14,742,000	1.9%
Peregrine GP. LLC
35.8% capital sharing percentage interest	163,091	163,091	0.10%	148,909	148,909	0.0%
Double D Energy, Ltd.
22,881 shares of Class A preferred units	294,873	540,817	0.20%	294,874	540,817	0.1%
Total Energy	44,084,213	65,447,738	23.50%	44,587,643	187,128,769	24.0%

(1)	Publicly traded investments.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2007			2006
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Financial Services
Heartland Payment Systems, Inc.(1) 1,688,214 shares of common stock in 2007; 5,238,334 shares of common stock in 2006	$5,092,137	$45,244,140	16.20%	$15,800,318	$140,583,795	18.1%
Orchard Acquisition Company (formerly, Peach Holdings LLC)
208,917 Shares of common stock	4,312,276	20,891,719	7.50%	4,312,326	20,891,719	2.7%
Tammac Holdings Corporation
15,000,000 Series A shares	15,000,000	15,000,000		15,000,000	15,000,000
Bridge Loan (8% through March 31, 2006; 12% thereafter until maturity date of March 31, 2008)	4,285,714	4,285,714		4,285,714	4,285,714
	19,285,714	19,285,714	6.90%	19,285,714	19,285,714	2.5%
Total Financial Services	28,690,127	85,421,573	30.60%	39,398,358	180,761,228	23.3%
Telecommunications
Crown Castle International Corp. (formerly, Global Signal Inc.)(1)(2)(3)
Interest Rate Agreement(4)	—	—		265,585	265,585
2,498,328 shares of common stock in 2007, 9,727,464 shares of common stock in 2006	5,771,886	103,930,446		36,898,555	486,728,252
	5,771,886	103,930,446	37.20%	37,164,140	486,993,837	62.5%
Old Berliner, Inc. (formerly, Berliner Communications, Inc.)
7,615,632 shares of common stock	7,350,338	—		7,350,338	—
	7,350,338	—	0.0%	7,350,338	—	0.0%
eTel Group Limited
307,692 Euro Zero Coupon Unsecured Loan Note	—	—		929,300	—
1,639,875 shares of common stock in 2007, 3,726,988 shares of common stock in 2006	9,711,532	700,000		9,792,790	—
	9,711,532	700,000	0.30%	10,722,090	—	0.0%
Total Telecommunications	22,833,756	104,630,446	37.50%	55,236,568	486,993,837	62.5%

(1)	Publicly traded investments.
(2)	2006 share amount reflect shares outstanding prior to conversion.
(3)	In 2006, all of the Partnerships’ shares (9,727,464) were held in a segregated account as collateral for loan outstanding (See Note 7).
(4)	In 2006, $155.6 million notional amount, maturity date September 28, 2007, for one month LIBOR capped at 5.5% (See Note 7).

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2007			2006
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Business Services
MedAssets, Inc.(1)(2)
555,556 shares of preferred stock- series D in 2006	$—	$—		$5,000,004	$5,000,004
309,415 shares of common stock in 2007, 107 shares of common stock in 2006	2,501,072	6,666,651		2,140	2,140
	2,501,072	6,666,651	2.40%	5,002,144	5,002,144	0.7%
Axiom Legal Systems, Inc.
1,644,099 shares of preferred stock – Series A	801,232	1,724,003	0.60%	801,232	1,724,003	0.2%
Total Business Services	3,302,304	8,390,654	3.00%	5,803,376	6,726,147	0.9%
Total Investments	$98,910,400	$263,890,411	94.60%	$145,025,945	$861,609,981	110.7%

(1)	Publicly traded investments.
(2)	2006 share amounts reflect shares outstanding prior to conversion.

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

The combined financial statements include the accounts of the Delaware Fund, Greenhill Capital Partners (Cayman), L.P. (the ‘‘Off-Shore Fund’’), Greenhill Capital Partners (Executives), L.P. (the ‘‘Executive Fund), and Greenhill Capital, L.P. (the ‘‘Employee Fund’’). The Delaware Fund, the Off-Shore Fund, the Executive Fund and the Employee Fund are collectively referred to as ‘‘Greenhill Capital Partners Private Equity Fund I’’ or the ‘‘Partnerships’’ and have ownership interests representing 61.0%, 10.10%, 9.6% and 19.3% respectively, of the combined net assets shown on the combined financial statements at December 31, 2007. Such ownership interests may vary due to defaulting partners, differing management fee arrangements, and profit override allocations. The Partnerships purchase an interest in each portfolio company on a pro-rata basis based on their respective ownership interests. The combined financial statements also include the accounts of GCP SPV1, LLC a wholly owned and consolidated subsidiary of the Partnerships (See Note 7).

The managing general partner of the Partnerships is GCP Managing Partner, L.P. GCP Managing Partner, L.P. is responsible for managing the Partnerships’ investments, subject to the approval of GCP, L.P., the other general partner of the Partnerships, with respect to investments made prior to December 31, 2003. GCP Managing Partner, L.P. and GCP, L.P. are subject to removal by a simple majority of unaffiliated third-party investors of the Partnerships. GCP Managing Partner, L.P. and GCP, L.P. are collectively known as the ‘‘General Partner.’’ The general partner of the General Partner is referred to herein as the ‘‘Manager.’’

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

Capitalized terms used but not defined herein shall have the meaning assigned to them in the respective Partnership Agreements.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds and liquid debt instruments such as commercial paper with maturities of three months or less from the date of purchase. Cash and cash equivalents are stated at cost, which approximates fair value. The Partnerships’ practice is to invest cash with financial institutions and lenders that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution or lender. All highly liquid investments with a maturity of less than ninety days at the time of purchase are considered to be cash equivalents. Restricted cash of $7.0 million at December 31, 2006 represented cash held in a segregated account held as collateral for the Partnerships’ loan outstanding (See Note 7). There is no restricted cash as of December 31, 2007.

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

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting on how uncertain income tax positions are recognized, measured, presented and disclosed in the combined financial statements in accordance with FASB No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. In May 2007, the FASB issued Staff Position FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No. 48’’ (‘‘FSP FIN 48-1’’), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective with the initial adoption of FIN 48. FIN 48 was initially effective for fiscal years beginning after December 15, 2006. In February 2008, the FASB issued Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public entities until fiscal years beginning after December 15, 2007, and therefore will be adopted by the Partnerships in the first quarter of 2008. The Partnerships are currently evaluating the future effects of adopting FIN 48.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. Investments in privately held companies are initially carried at cost as an approximation of fair value and are generally adjusted by the General Partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts are generally applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments. Investment transactions are accounted for on a trade date basis. When investments are sold or distributed, the gain or loss is classified as realized. Unrealized appreciation or depreciation resulting from changes in fair value of investments (including reversals of unrealized gains or losses when investments are sold or distributed) is included in the combined statement of operations.

In September 2006, FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’) on fair value measurement was issued. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Partnerships have evaluated the implications, including the additional disclosure requirements, of SFAS 157, and its potential impact to the combined financial statements. The Partnerships have determined that the adoption of SFAS 157 will not have a material impact, on the combined financial statements.

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

Note 3 – Investments

Purchases

During 2007, the Partnerships made a follow-on investment in Peregrine Oil and Gas, LP and Peregrine GP, LLC (collectively ‘‘Peregrine’’) for $1.4 million.

During 2006, the Partnerships made a follow-on investment in Peregrine for $8.0 million and exercised their 128,800 options in Crown Castle International Corp. (formerly, Global Signal Inc. (‘‘GSL’’)) (‘‘CCI’’) for additional shares of common stock for $2.6 million. An affiliated Partnership has also invested in CCI as of 2006.

During 2005, the Partnerships made investments of $19.3 million in Tammac Holdings Corporation (‘‘Tammac’’), and follow-on investments of $30.0 million in CCI, $12.1 million in LMP Exploration Holdings, L.P. and LMP Exploration Holdings GP, LLC (collectively ‘‘LMP’’), $6.1 million in Peregrine, and $0.3 million in MxEnergy, Inc.

Changes in Unrealized Investment Valuations

During 2007, the Partnerships recorded unrealized gains due to the change in the fair value of remaining securities of $22.2 million in CCI and $1.7 million in MedAssets Inc. (‘‘MedAssets’’). In addition, the Partnerships recorded unrealized losses due to the change in the fair value of the investments during the period of $2.3 million in Heartland Payment Systems, Inc. (‘‘Heartland’’), $1.4 million in EXCO Holdings Inc. (‘‘EXCO’’) and $10.0 million in LMP. The Partnerships also reversed previously recognized net unrealized gains from various investments sold or distributed of $563.4 million.

During 2006, the Partnerships recorded unrealized gains due to the change in the fair value of securities of $41.9 million in Energy Transfer Equity, L.P. (‘‘ETE’’), $87.8 million in CCI, $12.5 million in Orchard Acquisition Company (‘‘Orchard’’), $33.8 million in Heartland, and $25.3 million in EXCO. The Partnerships also reversed previously recognized net unrealized gains from various investments sold or distributed of $149.8 million.

During 2005, the Partnerships recorded unrealized gains due to the change in the market value of securities of $145.2 million in CCI, $125.0 million in Hercules Offshore, Inc. (‘‘Hercules’’), and $44.4 million in Heartland. The Partnerships recorded unrealized gains due to a change in the carrying value of the investment of $15.5 million in United States Exploration, Inc. (‘‘UXP’’), $4.0 million in Orchard, $2.1 million in ETE and $1.0 million in Axiom Legal Systems, Inc. (‘‘Axiom’’). The Partnerships also reversed previously recognized net unrealized gains from various investments of $41.0 million.

Sale Proceeds, Realizations and other Distributions

During 2007, the Partnerships received proceeds of $17.7 million from the sale of its investment in Hercules ($15.8 million recorded as realized gain and $1.9 million recorded as a return of capital). In addition, during 2007, the Partnerships received payments from amounts held in escrow by UXP of $3.4 million ($3.4 million recorded as realized gain). The estimated value of the escrow amount received was reflected in other assets as of December 31, 2006 (see below).

During 2007, the Partnerships also received $95.6 million from the sale of a portion of its investment in Heartland ($84.9 million recorded as realized gain and $10.7 million recorded as a return of capital), $4.6 million from the sale of a portion of its investment in MedAssets ($2.1 million recorded as realized gain and $2.5 million recorded as a return of capital), $1.0 million from the sale of a portion of its investment in eTel Group Limited (‘‘eTel’’) ($1.0 million recorded as a return of capital), $200.1 million from the CCI merger with GSL ($187.1 million recorded as realized gain and $13.0 million recorded as a return of capital) (See Note 7), $173.9 million through a registered secondary offering of CCI shares ($161.9 million recorded as realized gain and $12.0 million recorded as a return of capital) and an additional $96.6 million through a block trade of CCI ($90.1 million recorded as realized gain and $6.5 million recorded as a return of capital). In addition, the Partnerships made an in-kind distribution of ETE, which was valued at $110.4 million (recorded as a realized gain).

During 2007, the Partnerships also received dividend distributions from investments of $4.8 million from ETE, $1.5 million from MedAssets, $1.1 million from Heartland, $0.3 million from Double D Energy, Ltd. (‘‘Double D’’) and interest income of $0.3 million from Tammac.

During 2006, the Partnerships received proceeds of $132.9 million from the sale of its investment in UXP ($113.2 million recorded as realized gain and $19.7 million recorded as a return of capital) and $57.5 million from the sale of its investment in Republic Insurance Group (‘‘Republic’’) ($41.0 million recorded as realized gain and $16.5 million recorded as a return of capital). In addition, UXP continues to retain in escrow $1.6 million in cash proceeds to cover expenses and unforeseen liabilities, which was received in 2007, and was reflected in other assets as of December 31, 2006 (see above).

During 2006, the Partnerships also received proceeds of $159.3 million from the sale of a portion of its investment in two secondary stock offerings of Hercules ($145.5 million recorded as realized gain and $13.8 million recorded as return of capital), $39.6 million from the sale of a portion of its investment in the initial public offering of Orchard ($29.9 million recorded as realized gain and $9.7 recorded as return of capital), $7.9 million from the sale of a portion of its investments in Heartland ($4.7 million recorded as realized gain and $3.2 million recorded as a return of capital), $6.4 million from the sale of a portion of its interest in ETE (recorded as a realized gain), and $0.4 million from the sale of the interest rate cap agreement on the GSL margin loan ($0.2 million recorded as realized gain and $0.2 million recorded as return of capital) (See Note 7). In addition, the Partnerships made in-kind distributions of ETE, which were valued at $127.8 million (recorded as a realized gain).

In addition, during 2006, the Partnerships received payments from amounts held in escrow by Everlast Energy LLP (‘‘Everlast’’) and Triana Energy Holdings, LLC (‘‘Triana’’) of $4.1 million and

$1.3 million ($5.4 million recorded as realized gain), respectively. Estimated values of the escrow amounts received were reflected in other assets as of December 31, 2005 (see below).

During 2006, the Partnerships also received dividend distributions from investments of $20.1 million from CCI, $6.2 million from ETE, $1.7 million from MedAssets, $1.0 million from Hercules, $1.0 million from Republic, $0.3 million from Heartland, $0.4 million from Orchard, a distribution of $0.3 million from Berliner Communications, Inc. (‘‘Berliner’’) recorded as return of capital, and $0.3 million from Tammac recorded as interest income.

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

During 2005, the Partnerships received distributions from investments of $28.4 million from ETE ($25.9 million recorded as realized gain and $2.5 million recorded as dividend income), $15.8 million from CCI (recorded as dividend income), $11.1 million from a recapitalization of Triana (recorded as realized gain), $8.1 million from Republic ($8.1 million recorded as dividend income), $2.5 million from Orchard (recorded as dividend income), $0.9 million from ETE (recorded as dividend income), $0.3 million from Berliner (recorded as return on capital), $0.2 million from Double D (recorded as return of capital) and $0.2 million from Tammac (recorded as interest income).

Note 4 – Allocation of Profit and Loss

Each item of income, gain, loss deduction or expenses included in the determination of net income or loss is allocated among each of the partners in a manner consistent with the corresponding method of distribution for each partner.

Note 5 – Distributions

Distributions will be made to each partner in accordance with its respective partnership agreement. In general, a limited partner’s share of current income from dividends and interest (net of expenses) and net proceeds attributable to the disposition of investments by the partnership will be distributed first, 100% to such limited partner until such limited partner has received on a cumulative basis distributions equal to his share of the sum of (i) invested capital in the investment giving rise to the distribution; (ii) aggregate invested capital in all previously realized investments; (iii) aggregate write-downs, if any, for unrealized investments, (iv) management fees and partnership expenses paid prior to such distributions that are allocable to all realized investments in which such limited partner participated, and (v) a priority return of 8% on each of the foregoing compounded annually for the period of the investment. Remaining current income and net proceeds will then be distributed 100% to the General Partner until the General Partner has received as a ‘‘catch up’’ adjustment an amount equal to 20% of the amount distributed to such limited partner as a priority return referred to above and 20% of the amount distributed per this provision. Thereafter, current income and net proceeds will be distributed 80% to such limited partners and 20% to the General Partner (‘‘profit override’’ also referred to as carried interest).

Since inception the Partnerships’ allocation of profit override to the General Partner representing both its unrealized and realized profit override was approximately $234.0 million as of December 31,

2007. As of December 31, 2007, the General Partner has realized $200.9 million in distributions of its allocated profit override. Future losses in the value of the Partnerships’ investments may require a reduction in the allocation of profit override to the General Partner and upon liquidation of the Partnerships, the General Partner would be obligated to contribute to the Partnerships’ the amount, if any, by which cumulative profit override distributions received exceed its cumulative allocable profit override.

Cash distributions of net proceeds from dispositions of investments will be made as soon as practicable after their receipt by the Partnership. Other cash receipts of the Partnership shall be distributed at least annually or more frequently if deemed appropriate by the General Partner. Distributions in-kind will be made at the discretion of the General Partner.

During 2007, 2006, and 2005 the Partnerships made cash and stock distributions to its partners of $614.0 million (including $110.4 million of in-kind distributions of ETE), $612.7 million (including $127.8 million of in-kind distributions of ETE), and $270.7 million, respectively. These distributions were comprised of portfolio company dividends, capital proceeds, realized gains, return of invested capital and other proceeds from refinancings.

Included in accrued expenses and other liabilities at December 31, 2007 is $2.2 million related to foreign tax amounts withheld on behalf of certain limited partners.

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

At March 31, 2007, the Partnerships’ capacity to drawdown capital expired and there will be no further draw-downs. As of March 31, 2007, two partners were in default of their capital call obligations including amounts related to interim financings and expenses in the amount of $5.1 million. Such amounts are not reflected in contributed capital in the combined statements of changes in partners’ capital. These partners continue to share pro rata in the investments made prior to their default, however do not participate in any subsequent investments.

Note 7 – Borrowings and Credit Facility

In 2004, the Partnerships entered into a $15 million Credit Facility (the ‘‘Facility’’) with a commercial bank (the ‘‘Bank’’) secured by interests in the Partnerships’ capital call rights. The Facility and the Bank’s security interest expired on January 31, 2007. The purpose of this Facility was to provide the Partnership with short-term revolver borrowings to fund portfolio company investments in advance of the receipt by the Partnerships of capital contributions from the partners. Interest on outstanding borrowings was based on LIBOR plus 125 basis points. There was no interest expense related to the Facility in 2007 and 2006. For the year ended December 31, 2005, interest expense was $0.4 million.

In April 2006, GCP SPV1, LLC (the ‘‘Borrower’’) amended the February 17, 2005 credit agreement, with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the amended credit agreement the Borrower borrowed $155.6 million, secured by 9,727,464 shares of GSL common stock owned by it. In January 2007, the

Partnerships applied cash received from both the previously announced CCI merger with GSL and the subsequent CCI share repurchase towards the repayment of the entire outstanding balance on the credit agreement borrowings of $155.6 million ($53.8 million of which was repaid in December 2006). As a result of the credit agreement repayment, the lender relinquished its security interest in the Partnerships remaining shares of CCI. Interest expense related to the credit agreement borrowings was $2.2 million (including $1.6 million for the write-off of unamortized loan origination fees and $0.3 million for the write-off of the interest rate cap arrangement (noted below)), was $12.1 million (including $1.3 million of amortization of loan origination fees), and was $5.4 million (including $0.7 million of amortization of loan origination fees) for the years ended December 31, 2007, 2006, and 2005, respectively. The Borrower entered into an interest rate cap arrangement effective April 18, 2006 (which expired on September 28, 2007) with Morgan Stanley Capital Services, Inc and terminated early the existing interest rate cap arrangement dated February 17, 2005. Under the arrangement the interest rate for a notional amount of borrowings of $155.6 million was capped at one month LIBOR of 5.5% (or 8.5% including the applicable spread of 300 basis points). During 2006, the Borrower received $0.1 million in cap payments and received $0.3 million in proceeds from the termination of the original interest rate cap arrangement in April 2006.

The Partnerships weighted average amount of borrowings outstanding under the facility and credit agreement during the year ended December 31, 2007 was approximately $5.3 million, with a related weighted average annualized rate of 8.2%.

Note 8 – Related Party Transactions

The Manager, an affiliate of the General Partner, committed $30.3 million to the Partnerships. At March 31, 2007, the Partnerships’ capacity to drawdown capital expired and the General Partners’ Available Capital Commitment is zero. The Manager has an interest of approximately 12% in all investments made on or after February 1, 2004 and approximately 4% in all investments made prior to February 1, 2004. The carrying value of the Manager’s investment in the Partnerships including profit override was $25.0 million and $55.7 million at December 31, 2007 and 2006, respectively.

The Manager provides day-to-day managerial and administrative services to the Partnerships. Under the terms of their respective limited partnership agreements, the Delaware Fund, the Off-Shore Fund and the Executive Fund each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. During the commitment period, which was terminated on March 31, 2005, each limited partner (excluding the General Partner and the Employee Fund) paid an amount based upon a specified percentage ranging from 1% to 1.5% per annum of such partner’s capital commitment. Subsequent to March 31, 2005 (termination of the commitment period), the management fee is 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. The management fee is payable semi-annually in advance. Management fees paid by the Partnerships to the Manager for the years ended December 31, 2007, 2006, and 2005 were $0.9 million, $1.3 million, and $2.3 million, respectively.

The Manager shall pay all General Partner Expenses. General Partner Expenses include:

(i)	all compensation and employee benefit expenses of employees of the General Partner and related overhead (including rent, utilities, and other similar items) resulting from the activities of such employees on behalf of the Partnerships;

(ii)	all Partnership Organizational Expenses in excess of $2.0 million in the aggregate for the Partnerships; and

(iii)	all Placement Fees payable by the Partnerships, the General Partner or the Manager in connection with the offering of limited partnership interests in the Partnerships.

The Partnerships will incur all other Partnership Expenses and Partnership Administrative Expenses (collectively, ‘‘Partnership Expenses’’). The allocation of such Partnership Expenses will be made on a pro rata basis based on committed capital, unless any such expense is solely or disproportionately attributable to any single Partnership, in which case the Manager may allocate such expense differently. The Manager pays the Partnership Expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2007 the Partnerships owed no amounts to the Manager. At December 31, 2006, the Partnerships owed $0.1 million to the Manager for the reimbursement of such expenses.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all ‘‘break-up fees’’, ‘‘commitment fees’’ and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnership’s proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. Management fee reductions for 2007 and 2006 were $0.2 million and $0.2 million, respectively.

Note 9 – Investment Portfolio

As of December 31, 2007 and 2006 the portfolio of investments by type of security are as follows:

	2007		2006
Type of Security	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
Preferred Stock	$7,424,002	2.6%	$32,615,715	4.2%
Common Stock	228,025,620	81.7%	791,971,659	101.7%
LP Equity Units and Capital Sharing Interests	24,155,074	8.7%	32,736,893	4.2%
Promissory Note and Bridge Loan	4,285,715	1.6%	4,285,714	0.6%
Total	$263,890,411	94.6%	$861,609,981	110.7%

As of December 31, 2007 and 2006 the portfolio of investments by geographic location are as follows:

	2007		2006
Geographic Location	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
North America	$263,190,411	94.3%	$861,609,981	110.7%
Europe	700,000	0.3%	—	0.0%
Total	$263,890,411	94.6%	$861,609,981	110.7%

Note 10 – Partners’ Capital

As of December 31, 2007, 2006 and 2005, the capital balance of each Partnership is as follows (in millions):

	Delaware	Off-Shore	Executive	Employee	Total
Committed capital	$257.7	$43.0	$41.3	$81.2	$423.2
Partners’ capital, January 1, 2005	335.3	50.3	53.0	104.5	543.1
Contributed capital	52.8	7.5	8.1	16.8	85.2
Distributions	(169.9)	(23.1)	(26.5)	(51.2)	(270.7)
Net Income	297.3	43.2	46.6	94.2	481.3
Total partners’ capital December 31, 2005	515.5	77.9	81.2	164.3	838.9
Contributed capital	5.1	0.8	0.8	1.6	8.3
Distributions	(376.8)	(54.9)	(59.2)	(121.8)	(612.7)
Net Income	336.0	48.8	52.9	106.4	544.1
Total partners’ capital December 31, 2006	479.8	72.6	75.7	150.5	778.6
Contributed capital	3.8	0.4	0.6	1.2	6.0
Distributions	(380.3)	(54.8)	(59.9)	(119.0)	(614.0)
Net Income	66.9	10.0	10.5	21.0	108.4
Total partners’ capital December 31, 2007	$170.2	$28.2	$26.9	$53.7	$279.0

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

Note 12 – Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies:

	Years ended December 31,
	2007	2006	2005
Ratios to average limited partners’ capital:
Expenses	0.66%	1.71%	1.45%
Profit override allocation	3.28%	10.42%	12.22%
Total expenses and profit override allocation	3.94%	12.13%	13.67%
Net investment income	1.11%	2.21%	3.89%
Ratio of expenses to total committed capital	0.82%	3.36%	2.13%
Ratio of contributed capital to total committed capital	99.55%	98.13%	96.17%

The net internal rate of return, since inception of the Partnerships through December 31, 2005 was 41.22%, 46.14% through December 31, 2006, and 44.57% through December 31, 2007. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override) to the General Partner, and was computed based on the actual dates of capital contributions and distributions, and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date. Ratios are calculated for the limited partners taken as a whole. An individual limited partners ratios may vary depending on the Partnership with which they are invested due to differing management fee arrangements, profit override allocations and the timing of capital transactions.

The net investment income ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Note 13 – Subsequent Events

As of the market close on January 16, 2008, the Partnerships made an in-kind distribution of its remaining 2.5 million common shares of CCI, which was valued at $90.3 million.

Supplemental Schedules

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund I
Combining Statement of Assets, Liabilities and Partners’ Capital

As of December 31, 2007

	Greenhill Capital Partners, L.P.	Greenhill Capital Partners, (Cayman), L.P.	Greenhill Capital Partners, (Executive), L.P.	Greenhill Capital, L.P.	Total
Assets
Investments, at estimated fair value	$162,862,365	$24,340,359	$25,634,839	$51,052,848	$263,890,411
Cash and cash equivalents	7,958,371	5,474,426	1,255,568	3,037,445	17,725,810
Interest and dividend receivable	38,885	21,090	5,513	14,492	79,980
Other assets	—	—	—	10	10
Total assets	$170,859,621	$29,835,875	$26,895,920	$54,104,795	$281,696,211
Liabilities and Partners’ Capital
Due to affiliates	$(8,682)	$557,813	$(2,935)	$(53,358)	$492,838
Accrued expenses and other liabilities	664,272	1,030,850	44,457	427,705	2,167,284
Total liabilities	655,590	1,588,663	41,522	374,347	2,660,122
Partners’ capital:
Limited partners	142,613,876	24,890,100	22,187,605	53,192,856	242,884,437
General partners	27,590,155	3,357,112	4,666,793	537,592	36,151,652
Total partners’ capital	170,204,031	28,247,212	26,854,398	53,730,448	279,036,089
Total liabilities and partners’ capital	$170,859,621	$29,835,875	$26,895,920	$54,104,795	$281,696,211

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund I
Combining Statement of Operations

Year ended December 31, 2007

	Greenhill Capital Partners, L.P.	Greenhill Capital Partners, (Cayman), L.P.	Greenhill Capital Partners, (Executive), L.P.	Greenhill Capital, L.P.	Total
Investment Income
Dividend income	$4,869,198	$590,003	$773,720	$1,505,926	$7,738,847
Interest income	980,560	278,563	100,137	218,432	1,577,692
	5,849,758	868,566	873,857	1,724,358	9,316,539
Expenses
Management fee	660,013	103,285	106,999	—	870,297
Interest expense	1,362,889	201,890	214,517	427,324	2,206,620
Other expenses	230,183	42,462	34,551	68,168	375,364
	2,253,085	347,637	356,067	495,492	3,452,281
Net investment income	3,596,673	520,929	517,790	1,228,866	5,864,258
Net Realized and Unrealized Gain on Investments
Net realized gain on investments	404,715,244	60,588,939	63,946,722	126,472,445	655,723,350
Net change in unrealized loss on investments	(341,418,248)	(51,144,050)	(53,942,360)	(106,692,738)	(553,197,396)
	63,296,996	9,444,889	10,004,362	19,779,707	102,525,954
Net income	$66,893,669	$9,965,818	$10,522,152	$21,008,573	$108,390,212

Item 15C.    Financial Statement Schedules (continued)

Combined Financial Statements of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund II:

We have audited the accompanying combined statement of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund II (comprised of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.) (the ‘‘Partnerships’’), including the combined schedule of investments, as of December 31, 2007 and 2006, and the related combined statements of operations, changes in partners’ capital, and cash flows for the two years ended December 31, 2007 and the period from March 31, 2005 (commencement of operations) through December 31, 2005. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund II at December 31, 2007 and 2006, and the results of its operations, changes in its partners’ capital and its cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The accompanying supplemental schedules are presented for purposes of additional analysis and are not a required part of the basic combined financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic combined financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic combined financial statements taken as a whole.

/s/ Ernst & Young LLP

New York, New York
February 25, 2008

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Assets, Liabilities and Partners’ Capital

As of December 31

	2007	2006
Assets
Investments, at estimated fair value as determined by the General Partner (cost of $480,365,537 in 2007, and $347,315,078 in 2006, respectively)	$516,162,410	$359,849,098
Cash and cash equivalents	14,040,351	7,523,817
Restricted cash	—	561,775
Due from affiliates	550,541	—
Other assets	55,168	357,883
Total assets	$530,808,470	$368,292,573
Liabilities and Partners’ Capital
Note payable	$—	$12,549,000
Revolving loan	10,252,932	24,500,000
Accrued expenses	130,885	—
Due to affiliates	41,472	264,660
Interest payable	—	94,250
Total liabilities	10,425,289	37,407,910
Partners’ capital:
Limited partners	467,241,625	296,454,453
General partner	53,141,556	34,430,210
Total partners’ capital	520,383,181	330,884,663
Total liabilities and partners’ capital	$530,808,470	$368,292,573
Analysis of partners’ capital:
Net capital contributions, distributions, accumulated net investment income and net realized gain	$484,586,308	$318,350,643
Accumulated net unrealized gain	35,796,873	12,534,020
	$520,383,181	$330,884,663

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Operations

For the years ended December 31, 2007 and 2006, and for the period from March 31, 2005 (commencement of operations) through December 31, 2005

	2007	2006	2005
Investment Income
Dividend income	$6,132,936	$1,627,452	$745,086
Interest income	188,905	149,920	31,539
	6,321,841	1,777,372	776,625
Expenses
Management fee	11,818,927	11,808,733	8,857,530
Organization expenses	—	—	770,969
Interest and amortization expense	1,347,404	2,018,063	613,102
Other expenses	448,263	1,985,012	115,111
	13,614,594	15,811,808	10,356,712
Net investment loss	(7,292,753)	(14,034,436)	(9,580,087)
Net Realized and Unrealized Gain on Investments
Net realized gain on investments	7,211,772	—	—
Net change in unrealized gain on investments	23,262,854	375,583	12,158,448
	30,474,626	375,583	12,158,448
Net income (loss)	$23,181,873	$(13,658,853)	$2,578,361

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Changes in Partners’ Capital

For the years ended December 31, 2007 and 2006, and for the period from March 31, 2005 (commencement of operations) through December 31, 2005

	Limited Partners	General Partner	Total
Partners’ capital, March 31, 2005	$—	$—	$—
Contributed capital	141,271,380	16,228,620	157,500,000
Offering costs	(945,424)	(108,013)	(1,053,437)
Net income	1,426,175	1,152,186	2,578,361
Partners’ capital, December 31, 2005	141,752,131	17,272,793	159,024,924
Contributed capital	180,027,047	20,374,936	200,401,983
Distributions	(11,878,858)	(3,004,533)	(14,883,391)
Net loss	(13,445,867)	(212,986)	(13,658,853)
Partners’ capital, December 31, 2006	296,454,453	34,430,210	330,884,663
Contributed capital	188,617,864	19,423,625	208,041,489
Distributions	(37,440,291)	(4,284,553)	(41,724,844)
Net income	19,609,599	3,572,274	23,181,873
Partners’ capital, December 31, 2007	$467,241,625	$53,141,556	$520,383,181

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Cash Flows

For the years ended December 31, 2007 and 2006, and for the period from March 31, 2005 (commencement of operations) through December 31, 2005

	2007	2006	2005
Operating activities:
Net income (loss)	$23,181,873	$(13,658,853)	$2,578,361
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized and unrealized gain on investments	(30,474,626)	(375,583)	(12,158,448)
Changes in operating assets and liabilities:
Purchase of investments	(185,443,716)	(206,888,025)	(140,427,042)
Proceeds received from investments	59,385,165	—	—
Due from affiliates	(330,676)	—	—
Other assets	302,715	(101,935)	(255,948)
Accrued expenses and interest payable	36,635	94,250	—
Due to affiliates	(223,188)	26,021	238,639
Net cash used in operating activities	(133,565,818)	(220,904,125)	(150,024,438)
Financing activities:
Contributions from partners	208,041,489	200,401,983	157,500,000
Distributions to partners	(41,724,844)	(14,883,391)	—
Proceeds from note payable	—	12,549,000	—
Repayment of note payable	(12,549,000)	—	—
Borrowings from revolving loan	115,914,642	120,874,535	138,247,003
Repayment of revolving loan	(130,161,710)	(99,699,535)	(134,922,003)
Offering costs	—	—	(1,053,437)
Net cash provided by financing activities	139,520,577	219,242,592	159,771,563
Net change in cash and cash equivalents	5,954,759	(1,661,533)	9,747,125
Cash and cash equivalents, beginning of period	8,085,592	9,747,125	—
Cash and cash equivalents, end of period(1)	$14,040,351	$8,085,592	$9,747,125
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,213,276	$1,641,580	$486,273

(1)	Includes restricted cash of $561,775 at December 31, 2006.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedule of Investments
As of December 31,

	2007			2006
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Energy
Pearl Exploration and Production Ltd.(1) (formerly, Watch Resources Ltd.)
3,438,878 common shares in 2007, 74,758,211 Class A shares in 2006	$14,655,192	$8,507,639	1.7%	$14,655,192	$16,444,892	5.0%
CLK Energy Partners, LLC
$1,500,000 Promissory note due December 31, 2009	1,500,000	—	0.0%	8,500,000	—	0.0%
Exco Resources, Inc.
6,037 7% Hybrid Preferred Shares and 1,463 7% Convertible Perpetual Shares	75,000,000	75,000,000	14.4%	—	—	—
Genesis Gas & Oil LLC
69.6% sharing percentage in 2006	—	—	0.0%	23,318,276	23,318,276	7.0%
Knight Energy Group, LLC
40.0% sharing percentage	70,016,554	70,016,554	13.5%	70,016,554	70,016,554	21.2%
Augustus Energy Partners LLC
22,565 Class A units in 2007, 6,447 Class A units in 2006	2,256,579	2,256,579	0.4%	644,737	644,737	0.2%
Coronado Resources LLC
45.9% sharing percentage	13,691,217	13,691,217	2.6%	4,641,090	4,641,090	1.4%
Total Energy	177,119,542	169,471,989	32.6%	121,775,849	115,065,549	34.8%
Financial Services
Healthcare Finance Group, Inc.
4,665,384 Shares of Series B Senior Convertible Participating Preferred Stock	16,250,000	16,250,000	3.1%	16,250,000	16,250,000	4.9%
First Equity Card Corporation
142,000 Series A Preferred shares, 437,424 Series B Preferred shares, 1,352,394 Series C Preferred shares, 480,509 Series D Preferred shares	15,952,812	15,952,812		14,070,895	14,070,895
33,924 Common shares	196,912	196,912		196,912	196,912
	16,149,724	16,149,724	3.1%	14,267,807	14,267,807	4.3%
Ironshore Inc.
4,500,000 Common shares	45,000,923	45,000,923	8.6%	45,000,000	45,000,000	13.6%

(1)	Publicly traded investment.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedule of Investments

As of December 31,

	2007			2006
Industry/Security Description	Cost	Estimated Fair Value	% of Partners’ Capital	Cost	Estimated Fair Value	% of Partners’ Capital
Financial Services (continued)
Paris Re Holdings Limited(1)
1,147,322 Common Shares in 2007, 250,000 Common Shares in 2006	22,946,440	21,242,331	4.1%	$25,000,000	$25,000,000	7.5%
Harbor Point Limited
300,000 Class A voting common shares	30,000,000	30,000,000	5.8%	$30,000,000	$30,000,000	9.1%
Trans-Fast Remittance LLC
87.4% sharing percentage	37,000,000	37,000,000	7.1%	—	—	—
Validus Holdings, Ltd.(1)
2,571,427 Voting Common shares in 2007, 4,499,999 Voting common shares in 2006	45,000,000	60,148,535	11.6%	45,000,000	45,000,000	13.6%
Total Financial Services	212,347,087	225,791,513	43.4%	175,517,807	175,517,807	53.0%
Services & Other
FCC Holdings, Inc.
12,179,000 Common Stock	60,895,000	60,895,000	11.7%	—	—	—
Crown Castle International Corp. (formally known as Global Signal)(1)
Interest Rate Agreement(3)	—	—		21,415	21,415
784,314 Common stock shares in 2006(2)	—	—		20,000,007	39,244,327
	—	—	—	20,021,422	39,265,742	11.9%
Stroz Friedberg Inc.
30,000 Shares of Series A Convertible Preferred stock	30,003,908	60,003,908	11.5%	30,000,000	30,000,000	9.1%
Total Services & Other	90,898,908	120,898,908	23.2%	50,021,422	69,265,742	21.0%
Total Investments(4)	$480,365,537	$516,162,410	99.2%	$347,315,078	$359,849,098	108.8%

(1)	Publicly traded investment.
(2)	In 2006, all of the Partnerships’ shares (784,314) were held in a segregated account as collateral for loan outstanding (See Note 7).
(3)	In 2006, $12.5 million notional amount, maturity date September 28, 2007, for one month LIBOR capped at 5.5% (See Note 7).
(4)	At December 31, 2007, the portfolio of investments was comprised of companies located in or conducting their principal business in North America.

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

The combined financial statements include the accounts of the Delaware Partnership II, Greenhill Capital Partners (Cayman) II, L.P. (the ‘‘Off-Shore Partnership II’’), Greenhill Capital Partners (Executives) II, L.P. (the ‘‘Executive Partnership II’’), and Greenhill Capital Partners (Employees) II, L.P. (the ‘‘Employee Partnership II’’). The Delaware Partnership II, the Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II are collectively referred to as ‘‘Greenhill Capital Partners Private Equity Fund II’’ or the ‘‘Partnerships’’ and have ownership interests representing 51.5%, 20.2%, 3.5% and 24.8% respectively, of the combined net assets shown on the combined financial statements at December 31, 2007. Such ownership interests may vary due to differing management fee arrangements and profit override allocations. The Partnerships purchase an interest in each portfolio company on a pro-rata basis based on their respective ownership interests.

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

Capitalized terms used but not defined herein shall have the meaning assigned to them in the respective Partnership Agreements.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds. Cash and cash equivalents are stated at cost, which approximates fair value. The Partnerships’ practice is to invest cash with financial institutions and lenders that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution or lender. All highly liquid investments with a maturity of less than ninety days at the time of purchase are considered to be cash equivalents. Restricted cash of $561,775 at December 31, 2006 represented cash held in a segregated account held as collateral for the Partnerships’ loan outstanding (See Note 7). There was no restricted cash as of December 31, 2007.

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

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting on how uncertain income tax positions are recognized, measured, presented and disclosed in the combined financial statements in accordance with FASB No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. In May 2007, the FASB issued Staff Position FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No. 48’’ (‘‘FSP FIN 48-1’’), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective with the initial adoption of FIN 48. FIN 48 was initially effective for fiscal years beginning after December 15, 2006. In February 2008, the FASB issued Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public entities until fiscal years beginning after December 15, 2007, and therefore will be adopted by the Partnerships in the first quarter of 2008. The Partnerships are currently evaluating the future effects of adopting FIN 48.

Organizational and Offering Expenses

The Partnerships were responsible for up to $2.0 million of partnership organization and offering expenses incurred in the formation of the Partnerships and the offering of Partnership interests. There were no organizational or offering costs incurred during 2007 and 2006. For the period ended December 31, 2005, there was $0.8 million in partnership organization expenses charged to expense when incurred and $1.1 million of offering costs charged directly to partners’ capital, respectively.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. Investments in privately held companies are initially carried at cost as an approximation of fair value and generally adjusted by the General Partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts are generally applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments. Investment transactions are accounted for on a trade date basis. When investments are sold or distributed, the gain or loss is classified as realized. Unrealized appreciation or depreciation resulting from changes in fair value of investments (including reversals of unrealized gains or losses when investments are sold or distributed) is included in the combined statement of operations.

In September 2006, FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’) on fair value measurement was issued. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value.

The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Partnerships have evaluated the implications, including the additional disclosure requirements, of SFAS 157, and its potential impact to the combined financial statements. The Partnerships have determined that the adoption of SFAS 157 will not have a material impact, on the combined financial statements.

Use of Estimates

The combined financial statements include estimates and assumptions made by the General Partner that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 – Investments

Purchases

During 2007, the Partnerships made investments of $75.0 million in Exco Resources, Inc. (‘‘Exco’’), $37.0 million in Trans-Fast Remittance LLC (‘‘Trans-Fast’’), and $60.9 million in FCC Holdings, Inc. (‘‘FCC’’). Additionally, the Partnerships completed follow-on investments of $9.0 million in Coronado Resources LLC (‘‘Coronado’’), $1.9 million in First Equity Card Corp (‘‘First Equity’’), and $1.6 million in Augustus Energy Partners LLC (‘‘Augustus’’).

During 2006, the Partnerships completed new investments of $70.0 million in Knight Energy Group, LLC (‘‘Knight’’), $0.6 million in Augustus, $14.3 million in First Equity Card Corporation (‘‘FECC’’), $45.0 million in Ironshore Inc. (‘‘Ironshore’’), $30.0 million in Stroz Friedberg Inc. (‘‘Stroz’’) and $25.0 million in Paris Re Holdings Limited (‘‘Paris Re’’). Additionally, the Partnerships made follow-on investments of $14.1 million in Genesis Gas & Oil LLC (‘‘Genesis’’), $5.5 million in Pearl Exploration and Production Ltd. (formerly, Watch Resources Ltd.) (‘‘Pearl’’), and $2.3 million in Coronado.

During 2005, the Partnerships made investments of $45.0 million in Validus Holdings, Ltd. (‘‘Validus’’), $30.0 million in Harbor Point Limited (‘‘Harbor Point’’), $20.0 million in Crown Castle International Corp. (formerly, Global Signal, Inc. (‘‘GSL’’))(‘‘CCI’’), $16.2 million Healthcare Finance Group, Inc. (‘‘HFG’’), $9.2 million in Genesis, $9.2 million in Pearl, $8.5 million in CLK Energy Partners, LLC (‘‘CLK’’), and $2.3 million in Coronado.

Changes in Unrealized Investment Valuations

During 2007, the Partnerships recorded unrealized gains due to the change in the fair value of the remaining securities during the year of $15.1 million in Validus and $30.0 million in Stroz. The Partnerships recorded unrealized losses of $7.9 million in Pearl and $1.7 million in Paris Re. The Partnerships also reversed previously recognized net unrealized gains from various investments of $12.2 million.

During 2006, the Partnerships recorded an unrealized gain of $7.1 million in CCI and $1.8 million in Pearl, due to the change in the fair value of the investment during the period, and an unrealized loss of $8.5 million in CLK related to the write-down of the investment.

For the period ended December 31, 2005, the Partnerships recorded an unrealized gain of $12.2 million on CCI due to the change in the market value of the investment during the period.

Realizations and other Distributions

During 2007, the Partnerships received proceeds of $16.1 million from the CCI merger with GSL ($8.6 million recorded as realized gain and $7.5 million recorded as a return of capital), $14.0 million through a registered secondary offering of CCI shares ($7.0 million recorded as realized gain and $7.0 million recorded as a return of capital), and $15.9 million from the block trade of CCI ($10.4 million recorded as realized gain and $5.5 million recorded as a return of capital). The Partnerships also received proceeds of $2.7 million from a partial sale of its shareholdings in the initial public offering of Paris Re ($0.6 million recorded as realized gain and $2.1 million recorded as return of capital). The partnerships recorded a realized loss of $7.0 million in CLK related to the write-off of the investment. In addition, the partnerships recorded proceeds of $10.7 million from the sale of their membership interests in Genesis ($12.4 million recorded as realized loss and $10.9 million recorded as return of capital). Included in due from affiliates is $0.2 million of additional proceeds withheld for US income tax withholding, expected to be received by March 2008.

During 2007, the Partnerships received dividend distributions of $1.5 million from Harbor Point, (recorded as dividend income) and $4.6 million from Exco (recorded as dividend income).

During 2006, the Partnerships received distributions from CCI of $1.6 million (recorded as dividend income).

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

During 2007 and 2006, the Partnerships made distributions to its partners of $41.7 million and $14.9 million, respectively. These distributions were comprised of portfolio company dividends, realized gains and return of invested capital.

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

At December 31, 2007, 2006, and 2005 the Partnerships had remaining outstanding aggregate capital commitments of $307.1 million, $517.1 million, and $717.5 million from its partners, respectively.

Note 7 – Credit Facility

The Partnerships have a $100 million Credit Facility (the ‘‘Facility’’) with a commercial bank (the ‘‘Bank’’). The purpose of the Facility is to provide the Partnership with short-term revolver borrowings to fund portfolio company investments and certain other general purposes in advance of the receipt by the Partnerships of capital contributions from the partners. The Bank has a security interest in the Partnerships’ capital call rights and the Bank could require the General Partner to make a subsequent capital call to meet the debt obligation if necessary. The Facility expires on December 29, 2008 and interest on outstanding borrowings is based on LIBOR plus 1.25%. Included in Other Assets were $34,296 and $62,184, of debt financing costs related to the Facility at December 31, 2007 and 2006, respectively. The debt financing costs are amortized over the life of the Facility.

At December 31, 2007 and 2006, there were $10.3 million and $24.5 million of revolver borrowings outstanding, respectively, and additional amounts may be borrowed at any time to fund portfolio company investments and certain other general purposes. Interest expense related to the Facility was $1.1 million (including $0.1 million of amortization of the debt financing costs), $1.2 million (including $0.2 million of amortization of the debt financing costs), and $0.6 million (including $0.1 million of amortization of the debt financing costs) for the years ended December 31, 2007 and 2006, and for the period ended December 31, 2005, respectively.

In April 2006, the Partnerships transferred all of the shares of common stock of GSL owned by it to a new, wholly-owned subsidiary, GCP SPV2, LLC (the ‘‘Borrower’’). The Borrower entered into a credit agreement at that time, with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the credit agreement the Borrower borrowed $12.5 million, secured by 784,314 shares of GSL common stock owned by it. In January 2007, the Partnerships applied cash proceeds received at the time of the CCI merger with GSL and the subsequent CCI share repurchase towards the repayment of the entire outstanding balance on the credit agreement borrowings of $12.5 million. As a result of the credit agreement repayment, the lender relinquished its security interest in the Partnerships’ remaining shares of CCI. Interest expense related to the credit agreement borrowing was $0.2 million (including $0.1 million for the write-off of un-amortized loan origination fees) and $0.8 million (including $0.1 million of amortization of loan origination fees), for the years ended December 31, 2007 and 2006, respectively.

The Partnerships weighted average amount of borrowings outstanding under the Facility and credit agreement during the year ended December 31, 2007 and 2006, and the period ended December 31, 2005, was approximately $16.6 million, $24.0 million and $9.4 million, respectively. The related weighted average annualized rate on the borrowings was 6.5%, 6.9%, 5.0% for the year ended December 31, 2007 and 2006 and period ended December 31, 2005, respectively.

Note 8 – Related Party Transactions

Greenhill Capital Partners, LLC, (the ‘‘Manager’’), the parent and an affiliate of the General Partner, committed approximately $87.1 million, or 10.1% of committed capital, to the Partnerships of which $30.5 million remains outstanding at December 31, 2007 to fund future investments through March 2010. Through its interest in the Partnerships, the Manager has an interest of approximately 10.1% in all investments. The carrying value of the Manager’s investment in the Partnerships was $53.2 million and $34.4 million at December 31, 2007 and 2006, respectively. The Manager provides day-to-day managerial and administrative services to the Partnerships. Under the terms of their respective limited partnership agreements, the Delaware Partnership II, the Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. The Managers’ commitment through the General Partner is not subject to a management fee. During the commitment period, each limited partner pays an amount based upon 1.5% per annum of such partner’s capital commitment. Subsequent to the commitment period, the management fee will be 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. The management fee is payable semi-annually in advance. Management fees paid by the Partnerships to the Manager for the years ended December 31, 2007 and 2006, and the period ended December 31, 2005, respectively were $11.8 million, $11.8 million, and $8.9 million, respectively.

The Manager shall pay all General Partner Expenses. General Partner Expenses include:

(i)	all compensation and employee benefit expenses of employees of the General Partner and related overhead (including rent, utilities, and other similar items) resulting from the activities of such employees on behalf of the Partnerships;

(ii)	all Partnership Organizational Expenses in excess of $2.0 million in the aggregate for the Partnerships; and

(iii)	all Placement Fees payable by the Partnerships, the General Partner or the Manager in connection with the offering of limited partnership interests in the Partnerships.

The Partnerships will incur all other Partnership Expenses and Partnership Administrative Expenses (collectively, ‘‘Partnership Expenses’’). The allocation of such Partnership Expenses will be made on a pro rata basis based on committed capital, unless any such expense is solely or disproportionately attributable to any single Partnership, in which case the Manager may allocate such expense differently. The Manager pays expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2007 and 2006, the Partnerships owe approximately $0.1 million and $0.3 million, respectively to the Manager for reimbursement of such expenses.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all ‘‘break-up fees’’, ‘‘commitment fees’’ and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnerships proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. For the years ended December 31, 2007 and 2006, the portfolio companies did not pay any management or Transaction Fees to the Manager.

Note 9 – Investment Portfolio

As of December 31, 2007 and 2006 the portfolio of investments by type of security is as follows:

	2007		2006
Type of Security	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
Common Stock	$225,991,340	43.5%	$200,907,546	60.8%
LP Equity Units and Capital Sharing Interests	122,964,350	23.6%	98,620,657	29.8%
Participating Preferred Stock	167,206,720	32.1%	60,320,895	18.2%
Total	$516,162,410	99.2%	$359,849,098	108.8%

As of December 31, 2007 and 2006 the portfolio of investments by geographic location is as follows:

	2007		2006
Geographic Location	Estimated Fair Value	% of Partners’ Capital	Estimated Fair Value	% of Partners’ Capital
North America	$516,162,410	99.2%	$359,849,098	108.8%
Other	—	0.0%	—	0.0%
Total	$516,162,410	99.2%	$359,849,098	108.8%

Note 10 – Partners’ Capital

As of December 31, 2007, 2006 and 2005, the capital balance of each Partnership is as follows (in millions):

	Delaware	Off-Shore	Executive	Employee	Total
Committed capital	$450.3	$176.5	$31.1	$217.1	$875.0
Contributed capital	81.0	31.8	5.6	39.1	157.5
Offering costs	(0.5)	(0.2)	(0.1)	(0.3)	(1.1)
Net income	0.7	0.5	0.1	1.3	2.6
Total partners’ capital December 31, 2005	81.2	32.1	5.6	40.1	159.0
Contributed capital	103.2	40.4	7.1	49.7	200.4
Distributions	(6.9)	(2.7)	(0.5)	(4.8)	(14.9)
Net loss	(7.5)	(3.1)	(0.5)	(2.5)	(13.6)
Total partners’ capital December 31, 2006	170.0	66.7	11.7	82.5	330.9
Contributed capital	108.0	42.3	7.4	50.3	208.0
Distributions	(21.6)	(8.3)	(1.5)	(10.3)	(41.7)
Net income	11.4	4.3	0.8	6.7	23.2
Total partners’ capital December 31, 2007	$267.8	$105.0	$18.4	$129.2	$520.4

Note 11 – Market and Other Risk Factors

The Partnerships’ portfolio investments were comprised primarily of companies which operate in the energy, financial services, and certain other industry specific business sectors. Multiple market risk factors exist which could cause the Partnerships to lose some or all of their invested capital. These risks include:

General economic risk – the Partnerships’ portfolio investments can be impacted by changes caused by global and domestic market conditions, including energy, financial services, and certain other industry specific business sectors economic conditions.

Changes in the market for public offerings could also have an effect on the Partnership and their ability to realize their investment objectives. In addition, the portfolio is subject to equity price risk and other market risk.

Concentration risk – The Partnerships invested in transactions in a limited number of companies, primarily within the energy, financial services, and certain other industry specific busines sectors and these investments may not be a balanced or fully diversified portfolio.

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

Note 12 – Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies for the years ended December 31, 2007 and 2006, and the period ended December 31, 2005:

	2007	2006	2005
Ratios to average limited partners’ capital:
Expenses	3.23%	9.63%	26.36%
Profit override allocation	0.00%	0.00%	0.00%
Total expenses and profit override allocation	3.23%	9.63%	26.36%
Net investment loss	1.87%	8.63%	24.56%
Ratio of expenses to total committed capital	1.71%	1.96%	1.30%
Ratio of contributed capital to total committed capital	64.67%	40.90%	18.00%

The net internal rate of return, since inception of the Partnerships through December 31, 2005, was 1.8%, (6.7%) through December 31, 2006, and 1.1% through December 31, 2007. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override if applicable) to the General Partner, and was computed based on the actual dates of capital contributions and distributions and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date. Ratios are calculated for the limited partners taken as a whole. An individual limited partners ratios may vary depending on the Partnership with which they are invested due to differing management fee arrangements, profit override allocations and the timing of capital transactions.

The net investment loss ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Supplemental Schedules

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Assets, Liabilities and Partners’ Capital

As of December 31, 2007

	Greenhill Capital Partners II, L.P.	Greenhill Capital Partners, (Cayman) II, L.P.	Greenhill Capital Partners, (Executive) II, L.P.	Greenhill Capital Partners (Employees) II, L.P.	Total
Assets
Investments, at estimated fair value	$265,657,307	$104,118,613	$18,320,392	$128,066,098	$516,162,410
Cash and cash equivalents	7,512,729	2,497,780	513,165	3,516,677	14,040,351
Due from affiliates	170,192	286,567	11,738	82,044	550,541
Other assets	27,943	11,077	1,989	14,159	55,168
Total assets	$273,368,171	$106,914,037	$18,847,284	$131,678,978	$530,808,470
Liabilities and Partners’ Capital
Revolving loan	$5,276,972	$2,068,151	$363,957	$2,543,852	$10,252,932
Due to affiliates	222,966	(107,949)	4,424	(77,969)	41,472
Accrued expenses	67,457	20,171	4,735	38,522	130,885
Total liabilities	5,567,395	1,980,373	373,116	2,504,405	10,425,289
Partners’ capital:
Limited partners	264,657,022	103,882,501	18,289,100	80,413,002	467,241,625
General partner	3,143,754	1,051,163	185,068	48,761,571	53,141,556
Total partners’ capital	267,800,776	104,933,664	18,474,168	129,174,573	520,383,181
Total liabilities and partners’ capital	$273,368,171	$106,914,037	$18,847,284	$131,678,978	$530,808,470

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Operations

Year ended December 31, 2007

	Greenhill Capital Partners II, L.P.	Greenhill Capital Partners, (Cayman) II, L.P.	Greenhill Capital Partners, (Executive) II, L.P.	Greenhill Capital Partners (Employees) II, L.P.	Total
Investment Income
Dividend income	$3,252,320	$1,088,481	$224,152	$1,567,983	$6,132,936
Interest income	100,950	35,158	6,398	46,399	188,905
	3,353,270	1,123,639	230,550	1,614,382	6,321,841
Expenses
Management fee	6,675,358	2,620,974	461,244	2,061,351	11,818,927
Interest expense	723,933	259,130	45,603	318,738	1,347,404
Other expenses	226,525	93,214	17,931	110,593	448,263
	7,625,816	2,973,318	524,778	2,490,682	13,614,594
Net investment loss	(4,272,546)	(1,849,679)	(294,228)	(876,300)	(7,292,753)
Net Realized and Unrealized Gain on Investments
Net change in realized gain on investments	3,711,749	1,454,710	256,002	1,789,311	7,211,772
Net change in unrealized gain on investments	11,972,898	4,692,452	825,727	5,771,777	23,262,854
	15,684,647	6,147,162	1,081,729	7,561,088	30,474,626
Net income	$11,412,101	$4,297,483	$787,501	$6,684,788	$23,181,873