Form 10-Q
period 2008-03-31
GREENHILL & CO INC
filed 2008-05-09
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer      Accelerated filer      Non-accelerated filer     Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes     No

As of April 25, 2008, there were 26,771,926 shares of the registrant’s common stock outstanding.

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

Part I.    Financial Information

Item 1.    Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	March 31, 2008 (unaudited)	December 31, 2007
Assets
Cash and cash equivalents	$87,273,521	$191,670,516
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.4 million and $0.4 million as of March 31, 2008 and December 31, 2007, respectively	23,623,389	26,753,578
Other receivables	2,105,964	2,485,594
Property and equipment, net of accumulated depreciation and amortization of $32.7 million and $31.5 million as of March 31, 2008 and December 31, 2007, respectively	13,994,887	14,527,341
Investments in affiliated merchant banking funds	84,251,669	89,425,693
Other investments	12,410,000	8,588,518
Due from affiliates	664,097	77,086
Goodwill	19,196,163	19,728,022
Deferred tax asset	20,636,654	20,636,654
Other assets	704,018	320,328
Total assets	$264,860,362	$374,213,330
Liabilities and Stockholders’ Equity
Compensation payable	$18,571,511	$108,060,851
Accounts payable and accrued expenses	9,642,575	7,126,770
Bank loan payable	66,800,000	86,450,000
Taxes payable	16,677,417	25,731,177
Due to affiliates	1,445,044	1,445,044
Total liabilities	113,136,547	228,813,842
Minority interest in net assets of affiliates	1,986,550	2,253,128
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 31,394,493 and 31,232,236 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	313,945	312,322
Restricted stock units	40,750,553	42,743,802
Additional paid-in capital	136,876,783	126,268,395
Exchangeable shares of subsidiary; 257,156 shares issued and outstanding as of March 31, 2008 and December 31, 2007	15,352,213	15,352,213
Retained earnings	196,534,567	190,416,057
Accumulated other comprehensive income	6,158,243	5,583,019
Treasury stock, at cost, par value $0.01 per share; 4,636,878 and 4,502,350 shares as of March 31, 2008 and December 31, 2007, respectively	(246,249,039)	(237,529,448)
Stockholders’ equity	149,737,265	143,146,360
Total liabilities, minority interest and stockholders’ equity	$264,860,362	$374,213,330

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues
Financial advisory fees	$69,449,395	$36,330,134
Merchant banking revenue	4,530,815	6,339,869
Interest income	1,400,175	807,998
Total revenues	75,380,385	43,478,001
Expenses
Employee compensation and benefits	34,674,978	20,231,255
Occupancy and equipment rental	2,614,948	2,261,873
Depreciation and amortization	1,105,821	995,686
Information services	1,733,482	1,231,714
Professional fees	924,299	835,497
Travel related expenses	1,946,894	1,823,209
Interest expense	1,156,186	317,495
Other operating expenses	1,192,062	1,688,318
Total expenses	45,348,670	29,385,047
Income before tax and minority interest	30,031,715	14,092,954
Minority interest in net (loss) income of affiliates	(50,199)	37,709
Income before tax	30,081,914	14,055,245
Provision for taxes	10,869,653	5,335,330
Net income	$19,212,261	$8,719,915
Weighted average common shares outstanding:
Basic	28,116,288	29,420,772
Diluted	28,190,108	29,611,811
Earnings per share:
Basic	$0.68	$0.30
Diluted	$0.68	$0.29
Dividends declared and paid per common share	$0.45	$0.25

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders’ Equity

	Three Months Ended March 31, 2008 (unaudited)	Year Ended December 31, 2007
Common stock, par value $0.01 per share
Common stock, beginning of the year	$312,322	$310,345
Common stock issued	1,623	1,977
Common stock, end of the period	313,945	312,322
Restricted stock units
Restricted stock units, beginning of the year	42,743,802	21,205,268
Restricted stock units recognized	8,412,127	29,088,080
Restricted stock units delivered	(10,405,376)	(7,549,546)
Restricted stock units, end of the period	40,750,553	42,743,802
Additional paid-in capital
Additional paid-in capital, beginning of the year	126,268,395	116,251,930
Common stock issued	10,493,102	7,852,109
Tax benefit from the delivery of restricted stock units	115,286	2,164,356
Additional paid-in capital, end of the period	136,876,783	126,268,395
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	15,352,213	15,352,213
Exchangeable shares of subsidiary issued	—	—
Exchangeable shares of subsidiary, end of the period	15,352,213	15,352,213
Retained earnings
Retained earnings, beginning of the year	190,416,057	112,052,519
Dividends	(13,093,751)	(36,912,734)
Net income	19,212,261	115,276,272
Retained earnings, end of the period	196,534,567	190,416,057
Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the year	5,583,019	2,896,461
Currency translation adjustment	575,224	2,686,558
Accumulated other comprehensive income, end of the period	6,158,243	5,583,019
Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(237,529,448)	(112,507,426)
Repurchased	(8,719,591)	(125,022,022)
Treasury stock, end of the period	(246,249,039)	(237,529,448)
Total stockholders’ equity	$149,737,265	$143,146,360

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$19,212,261	$8,719,915
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash items included in net income:
Depreciation and amortization	1,105,821	995,686
Net investment gains	518,516	(2,496,952)
Restricted stock units recognized and common stock issued	8,501,476	7,720,141
Changes in operating assets and liabilities:
Financial advisory fees receivable	3,130,189	(3,181,147)
Due to (from) affiliates	(587,011)	665,677
Other receivables and assets	(1,504)	(402,792)
Compensation payable	(89,489,340)	(52,450,650)
Accounts payable and accrued expenses	2,515,805	4,301,081
Minority interest in net assets of affiliates	(266,578)	292,589
Taxes payable	(9,053,760)	(15,652,312)
Net cash used in operating activities	(64,414,125)	(51,488,764)
Investing activities:
Purchases of investments	(12,651,838)	(10,715,854)
Sale of investments	9,521,683	—
Distributions from investments	3,963,045	4,941,773
Purchases of securities	—	(5,000,000)
Sale or maturity of securities	—	43,753,193
Purchases of property and equipment	(428,037)	(771,816)
Net cash provided by investing activities	404,853	32,207,296
Financing activities:
Proceeds of revolving bank loan	19,250,000	24,000,000
Repayment of revolving bank loan	(38,900,000)	(12,500,000)
Dividends paid	(13,093,751)	(7,644,713)
Purchase of treasury stock	(8,719,591)	(10,185,689)
Net tax benefit from the delivery of restricted stock units	115,286	662,643
Net cash used in financing activities	(41,348,056)	(5,667,759)
Effect of exchange rate changes on cash and cash equivalents	960,333	208,921
Net increase (decrease) in cash and cash equivalents	(104,396,995)	(24,740,306)
Cash and cash equivalents, beginning of period	191,670,516	62,386,286
Cash and cash equivalents, end of period	$87,273,521	$37,645,980
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,107,822	$312,858
Cash paid for taxes, net of refunds	$18,827,501	$20,418,259

See accompanying notes to condensed consolidated financial statements (unaudited).

Note 1 — Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the ‘‘Company’’), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt, Toronto, Dallas and San Francisco.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes advice on mergers, acquisitions, restructurings and similar corporate finance matters; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (‘‘GCP I’’), Greenhill Capital Partners II (‘‘GCP II’’), Greenhill Capital Partners Europe (‘‘GCP Europe’’), and Greenhill SAV Partners (‘‘GSAVP’’ together with GCP I, GCP II and GCP Europe, the ‘‘Greenhill Funds’’), and the Company’s principal investments in the Greenhill Funds and other merchant banking funds and similar vehicles.

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (‘‘G&Co’’), Greenhill Capital Partners, LLC (‘‘GCPLLC’’), Greenhill Venture Partners, LLC (‘‘GVP’’), Greenhill Aviation Co., LLC (‘‘GAC’’), Greenhill & Co. Europe Holdings Limited (‘‘GCE’’), and Greenhill & Co. Holding Canada Ltd (‘‘GCH’’).

G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the Financial Industry Regulation Authority. G&Co is engaged in the investment banking business principally in North America.

GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (‘‘GCI’’), Greenhill & Co Europe LLP (‘‘GCEI’’) and Greenhill Capital Partners Europe LLP (‘‘GCPE’’), through its controlling membership interests. GCI and GCEI are engaged in investment banking activities, principally in Europe, and are subject to regulation by the U.K. Financial Services Authority (‘‘FSA’’). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, our UK-based private equity fund that invests in a diversified portfolio of private equity and equity related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The majority of the investors in GCP Europe are third parties; however, the Company and its employees have also made investments in GCP Europe.

The Company, through Greenhill & Co. Canada Ltd., a wholly-owned Canadian subsidiary of GCH, engages in investment banking activities in Canada.

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

On February 21, 2008, the Company completed the initial public offering of units in its subsidiary, GHL Acquisition Corp., a blank check company (‘‘GHLAC’’). In the offering, GHLAC sold 40,000,000 units for an aggregate purchase price of $400,000,000. Each unit consists of one share of GHLAC’s common stock and one warrant (the ‘‘Founder Warrants’’). In addition, the Company purchased private placement warrants for an aggregate purchase price of $8,000,000 (the ‘‘GHLAC Private Placement Warrants’’, together with the Founder Warrants, the ‘‘GHLAC Warrants’’).

Currently, the Company owns approximately 8,369,563 (17.3%) of the outstanding common stock of GHLAC. GHLAC is no longer a wholly-owned subsidiary of the Company.

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

The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest, including GCI, GCEI and GCPE, after eliminations of all significant inter-company accounts and transactions. In accordance with FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities,’’ (‘‘FIN 46-R’’), the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, ‘‘The Equity Method of Accounting for Investments in Common Stock’’ (‘‘APB 18’’). As such, the general partners record their proportionate shares of income from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partner’s investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ‘‘Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights’’ (‘‘EITF 04-5’’), is subject to removal by a simple majority of unaffiliated third-party investors.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The condensed consolidated financial information as of December 31, 2007 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.0 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

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

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors in GCP I and principally all investors except the Company in GCP II, GCP Europe and GSAVP. The profit overrides earned by the Company are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, ‘‘Accounting for Management Fees Based on a Formula’’ (‘‘EITF D-96’’). In accordance with Method 2 of EITF D-96, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as ‘‘clawbacks’’). We would be required to establish a reserve for potential clawbacks if we were to determine the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2008, the Company has not reserved for any clawback obligations under applicable fund agreements. See ‘‘Note 3 — Investments’’ for further discussion of the merchant banking revenues recognized.

Investments

The Company’s investments in merchant banking funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The Company’s holdings of the GHLAC common stock is also recorded under the equity method of accounting. The Company’s other investments are recorded at estimated fair value.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company had no bad debt expense for the three months ended March 31, 2008 and recorded bad debt expense of approximately $0.1 million for the three months ended March 31, 2007.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No, 123(R), ‘‘Share-Based Payment’’ (SFAS 123(R)’’), which is a revision of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’, the fair value of restricted stock units granted to employees with future service requirements are recorded as compensation expense and generally are amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The Company records dividend equivalent payments on outstanding restricted stock units as a charge to stockholders’ equity.

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

Goodwill

Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ (‘‘SFAS 142’’) goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating business is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with SFAS 52. Any translation gain or loss resulting from the translation is included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statement of changes in stockholders’ equity.

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

Foreign Currency Translation

Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented in accordance with FASB Statement No. 52 ‘‘Foreign Currency Translation’’ (‘‘SFAS 52’’). Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statement of changes in stockholders’ equity. Foreign currency transaction gains and losses are included in the condensed consolidated statement of income.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At March 31, 2008 and December 31, 2007, the carrying value of the Company’s cash equivalents approximated fair value.

Financial Instruments and Fair Value

The Company adopted SFAS No. 157, ‘‘Fair Value Measurements,’’ as of January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Derivatives Instruments

The Company accounts for the GHLAC Warrants, which were obtained in connection with its investment in the GHLAC under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and other hedging activities. In accordance with SFAS 133, the Company records the GHLAC Warrants in the condensed consolidated statement of financial condition at fair value, with changes in fair value recorded in merchant banking revenue in the condensed consolidated statement of income.

Accounting Developments

In December 2007, FASB No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51’’ (‘‘SFAS 160’’) was issued. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the potential impact of adopting SFAS 160 on its financial condition, results of operations and cash flows.

In March 2008, FASB No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133’’ (‘‘SFAS 161’’) was issued. SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161.

Note 3 — Investments

Affiliated Merchant Banking Investments

The Company invests in merchant banking funds for which it also acts as the general partner. In addition to recording its direct investments in the funds, the Company consolidates each general partner in which it has a majority of the economic interest.

The Company recognizes revenue on investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. Investments in privately held companies are initially carried at cost as an approximation of fair value as determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the investments are carried are adjusted to fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments and consequently also that portion of the revenues attributable to the Company’s merchant banking investments.

The Company’s management fee income consists of fees paid by its merchant banking funds and other transaction fees paid by the portfolio companies.

Investment gains from the merchant banking activities are comprised of investment income, realized and unrealized gains from the Company’s investment in the Greenhill Funds, and the consolidated earnings of the general partner in which it has a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings of the general partner which are held by employees and former employees of the Company is recorded as minority interest.

The Company makes investment decisions for the Greenhill Funds and is entitled to receive from the general partners an override of the profits realized from the funds. The Company includes in consolidated merchant banking revenue all realized and unrealized profit overrides it earns from the Greenhill Funds. This includes profit overrides of the managing general partner of GCP I with respect to all investments it made after January 1, 2004 and the profit overrides of the general partners of GCP II, GCP Europe and GSAVP for all investments. From an economic perspective, profit overrides in respect of all merchant banking investments made after January 1, 2004 are allocated 50% to the Company and 50% to employees of the Company. In addition, the Company also includes in merchant banking revenue its portion and certain employees’ portion of the profit overrides of GCP I with respect to investments made prior to January 1, 2004. The economic share of the profit overrides allocated to the employees of the Company is recorded as compensation expense.

The Company’s merchant banking revenue, by source, is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Management fees	$5,049	$3,843
Net gains on investments in merchant banking funds	1,180	912
Merchant banking profit overrides	(1,100)	600
Other realized and unrealized investment income (loss)	(598)	985
Merchant banking revenue	$4,531	$6,340

The carrying values of the Company’s investments in affiliated merchant banking funds are as follows:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Investment in GCP I	$13,705	$24,977
Investment in GCP II	57,323	53,240
Investment in GSAVP	3,018	2,982
Investment in GCP Europe	10,206	8,227
Investments	$84,252	$89,426

At March 31, 2008 and December 31, 2007, the investment in GCP I included $0.6 million and $1.0 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At March 31, 2008 and December 31, 2007, the investment in GCP II included $1.3 million and $1.2 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At March 31, 2008 and December 31, 2007, approximately $4.4 million and $5.3 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio and is payable, subject to clawback, at the time the funds realize cash proceeds.

At March 31, 2008, the Company had unfunded commitments of $74.9 million to the Greenhill Funds and $2.8 million to other merchant banking funds. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment date of each fund. The commitments to GCP I expired on March 31, 2005. At December 31, 2007, the Company had unfunded commitments to GCP II of $30.5 million which may be funded through June 2010 and unfunded commitments to GCP Europe of $36.9 million which may be funded through December 2012. At December 31, 2007, the Company had unfunded commitments to GSAVP of $7.5 million which may be funded through September 2011.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Cash	$13,493	$17,726
Portfolio investments	139,440	263,890
Total assets	152,967	281,696
Total liabilities	2,749	2,660
Partners’ capital	150,218	279,036

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net realized and unrealized gains (losses) on investments	$(27,846)	$6,803
Investment income	310	1,871
Expenses	(234)	(2,279)
Net income (loss)	$(27,770)	$6,395

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Cash	$7,237	$14,040
Portfolio investments	576,720	516,162
Total assets	587,491	530,808
Total liabilities	29,660	10,425
Partners’ capital	557,831	520,383

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net realized and unrealized gains on investments	$48,924	$4,145
Investment income	5,801	1,602
Expenses	(3,666)	(3,640)
Net income	$51,059	$2,107

Other Investments

The Company’s other investments are as follows:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Barrow Street Capital II, LLC	$2,225	$1,825
Tammac Holdings Corp.	2,000	2,000
Energy Transfer Equity LP	—	4,764
Investment in GHLAC	8,185	—
Other investments	$12,410	$8,589

The Company committed $5.0 million to Barrow Street Capital III, LLC (‘‘Barrow Street III’’), of which $2.8 million remains unfunded at March 31, 2008. The remaining commitment to Barrow Street III is expected to be drawn from time to time over the commitment period, which ends in April 2009. There were no merchant banking revenues from Barrow Street III for the period ended March 31, 2008.

The investment in Tammac Holdings Corp is in the form of a note, which bears interest at 8% per annum and matures in November 2009. Tammac Holdings Corp. is a GCP I portfolio company.

Fair Value Hierarchy

The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of March 31, 2008
(in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets
Investment in Tammac Holdings Corp	$—	$—	$2,000	$2,000
GHLAC Warrants[1]	—	—	8,164	8,164
Total Investments	$—	$—	$10,164	$10,164

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2007
(in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2007
Assets
Investment in Tammac Holdings Corp	$—	$—	$2,000	$2,000
Energy Transfer Equity LP	4,764	—	—	4,764
Total investments	$4,764	$—	$2,000	$6,764

Level 3 Gains and Losses

The following tables set forth a summary of changes in the fair value of the firm’s level 3 investments for the three months ended March 31, 2008.

	Beginning Balance	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance March 31, 2008
	(in thousands)
Assets
Investment in Tammac	$2,000	$—	$—	$—	$—	$2,000
GHLAC Warrants[1]	—	—	139	8,025	—	8,164
Total investments	$2,000	$—	$139	$8,025	$—	$10,164

Note 4 — Related Parties

At March 31, 2008 and December 31, 2007, the Company had receivables of $0.6 million and $0.0 million, due from the Greenhill Funds, respectively, relating to expense reimbursements, which are included in due from affiliates.

Due to affiliates at March 31, 2008 and December 31, 2007 represents undistributed earnings to the U.K. members of GCI from the period prior to the Company’s reorganization. Included in accounts payable and accrued expenses are $17,342 at March 31, 2008 and $43,423 at December 31, 2007 in interest payable on the undistributed earnings to the U.K. members of GCI.

[1]	The GHLAC Warrants consist of the founder warrants and the private placement warrants discussed in Note 1.

Note 5 — Revolving Bank Loan Facility

The Company has a $90.0 million revolving loan facility from a U.S. commercial bank to provide for working capital needs, facilitate the funding of short term investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed to GCPLLC or GVP in respect of their partnership interests in GCP I and GCP II or GSAVP, respectively. Interest on borrowings is based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving bank loan facility matures on June 30, 2009. The weighted average daily borrowings outstanding under the loan facility during the three months ended March 31, 2008 and 2007, respectively, was approximately $78.7 million and $17.5 million. The average interest rates amounted to 5.15% and 7.25% for the periods ended March 31, 2008 and 2007, respectively.

Note 6 — Stockholders’ Equity

On March 19, 2008, a dividend of $0.45 per share was paid to shareholders of record on March 5, 2008. Dividend equivalents of $0.9 million were paid on the restricted stock units that are expected to vest.

In January 2008, the Board of Directors of the Company authorized the Company to repurchase up to $100.0 million of common stock through January 2009. During the three months ended March 31, 2008, the Company repurchased in open market transactions 78,630 shares of its common stock at an average price of $63.58. In addition, during the three months ended March 31, 2008, the Company is deemed to have repurchased 55,898 shares of its common stock at an average price of $66.55 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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

Note 7 — Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS —net income available to common stockholders	$19,212	$8,720
Denominator for basic EPS — weighted average number of common shares	28,116	29,421
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	74	191
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	28,190	29,612
Earnings per share:
Basic	$0.68	$0.30
Diluted	$0.68	$0.29

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

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ‘‘Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2008, G&Co’s net capital was $5.9 million, which exceeded its requirement by $5.3 million. G&Co’s aggregate indebtedness to net capital ratio was 1.56 to 1 at March 31, 2008. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of March 31, 2008, each of GCI, GCEI and GCPE was in compliance with its local capital adequacy requirements.

Note 10 — Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

Financial advisory, which includes advice on mergers, acquisitions, restructuring and similar corporate finance matters; and

Merchant banking, which includes the management of outside capital invested in the Greenhill Funds and the Company’s principal investments in such funds and similar vehicles.

The following provides a breakdown of our aggregate revenues by source for the three-month periods ended March 31, 2008 and 2007, respectively:

	Three Months Ended
	March 31, 2008		March 31, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory	$69.5	92%	$36.3	83%
Merchant banking fund management & other	5.9	8%	7.2	17%
Total revenues	$75.4	100%	$43.5	100%

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

Note 11 — Subsequent Event

On April 30, 2008, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 18, 2008 to the common stockholders of record on June 4, 2008.

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

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto, Dallas and San Francisco. Our activities constitute a single business segment with two principal sources of revenue:

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

Financial advisory revenues were $69.5 million for the three months ended March 31, 2008 compared to $36.3 million for the three months ended March 31, 2007, which represents an increase of 92%. Global volume of completed M&A transactions was $719 billion in the first three months of 2008 compared to $886 billion in the first three months of 2007, a 19% decrease2.

While the industry outlook for 2008 remains uncertain due in part to a lack of credit availability, we believe Greenhill is well positioned for this more difficult environment. Our strategy of focusing on corporations rather than private equity or hedge funds is serving us well. We are starting to see an increase in restructuring advisory opportunities. We are also finding good opportunities to recruit Managing Directors who extend our geographic or industry sector reach.

Merchant banking fund management and other revenues were $5.9 million for the three months ended March 31, 2008 compared to $7.2 million for the three months ended March 31, 2007, which represents a decrease of 18%. Merchant banking revenues principally consisted of realized and unrealized gains on investments in GCP, merchant banking profit overrides and management fees. While the amount of management fees earned from our existing merchant banking funds is principally a function of the amount of capital invested (in the case of GCP I) or committed (in the case of GCP II, GCP Europe and GSAVP), those portions of merchant banking revenues consisting of gains and profit overrides may vary considerably depending on economic conditions and market conditions.

Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of financial advisory and merchant banking revenue realized by the firm.

Results of Operations

Summary

Our first quarter 2008 revenues of $75.4 million compare with revenues of $43.5 million for the first quarter of 2007, which represents an increase of $31.9 million or 73%. The increase in revenue in the first quarter 2008 revenue as compared to the same period in the prior year was primarily attributable to a larger number of completed financial advisory assignments that were greater in scale offset by a decline in merchant banking revenue.

Our first quarter net income of $19.2 million compares with net income of $8.7 million for the first quarter of 2007, which represents an increase of $10.5 million or 121%. This increase was primarily due to increased advisory revenue, partially offset by greater compensation expense.

Our quarterly revenues can fluctuate materially depending on the number and size of completed transactions on which we advised and the levels of gain realized on our merchant banking investments, as well as other factors. Accordingly, the revenues in any particular quarter may not be indicative of future results.

2	Source: Thomson Financial as of April 28, 2008.

Revenues By Source

The following provides a breakdown of our aggregate revenues by source for the three month periods ended March 31, 2008 and 2007, respectively:

Revenue by Principal Source of Revenue

	For the Three Months Ended
	March 31, 2008		March 31, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory	$69.5	92%	$36.3	83%
Merchant banking fund management & other	5.9	8%	7.2	17%
Total revenues	$75.4	100%	$43.5	100%

Financial Advisory Revenues

Financial advisory revenues primarily consist of advisory and transaction related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $69.5 million in financial advisory revenues in the first quarter of 2008 compared to $36.3 million in the first quarter of 2007, which represents an increase of 92%. The increase in our financial advisory fees in the first quarter of 2008 compared to the same period in 2007 generally reflected a larger number of completed assignments that were larger in scale.

Completed assignments in the first quarter of 2008 included:

•	the sale by E. Brost & J. Funke GmbH & Co. KG of their holding in German retailing and services group Otto to the Otto family;

•	the sale of Foseco plc to Cookson Group plc;

•	the sale of Kelda Group plc to a consortium of international infrastructure investors;

•	the sale of Nikko Cordial Corp. to Citigroup Inc.; and

•	the acquisition by Roche Holding Ltd. of Ventana Medical Systems, Inc.

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

	For the Three Months Ended March 31,
	2008	2007
	(in millions, unaudited)
Management fees	$5.0	$3.9
Net realized and unrealized gains on investments in merchant banking	1.2	0.9
Merchant banking profit overrides	(1.1)	0.6
Other unrealized investment income	(0.6)	1.0
Interest income	1.4	0.8
Merchant banking fund management & other revenue	$5.9	$7.2

The firm earned $5.9 million in merchant banking fund management & other revenue in the first quarter of 2008 compared to $7.2 million in the first quarter of 2007, representing a decrease of 18%. This decrease is primarily due to a decrease in the fair market value of the merchant banking portfolio and a reversal of previously accrued profit overrides, offset partially by higher asset management fees and greater interest income.

The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter based upon a number of factors including the length of time the investments have been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. Significant changes in general economic conditions, stock markets and commodity prices, as well as capital events at the portfolio companies such as initial public offerings or private sales of securities, may result in significant movements in the fair value of such investments. Accordingly, any such changes or capital events may have a material effect, positive or negative, on our revenues and results of operations. The frequency and timing of such changes or capital events and their impact on our results are by nature unpredictable and will vary from period to period.

During the first quarter of 2008, our merchant banking funds (and the firm) earned revenue in respect of nine of our portfolio companies and recognized losses in respect of six of our portfolio companies. During the first quarter of 2007, our merchant banking funds (and the firm) earned revenue in respect of six of our portfolio companies and recognized losses in respect of two of our portfolio companies.

In terms of new investment activity during the first quarter of 2008, our funds invested $14 million, 10% of which was firm capital. In the same period in 2007, our funds invested $80 million, 10% of which was firm capital. During the first quarter of 2008, GCP made an in-kind distribution of its remaining shareholdings of Crown Castle International Corp. (NYCE: CCI).

Also in the first quarter of 2008, the firm completed the offering of units in GHL Acquisition Corp., a blank check company sponsored by the firm. In the initial public offering, GHL Acquisition Corp. raised $400 million. The firm invested $8 million of its capital in GHL Acquisition Corp. and owns approximately 17.3% of its outstanding common stock.

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

Our operating expenses for the first quarter of 2008 were $45.4 million, which compares to $29.4 million of operating expenses for the first quarter of 2007. This represents an increase in operating expenses of $16.0 million or 54%, reflecting principally an increase in compensation expense and is described in more detail below.  The pre-tax income margin was 40% in the first quarter of 2008 compared to 32% for the first quarter of 2007.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Three Months Ended March 31,
	2008	2007
	(in millions, unaudited)
Employee compensation & benefits expense	$34.7	$20.2
% of revenues	46%	46%
Non-compensation expense	10.7	9.2
% of revenues	14%	21%
Total operating expense	45.4	29.4
% of revenues	60%	68%
Minority interest in net income of affiliates	(0.1)	0.0
Total income before tax	30.0	14.1
Pre-tax income margin	40%	32%

Compensation and Benefits

Our employee compensation and benefits expense in the first quarter of 2008 were $34.7 million, which reflects a 46% ratio of compensation to revenues. This amount compares to $20.2 million for the three months ended March 31, 2007, which also reflected a 46% ratio of compensation to revenues. The increase of $14.5 million or 72% is due to the higher level of revenues in the first quarter of 2008 compared to the comparable period in 2007.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular quarter depending upon the amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular quarter may not be indicative of compensation expense in a future period.

Non-Compensation Expenses

Our non-compensation expense includes the costs for occupancy and rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation, interest expense and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $10.7 million in the first quarter of 2008, which compared to $9.2 million in the first quarter of 2007, representing an increase of 16%. The increase is principally related to an increase in interest expense due to greater short term borrowings and greater information services and travel costs primarily incurred as a result of the growth in personnel and business development activities in the first quarter of 2008 as compared to the same period in 2007.

Non-compensation expense as a percentage of revenue in the three months ended March 31, 2008 was 14%, compared to 21% for the three months ended March 31, 2007. The decrease in non-compensation expenses as a percentage of revenue in the first quarter of 2008 as compared to the same period in 2007 reflects higher amount of non-compensation expenses spread over higher revenue.

The firm’s non-compensation expense as a percentage of revenue can vary as a result of a variety of factors including fluctuation in quarterly revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, the amount of short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expense as a percentage of revenue in any particular quarter may not be indicative of the non-compensation expense as a percentage of revenue in future periods.

Provision for Income Taxes

The provision for taxes in the first quarter of 2008 was $10.9 million, which reflects an effective tax rate of approximately 36%. This compares to a provision for taxes in the first quarter of 2007 of

$5.3 million based on an effective tax rate of approximately 38% for the period. The increase in the provision for taxes is due to higher pre-tax income in the period partially offset by a slightly lower effective tax rate resulting from a decrease in the corporate tax rates in all foreign jurisdictions in which we operate.

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

We generate cash from both our operating activities in the form of advisory fees and asset management fees and our merchant banking investments in the form of distributions of investment proceeds and profit overrides. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, investments in merchant banking funds, payment of dividends, repurchase of shares of our stock and leasehold improvements. Because a large portion of the compensation we pay to our employees is distributed in annual bonus awards in February of each year, our net cash balance is generally at its lowest level during the first quarter and increases throughout the remainder of the year.

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

To increase our financial flexibility, during 2007, we increased our revolving loan facility to $90 million to provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes. Borrowings under the facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, applicable. Interest on borrowings is based on one month LIBOR plus 1.45% and interest is payable monthly.  The revolving bank loan facility matures on June 30, 2009. At March 31, 2008, $66.8 million of borrowings were outstanding on the loan facility and we were in compliance with all loan covenants.

As of March 31, 2008, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP and GCP Europe and other merchant banking activities of $77.7 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. Our unfunded remaining commitment to GCP I expired on March 31, 2007.

The firm repurchased 78,630 shares of its common stock in open market purchases at an average price of $63.58 during the first quarter of 2008. In addition, during the three months ended March 31, 2008, the Company is deemed to have repurchased 55,898 shares of its common stock at an average price of $66.55 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In January 2008, our Board of Directors authorized us to repurchase common stock in the open market up to $100 million through January 2009. The firm has remaining authorization to repurchase up to $95.0 million of common stock in open market transactions.

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

Cash Flows

In the first three months of 2008, our cash and cash equivalents decreased by $104.4 million from December 31, 2007. We used $64.4 million in operating activities, including $29.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $93.7 million (principally from the annual payment of bonuses and taxes). We generated $0.4 million in investing activities, including $9.5 million from the sale of investments, $4.0 million from distributions received from our merchant banking investments, partially offset by $12.7 million in new investments in our merchant banking funds and $0.4 million primarily for the build-out of new office space. We used $41.3 million for financing activities, including $19.7 million for the net repayment of our revolving loan facility, $8.7 million for the repurchase of our common stock and $13.1 million for the payment of dividends.

In the first three months of 2007, our cash and cash equivalents decreased by $24.7 million from December 31, 2006. We used $51.5 million in operating activities, including $14.9 million from net income after giving effect to the non-cash items and a net decrease in working capital of $66.4 million (principally from the annual payment of bonuses and taxes). We generated $32.2 million in investing activities, including $38.8 million from the sale of auction rate securities and $4.9 million from distributions received from our merchant banking investments, partially offset by $10.7 million in new investments in our merchant banking funds and $0.8 million primarily for the build-out of new office space. We used $5.7 million for financing activities, including $10.2 million for the repurchase of our common stock and $7.6 million for the payment of dividends. A portion of our financing activities were funded through net borrowings of $11.5 million.

Market Risk

We limit our investments to (1) short term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe and other merchant banking funds and similar vehicles.

We have invested our cash in short duration, highly rated fixed income investments including bank deposits and money market funds. Changes in interest rates and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes will have a material effect on our results of operations. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short term cash investments are primarily denominated in U.S. dollars, pound sterling and Euros, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. To the extent that the cash balances in local currency exceed our short term obligations, we may hedge our foreign currency exposure.

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at March 31, 2008, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of

$2.4 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which 49% of our revenues for the three months ended March 31, 2008 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

The condensed consolidated financial statements of the firm include all consolidated accounts and Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, Greenhill & Co Europe LLP and Greenhill Capital Partners Europe LLP, after eliminations of all significant inter-company accounts and transactions. In accordance with FASB Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46-R’’), the firm consolidates the general partners of our merchant banking funds in which we have a majority of the economic interest. The general partner accounts for its investment in its merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, ‘‘The Equity Method of Accounting for Investments in Common Stock’’ (‘‘APB 18’’). As such, the general partner records its proportionate share of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting and generally record all their assets and liabilities at fair value, the general partner’s investment in merchant banking funds represent an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ‘‘Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights’’ (‘‘EITF 04-5’’), is subject to removal by a simple majority of unaffiliated third-party investors.

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

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by such funds on investments managed on behalf of unaffiliated investors for GCP I and principally all investors, except the firm for GCP II, GCP Europe and GSAVP. The profit overrides earned by the firm are recognized on an accrual basis throughout the period in accordance with Method 2 of EITF D-96, ‘‘Accounting for Management Fees Based on A Formula’’ (‘‘D-96’’). In accordance with Method 2 of D-96 the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to pay back a portion of the overrides to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole. We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2008, we have not reserved for any clawback obligations under applicable fund agreements.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS 123(R)’’), which is a revision of FASB Statement No. 123, ‘‘Accounting for Stock-Based Compensation’’, the fair value of restricted stock units granted to employees with future service requirements are recorded as compensation expense and generally are amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The firm records dividend equivalent payments on outstanding restricted stock units as a charge to stockholders’ equity.

Provision for Taxes

The firm accounts for taxes in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’(‘‘SFAS 109’’), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

Effective on January 1, 2007, the firm adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109’’ (‘‘FIN 48’’), which prescribes a single, comprehensive model for how a firm should recognize, measure, present and disclose in its condensed consolidated financial statements uncertain tax positions that the firm has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The firm’s deferred tax liabilities are presented as a component of taxes payable on the condensed consolidated statements of financial condition. Management applies the ‘‘more-likely-than-not criteria’’ included in FIN 48 (as further discussed below) when determining tax benefits and the establishment of the valuation allowance. The implementation of FIN 48 did not result in any current adjustment or any cumulative effect and therefore, no adjustment was recorded to retained earnings upon adoption.

Derivatives Instruments

The firm accounts for the GHLAC Warrants, which were obtained in connection with its investment in the GHLAC under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and other hedging activities. In accordance with SFAS 133, the firm records the GHLAC Warrants in the Condensed Consolidated Statement of Financial Condition at fair value, with changes in fair value recorded in ‘‘Merchant banking revenue’’ in the Condensed Consolidated Statement of Income.

Accounting Developments

In December 2007, FASB No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51’’ (‘‘SFAS 160’’) was issued. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The effective date for SFAS is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The firm is currently evaluating the potential impact of adopting SFAS 160 on its financial condition, results of operations and cash flows.

In March 2008, FASB No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133’’ (‘‘SFAS 161’’) was issued. SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning November 15, 2008. The firm is currently evaluating the potential impact of adopting SFAS 161.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See ‘‘Item 2. Market Risk’’ above for a discussion of market risks.

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

No change in the firm’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the firm’s internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

From time to time, in the ordinary course of our business, we are involved in lawsuits, claims, audits, investigations and employment disputes, the outcome of which, in the opinion of the firm’s management, will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A:    Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the First Quarter of 2008:

Period	Total Number of Shares Repurchased[3]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[4]
January 1 – January 31	—	$—	—	$100,000,000
February 1 – February 29	—	—	—	100,000,000
March 1 – March 31	78,630	63.58	78,630	95,000,421

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the 2008 annual meeting of stockholders of the Company held on April 30, 2008, the Company’s stockholders elected seven directors each for a one-year term. The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
Robert F. Greenhill	24,998,528	756,828
Scott L. Bok	25,030,562	724,794
Simon A. Borrows	25,042,220	713,136
John C. Danforth	25,667,223	88,133
Steven F. Goldstone	25,638,715	116,641
Stephen L. Key	25,667,244	88,112
Isabel V. Sawhill	25,628,670	126,686

The Audit Committee’s retention of Ernst & Young LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008, was ratified by the stockholders by a vote of 25,688,275 for and 65,867 against. There were 1,211 abstentions.

The Company’s Amended and Restated Equity Incentive Plan was approved by the stockholders by a vote of 22,207,050 for 2,568,651 against. There were 72,090 abstentions.

[3]	Excludes 55,898 shares the Company is deemed to have repurchased at $66.55 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
[4]	These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $100.0 million in shares of our common stock, as announced on January 31, 2008.

Item 5.    Other Information

None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2007).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on May 5, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit Number	Description
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).

Exhibit Number	Description
10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.34	Form of First modification agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

Exhibit Number		Description
10.39		Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.40		Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.41		Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.42		Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.43*	Amended and Restated Equity Incentive Plan.
31	.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31	.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31	.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32	.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008

GREENHILL & CO., INC.
By: /s/ SCOTT L. BOK
Name: Scott L. Bok Title: Co-Chief Executive Officer
By: /s/ SIMON A. BORROWS
Name: Simon A. Borrows Title: Co-Chief Executive Officer
By: /s/ RICHARD J. LIEB
Name: Richard J. Lieb Title: Chief Financial Officer