Form 10-Q
period 2008-06-30
GREENHILL & CO INC
filed 2008-08-08
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of July 28, 2008, there were 26,663,088 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Item No.		Page

Part I. Financial Information

1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial Condition as of June 30, 2008 (unaudited) and December 31, 2007	4

	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2008 (unaudited) and year ended December 31, 2007	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	32

4.	Controls and Procedures	32

Part II. Other Information

1.	Legal Proceedings	33

1A.	Risk Factors	33

2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

3.	Defaults Upon Senior Securities	33

4.	Submission of Matters to a Vote of Security Holders	33

5.	Other Information	33

6.	Exhibits	33

Signatures		S-1

Exhibits		E-1

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

Our public internet site is http://www.greenhill.com. We will make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Corporate Governance” section, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

Part I.  Financial Information

Item 1.	Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	June 30,
	2008	December 31,
	(unaudited)	2007

Assets
Cash and cash equivalents	$80,150,794	$191,670,516
Advisory fees receivable, net of allowance for doubtful accounts of $0.4 million and $0.4 million as of June 30, 2008 and December 31, 2007, respectively	23,964,161	26,753,578
Other receivables	2,607,062	2,485,594
Property and equipment, net of accumulated depreciation and amortization of $33.8 million and $31.5 million as of June 30, 2008 and December 31, 2007, respectively	13,799,305	14,527,341
Investments in affiliated merchant banking funds	137,704,224	89,425,693
Other investments	12,447,608	8,588,518
Due from affiliates	495,228	77,086
Goodwill	19,284,806	19,728,022
Deferred tax asset	20,636,654	20,636,654
Other assets	31,036	320,328

Total assets	$311,120,878	$374,213,330

Liabilities and Stockholders’ Equity
Compensation payable	$46,034,901	$108,060,851
Accounts payable and accrued expenses	5,417,306	7,126,770
Bank loan payable	77,975,000	86,450,000
Taxes payable	16,099,442	25,731,177
Due to affiliates	—	1,445,044

Total liabilities	145,526,649	228,813,842

Minority interest in net assets of affiliates	2,383,388	2,253,128
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 31,498,086 and 31,232,236 shares issued as of June 30, 2008 and December 31, 2007, respectively; 26,661,429 and 26,729,886 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	314,981	312,322
Restricted stock units	45,474,743	42,743,802
Additional paid-in capital	141,485,206	126,268,395
Exchangeable shares of subsidiary; 257,156 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	15,352,213	15,352,213
Retained earnings	212,522,532	190,416,057
Accumulated other comprehensive income	6,632,077	5,583,019
Treasury stock, at cost; par value $0.01 per share; 4,836,657 and 4,502,350 shares as of June 30, 2008 and December 31, 2007, respectively	(258,570,911)	(237,529,448)

Stockholders’ equity	163,210,841	143,146,360

Total liabilities, minority interest and stockholders’ equity	$311,120,878	$374,213,330

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Advisory fees	$49,892,910	$126,916,746	$119,342,305	$163,246,880
Merchant banking revenue	57,728,641	11,716,656	62,259,456	18,056,525
Interest income	1,048,124	1,960,373	2,448,299	2,768,371

Total revenues	108,669,675	140,593,775	184,050,060	184,071,776
Expenses
Employee compensation and benefits	49,838,192	64,384,474	84,513,169	84,615,729
Occupancy and equipment rental	2,770,988	2,225,157	5,385,936	4,487,030
Depreciation and amortization	1,146,535	1,042,612	2,252,356	2,038,298
Information services	1,325,522	1,331,473	3,059,004	2,563,187
Professional fees	1,287,675	1,049,434	2,211,974	1,884,931
Travel related expenses	1,652,221	1,919,609	3,599,115	3,742,818
Interest expense	911,155	928,997	2,067,341	1,246,492
Other operating expenses	2,715,864	2,110,723	3,907,927	3,799,041

Total expenses	61,648,152	74,992,479	106,996,822	104,377,526
Income before taxes and minority interest	47,021,523	65,601,296	77,053,238	79,694,250
Minority interest in net income of affiliates	375,975	86,828	325,776	124,537

Income before taxes	46,645,548	65,514,468	76,727,462	79,569,713
Provision for taxes	17,727,176	22,786,272	28,596,829	28,121,602

Net income	$28,918,372	$42,728,196	$48,130,633	$51,448,111

Average common shares outstanding:
Basic	27,848,736	28,970,657	27,903,707	29,201,696
Diluted	27,904,439	29,087,226	27,962,961	29,332,144
Earnings per share:
Basic	$1.04	$1.47	$1.72	$1.76
Diluted	$1.04	$1.47	$1.72	$1.75
Dividends declared and paid per common share	$0.45	$0.25	$0.90	$0.50

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders’ Equity

	Six Months Ended
	June 30,	Year Ended
	2008	December 31,
	(unaudited)	2007

Common stock, par value $0.01 per share
Common stock, beginning of the year	$312,322	$310,345
Common stock issued	2,659	1,977

Common stock, end of the period	314,981	312,322

Restricted stock units
Restricted stock units, beginning of the year	42,743,802	21,205,268
Restricted stock units recognized	16,556,151	29,088,080
Restricted stock units delivered	(13,825,210)	(7,549,546)

Restricted stock units, end of the period	45,474,743	42,743,802

Additional paid-in capital
Additional paid-in capital, beginning of the year	126,268,395	116,251,930
Common stock issued	14,001,215	7,852,109
Tax benefit from the delivery of restricted stock units	1,215,596	2,164,356

Additional paid-in capital, end of the period	141,485,206	126,268,395

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	15,352,213	15,352,213
Exchangeable shares of subsidiary issued	—	—

Exchangeable shares of subsidiary, end of the period	15,352,213	15,352,213

Retained earnings
Retained earnings, beginning of the year	190,416,057	112,052,519
Dividends	(26,024,158)	(36,912,734)
Net income	48,130,633	115,276,272

Retained earnings, end of the period	212,522,532	190,416,057

Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the year	5,583,019	2,896,461
Currency translation adjustment	1,049,058	2,686,558

Accumulated other comprehensive income, end of the period	6,632,077	5,583,019

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(237,529,448)	(112,507,426)
Repurchased	(21,041,463)	(125,022,022)

Treasury stock, end of the period	(258,570,911)	(237,529,448)

Total stockholders’ equity	$163,210,841	$143,146,360

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Operating activities:
Net income	$48,130,633	$51,448,111
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Non-cash items included in net income:
Depreciation and amortization	2,252,356	2,038,298
Net investment gains	(52,618,053)	(9,972,976)
Restricted stock units recognized and common stock issued	16,734,815	15,233,686
Changes in operating assets and liabilities:
Advisory fees receivable	2,789,417	(30,444,535)
Due to (from) affiliates	(418,142)	(928,263)
Other receivables and assets	170,380	(877,379)
Compensation payable	(62,025,950)	(8,783,587)
Accounts payable and accrued expenses	(1,709,464)	(1,301,006)
Minority interest in net assets of affiliates	130,260	472,888
Taxes payable	(9,631,735)	(8,950,547)

Net cash used in (provided by) operating activities	(56,195,483)	7,934,690

Investing activities:
Purchase of investments	(14,637,616)	(31,465,338)
Sale of investment	11,232,727	30,053,602
Distributions from investments	3,953,659	17,724,138
Purchase of securities	—	(5,000,000)
Sale or maturity of securities	—	43,753,193
Purchase of property and equipment	(1,368,889)	(2,954,507)

Net cash used in (provided by) investing activities	(820,119)	52,111,088

Financing activities:
Proceeds of revolving bank loan	54,600,000	84,500,000
Repayment of revolving bank loan	(63,075,000)	(40,000,000)
Repayment of notes to UK members	(1,445,044)	—
Dividends paid	(26,024,156)	(15,081,149)
Purchase of treasury stock	(21,041,463)	(74,795,670)
Net tax benefit from the delivery of restricted stock units	1,215,596	1,967,642

Net cash used in financing activities	(55,770,067)	(43,409,177)

Effect of exchange rate changes on cash and cash equivalents	1,265,947	1,364,347

Net decrease (increase) in cash and cash equivalents	(111,519,722)	18,000,948
Cash and cash equivalents, beginning of period	191,670,516	62,386,286

Cash and cash equivalents, end of period	$80,150,794	$80,387,234

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,863,805	$1,002,459

Cash paid for taxes, net of refunds	$36,709,943	$35,353,255

See accompanying notes to condensed consolidated financial statements (unaudited).

Note 1 —	Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt, Toronto, Dallas and San Francisco.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes financial advice on mergers, acquisitions, restructurings and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II and GCP Europe, the “Greenhill Funds”), and the Company’s principal investments in the Greenhill Funds and other merchant banking funds and similar vehicles.

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (“G&Co”), Greenhill Capital Partners, LLC (“GCPLLC”), Greenhill Venture Partners, LLC (“GVP”), Greenhill Aviation Co., LLC (“GAC”), Greenhill & Co. Europe Holdings Limited (“GCE”), and Greenhill & Co. Holding Canada Ltd (“GCH”).

G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the Financial Industry Regulation Authority. G&Co is engaged in the investment banking business principally in North America.

GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCEI”) and Greenhill Capital Partners Europe LLP (“GCPE”), through its controlling membership interests. GCI and GCEI are engaged in investment banking activities, principally in Europe, and are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, our UK-based private equity fund that invests in a diversified portfolio of private equity and equity related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The majority of the investors in GCP Europe are third parties; however, the Company and its employees have also made investments in GCP Europe.

The Company, through Greenhill & Co. Canada Ltd., a wholly-owned Canadian subsidiary of GCH, engages in investment banking activities in Canada.

GCPLLC is an investment adviser, registered under the Investment Advisers Act of 1940 (“IAA”). GCPLLC provides investment advisory services to GCP I and GCP II, our U.S. based private equity funds that invest in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP I and GCP II are third parties; however, the Company and its employees have also made investments in GCP I and GCP II.

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

On February 21, 2008, the Company completed the initial public offering of units in its subsidiary, GHL Acquisition Corp., a blank check company (“GHLAC”). In the offering, GHLAC sold 40,000,000 units for an aggregate purchase price of $400,000,000. Each unit consists of one share of

GHLAC’s common stock (“GHLAC Common Stock”) and one warrant (the “Founder Warrants”). In addition, the Company purchased private placement warrants for an aggregate purchase price of $8,000,000 (the “GHLAC Private Placement Warrants,” together with the Founder Warrants, the “GHLAC Warrants”). Currently, the Company owns approximately 8,369,563 (17.3%) of the outstanding common stock of GHLAC. As a result of its public offering GHLAC is no longer a wholly-owned subsidiary of the Company.

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

The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest, including GCI, GCEI and GCPE, after eliminations of all significant inter-company accounts and transactions. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”), the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). As such, the general partners record their proportionate shares of income from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, “Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), is subject to removal by a simple majority of unaffiliated third-party investors.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. The condensed consolidated financial information as of December 31, 2007 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Minority Interest

The portion of the consolidated interests in the general partners of our merchant banking funds, which are held directly by employees of the Company, are represented as minority interest in the accompanying condensed consolidated financial statements.

Revenue Recognition

Advisory Fees

The Company recognizes financial advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The Company recognizes placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as advisory fee income over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.2 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively and $2.3 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively.

Merchant Banking Revenue

Merchant banking revenue consists of (i) management fees on the Company’s merchant banking activities, (ii) gains (or losses) from the Company’s investments in merchant banking funds and other principal investment activities, and (iii) merchant banking profit overrides.

Management fees earned from the Company’s merchant banking activities are recognized over the period of related service.

The Company recognizes revenue on investments in its merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds.

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors in GCP I and principally all investors, except the Company in GCP II, GCP Europe and GSAVP. The profit overrides earned by the Company are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, “Accounting for Management Fees Based on a Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2008, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments” for further discussion of the merchant banking revenue recognized.

Investments

The Company’s investments in merchant banking funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The Company’s holdings of the GHLAC common stock are also recorded under the equity method of accounting. The Company’s other investments are recorded at estimated fair value.

Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record any bad debt expense for the six months ended June 30, 2008, and had bad debt expense of $0.1 million for the six months ended June 30, 2007.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, the fair value of restricted stock units granted to employees with future service requirements are recorded as compensation expense and generally are amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The Company records dividend equivalent payments on outstanding restricted stock units as a charge to stockholders’ equity.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with FASB Statement No. 128, “Earnings per Share” (“SFAS 128”). Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

Foreign Currency Translation

Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented in accordance with FASB Statement No. 52 “Foreign Currency Translation” (“SFAS 52”). Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statement of changes in stockholders’ equity. Foreign currency transaction gains and losses are included in the condensed consolidated statement of income.

Goodwill

Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating business is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with SFAS 52. Any translation gain or loss resulting from the translation is included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statement of changes in stockholders’ equity.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the life of the assets. Amortization of leasehold improvements is computed by the straight-line method over the lesser of the life of the asset or the term of the lease.

Provision for Taxes

The Company accounts for taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At June 30, 2008 and December 31, 2007, the carrying value of the Company’s cash equivalents approximated fair value.

Financial Instruments and Fair Value

The Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), as of January 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

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

Derivative Instruments

The Company accounts for the GHLAC Warrants, which were obtained in connection with its investment in the GHLAC under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and other hedging activities. In accordance with SFAS 133, the Company records the GHLAC Warrants in the condensed consolidated statement of financial condition at fair value, with changes in fair value recorded in merchant banking revenue in the condensed consolidated financial statements.

Accounting Developments

In December 2007, FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) was issued. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the potential impact of adopting SFAS 160 on its condensed consolidated financial statements.

In March 2008, FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”) was issued. SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161 on its condensed consolidated financial statements.

In June 2008, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”) was issued. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earning per share under the two-class method described in SFAS 128. FSP EITF 03-06-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1 on its condensed consolidated financial statements.

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

The Company’s merchant banking revenue, by source, is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Management fees	$4,592	$4,241	$9,641	$8,084
Net realized and unrealized gains on investments in merchant banking	18,093	4,760	19,273	5,664
Net realized and unrealized merchant banking profit overrides	35,700	1,900	34,600	2,500
Other realized and unrealized investment income (loss)	(656)	816	(1,255)	1,809

Merchant banking revenue	$57,729	$11,717	$62,259	$18,057

The carrying values of the Company’s investments in affiliated merchant banking funds are as follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(in thousands)

Investment in GCP I	$14,554	$24,977
Investment in GCP II	109,085	53,240
Investment in GSAVP	3,815	2,982
Investment in GCP Europe	10,250	8,227

Investments in affiliated merchant banking funds	$137,704	$89,426

At June 30, 2008 and December 31, 2007, the investment in GCP I included $0.6 million and $1.0 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At June 30, 2008 and December 31, 2007, the investment in GCP II included $1.7 million and $1.2 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At June 30, 2008 and December 31, 2007, approximately $19.7 million and $5.3 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio and is payable, subject to clawback, at the time the funds realize cash proceeds.

At June 30, 2008, the Company had unfunded commitments of $74.0 million to the Greenhill Funds. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment date of each fund. The commitments to GCP I expired on March 31, 2007. At June 30, 2008, the Company had unfunded commitments to GCP II of $30.5 million which may be funded through June 2010, unfunded commitments to GSAVP of $6.4 million which may be funded through September 2011, and unfunded commitments to GCP Europe of $37.1 million which may be funded through December 2012.

Due to the significant carrying values of the Company’s investment in GCP I and GCP II, summarized financial information is provided below. This information is not provided for the Company’s investments in GSAVP and GCP Europe.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(in thousands)

Cash	$23,431	$17,726
Portfolio investments	135,076	263,890
Total assets	163,485	281,696
Total liabilities	9,375	2,660
Partners’ capital	154,110	279,036

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Net realized and unrealized gain on investments	$46,039	$90,451	$18,194	$97,254
Investment income	324	1,717	634	3,588
Expenses	(148)	(357)	(382)	(2,636)

Net income	$46,215	$91,811	$18,446	$98,206

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(in thousands)

Cash	$6,977	$14,040
Portfolio Investments	755,617	516,162
Total assets	763,227	530,808
Total liabilities	37,589	10,425
Partners’ capital	725,638	520,383

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Net realized and unrealized gain on investments	$169,420	$13,624	$7,621	$17,769
Investment income	1,820	1,575	218,345	3,176
Expenses	(3,434)	(3,662)	(7,100)	(7,301)

Net income	$167,806	$11,537	$218,866	$13,644

Other Investments

The Company’s other investments are as follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(in thousands)

Barrow Street Capital III, LLC	$3,038	$1,825
Tammac Holdings Corp	—	2,000
Energy Transfer Equity LP	—	4,764
Investment in GHLAC Common Stock and GHLAC Warrants	9,410	—

Total other investments	$12,448	$8,589

The Company committed $5.0 million to Barrow Street Capital III, LLC (“Barrow Street III”), of which $2.0 million remains unfunded at June 30, 2008. The remaining commitment to Barrow Street III is expected to be drawn from time to time over the commitment period, which ends in April 2009. There were no merchant banking revenues from Barrow Street III for the three and six month periods ended June 30, 2008.

The investment in Tammac Holdings Corp is in the form of a note, which bears interest at 8% per annum and matures in November 2009. Tammac Holdings Corp is a GCP I portfolio company. During the second quarter of 2008, the Company wrote off the value of its investment in Tammac Holdings Corp and recorded an unrealized loss of $2.0 million.

Fair Value Hierarchy

The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2008
(in thousands)

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
GHLAC Warrants[1]	$—	$—	$9,389	$9,389

Total investments	$—	$—	$9,389	$9,389

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2007
(in thousands)

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2007

Assets
Investment in Tammac Holdings Corp	$—	$—	$2,000	$2,000
Energy Transfer Equity LP	4,764	—	—	4,764

Total investments	$4,764	$—	$2,000	$6,764

Level 3 Gains and Losses

The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three months ended June 30, 2008.

	Beginning			Purchases,
	Balance	Realized	Unrealized	Sales, Other	Net Transfers
	March 31,	Gains	Gains or	Settlements and	in and/or	Ending Balance
	2008	or (Losses)	(Losses)	Issuances, net	out of Level 3	June 30, 2008
	(in thousands)

Assets
Investment in Tammac Holdings Corp	$2,000	$—	$(2,000)	$—	$—	$—
GHLAC Warrants[1]	8,164	—	1,225	—	—	9,389

Total investments	$10,164	$—	$(775)	$—	$—	$9,389

The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the six months ended June 30, 2008.

	Beginning			Purchases,
	Balance	Realized	Unrealized	Sales, Other	Net Transfers
	January 1,	Gains or	Gains or	Settlements and	in and/or	Ending Balance
	2008	(Losses)	(Losses)	Issuances, net	out of Level 3	June 30, 2008
	(in thousands)

Assets
Investment in Tammac Holdings Corp	$2,000	$—	$(2,000)	$—	$—	$—
GHLAC Warrants[1]	—	—	1,364	8,025	—	9,389

Total investments	$2,000	$—	$(636)	$8,025	$—	$9,389

Note 4 —	Related Parties

At June 30, 2008 and December 31, 2007, the Company had receivables of $1.6 million and $0.0 million, due from the Greenhill Funds, respectively, relating to expense reimbursements, which are included in due from affiliates.

Due to affiliates at December 31, 2007 represents undistributed earnings to the U.K. members of GCI from the period prior to the Company’s reorganization. In April 2008 the Company repaid the principal amount of undistributed earnings to the U.K. members of GCI. Included in accounts payable and accrued expenses are $0.3 million at June 30, 2008 and $0.2 million at December 31, 2007 in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 5 —	Revolving Bank Loan Facility

The Company has a $90.0 million revolving loan facility from a U.S. commercial bank to provide for working capital needs, facilitate the funding of investments and other general corporate purposes. The revolving bank loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed to GCPLLC or GVP in respect of its partnership interests in GCP I and GCP II or GSAVP, respectively. Interest on borrowings is based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving bank loan facility matures on June 30, 2009. The weighted average daily borrowings outstanding under the loan facility during the six months ended June 30, 2008 and 2007, respectively, were approximately $73.1 million and $35.7 million, respectively. The weighted average interest rates were 4.64% and 6.94% for the six month periods ended June 30, 2008 and 2007, respectively.

 1  The GHLAC Warrants consist of the Founder Warrants and the GHLAC Private Placement Warrants discussed in Note 1.

Note 6 —	Stockholders’ Equity

During the six month period ended June 30, 2008 the Company declared and paid dividends of $0.90 per common share. For the six month period ending June 30, 2008 dividend equivalents of $1.7 million were paid on the restricted stock units that are expected to vest.

In January 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of common stock in open market purchases through January 2009. During the six months ended June 30, 2008, the Company repurchased in open market transactions 240,880 shares of its common stock at an average price of $62.27. In addition, during the six months ended June 30, 2008, the Company is deemed to have repurchased 93,427 shares of its common stock at an average price of $64.67 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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

Note 7 —	Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Numerator for basic and diluted EPS — net income available to common stockholders	$28,918	$42,728	$48,131	$51,448

Denominator for basic EPS — weighted average number of shares	27,849	28,971	27,904	29,202
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	56	116	59	130

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	27,905	29,087	27,963	29,332

Earnings per share:
Basic	$1.04	$1.47	$1.72	$1.76
Diluted	$1.04	$1.47	$1.72	$1.75

Note 8 —	Income Taxes

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

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2008, G&Co’s net capital was $3.5 million, which exceeded its requirement by $2.5 million. G&Co’s aggregate indebtedness to net capital ratio was 4.32 to 1 at June 30, 2008. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of June 30, 2008, each of GCI, GCEI and GCPE were in compliance with their local capital adequacy requirements.

Note 10 —	Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

Advisory, which includes financial advice on mergers, acquisitions, restructuring and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors; and

Merchant banking, which includes the management of outside capital invested in the Greenhill Funds and the Company’s principal investments in such funds and similar vehicles.

The following provides a breakdown of our aggregate revenues by source for the three month and six month periods ended June 30, 2008 and 2007, respectively:

	For the Three Months Ended
	June 30, 2008		June 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)

Advisory fees	$49.9	46%	$127.0	90%
Merchant banking & other revenue	58.8	54%	13.6	10%

Total revenues	$108.7	100%	$140.6	100%

	For the Six Months Ended
	June 30, 2008		June 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)

Advisory fees	$119.3	65%	$163.3	89%
Merchant banking & other revenue	64.7	35%	20.8	11%

Total revenues	$184.0	100%	$184.1	100%

The Company’s advisory and merchant banking activities are closely aligned and have similar economic characteristics. A similar network of business and other relationships upon which the Company relies for advisory opportunities also generate merchant banking opportunities. Generally, the Company’s professionals and employees are treated as a common pool of available resources and the related compensation and other Company costs are not directly attributable to either particular revenue source. In reporting to management, the Company distinguishes the sources of its investment banking revenues between advisory and merchant banking. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its advisory and merchant banking activities.

Note 11 —	Subsequent Event Note

On July 30, 2008, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on September 17, 2008 to the common stockholders of record on September 3, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “firm” and “us” refer to Greenhill & Co., Inc.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Report on Form 10-K under the caption “Risk Factors”.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date hereof.

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto, Dallas and San Francisco. Our activities constitute a single business segment with two principal sources of revenue:

•	Advisory, which includes financial advice on mergers, acquisitions, restructurings and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors; and

•	Merchant banking, which currently consists primarily of management of Greenhill’s private equity funds, Greenhill Capital Partners or GCP, and Greenhill’s venture capital fund, GSAVP; Greenhill Capital Partners Europe or GCP Europe; and principal investments by Greenhill in those funds.

Historically, our advisory business has accounted for the majority of our revenues, and we expect that to remain so for the near to medium term, although there may be periods, such as the second quarter of 2008 and the first quarter of 2006, in which merchant banking revenues outweighed our advisory revenues. Since January 2005, when our first fund began to mature, merchant banking has generated approximately 24% of our total revenue.

The main driver of the advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. We plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. We expect these hires will add incrementally to our revenue and income growth potential. Furthermore, we recently expanded our advisory business with the addition of senior bankers dedicated to the fund placement advisory service.

The principal drivers of our merchant banking revenues are realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices. Presently, we have three merchant banking funds which are actively investing and we have assets under management in those funds of $1.0 billion. In addition, in early 2008 we completed a $400 million public offering of GHL Acquisition Corp., a special purpose acquisition company, which could provide a significant source of additional merchant banking revenue.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. See the “Risk Factors” in our Report on Form 10-K filed with the Securities and Exchange Commission. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Advisory revenues were $49.9 million for the three months ended June 30, 2008 compared to $127.0 million for the three months ended June 30, 2007, which represents a decrease of 61%. Advisory revenues were $119.3 million for the six months ended June 30, 2008 compared to $163.3 million for the six months ended June 30, 2007, which represents a decrease of 27%. At the same time global M&A completed transactions decreased 28% from $1,846 billion in the first six months of 2007 to $1,338 billion in the first six months of 20082.

During the past twelve months the financial markets have experienced a sharp contraction in credit availability and global M&A activity. Because we earn a majority of our advisory revenue from completion fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction, it is likely that our advisory business will be impacted by a reduction in M&A activity. We believe, however, that our simple business model as an independent, unconflicted advisor will continue to attract new clients and that we will also continue to generate advisory revenue that is unconnected to the completion of publicly announced transactions. Further, we believe we will continue to attract talented senior bankers who will give us the opportunity to compete for advisory assignments in industry sectors and geographies in which we had not previously had a presence.

Merchant banking and other revenues were $58.8 million for the three months ended June 30, 2008 compared to $13.6 million for the three months ended June 30, 2007, which represents an increase of 332%. Merchant banking and other revenues were $64.7 million for the six months ended June 30, 2008 compared to $20.8 million for the six months ended June 30, 2007, which represents an increase of 211%. Merchant banking revenues principally consisted of management fees, unrealized gains on investments in GCP, and related accrued merchant banking profit overrides. During the six months ended June 30, 2008, we benefited from a substantial increase in the fair value of our merchant banking portfolio as described in more detail below.

Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of advisory and merchant banking revenue realized by the firm.

Results of Operations

Summary

Our second quarter 2008 revenues of $108.7 million compare with revenues of $140.6 million for the second quarter of 2007, which represents a decrease of $31.9 million or 23%. The decrease in revenue in the second quarter 2008 revenue as compared to the same period in the prior year was

 2  Source: Thomson Financial as of July 21, 2008.

primarily attributable to a decrease in advisory revenue offset by higher merchant banking revenue. On a year-to-date basis, revenue through June 30, 2008 was $184.0 million, compared to $184.1 million for the comparable period in 2007, representing a decrease of $0.1 million or 0.1%. While year-to-date revenues were comparable for 2008 and 2007, the mix of our revenues changed in 2008 as compared to 2007. In the first six months of 2008 our merchant banking revenues represented 35% of total revenues as compared to 11% in the same period in 2007. The increase in merchant banking revenue in 2008 principally resulted from the increase in the fair value of our merchant banking portfolio.

Our second quarter net income of $28.9 million compares with net income of $42.7 million for the second quarter of 2007, which represents a decrease of $13.8 million or 32%. The decrease was principally due to the aforementioned decrease in advisory revenue. On a year-to-date basis, net income was $48.1 million through June 30, 2008, compared to net income of $51.4 million for the comparable period in 2007, which represents a decrease of 6%. This decrease was primarily due to a slight increase in non-compensation expenses.

Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of merchant banking gains (or losses) and other factors. Accordingly, the revenues and net income, in any particular quarter may not be indicative of future results.

Revenues By Source

The following provides a breakdown of our total revenues by source for the three and six month periods ended June 30, 2008 and 2007, respectively:

Revenue by Principal Source of Revenue

	For the Three Months Ended
	June 30, 2008		June 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)

Advisory fees	$49.9	46%	$127.0	90%
Merchant banking & other revenue	58.8	54%	13.6	10%

Total revenues	$108.7	100%	$140.6	100%

	For the Six Months Ended
	June 30, 2008		June 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)

Advisory fees	$119.3	65%	$163.3	89%
Merchant banking & other revenue	64.7	35%	20.8	11%

Total revenues	$184.0	100%	$184.1	100%

Advisory Revenues

Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $49.9 million in advisory revenues in the second quarter of 2008 compared to $127.0 million in the second quarter of 2007, which represents a decrease of 61%. For the six months ended June 30, 2008, advisory revenues were $119.3 million compared to $163.3 million for the comparable period in 2007, representing a decrease of 27%. The decrease in our advisory revenues in the three and six months ended June 30, 2008 as compared to the same periods in the prior year reflected fewer completed assignments that were smaller in scale which is consistent with the decline in completed global M&A transactions.

Completed assignments in the second quarter of 2008 included:

•	the representation of the board of directors of Applera Corporation on the merger of its Applied Biosystems business with Invitrogen Corporation;

•	the sale of American Financial Realty Trust to Gramercy Capital Corp;

•	the acquisition by G4S plc of ArmorGroup International plc;

•	the acquisition by G4S plc of Global Solutions Limited;

•	the acquisition by Hancock Timber Resource Group of TimberStar Southwest; and

•	the representation of the special committee of the board of directors of Wendy’s International, Inc. on its merger with Triarc Companies, Inc.

We also benefited in the second quarter of 2008 from retainers and other advisory fees unrelated to transaction completions.

Merchant Banking & Other Revenue

Our merchant banking activities currently consist primarily of the management of and our investment in Greenhill’s merchant banking funds: GCP I, GCP II, GSAVP and GCP Europe. We generate merchant banking revenue from (i) management fees paid by the funds, (ii) gains (or losses) on our investments in the merchant banking funds, and (iii) profit overrides. The following table sets forth additional information relating to our merchant banking and interest income:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in millions, unaudited)

Management fees	$4.6	$4.2	$9.6	$8.1
Net realized and unrealized gains on investments in merchant banking funds	18.1	4.7	19.3	5.6
Net realized and unrealized merchant banking profit overrides	35.7	1.9	34.6	2.5
Other investment (loss) income	(0.6)	0.8	(1.3)	1.8
Interest income	1.0	2.0	2.5	2.8

Merchant banking & other revenue	$58.8	$13.6	$64.7	$20.8

The firm earned $58.8 million in merchant banking & other revenue in the second quarter of 2008 compared to $13.6 million in the second quarter of 2007, representing an increase of 332%. This increase was primarily attributable to unrealized investment gains in our merchant banking portfolio and related accrued carried interest and slightly higher management fees, offset by principal investment losses and lower interest income. We benefited from substantial gains in investments in two energy companies, EXCO Resources Inc. (NYSE: XCO) and Crusader Energy Group Inc. (AMEX: KRU), both of which became publicly traded companies after we first invested in them. These gains more than offset significant losses on two private financial services companies and smaller losses on other public and private financial services companies. In total, during the second quarter of 2008, our merchant banking funds (and the firm) recognized gains in respect of eight (8) of our portfolio companies and recorded losses in respect of five (5) of our portfolio companies.

For the first six months of 2008, the firm earned $64.7 million in merchant banking and other revenue compared to $20.8 million in the first six months of 2007, an increase of 211%. This increase was primarily due to unrealized investment gains in our merchant banking portfolio and related accrued carried interest.

The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter based upon a number of factors including the length of time the investments have been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. Significant changes in general economic conditions, stock markets and commodity prices, as well as capital events at the portfolio companies such as initial public offerings or private sales of securities, may result in significant movements in the fair value of such investments. Accordingly, any such changes or capital events may have a material effect, positive or negative, on our revenues and results of operations. The frequency and timing of such changes or capital events and their impact on our results are by nature unpredictable and will vary from period to period. For example, since the end of the second quarter the publicly traded values of companies in the energy sector, including our investments in energy companies, have declined.

Moreover, the aggregate value of our merchant banking investments may fluctuate depending on the timing of the investment and liquidation events and the life cycles of each of the funds. For example, the commitment period for GCP I expired on March 31, 2007, and the investments in GCP I have been largely sold or otherwise monetized, while the commitments made to GCP II, GCPE and GSAVP are still in the process of being invested (with approximately 63% of the commitments in GCP II, 14% of the commitments in GCPE, and 29% of the commitments in GSAVP having been invested as of June 30, 2008). The time elapsed between making and monetization of investments in our merchant banking funds can vary considerably and the fair value of the investments may fluctuate significantly over that time.

At June 30, 2008, the firm had principal investments of $150.2 million, nearly all of which either were through investments in our four merchant banking funds or GHL Acquisition Corp. (our special purpose acquisition company). Of that amount, 49% of our investments related to the energy sector, 24% to the financial services sector and 27% to other industry sectors. We held 98% of our total principal investments in North American companies, with the remainder in European companies. Our investments in companies that have become publicly traded after we first invested in them represented 59% of our total investments.

In terms of new investment activity during the second quarter of 2008, our funds invested $18.1 million, 10% of which was firm capital. In the same period in 2007, our funds invested $128.4 million, 12% of which was firm capital. During the second quarter of 2008, GCP I made an in-kind distribution of its remaining shareholdings of Heartland Payment Systems (NYSE: HPY).

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

Our operating expenses for the second quarter of 2008 were $61.6 million, which compares to $75.0 million of operating expenses for the second quarter of 2007. This represents a decrease in operating expenses of $13.4 million or 18%, which relates principally to a decrease in compensation expense and is described in more detail below. The pre-tax income margin was 43% in the second quarter of 2008 compared to 47% for the second quarter of 2007.

For the six months ended June 30, 2008, total operating expenses were $107.0 million, which compares to total operating expenses of $104.4 million for the comparable period in 2007. The increase of $2.6 million or 3% relates principally to an increase in certain non-compensation expenses described in more detail below. The pre-tax income margin for the six months ended June 30, 2008 was 42% compared to 43% for the comparable period in 2007.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in millions, unaudited)

Employee compensation & benefits expense	$49.8	$64.4	$84.5	$84.6
% of revenues	46%	46%	46%	46%
Non-compensation expense	11.8	10.6	22.5	19.8
% of revenues	11%	8%	12%	11%
Total operating expense	61.6	75.0	107.0	104.4
% of revenues	57%	53%	58%	57%
Minority interest in net income of affiliates	0.4	0.1	0.3	0.1
Total income before tax	46.7	65.5	76.7	79.6
Pre-tax income margin	43%	47%	42%	43%

Compensation and Benefits

Our employee compensation and benefits expenses in the second quarter of 2008 were $49.8 million, which reflects a 46% ratio of compensation to revenues. This amount compares to $64.4 million for the second quarter of 2007, which also reflected a 46% ratio of compensation to revenues. The decrease of $14.6 million or 23% is due to the lower level of revenues in the second quarter of 2008 as compared to the same period in the prior year. For the six months ended June 30, 2008 and 2007, the ratio of compensation to revenues remained constant at 46%. Since revenues were comparable for the six month periods ended June 30, 2008 and 2007 our 2008 year-to-date employee compensation and benefits expense was $84.5 million as compared to $84.6 million for the same period in 2007.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular quarter depending upon the amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular quarter may not be indicative of compensation expense in a future period.

Non-Compensation Expenses

Our non-compensation expenses include the costs for occupancy and rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation, interest expense and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $11.8 million in the second quarter of 2008, which compared to $10.6 million in the second quarter of 2007, representing an increase of 11%. The increase is principally related to higher occupancy cost and other costs for our London and Frankfurt offices, an increase in recruitment costs and the absence of foreign currency gains during the second quarter of 2008 as compared to the prior year.

For the first six months of 2008, our non-compensation expenses were $22.5 million, which compared to $19.8 million in the first six months of 2007, representing an increase of 14%. The increase is principally related to higher occupancy cost and other costs for our London and Frankfurt offices, an increase in interest expense related to greater short term borrowings during the first six months of 2008 as compared to the same period in 2007, and higher costs for information services and recruiting fees related to an increase in personnel.

Non-compensation expenses as a percentage of revenues in the three months ended June 30, 2008 were 11% compared to 8% for the same period in the prior year. This increase in non-compensation expenses as a percentage of revenue in the second quarter of 2008 as compared to the same period in the prior year reflects a higher amount of expenses spread over lower revenues. Non-compensation expenses as a percentage of revenues in the six months ended June 30, 2008 were 12% compared to 11% for the same period in the prior year. This increase in non-compensation expenses as a percentage of revenue in the six months ended June 30, 2008 as compared to the same period in the prior year reflects a higher amount of expenses spread over a similar amount of revenues.

The firm’s non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in quarterly revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, the amount of short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular quarter may not be indicative of the non-compensation expenses as a percentage of revenue in future periods.

Provision for Income Taxes

The provision for taxes in the second quarter of 2008 was $17.7 million, which reflects an effective tax rate of approximately 38%. This compares to a provision for taxes in the second quarter of 2007 of $22.8 million, which reflects an effective tax rate of approximately 35%. The decrease in the provision for taxes results from lower pre-tax income in the period partially offset by a higher effective rate due to a greater proportion of our pre-tax income being earned in higher tax rate jurisdictions during the period.

For the six months ended June 30, 2008, the provision for taxes was $28.6 million, which reflects an effective tax rate of approximately 37%. This compares to a provision for taxes for the six months ended June 30, 2007 of $28.1 million, which reflects an effective tax rate of approximately 35% for the period. The increase in the provision for taxes is primarily due to a higher effective tax rate due to a greater proportion of our income being earned in higher tax rate jurisdictions during the current period.

The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and merchant banking income earned in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular quarter may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. As cash accumulates it is invested in short term liquid investments expected to provide significant liquidity.

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

A large portion of our liabilities are associated with unrealized earnings (i.e. recorded on our books but for which cash proceeds have not yet been received) from our merchant banking investments. A portion of the liability for accrued bonuses relates to unrealized investment gains and accrued profit overrides of our merchant banking funds and a portion of our tax liabilities are deferred until we realize such investment gains and profit overrides. The amounts payable for these liabilities may increase or decrease depending on the change in the fair value of the merchant banking funds and are payable, subject to clawback, at the time the funds realize cash proceeds.

To increase our financial flexibility we have obtained a $90 million revolving loan facility from a U.S. commercial bank. Borrowings under the facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, applicable. Interest on borrowings is based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving bank loan facility matures on June 30, 2009. At June 30, 2008, $78.0 million of borrowings were outstanding on the loan facility and we were in compliance with all loan covenants.

We utilize our revolving loan facility (as well as any cash reserves held in the U.S.) to provide for our domestic cash needs, which include the funding of capital calls for GCP II and GSAVP, dividend payments, share repurchases and for other corporate purposes. We repay the revolving loan facility with cash generated from our domestic operations and proceeds from investments.

As of June 30, 2008 we had cash and cash equivalents on hand of $80.2 million, of which $72.5 million were held outside the U.S. Since we became a C Corp at the time of our initial public offering we have been subject to federal income tax on our domestic earnings and that portion of our foreign earnings which we repatriate. It has been our policy to retain approximately 50% of our foreign earnings within our foreign operating units to minimize our global tax burden and to fund our foreign investment needs. However, in the event our cash needs in the U.S. exceed our cash reserves and availability under the revolving loan facility we may repatriate additional cash from our foreign operations.

As of June 30, 2008, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP, GCP Europe and other merchant banking activities of $76.0 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates.

The firm repurchased 162,250 shares of its common stock in open market purchases at an average price of $61.63 during the second quarter of 2008 and had remaining authorization to repurchase up to $85.0 million of common stock in open market transactions. In addition, during the three months ended June 30, 2008, the Company is deemed to have repurchased 37,529 shares of its common stock at an average price of $61.87 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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

Cash Flows

In the first six months of 2008, our cash and cash equivalents decreased by $111.5 million from December 31, 2007. We used $56.2 million in operating activities, including $14.5 million from net income after giving effect to the non-cash items, offset by a net decrease in working capital of $70.7 million (principally from the payments of year-end bonuses and taxes). We used $0.8 million in investing activities, including $14.6 million for investments in our merchant banking funds and GHL Acquisition Corp. and $1.4 million which was used for equipment purchases and leasehold improvements partially, offset by $4.0 million related to distributions received from our merchant banking investments and proceeds of $11.2 million from the sale of investments. We used $55.8 million for financing activities, including $8.5 million for the net repayment of our revolving loan facility, $21.0 million for the repurchase of our common stock, $26.0 million for the payment of dividends and $1.4 million for the repayment of prior undistributed earnings to GCI’s U.K. members.

In the first six months of 2007, our cash and cash equivalents increased by $18.0 million from December 31, 2006. We generated $7.9 million in operating activities, including $58.7 million from net income after giving effect to the non-cash items, partially offset by a net decrease in working capital of $50.8 million (principally from an increase in accounts receivable, the payment of bonuses and taxes). We generated $52.1 million in investing activities, including $38.8 million from the sale of auction rate securities, $17.7 million from distributions received from our merchant banking investments, and $30.1 million from the sale of the Ironshore investment to GCP Europe, partially offset by $31.5 million in new investments in our merchant banking funds and $3.0 million which was used for the build-out of new office space. We used $43.4 million for financing activities, including $74.8 million for the repurchase of our common stock and $15.1 million for the payment of dividends which were funded through net revolving borrowings of $44.5 million.

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

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at June 30, 2008, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of $11.6 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which, collectively, 28% of our revenues for the six months ended June 30, 2008 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates

We believe the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

The condensed consolidated financial statements of the firm include all consolidated accounts and Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, Greenhill & Co Europe LLP and Greenhill Capital Partners Europe LLP, after eliminations of all significant inter-company accounts and transactions. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”), the firm consolidates the general partners of our merchant banking funds in which we have a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). As such, the general partners record their proportionate share of income from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represent an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, “Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), is subject to removal by a simple majority of unaffiliated third-party investors.

Revenue Recognition

Advisory Fees

We recognize financial advisory fee revenue when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The firm recognizes placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as advisory fee income over the period in which the service is rendered.

Our clients reimburse certain out-of-pocket expenses incurred by us in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements.

Merchant Banking Revenue

Merchant banking revenue consists of (i) management fees on our merchant banking activities, (ii) gains (or losses) from investments in our merchant banking funds and other principal investment activities, and (iii) merchant banking profit overrides.

Management fees earned from the firm’s merchant banking activities are recognized over the period of related service.

We recognize revenue on investments in our merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds.

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors in GCP I and principally all investors, except the firm in GCP II, GCP Europe and GSAVP. The profit overrides earned by the firm are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF D-96, “Accounting for Management Fees Based on A Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2008, we have not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments” for further discussion of the merchant banking revenues recognized.

Investments

The firm’s investments in merchant banking funds are recorded under the equity method of accounting based upon the firm’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The firm’s holdings of the GHLAC common stock are also recorded under the equity method of accounting. The firm’s other investments are recorded at estimated fair value.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, the fair value of restricted stock units granted to employees with future service requirements are recorded as compensation expense and generally are amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The firm records dividend equivalent payments on outstanding restricted stock units as a charge to stockholders’ equity.

Provision for Taxes

The firm accounts for taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”(“SFAS 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

Financial Instruments and Fair Value

The firm adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), as of January 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the firm performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Derivative Instruments

The firm accounts for the GHLAC Warrants, which were obtained in connection with its investment in the GHLAC under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and other hedging activities. In accordance with SFAS 133, the firm records the GHLAC Warrants in the condensed consolidated statement of financial condition at fair value, with changes in fair value recorded in merchant banking revenue in the condensed consolidated financial statements.

Accounting Developments

In December 2007, FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) was issued. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The effective date for SFAS is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The firm is currently evaluating the potential impact of adopting SFAS 160 on its condensed consolidated financial statements.

In March 2008, FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”) was issued. SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning November 15, 2008. The firm is currently evaluating the potential impact of adopting SFAS 161 on its condensed consolidated financial statements.

In June 2008, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”) was issued. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earning per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-06-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The firm is currently evaluating the potential impact of adopting FSP EITF 03-6-1 on its condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” above for a discussion of market risks.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the firm’s management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of the firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the firm’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the firm’s internal control over financial reporting.

Part II. — Other Information

Item 1.	Legal Proceedings

From time to time, in the ordinary course of our business, we are involved in lawsuits, claims, audits, investigations and employment disputes, the outcome of which, in the opinion of the firm’s management, will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A:	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the Second Quarter of 2008:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plan	under the Plans
Period	Repurchased[3]	Paid Per Share	or Programs	or Programs[4]

April 1 – April 30	—	$—	—	$95,000,421
May 1 – May 31	162,250	61.63	162,250	85,000,605
June 1 – June 30	—	—	—	85,000,605

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters of a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

            EXHIBIT INDEX

Exhibit
Number	Description

2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2007).

 3  Excludes 37,529 shares the Company is deemed to have repurchased at $61.87 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
 4  These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $100,000,000 in shares of our common stock, as announced on January 31, 2008.

Exhibit
Number	Description

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on May 5, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit
Number	Description

10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

Exhibit
Number		Description

10.34		Form of First modification agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.35		Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.36		Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.37		Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.38		Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.39		Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.40		Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.41		Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.42		Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.43		Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).
31	.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31	.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31	.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32	.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK

Name: Scott L. Bok
Title: Co-Chief Executive Officer

By:	/s/ SIMON A. BORROWS

Name: Simon A. Borrows
Title: Co-Chief Executive Officer

By:	/s/ RICHARD J. LIEB

Name: Richard J. Lieb
Title: Chief Financial Officer

S-1