Form 10-Q
period 2008-09-30
GREENHILL & CO INC
filed 2008-10-31
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 24, 2008, there were 26,676,781 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Item No.		Page

Part I. Financial Information

1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial Condition as of September 30, 2008 (unaudited) and December 31, 2007	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2008 (unaudited) and year ended December 31, 2007	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	34

Part II. Other Information

1.	Legal Proceedings	35

1A.	Risk Factors	35

2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

3.	Defaults Upon Senior Securities	35

4.	Submission of Matters to a Vote of Security Holders	35

5.	Other Information	35

6.	Exhibits	35

Signatures		S-1

Exhibits		E-1

AVAILABLE INFORMATION

Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. You may read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

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

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	September 30,
	2008	December 31,
	(unaudited)	2007

Assets
Cash and cash equivalents	$70,257,231	$191,670,516
Advisory fees receivable, net of allowance for doubtful accounts of $0.4 million and $0.4 million as of September 30, 2008 and December 31, 2007, respectively	16,504,694	26,753,578
Other receivables	2,682,133	2,485,594
Property and equipment, net of accumulated depreciation and amortization of $34.7 million and $31.5 million as of September 30, 2008 and December 31, 2007, respectively	12,891,528	14,527,341
Investments in affiliated merchant banking funds	91,252,584	89,425,693
Other investments	12,209,774	8,588,518
Due from affiliates	1,232,281	77,086
Goodwill	18,504,746	19,728,022
Deferred tax asset	20,636,654	20,636,654
Other assets	31,036	320,328

Total assets	$246,202,661	$374,213,330

Liabilities, Minority Interest and Stockholders’ Equity
Compensation payable	$16,130,362	$108,060,851
Accounts payable and accrued expenses	10,543,458	7,126,770
Bank loan payable	81,200,000	86,450,000
Taxes payable	3,200,970	25,731,177
Due to affiliates	—	1,445,044

Total liabilities	111,074,790	228,813,842

Minority interest in net assets of affiliates	2,164,598	2,253,128
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 31,522,503 and 31,232,236 shares issued as of September 30, 2008 and December 31, 2007, respectively; 26,676,781 and 26,729,886 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	315,213	312,322
Restricted stock units	51,694,714	42,743,802
Additional paid-in capital	142,819,442	126,268,395
Exchangeable shares of subsidiary; 257,156 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	15,352,213	15,352,213
Retained earnings	187,857,105	190,416,057
Accumulated other comprehensive income (loss)	(5,941,838)	5,583,019
Treasury stock, at cost; par value $0.01 per share; 4,845,722 and 4,502,350 shares as of September 30, 2008 and December 31, 2007, respectively	(259,133,576)	(237,529,448)

Stockholders’ equity	132,963,273	143,146,360

Total liabilities, minority interest and stockholders’ equity	$246,202,661	$374,213,330

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Advisory fees	$37,004,234	$116,457,989	$156,346,539	$279,704,869
Merchant banking revenue	(52,784,104)	1,753,447	9,475,352	19,809,972
Interest income	842,371	1,141,797	3,290,670	3,910,168

Total revenues	(14,937,499)	119,353,233	169,112,561	303,425,009
Expenses
Employee compensation and benefits	(6,645,647)	54,947,307	77,867,522	139,563,036
Occupancy and equipment rental	2,548,104	2,595,479	7,934,040	7,082,509
Depreciation and amortization	1,174,515	1,059,673	3,426,871	3,097,971
Information services	1,465,913	1,384,237	4,524,917	3,947,424
Professional fees	959,870	1,097,623	3,171,844	2,982,554
Travel related expenses	2,006,562	1,247,777	5,605,677	4,990,595
Interest expense	858,149	834,664	2,925,490	2,081,156
Other operating expenses	1,582,924	1,952,826	5,490,851	5,751,867

Total expenses	3,950,390	65,119,586	110,947,212	169,497,112
Income (loss) before taxes and minority interest	(18,887,889)	54,233,647	58,165,349	133,927,897
Minority interest in net income (loss) of affiliates	(490,443)	(97,433)	(164,667)	27,104

Income (loss) before taxes	(18,397,446)	54,331,080	58,330,016	133,900,793
Provision (benefit) for taxes	(6,708,991)	19,028,934	21,887,838	47,150,536

Net income (loss)	$(11,688,455)	$35,302,146	$36,442,178	$86,750,257

Average common shares outstanding:
Basic	27,893,391	28,069,522	27,944,588	28,847,401
Diluted	27,893,391	28,153,820	28,001,482	28,951,101
Earnings (loss) per share:
Basic	$(0.42)	$1.26	$1.30	$3.01
Diluted	$(0.42)	$1.25	$1.30	$3.00
Dividends declared and paid per common share	$0.45	$0.38	$1.35	$0.88

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in
Stockholders’ Equity

	Nine Months Ended
	September 30,	Year Ended
	2008	December 31,
	(unaudited)	2007

Common stock, par value $0.01 per share
Common stock, beginning of the year	$312,322	$310,345
Common stock issued	2,891	1,977

Common stock, end of the period	315,213	312,322

Restricted stock units
Restricted stock units, beginning of the year	42,743,802	21,205,268
Restricted stock units recognized	23,964,699	29,088,080
Restricted stock units delivered	(15,013,787)	(7,549,546)

Restricted stock units, end of the period	51,694,714	42,743,802

Additional paid-in capital
Additional paid-in capital, beginning of the year	126,268,395	116,251,930
Common stock issued	15,278,914	7,852,109
Tax benefit from the delivery of restricted stock units	1,272,133	2,164,356

Additional paid-in capital, end of the period	142,819,442	126,268,395

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	15,352,213	15,352,213
Exchangeable shares of subsidiary issued	—	—

Exchangeable shares of subsidiary, end of the period	15,352,213	15,352,213

Retained earnings
Retained earnings, beginning of the year	190,416,057	112,052,519
Dividends	(39,001,130)	(36,912,734)
Net income	36,442,178	115,276,272

Retained earnings, end of the period	187,857,105	190,416,057

Accumulated other comprehensive income
Accumulated other comprehensive income (loss), beginning of the year	5,583,019	2,896,461
Currency translation adjustment	(11,524,857)	2,686,558

Accumulated other comprehensive income, end of the period	(5,941,838)	5,583,019

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(237,529,448)	(112,507,426)
Repurchased	(21,604,128)	(125,022,022)

Treasury stock, end of the period	(259,133,576)	(237,529,448)

Total stockholders’ equity	$132,963,273	$143,146,360

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net income	$36,442,178	$86,750,257
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Non-cash items included in net income:
Depreciation and amortization	3,426,871	3,097,971
Net investment (gains) losses	5,224,244	(7,085,883)
Restricted stock units recognized and common stock issued	24,232,717	22,787,196
Changes in operating assets and liabilities:
Advisory fees receivable	10,248,884	(12,103,566)
Due to (from) affiliates	(1,155,195)	(2,114,075)
Other receivables and assets	95,309	(820,540)
Compensation payable	(91,930,489)	21,141,190
Accounts payable and accrued expenses	3,416,688	2,457,512
Minority interest in net assets of affiliates	(88,530)	112,611
Taxes payable	(22,530,207)	(21,682,751)

Net cash provided by (used in) operating activities	(32,617,530)	92,539,922

Investing activities:
Purchase of investments	(40,623,769)	(31,917,738)
Sale of investment	11,232,727	30,053,602
Distributions from investments	17,699,255	32,996,560
Purchase of securities	—	(5,000,000)
Sale or maturity of securities	—	43,753,193
Purchase of property and equipment	(2,103,510)	(3,517,266)

Net cash provided by (used in) investing activities	(13,795,297)	66,368,351

Financing activities:
Proceeds of revolving bank loan	83,125,000	165,450,000
Repayment of revolving bank loan	(88,375,000)	(125,850,000)
Repayment of notes to UK members	(1,445,044)	—
Dividends paid	(39,001,130)	(25,996,898)
Purchase of treasury stock	(21,604,128)	(124,895,565)
Net tax benefit from the delivery of restricted stock units	1,272,133	2,058,974

Net cash used in financing activities	(66,028,169)	(109,233,489)

Effect of exchange rate changes on cash and cash equivalents	(8,972,289)	4,112,645

Net increase (decrease) in cash and cash equivalents	(121,413,285)	53,787,429
Cash and cash equivalents, beginning of period	191,670,516	62,386,286

Cash and cash equivalents, end of period	$70,257,231	$116,173,715

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,627,779	$2,218,529

Cash paid for taxes, net of refunds	$44,619,909	$66,917,186

See accompanying notes to condensed consolidated financial statements (unaudited).

Note 1 —	Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt, Toronto, Tokyo, Dallas and San Francisco.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.3 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively and $3.2 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors in GCP I and principally all investors (except the Company in GCP II, GCP Europe and GSAVP). The profit overrides earned by the Company are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, “Accounting for Management Fees Based on a Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2008, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments” for further discussion of the merchant banking revenue recognized.

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

Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record any bad debt expense for the nine months ended September 30, 2008, and had bad debt expense of $0.2 million for the nine months ended September 30, 2007.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At September 30, 2008 and December 31, 2007, the carrying value of the Company’s cash equivalents approximated fair value.

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

Affiliated Merchant Banking Investments

The Company invests in merchant banking funds for which it also acts as the managing general partner. In addition to recording its direct investments in the funds, the Company consolidates each general partner in which it has a majority of the economic interest.

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

As the managing general partner the Company makes investment decisions for the Greenhill Funds and is entitled to receive an override of the profits realized from the funds. The Company includes in consolidated merchant banking revenue all realized and unrealized profit overrides it earns from the Greenhill Funds. This includes profit overrides of the managing general partner of GCP I with respect to all investments it made after January 1, 2004 and the profit overrides of the general partners of GCP II, GCP Europe and GSAVP for all investments. From an economic perspective, profit overrides in respect of all merchant banking investments made after January 1, 2004 are generally allocated 50% to the Company and 50% to employees of the Company. In addition, the Company also includes in merchant banking revenue its portion and certain employees’ portion of the profit overrides of GCP I with respect to investments made prior to January 1, 2004. The economic share of the profit overrides allocated to the employees of the Company is recorded as compensation expense.

The Company’s merchant banking revenue, by source, is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Management fees	$5,058	$4,641	$14,700	$12,724
Net realized and unrealized gains (loss)on investments in merchant banking	(21,804)	(2,381)	(2,531)	3,291
Net realized and unrealized merchant banking profit overrides	(35,500)	(900)	(900)	1,600
Other realized and unrealized investment income (loss)	(538)	394	(1,793)	2,195

Merchant banking revenue	$(52,784)	$1,754	$9,476	$19,810

The carrying values of the Company’s investments in affiliated merchant banking funds are as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(in thousands)

Investment in GCP I	$11,502	$24,977
Investment in GCP II	67,481	53,240
Investment in GSAVP	3,205	2,982
Investment in GCP Europe	9,065	8,227

Investments in affiliated merchant banking funds	$91,253	$89,426

At September 30, 2008 and December 31, 2007, the investment in GCP I included $0.6 million and $1.0 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At September 30, 2008 and December 31, 2007, the investment in GCP II included $1.6 million and $1.2 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At September 30, 2008 and December 31, 2007, approximately $2.3 million and $5.3 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio and is payable, subject to clawback, at the time the funds realize cash proceeds.

At September 30, 2008, the Company had unfunded commitments of $57.2 million to the Greenhill Funds. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment date of each fund. The commitments to GCP I expired on March 31, 2007. At September 30, 2008, the Company had unfunded commitments to GCP II of $17.6 million which may be funded through June 2010, unfunded commitments to GSAVP of

$6.4 million which may be funded through September 2011, and unfunded commitments to GCP Europe of $33.2 million which may be funded through December 2012.

Due to the significant carrying values of the Company’s investment in GCP I and GCP II, summarized financial information is provided below. This information is not provided for the Company’s investments in GSAVP and GCP Europe.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(in thousands)

Cash	$11,609	$17,726
Portfolio investments	85,632	263,890
Total assets	97,274	281,696
Total liabilities	2,458	2,660
Partners’ capital	94,816	279,036

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Net realized and unrealized gain (loss) on investments	$(48,242)	$(10,644)	$(30,049)	$86,610
Investment income	86	3,918	721	7,506
Expenses	(125)	(296)	(508)	(2,932)

Net income (loss)	$(48,281)	$(7,022)	$(29,836)	$91,184

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(in thousands)

Cash	$3,593	$14,040
Portfolio Investments	645,718	516,162
Total assets	652,866	530,808
Total liabilities	2,027	10,425
Partners’ capital	650,839	520,383

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Net realized and unrealized gain (loss) on investments	$(198,122)	$(14,569)	$12,303	$3,200
Investment income	4,682	1,826	20,223	5,002
Expenses	(3,230)	(3,066)	(10,330)	(10,367)

Net income (loss)	$(196,670)	$(15,809)	$22,196	$(2,165)

Other Investments

The Company’s other investments are as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(in thousands)

Barrow Street Capital III, LLC	$3,338	$1,825
Tammac Holdings Corp	—	2,000
Energy Transfer Equity LP	—	4,764
GHLAC Common Stock and GHLAC Warrants	8,872	—

Total other investments	$12,210	$8,589

The Company committed $5.0 million to Barrow Street Capital III, LLC (“Barrow Street III”), a real estate investment fund, of which $1.7 million remains unfunded at September 30, 2008. The remaining commitment to Barrow Street III is expected to be drawn from time to time over the commitment period, which ends in April 2009. There were no merchant banking revenues from Barrow Street III for the three and nine month periods ended September 30, 2008.

The investment in Tammac Holdings Corp is in the form of a note, which bears interest at 8% per annum and matures in November 2009. Tammac Holdings Corp is a GCP I portfolio company. During the second quarter of 2008, the Company wrote down the value of its investment in Tammac Holdings Corp and recorded an unrealized loss of $2.0 million.

Fair Value Hierarchy

The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of September 30, 2008
(in thousands)

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
GHLAC Warrants[1]	$—	$—	$8,851	$8,851

Total investments	$—	$—	$8,851	$8,851

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2007
(in thousands)

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2007

Assets
Tammac Holdings Corp	$—	$—	$2,000	$2,000
Energy Transfer Equity LP	4,764	—	—	4,764

Total investments	$4,764	$—	$2,000	$6,764

 1  The GHLAC Warrants consist of the Founder Warrants and the GHLAC Private Placement Warrants discussed in Note 1.

Level 3 Gains and Losses

The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three months ended September 30, 2008.

	Beginning			Purchases,
	Balance	Realized	Unrealized	Sales, Other	Net Transfers
	June 30,	Gains	Gains or	Settlements and	in and/or	Ending Balance
	2008	or (Losses)	(Losses)	Issuances, net	out of Level 3	September 30, 2008
	(in thousands)

Assets
GHLAC Warrants[1]	$9,389	$—	$(538)	$—	$—	$8,851

Total investments	$9,389	$—	$(538)	$—	$—	$8,851

The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the nine months ended September 30, 2008.

	Beginning			Purchases,
	Balance	Realized	Unrealized	Sales, Other	Net Transfers
	January 1,	Gains	Gains or	Settlements and	in and/or	Ending Balance
	2008	or (Losses)	(Losses)	Issuances, net	out of Level 3	September 30, 2008
	(in thousands)

Assets
Tammac Holdings Corp	$2,000	$—	$(2,000)	$—	$—	$—
GHLAC Warrants[1]	—	—	826	8,025	—	8,851

Total investments	$2,000	$—	$(1,174)	$8,025	$—	$8,851

Note 4 — Related Parties

At September 30, 2008 and December 31, 2007, the Company had receivables of $1.2 million and $0.0 million due from the Greenhill Funds, respectively, relating to accrued management fees and expense reimbursements, which are included in due from affiliates.

Due to affiliates at December 31, 2007 represents undistributed earnings to the U.K. members of GCI from the period prior to the Company’s reorganization. In April 2008 the Company repaid the principal amount of undistributed earnings to the U.K. members of GCI. Included in accounts payable and accrued expenses are $0.3 million at September 30, 2008 and $0.2 million at December 31, 2007 in interest payable on the undistributed earnings to the U.K. members of GCI.

Note 5 — Revolving Bank Loan Facility

The Company has a $90.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs, facilitate the funding of investments and other general corporate purposes. The revolving bank loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed to GCPLLC or GVP in respect of its partnership interests in GCP I and GCP II or GSAVP, respectively. Interest on borrowings is based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving bank loan facility matures on June 30, 2009. The weighted average daily borrowings outstanding under the loan facility during the nine months ended September 30, 2008 and 2007, respectively, were approximately $75.2 million and $39.5 million, respectively. The weighted average interest rates were 4.39% and 6.95% for the nine month periods ended September 30, 2008 and 2007, respectively.

 1  The GHLAC Warrants consist of the Founder Warrants and the GHLAC Private Placement Warrants discussed in Note 1.

Note 6 —	Stockholders’ Equity

During the nine month period ended September 30, 2008 the Company declared and paid dividends of $1.35 per common share. For the nine month period ending September 30, 2008 dividend equivalents of $2.6 million were paid on the restricted stock units that are expected to vest.

In January 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of common stock in open market purchases through January 2009. During the nine months ended September 30, 2008, the Company repurchased in open market transactions 240,880 shares of its common stock at an average price of $62.27. In addition, during the nine months ended September 30, 2008, the Company is deemed to have repurchased 102,492 shares of its common stock at an average price of $64.44 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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

Note 7 —	Earnings (Loss) Per Share

The computations of basic and diluted EPS are set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Numerator for basic and diluted EPS — net income (loss) available to common stockholders	$(11,688)	$35,302	$36,442	$86,750

Denominator for basic EPS — weighted average number of shares	27,893	28,070	27,945	28,847
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	—[2]	84	56	104

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	27,893	28,154	28,001	28,951

Earnings per share:
Basic	$(0.42)	$1.26	$1.30	$3.01
Diluted	$(0.42)	$1.25	$1.30	$3.00

Note 8 —	Income Taxes

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

 2  Excludes 56,454 shares for the three month period ended September 30, 2008, which were considered antidilutive and thus were not included in the above calculation.

Note 9 —	Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2008, G&Co’s net capital was $8.5 million, which exceeded its requirement by $8.0 million. G&Co’s aggregate indebtedness to net capital ratio was 0.85 to 1 at September 30, 2008. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of September 30, 2008, each of GCI, GCEI and GCPE were in compliance with their local capital adequacy requirements.

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

The following provides a breakdown of our aggregate revenues by source for the three month and nine month periods ended September 30, 2008 and 2007, respectively:

	For the Three Months Ended
	September 30, 2008		September 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)

Advisory fees	$37.0	NM	$116.5	98%
Merchant banking & other revenue	(51.9)	NM	2.9	2%

Total revenues	$(14.9)	100%	$119.4	100%

	For the Nine Months Ended
	September 30, 2008		September 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)

Advisory fees	$156.3	92%	$279.7	92%
Merchant banking & other revenue	12.8	8%	23.7	8%

Total revenues	$169.1	100%	$303.4	100%

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

Note 11 —	Subsequent Events Note

On October 14, 2008, the Company announced plans to expand its operations to Japan and has opened a Tokyo office to advise Japanese companies on domestic and cross-border merger, acquisition and restructuring opportunities. The Company expects that by January 2009, there will be two managing directors located in its Tokyo office.

On October 23, 2008, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on December 17, 2008 to the common stockholders of record on December 3, 2008.

On October 24, 2008, GCE, a subsidiary of the Company, completed its previously announced $22.9 million investment in Iridium Holdings, L.L.C. (“Iridium”), a leading provider of voice and data mobile satellite services. In September 2008 GHLAC announced its agreement to acquire Iridium (the “Acquisition”) in a transaction that valued Iridium at an enterprise value of approximately $591 million, subject to stockholder approval, various regulatory approvals and other customary closing conditions. The GCE investment is in the form of a convertible subordinated note (the “Note”), which is unsecured, accrues interest at the rate of 5% per annum starting six months after the issuance date and matures on October 24, 2015. The Note is convertible at GCE’s option at any time upon the later of (i) October 24, 2009 or (ii) the earlier of a termination event or the closing of the Acquisition contemplated by the transaction agreement between Iridium and GHLAC. The conversion right will terminate if not exercised by GCE before the earlier of (x) the closing of the Acquisition and (y) Iridium’s initial public offering, at which point Iridium will have ten business days to redeem the Note at its option. The Note is convertible into the number of Iridium Class A Units equal to the aggregate principal amount outstanding plus accrued and unpaid interest as of the date of such conversion divided by the conversion price of $272.87 (derived from the enterprise valuation implied by the Acquisition), subject to adjustment for certain events. If the Acquisition is completed on the agreed terms and the Note is converted without any adjustment to the conversion price, the Company will own approximately 9.2 million common shares of the combined company (AMEX:GHQ) and 6 million warrants (AMEX:GHQ/WS).

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

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto, Tokyo, Dallas and San Francisco. Our activities constitute a single business segment with two principal sources of revenue:

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

Historically, our advisory business has accounted for the majority of our revenues, and we expect that to remain so for the near to medium term. However, there have been periods, such as the second and third quarters of 2008 and the first quarter of 2006, in which the revenues or losses of the merchant banking business have outweighed our advisory revenues. Since our initial public offering our advisory business has generated 83% of total revenues and our merchant banking business has generated approximately 17% of our total revenue.

The main driver of the advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. We have recruited and plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. We expect these hires will, over time, add incrementally to our revenue and income growth potential. Furthermore, we recently expanded our advisory business with the addition of senior bankers dedicated to the fund placement advisory service.

The principal drivers of our merchant banking revenues are realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices. Presently, we have three merchant banking funds which are actively investing and we have assets under management in those funds of $1.3 billion. In addition, in early 2008 we completed a $400 million initial public offering of GHL Acquisition Corp. (“GHLAC”), a special purpose acquisition company, and in September 2008 GHLAC announced an agreement to acquire Iridium Holdings, LLC (“Iridium”), a leading provider of voice and data mobile satellite services.

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

Advisory revenues were $37.0 million for the three months ended September 30, 2008 compared to $116.5 million for the three months ended September 30, 2007, which represents a decrease of 68%. Advisory revenues were $156.3 million for the nine months ended September 30, 2008 compared to $279.7 million for the nine months ended September 30, 2007, which represents a decrease of 44%. At the same time global M&A completed transactions decreased 26% from $2,767 billion in the first nine months of 2007 to $2,044 billion in the first nine months of 20083.

Since July 2007 the financial markets have experienced a sharp contraction in credit availability and global M&A activity. Recent levels of capital markets volatility and an uncertain macroeconomic outlook have further contributed to a volatile and uncertain environment for evaluating many assets, securities and companies, which may lead to a more difficult environment for M&A activity. Because we earn a majority of our advisory revenue from completion fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction, our advisory business has been impacted and may be further impacted by a reduction in M&A activity. We believe, however, that our simple business model as an independent, unconflicted advisor, in a period of consolidation of many of our banking focused larger competitors, will continue to attract new clients and that we will also continue to generate advisory revenue that is unrelated to the completion of publicly announced transactions. Further, we believe we will continue to attract talented senior bankers who will give us the opportunity to compete for advisory assignments in industry sectors and geographies in which we had not previously had a presence. In 2008 we have announced the recruitment of eleven Managing Directors, increasing our Managing Director count on a net basis by 31%. This group of experienced bankers brings us sector expertise in Health Care Devices, Health Care Services, Industrials, Paper & Forest Products and Telecom; new offices in San Francisco and Tokyo; and a new Fund Placement Advisory business.

Merchant banking and other revenue were negative ($51.9) million for the three months ended September 30, 2008 compared to revenues of $2.9 million for the three months ended September 30, 2007. The negative revenue reported in the third quarter of 2008 related to the reversal of unrealized profit overrides recorded in the second quarter of 2008 and mark-to-market adjustments in the carrying value of the merchant banking investment portfolio. Merchant banking and other revenue were $12.8 million for the nine months ended September 30, 2008 compared to $23.7 million for the nine months ended September 30, 2007, which represents a decrease of 46%. Year-to-date merchant

 3  Source: Thomson Financial as of October 20, 2008

banking revenues for the period ended September 30, 2008 consisted principally of management fees offset by a small investment loss.

Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of advisory and merchant banking revenue realized by the firm.

Results of Operations

Summary

Due to the reversal of the unrealized profit override recorded in the second quarter 2008, mark-to-market adjustments in the carrying value of our merchant banking investments as well as a decrease in advisory revenue, our third quarter 2008 revenues were negative ($14.9) million as compared to revenues of $119.4 million for the third quarter of 2007. The decrease in revenue in the third quarter 2008 revenue as compared to the same period in the prior year was attributable to decreases in both advisory revenue and merchant banking revenue. On a year-to-date basis, revenue through September 30, 2008 was $169.1 million, compared to $303.4 million for the comparable period in 2007, representing a decrease of $134.3 million or 44%. The decrease in year-to-date 2008 revenues was primarily attributable to a decline in advisory revenues due to the completion of smaller scale and fewer advisory assignments as compared to same period in 2007. Merchant banking and other revenue for the nine months ended September 30, 2008 decreased $10.9 million as compared to the same period in 2007 due principally to a decline in the carrying value of our merchant banking portfolio.

For the third quarter of 2008 we reported a net loss of ($11.7) million as compared to net income of $35.3 million for the third quarter of 2007. The third quarter 2008 loss resulted primarily from the previously mentioned reversal of the unrealized merchant banking investment gains and profit overrides reported in the second quarter of 2008. On a year-to-date basis, net income was $36.4 million through September 30, 2008, compared to net income of $86.8 million for the comparable period in 2007, which represents a decrease of 58%. This decrease was primarily due to the decrease in advisory revenues.

Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of merchant banking gains (or losses) and other factors. Accordingly, the revenues and net income in any particular quarter may not be indicative of future results.

Revenues By Source

The following provides a breakdown of our total revenues by source for the three and nine month periods ended September 30, 2008 and 2007, respectively:

Revenue by Principal Source of Revenue

	For the Three Months Ended
	September 30, 2008		September 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)

Advisory fees	$37.0	NM	$116.5	98%
Merchant banking & other revenue	(51.9)	NM	2.9	2%

Total revenues	$14.9	100%	$119.4	100%

	For the Nine Months Ended
	September 30, 2008		September 30, 2007
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)

Advisory fees	$156.3	65%	$279.7	92%
Merchant banking & other revenue	12.8	35%	23.7	8%

Total revenues	$169.1	100%	$303.4	100%

Advisory Revenues

Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $37.0 million in advisory revenues in the third quarter of 2008 compared to $116.5 million in the third quarter of 2007, which represents a decrease of 68%. For the nine months ended September 30, 2008, advisory revenues were $156.3 million compared to $279.7 million for the comparable period in 2007, representing a decrease of 44%. The decrease in our advisory revenues in the three and nine months ended September 30, 2008 as compared to the same periods in the prior year reflected smaller scale and fewer completed assignments than historically have been completed in past periods by our advisory business.

Completed assignments in the third quarter of 2008 included:

•	the sale of the Akzo Nobel NV’s Crown Paints business in the United Kingdom and Ireland to Endless LLP;

•	the sale of the Akzo Nobel NV’s selected Belgian paints brands to Rieu Investissements S.A.;

•	the acquisition by Capvis General Partner III Ltd of the BARTEC Group from Allianz Capital Partners;

•	the sale of Energy East Corporation to Iberdrola SA;

•	the acquisition by Greenfield Partners of Clayton Holdings; and

•	the sale of the Philadelphia Stock Exchange, Inc. to the NASDAQ Stock Market, Inc.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in millions, unaudited)

Management fees	$5.1	$4.6	$14.7	$12.7
Net realized and unrealized gains (losses) on investments in merchant banking funds	(21.8)	(2.3)	(2.5)	3.3
Net realized and unrealized merchant banking profit overrides	(35.5)	(0.9)	(0.9)	1.6
Other investment (loss) income	(0.5)	0.4	(1.8)	2.2
Interest income	0.8	1.1	3.3	3.9

Merchant banking & other revenue	$(51.9)	$2.9	$12.8	$23.7

The firm recorded negative ($51.9) million in merchant banking and other revenue in the third quarter of 2008 compared to revenues of $2.9 million in the third quarter of 2007. This decrease was primarily attributable to the reversal of unrealized accrued profit overrides recorded in the second quarter of 2008 and a decline in the carrying value of the merchant banking investment portfolio. We value our merchant banking investments at their fair value at the end of each quarter. During the second quarter we reported substantial unrealized gains in merchant banking investment portfolio principally due to mark-to-market gains in two public energy companies, EXCO Resources Inc. (NYSE: XCO) and Crusader Energy Group, Inc. (AMEX: KRU), both of which became publicly traded companies after we first invested in them. During the third quarter the market value of these energy companies declined significantly from relative peak valuations at the end of the second quarter of 2008, resulting in a reversal of the profit override and previously recognized unrealized gains. Specifically, in the third quarter of 2008 we recognized unrealized losses of ($57.3) million related to the merchant banking portfolio as compared to the recognition of unrealized gains of $53.8 million in the second quarter of 2008. A substantial portion of the unrealized loss recorded in the third quarter of 2008 related to the reversal of the second quarter accrual of unrealized profit overrides of $35.5 million. We calculate the amount of merchant banking profit overrides, if any, on an accrual basis at the end of each period by measuring the profit on each investment over a specified threshold earned by the investment funds. At June 30, 2008 we exceeded the profit threshold for the investment funds in GCP II and we entered the “catch-up” adjustment phase for the profit override, which entitled us to record 100 percent of the gain until we reach 20 percent of the total gain on our investment. At September 30, 2008 we no longer exceeded the profit threshold in GCP II and the previously recognized but unrealized profit override was reversed. In addition to GCP II, we were also below the profit threshold for each of GSAVP and GCP Europe at September 30, 2008. In total, during the third quarter of 2008 our merchant banking funds (and the firm) recognized gains from two (2) of our portfolio companies and recorded losses on eight (8) of our portfolio companies.

For the first nine months of 2008, the firm earned $12.8 million in merchant banking and other revenue compared to $23.7 million in the first nine months of 2007, a decrease of 46%. This decrease was mainly attributable to a decline in the market value of our merchant banking portfolio and the write off of a principal investment. On a year-to-date basis our merchant banking funds (and the firm) recognized gains from eleven (11) of our portfolio companies and recorded losses on twelve (12) of our portfolio companies.

The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter based upon a number of factors including the length of time the investments have been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. Significant changes in general economic conditions, stock markets and commodity prices, as well as capital events at the portfolio companies such as initial public offerings or private sales of securities, may result in significant movements in the fair value of such investments. Accordingly, any such changes or capital events may have a material effect, positive or negative, on our revenues and results of operations. The frequency and timing of such changes or capital events and their impact on our results are by nature unpredictable and will vary from period to period. For example, since the end of the third quarter the publicly traded values of companies in the energy sector, including our investments in energy companies, have declined significantly.

Moreover, the aggregate value of our merchant banking investments may fluctuate depending on the timing of the investment and liquidation events and the life cycles of each of the funds. For example, the commitment period for GCP I expired on March 31, 2007, and the investments in GCP I have been largely sold or otherwise monetized, while the commitments made to GCP II, GCPE and GSAVP are still in the process of being invested (with approximately 73% of the commitments in GCP II, 22% of the commitments in GCPE, and 31% of the commitments in GSAVP having been invested as of September 30, 2008). The time elapsed between making and monetization of investments in our merchant banking funds can vary considerably and the fair value of the investments may fluctuate significantly over that time.

At September 30, 2008, the firm had principal investments of $103.5 million, nearly all of which either were through investments in our four merchant banking funds or were in GHL Acquisition Corp. (AMEX: GHQ), our special purpose acquisition company. Of that amount, 32% of our investments related to the energy sector, 31% to the financial services sector and 37% to other industry sectors. We held 96% of our total principal investments in North American companies, with the remainder in European companies. Our investments in companies that have become publicly traded after we first invested in them represented 35% of our total investments.

In September 2008 we announced that we had agreed to invest $22.9 million in Iridium. GHLAC announced at the same time that it had agreed to acquire Iridium in a transaction that values Iridium at an enterprise value of approximately $591 million, subject to stockholder approval, various regulatory approvals and other customary closing conditions. If the acquisition of Iridium is completed on the agreed terms and our investment is converted to common shares without any adjustment to the conversion price, the firm will own approximately 9.2 million common shares of the combined company (AMEX:GHQ) and 6 million warrants (AMEX:GHQ.WS). While we can provide no assurances that the transaction will receive stockholder approval and the various regulatory approvals required or that the parties will satisfy the various other closing conditions, if consummated the transaction could provide a significant source of additional merchant banking revenue after completion. In the event that GHLAC is unable to consummate a business combination prior to February 14, 2010 we will write-off our investment in GHLAC made at the time of its initial public offering.

In terms of new investment activity during the third quarter of 2008, our funds invested $114.6 million, 11% of which was firm capital. In the same period in 2007, our funds invested $26.4 million, 19% of which was firm capital.

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

Our operating expenses for the third quarter of 2008 were $4.0 million, which compares to $65.1 million of operating expenses for the third quarter of 2007. This decrease related to a reduction in the amount of accrued compensation due to the negative revenue reported in the quarter and is more fully described below.

For the nine months ended September 30, 2008, total operating expenses were $111.0 million, which compares to total operating expenses of $169.5 million for the comparable period in 2007. The decrease of $58.5 million or 35% relates principally to the decrease in compensation expense offset by slightly increased non-compensation expense and is described in more detail below. The pre-tax income margin for the nine months ended September 30, 2008 was 35% compared to 44% for the comparable period in 2007.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in millions, unaudited)

Employee compensation & benefits expense	$(6.6)	$54.9	$77.9	$139.6
% of revenues	NM	46%	46%	46%
Non-compensation expense	10.6	10.2	33.1	29.9
% of revenues	NM	9%	20%	10%
Total operating expense	4.0	65.1	111.0	169.5
% of revenues	NM	55%	66%	56%
Minority interest in net income (loss) of affiliates	(0.5)	(0.1)	(0.2)	0.0
Total income (loss) before tax	(18.4)	54.3	58.3	133.9
Pre-tax income margin	NM	46%	35%	44%

Compensation and Benefits

In the third quarter of 2008 we reversed a portion of the annual bonus accrual recorded previously in the year consistent with the negative revenue reported for the quarter. Accordingly, compensation and benefits expenses in the third quarter of 2008 were negative ($6.6) million as compared to $54.9 million for the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, the ratio of compensation to revenues remained constant at 46%. Employee compensation and benefits expense for the nine months ended September 30, 2008 amounted to $77.9 million, which compares to $139.6 million for the nine months ended September 30, 2007 and reflected a 46% ratio of compensation to revenues. The decrease of $61.7 million or 44% is due to the lower level of revenues during 2008 as compared to the same period in the prior year.

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

Our non-compensation expenses were $10.6 million in the third quarter of 2008, which compared to $10.2 million in the third quarter of 2007, representing an increase of 4%. The increase is principally related to greater travel and costs primarily attributable to the growth in personnel and new business activities.

For the first nine months of 2008, our non-compensation expenses were $33.1 million, which compared to $29.9 million in the first nine months of 2007, representing an increase of 11%. The increase is principally related to greater travel and information service costs primarily attributable to the growth in personnel, higher occupancy and other costs associated with new office space in London and Frankfurt offices and an increase in interest expense related to greater average short term borrowings offset by lower average borrowing rates during the first nine months of 2008 as compared to the same period in 2007.

Non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2008 were 20% compared to 10% for the same period in the prior year. This increase in non-compensation expenses as a percentage of revenue in the nine months ended September 30, 2008 as compared to the same period in the prior year reflects slightly higher expenses spread over significantly lower revenues.

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

Provision for Income Taxes

For the three months ended September 30, 2008 we recognized an income tax benefit of $6.7 million. This reduction in income tax expense reflected a reversal of taxes provided in prior quarters at an effective rate of approximately 36%. In the third quarter of 2007 we recorded a provision for taxes of $19.0 million, which reflected an effective income tax rate of approximately 35%.

For the nine months ended September 30, 2008, the provision for taxes was $21.9 million, which reflects an effective tax rate of approximately 38%. This compares to a provision for taxes for the nine months ended September 30, 2007 of $47.2 million, which reflects an effective tax rate of approximately 35% for the period. The increase in the effective tax rate in 2008 as compared to 2007 related to a greater proportion of our pre-tax income being earned in higher tax rate jurisdictions during the period.

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

Our liabilities may increase or decrease from period to period depending upon on the change in the fair value of our investments in the merchant banking funds and other principal investments. To the extent we record an unrealized gains (i.e. gains recorded on our books but for which cash proceeds have not yet been received) from our merchant banking investments, our accrued bonus liability and deferred tax liability will increase. In the event such unrealized gains reverse, such as occurred in the third quarter of 2008, or we incur an unrealized loss, our accrued bonus liability and deferred tax liability will decrease

To increase our financial flexibility we have obtained a $90 million revolving loan facility from a U.S. commercial bank. Borrowings under the facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, applicable. Interest on borrowings is based on one month LIBOR plus 1.45% and interest is payable monthly. The revolving bank loan facility matures on June 30, 2009. At September 30, 2008, $81.2 million of borrowings were outstanding on the loan facility and we were in compliance with all loan covenants.

We utilize our revolving loan facility (as well as any cash reserves held in the U.S.) to provide for our domestic cash needs, which include the funding of capital calls for GCP II and GSAVP, dividend payments, share repurchases and for other corporate purposes. We repay the revolving loan facility with cash generated from our domestic operations and proceeds from investments.

As of September 30, 2008 we had cash and cash equivalents on hand of $70.3 million, of which $56.3 million were held outside the U.S. Since we became a C Corp at the time of our initial public offering we have been subject to federal income tax on our domestic earnings and that portion of our foreign earnings which we repatriate. It has been our policy to retain approximately 50% of our foreign earnings within our foreign operating units to minimize our global tax burden and to fund our foreign investment needs. However, in the event our cash needs in the U.S. exceed our cash reserves and availability under the revolving loan facility we may repatriate additional cash from our foreign operations.

As of September 30, 2008, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP, GCP Europe and other merchant banking activities of $58.9 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. In addition, on October 24, 2008 we completed our previously announced $22.9 million investment in Iridium.

During the three months ended September 30, 2008, the Company is deemed to have repurchased 9,065 shares of its common stock at an average price of $62.07 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

We evaluate our cash operating position on a regular basis in light of current market conditions. Our recurring monthly operating disbursements consist of base compensation expense and other operating expenses, which principally include rent and occupancy, information services, professional fees, travel and entertainment and other general expenses. Our recurring quarterly and annual disbursements consist of tax payments, dividend distributions and cash bonus payments. These amounts vary depending upon our profitability and other factors. We incur non-recurring disbursements for our investments in our merchant banking funds and other principal payments, leasehold improvements and share repurchases. While we believe that the cash generated from operations and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, commitments to our merchant banking activities, build-out costs of new office space, tax obligations, share repurchases and common dividends, we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs. In the event that our needs for liquidity should increase further as we expand our business, we may consider a range of financing alternatives to meet any such needs.

Cash Flows

In the first nine months of 2008, our cash and cash equivalents decreased by $121.4 million from December 31, 2007. We used $32.6 million in operating activities, including $69.3 million from net income after giving effect to the non-cash items, offset by a net decrease in working capital of $101.9 million (principally from the payments of year-end bonuses and taxes). We used $13.8 million in investing activities, including $40.6 million for investments in our merchant banking funds and GHL Acquisition Corp. and $2.1 million which was used for equipment purchases and leasehold improvements partially, offset by $17.7 million related to distributions received from our merchant banking investments and proceeds of $11.2 million from the sale of investments. We used $66.0 million for financing activities, including $5.3 million for the net borrowings from our revolving loan facility, $21.6 million for the repurchase of our common stock, $39.0 million for the payment of dividends and $1.4 million for the repayment of prior undistributed earnings to GCI’s U.K. members.

In the first nine months of 2007, our cash and cash equivalents increased by $53.8 million from December 31, 2006. We generated $92.5 million in operating activities, including $105.5 million from net income after giving effect to the non-cash items, partially offset by a net decrease in working capital of $13.0 million (principally from an increase in accounts receivable, the payment of bonuses and taxes). We generated $66.4 million in investing activities, including $38.8 million from the sale of auction rate securities, $32.9 million from distributions received from our merchant banking investments, and $30.1 million from the sale of the Ironshore investment to GCP Europe, partially offset by $31.9 million in new investments in our merchant banking funds and $3.5 million which was used for the build-out of new office space. We used $109.2 million for financing activities, including $124.9 million for the repurchase of our common stock and $26.0 million for the payment of dividends. A portion of our financing activities were funded through net revolving borrowings of $39.6 million.

Market Risk

We limit our investments to (1) short term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe and other merchant banking funds and GHLAC and related investments.

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

With regard to our principal investments (including our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at September 30, 2008, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of $2.1 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committee manages the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which, collectively, 40% of our revenues for the nine months ended September 30, 2008 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. We do not believe we face any material risk in this respect.

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

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors in GCP I and principally all investors, except the firm in GCP II, GCP Europe and GSAVP. The profit overrides earned by the firm are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF D-96, “Accounting for Management Fees Based on A Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2008, we have not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments” for further discussion of the merchant banking revenues recognized.

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

Item 1A:	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the Third Quarter of 2008:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plan	under the Plans
Period	Repurchased[4]	Paid Per Share	or Programs	or Programs[5]

July 1 – July 31	—	$—	—	$85,000,605
August 1 – August 31	—	—	—	85,000,605
September 1 – September 30	—	—	—	85,000,605

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters of a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

 4  Excludes 9,065 shares the Company is deemed to have repurchased at $62.07 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
 5  These shares were purchased pursuant to the authorization granted by our Board of Directors to purchase up to $100,000,000 in shares of our common stock, as announced on January 31, 2008.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2007).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on May 5, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit
Number	Description

10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit
Number	Description

10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.34	Form of First modification agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.39	Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.40	Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.41	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.42	Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.43	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

Exhibit
Number	Description

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2008

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK

Name: Scott L. Bok
Title: Co-Chief Executive Officer

By:	/s/ SIMON A. BORROWS

Name: Simon A. Borrows
Title: Co-Chief Executive Officer

By:	/s/ RICHARD J. LIEB

Name: Richard J. Lieb
Title: Chief Financial Officer

S-1