Form 10-K
period 2008-12-31
GREENHILL & CO INC
filed 2009-02-26
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-32147

GREENHILL & CO., INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0500737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Park Avenue New York, New York (Address of Principal Executive Offices)	10022 (ZIP Code)

Registrant’s telephone number, including area code: (212) 389-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2008, was approximately $932 million. The Registrant has no non-voting stock.

As of February 20, 2009, 28,114,706 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2009 annual meeting of stockholders to be held on April 22, 2009 are incorporated by reference in response to Part III of this Report.

(THIS PAGE INTENTIONALLY LEFT BLANK)

i

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART I

When we use the terms “Greenhill”, “we”, “us”, “our”, “the company”, and “the firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries (formerly Greenhill & Co. Holdings, LLC and subsidiaries). Our principal financial advisory subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking and fund placement advisory services in North America; Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, each of which provides investment banking services in Europe and is regulated by the United Kingdom Financial Services Authority; and Greenhill & Co., Canada Ltd. and Greenhill & Co. Japan Ltd., each of which provides investment banking services in Canada and Japan, respectively. Our principal merchant banking subsidiaries are Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC, each of which is a registered investment adviser regulated by the Securities and Exchange Commission through which we conduct our North American merchant banking business; and Greenhill Capital Partners Europe LLP, an investment adviser regulated by the United Kingdom Financial Services Authority through which we conduct our European merchant banking business.

Item 1.	Business

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters as well as our fund placement services for private equity and other financial sponsors and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto, Tokyo, Dallas, San Francisco and Chicago.

We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since its founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, raised our first merchant banking fund in 2000, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in April 2005 and completed the closing of our second merchant banking fund in June 2005. We opened our Toronto office in July 2006 and completed the final closing of our first venture capital fund in September 2006. We raised our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in February 2008, opened our San Francisco office in April 2008, launched our fund placement advisory group in May 2008, opened our Tokyo office in October 2008 and opened our Chicago office in November 2008. As of December 31, 2008, we had 47 managing directors and 5 senior advisors globally.

Principal Sources of Revenue

Our principal sources of revenue are financial advisory and merchant banking.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Financial advisory fees	$218.2	$366.7	$209.8	$142.1	$130.9
Merchant banking & other revenue(1)	3.7	33.7	80.8	79.1	21.0

Total revenue	$221.9	$400.4	$290.6	$221.2	$151.9

(1)	Merchant banking & other revenue includes interest income of $3.6 million, $5.4 million, $3.1 million, $2.9 million, and $0.8 million in 2008, 2007, 2006, 2005, and 2004, respectively.

Financial Advisory

Our financial advisory business consists of mergers and acquisitions, financing advisory and restructuring, and fund placement advisory. For all of our financial advisory services, we draw on the extensive experience, corporate relationships and industry expertise of our managing directors and senior advisors.

On mergers and acquisitions engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, and similar corporate finance matters and are generally involved at each stage of these transactions, from initial structuring to final execution. Our focus is on providing high-quality advice to senior executive management and boards of directors of prominent large and mid-cap companies in transactions that typically are of the highest strategic and financial importance to those companies. We advise clients on strategic matters, including acquisitions, divestitures, defensive tactics, special committee assignments and other important corporate events. We provide advice on valuation, tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, and financing alternatives. Where requested to do so, we may provide an opinion regarding the fairness of a transaction.

In our financing advisory and restructuring practice, we advise debtors, creditors and companies experiencing financial distress as well as potential acquirors of distressed companies and assets. We provide advice on valuation, restructuring alternatives, capital structures, and sales or recapitalizations. We also assist those clients who seek court-assisted reorganizations by developing and seeking approval for plans of reorganization as well as the implementation of such plans.

In our fund placement advisory practice we assist private equity funds and other financial sponsors in raising capital from a global set of institutional and other investors.

Financial advisory revenues accounted for 98% and 92% of our revenues in 2008 and 2007, respectively. Non-U.S. clients are a significant part of our business, generating 53% and 64% of our financial advisory revenues in 2008 and 2007, respectively. We generate revenues from our financial advisory services by charging our clients fees consisting principally of fees paid upon the commencement of an engagement, fees paid upon the announcement of a transaction, fees paid upon the successful conclusion of a transaction or closing of a fund and, in connection principally with restructuring assignments, monthly retainer fees.

Merchant Banking and Other

Our merchant banking activities currently consist primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or “GCP I”), Greenhill Capital Partners II (or “GCP II”, and collectively with GCP I, “Greenhill Capital Partners” or “GCP”), Greenhill SAV Partners (or “GSAVP”) and Greenhill Capital Partners Europe (or “GCP Europe”), which are families of merchant banking funds that invest in portfolio companies. Merchant banking funds are private investment funds raised from contributions by qualified institutional investors and financially sophisticated individuals. The funds generally make investments in non-public companies, typically with a view toward divesting within 3 to 5 years. We pursue merchant banking and other investment activities in addition to our financial advisory activities because we believe merchant banking can generate attractive returns on the firm’s capital, and because it allows us to further leverage our managing directors’ industry knowledge and corporate relationships. We believe we can pursue merchant banking opportunities without creating conflicts with our advisory clients by typically focusing on significantly smaller companies than those with respect to which we seek to provide financial advice. GCP typically makes controlling or influential minority investments of $10 million to $75 million in companies with valuations that are between $50 million and $500 million at the time of investment. GCP has invested a substantial portion of its capital in the energy, financial services and telecommunications industries. GSAVP typically makes smaller investments in early-growth-stage companies that offer technology-enabled or business information services. Such investments typically involve higher levels of risk and are more speculative than our GCP investments. GCP Europe typically makes controlling or influential minority investments of £10 million to £30 million in companies with valuations that are between £50 million and £250 million at the time of investment. We expect to expand our merchant banking and related activities over time.

Merchant banking and other revenue accounted for 2% and 8% of our revenues in 2008 and 2007, respectively. We generate merchant banking revenue from (i) management fees paid by the funds we manage, (ii) gains (or losses) on our investments in the merchant banking funds and other principal investment activities, and (iii) merchant banking profit overrides. We charge management fees in GCP II, GSAVP and GCP Europe to all investors except the firm. In GCP I, we charge management fees to all outside investors who are not employed or affiliated with us. We may also generate gains (or losses) from our capital investment in our merchant banking funds depending upon the performance of the funds. Our investments in our merchant banking funds generate realized and unrealized investment gains (or losses) based on our allocable share of earnings generated by the funds. As the general partner of our merchant banking funds we make investment decisions for the funds and are entitled to receive an override on the profits of the funds after certain performance hurdles are met.

We began our merchant banking activities in 2000 with the establishment of GCP I, which had total committed capital of $423 million. In 2005 we closed our second merchant banking fund, GCP II, which had total committed capital of $875 million. The firm has committed approximately 10%, or $88.5 million, to GCP II and our managing directors and other employees have committed an additional $136 million to that fund. In 2006 we expanded our merchant banking activities with the closing of our venture capital fund, GSAVP, which had total committed capital of $101.5 million. The firm has committed $10.9 million to GSAVP and our managing directors and other employees have committed an additional $22.6 million to that fund. In 2007, we closed our first European merchant banking fund, GCP Europe, which had total committed capital of approximately £191 million. The firm has committed £25 million to GCP Europe and our managing directors and other employees have committed an additional £41.9 million.

In February 2008, GHL Acquisition Corp. (“GHLAC”), a blank check company sponsored by the firm, completed its initial public offering, selling 40,000,000 units for an aggregate purchase price of $400 million. We originally invested $8.0 million in GHL Acquisition Corp. and owned approximately 17.3% of its outstanding common stock (AMEX:GHQ) upon consummation of the offering. In September 2008, GHL Acquisition Corp. announced that it had agreed to acquire Iridium Holdings, L.L.C. (“Iridium”), a leading provider of voice and data mobile satellite services, at an enterprise value of approximately $591 million, subject to stockholder approval, various regulatory approvals and other customary closing conditions. In October 2008, we completed our previously agreed investment of $22.9 million in a convertible subordinated note issued by Iridium. If the acquisition of Iridium is completed upon the agreed terms and our investment is converted to common shares without any adjustment to the conversion price, the firm will own approximately 9.2 million common shares and 6 million warrants (at a strike price of $7.00 per share) of the combined company.

Employees

Our managing directors and senior advisors have an average of 25 years of relevant experience, and many of them are able to use this experience to advise on mergers and acquisitions, financing advisory and restructuring transactions, fund placement and merchant banking investments, depending on the situation. We spend significant amounts of time training and mentoring our junior professionals. We generally provide our junior professionals with exposure to mergers and acquisitions, financing advisory and restructurings, fund placement advisory and merchant banking to varying degrees, which provides us with the flexibility to allocate resources depending on the economic environment, and provides our bankers consistent transactional experience and a wide variety of experiences to assist in the development of business and financial judgment.

As of December 31, 2008, Greenhill employed a total of 234 people (including our managing directors and senior advisors), of which 150 were located in our North American offices, 81 were based in our European offices and 3 in our Asian office. The vast majority of our finance, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance.

Competition

In our financial advisory services business, we operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there is an active revenue-generating engagement changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain a business dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

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

In 2008, this trend of consolidation and convergence accelerated considerably as several major U.S. financial institutions consolidated, filed for bankruptcy protection, were forced to merge or received substantial government assistance. At present, it is unclear how this will impact the competitive landscape. We believe our primary competitors in securing mergers and acquisitions and financing advisory and restructuring engagements are Bank of America Corporation, Citigroup Inc., Credit Suisse Holdings (USA), Inc., Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, UBS A.G. and other bulge bracket firms as well as investment banking firms such as Blackstone Group, Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd. and other closely held independent firms.

In our merchant banking business, we face competition both in the pursuit of outside investors for our merchant banking funds and in identifying investments in attractive portfolio companies. The activity of identifying, completing and realizing attractive private equity investments of the types our merchant banking funds have made and expect to make is competitive and involves a high degree of uncertainty. We may be competing with other investors, including other merchant banking funds, and corporate buyers for the investments that we make. The level of capital committed to merchant banking funds generally has increased dramatically in recent years, intensifying the competition in the acquisition of attractive investments. In addition, the current diminished availability of credit may cause more merchant banking funds to adopt our strategy of low-leverage investing which would increase competition.

Competition is also intense for the hiring and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States, Europe and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. financial advisory business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC. Similarly, Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our controlled affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct our European financial advisory business, are licensed by and also subject to regulation by the United Kingdom’s Financial Services Authority. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

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

Where You Can Find Additional Information

Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The firm’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our public internet site is http://www.greenhill.com. We make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Corporate Governance” section, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, Related Person Transaction Policy and Code of Business Conduct and Ethics governing our directors, officers and employees. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

Item 1A.	Risk Factors

Our ability to retain our senior managing directors is critical to the success of our business

The success of our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our managing directors and senior advisors, particularly our senior managing directors. Founded in 1996, our business has a more limited operating history than many of our competitors and, as a result, our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements, and forming and investing merchant banking funds. Accordingly, the retention of our managing directors is particularly crucial to our future success. The departure or other loss of Mr. Greenhill, our founder and Chairman, or the departure or other loss of other senior managing directors, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements and conduct our merchant banking business, which would materially adversely affect our results of operations.

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

A significant portion of our revenues are derived from financial advisory fees

We have historically earned a significant portion of our revenues from financial advisory fees paid to us by our clients, in large part upon the successful completion of the client’s transaction, restructuring or fund raising. Financial advisory revenues represented 98% and 92% of our total revenues in 2008 and 2007, respectively. Unlike diversified investment banks, we only have one other significant alternative source of revenue, and lack such other sources of revenue as securities trading or underwriting. We expect that our reliance on financial advisory fees will continue for the foreseeable future and a decline in our financial advisory engagements or the market for advisory services generally would have a material adverse effect on our business and results of operations.

Our business has been adversely affected by difficult market conditions and may continue to be adversely affected by market uncertainty, disruptions in the credit markets and other unfavorable economic, geopolitical or market conditions

Adverse market and economic conditions in 2008 affected the number and size of transactions on which we provided mergers and acquisitions advice and therefore adversely affected our financial advisory fees. In 2008, worldwide completed M&A volume decreased by 32%, from $4,013 billion in 2007 to $2,735 billion in 2008(1). Our clients engaging in mergers and acquisitions often rely on access to the credit markets to finance their transactions. The lack of available credit and the increased cost of credit can adversely affect the size, volume, timing and ability of our clients’ to successfully complete merger and acquisition transactions and adversely affect our financial advisory business. The continuing market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions. Accordingly, we expect that the current lack of liquidity and general uncertainty about economic and market activities may continue to adversely impact our business.

As of the end of 2008, the United States, Canada, Europe and Asia are all in economic recessions. As our operations in the United States and Europe historically have provided most of our revenues and earnings, our revenues and profitability are particularly affected by economic conditions in these locations.

Adverse market or economic conditions, including continuing volatility in the commodities markets, limited access to credit as well as a slowdown of activity in the sectors in which the portfolio companies of our merchant banking funds operate could also adversely affect the business operations of those portfolio companies, and therefore, our earnings. In addition, during a market downturn, our merchant banking funds may find fewer opportunities to exit and realize value from their investments.

In the event of a continued economic downturn, revenues from mergers and acquisitions advisory activities may decline further, and revenues from financing advisory and restructuring activities may not fully offset any such decline

During a period when mergers and acquisitions activity declines and debt defaults increase, we increasingly rely on the provision of financing advisory and restructuring and bankruptcy services as a source of new business. We provide various restructuring and restructuring-related advice to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions and the availability and cost of debt and equity financing. Presently, our financing advisory and restructuring business is significantly smaller than our mergers and acquisitions advisory business, and it is unlikely that we will be able to offset a decline in mergers and acquisitions revenue with revenue generated from financing advisory and restructuring assignments.

The requirement of Section 327 of the U.S. Bankruptcy Code requiring that one be a “disinterested person” to be employed in a restructuring was modified recently to allow a person not to be disqualified solely by virtue of its status as an underwriter of securities. The “disinterested person” definition of the U.S. Bankruptcy Code, as previously in effect, disqualified certain of our competitors. The new definition could allow for more financial services firms to compete for restructuring engagements as well as with respect to the recruitment and retention of professionals. If our competitors succeed in being retained in new restructuring engagements, our financial restructuring practice, and thereby our results of operations, could be materially adversely affected.

If demand for our financing advisory and restructuring services decreases, we could suffer a decline in revenues, which could lower our overall profitability materially.

(1)     Source: Thompson Financial as of January 19, 2009.

Our merger and acquisition and financing advisory and restructuring engagements are singular in nature and do not provide for subsequent engagements

Our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific merger or acquisition transactions or financing advisory and restructuring projects, rather than under long-term contracts covering potential additional future services. As these transactions are singular in nature and our engagements are not likely to recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding or any other period. In addition, when an engagement is terminated, whether due to the cancellation of a transaction due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs that we incurred prior to that termination.

A high percentage of our financial advisory revenues are derived from a few clients and the termination of any one financial advisory engagement could reduce our revenues and harm our operating results

Each year, we advise a limited number of clients.  Our top ten client engagements accounted for 54% of our total revenues in 2008 and 56% of our total revenues in 2007. Our single largest client engagement accounted for 10% and 12% of our total revenues in 2008 and 2007, respectively. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our financial advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation of one lost engagement or the failure of one transaction or restructuring on which we are advising to be completed can be significant.

Investment gains from our merchant banking portfolio vary from period to period; these gains may not recur and may not be replaced by other gains; our investments may lose money

We have a limited number of investments in our merchant banking portfolio. The fair value of these investments may appreciate (or depreciate) at different rates based on a variety of factors. There were no gains (or losses) from any single investment that accounted for more than 10% of total revenues recognized by the firm in 2008 or 2007. Historically, gains (or losses) from investments have been significantly impacted by market factors, specific industry conditions and other factors beyond our control, and we cannot predict the timing or size of any such gains (or losses) in future periods. The lack of investment gains (and any losses which may be attributable to the investments in our merchant banking portfolio) may adversely affect our stock price.

There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price

We can experience significant variations in revenues and profits during the year. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Moreover, the timing of our realization of gains or the incurrence of valuation losses from our merchant banking portfolio may vary significantly from period to period and depends on a number of factors beyond our control, including most notably market and general economic conditions.

Compared to our larger, more diversified competitors in the financial services industry, we generally experience even greater variations in our revenues and profits. This is due to our dependence on a relatively small number of transactions for most of our revenues, with the result that our earnings can be significantly affected if any particular transaction is not completed successfully, and to the fact that we lack other, more stable sources of revenue in material amounts, such as brokerage and asset management fees, which could moderate some of the volatility in financial advisory revenues. In addition, our merchant banking investments are reported at estimated fair value at the end of each quarter. The value of our investments may increase or decrease significantly depending upon market factors that are beyond our control. As a result, it may be difficult for us to achieve steady earnings growth on a quarterly basis, which could adversely affect our stock price.

In addition, in many cases we are not paid for financial advisory engagements that do not result in the successful consummation of a transaction or restructuring or closing of a fund. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, in many cases we do not receive any financial advisory fees, other than the reimbursement of certain out-of-pocket expenses. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our stock price.

We are continuing to expand our merchant banking business, which will entail increased levels of investments in high-risk, illiquid assets

In 2007, we continued to expand our merchant banking business by establishing a new European merchant banking fund, GCP Europe, to which we committed £25.0 million. Subject to market conditions, we intend to form a new merchant banking fund prior to the expiration of the commitment period of GCP II in June 2010, to which we will likely make a substantial commitment. Our funds generally make investments in relatively high-risk, illiquid assets. Contributing capital to these funds is risky and we may lose some or all of the principal amount of our investments.

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

We may occasionally make principal investments, such as our $8.0 million investment in GHLAC, a blank check company sponsored by the firm. GHLAC (AMEX: GHQ) completed its $400 million initial public offering in February 2008 and in September 2008 agreed to acquire Iridium Holdings, LLC , subject to stockholder approval, various regulatory approvals and other customary closing conditions. In October 2008, we completed our $22.9 million investment in Iridium Holdings, LLC, These investments may be in high-risk, illiquid assets, and we may be required to hold such investments for a long time. We may lose all of the money we commit to such investments.

Given the nature of the investments of GCP, GSAVP and GCP Europe, there is a significant risk that our merchant banking funds will be unable to realize their investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in technology, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.

Our merchant banking funds will typically invest in securities of a class that are not publicly-traded. In many cases we may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or otherwise be restricted from disposing of such securities. We will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Moreover, in cases where we hold publicly traded securities, we may be further limited in our ability to sell such securities if we sit on the board of directors of the portfolio company. In particular, our merchant banking funds’ ability to dispose of investments is heavily dependent on the merger and acquisition environment and the initial public offering market, which fluctuates in terms of both volume of transactions as well as the types of companies which are able to access the market. Furthermore, the types of investments made may require a substantial length of time to liquidate.

In addition, the investments in these funds are reported at estimated fair value at the end of each quarter and our allocable share of these gains or losses will affect our revenue, which could increase the volatility of our quarterly earnings, even though such gains or losses may have no cash impact. It takes a substantial period of time to identify attractive merchant banking opportunities, to negotiate a transaction with the seller and arrange the financing to make an investment and then to realize the cash value of our investment through resale. Even if a merchant banking investment proves to be profitable, it may be several years or longer before any profits can be realized in cash from such investment.

We value our merchant banking portfolio and other investments each quarter using a fair value methodology, which could result in gains or losses to the firm; the fair value methodology may over- or under-state the ultimate value we will realize; clawbacks and losses could affect our stock price adversely

The firm makes principal investments in GCP, GSAVP and GCP Europe and similar vehicles. As of December 31, 2008, the value of the firm’s principal investment in GCP, GSAVP and GCP Europe and other investments was $72.0 million. The value of our fund investments is recorded at estimated fair value and is determined on a quarterly basis by the general partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Significant changes in the public equity markets may have a material effect on the fair value of our principal investments and therefore on our revenues and profitability during any reporting period. The estimated fair value at which the principal investments are carried on our books may vary significantly from period to period depending on a number of factors beyond our control. It may not be possible to sell these investments at the estimated fair values attributed to them in our financial statements. Moreover, that portion of our merchant banking revenue which is attributable to realized profit overrides is subject to repayment to the limited partners of our merchant banking funds if certain performance hurdles for those funds are not met (which we refer to as a “clawback”). As a result, our stock price could be adversely affected by losses in the value of these investments or clawbacks.

Investors in our merchant banking funds may elect to remove us as the general partner of those funds at any time without cause. Such removal would lead to a decrease in our revenues, which could be substantial and lead, therefore, to a material adverse effect on our business

The third-party investors in our merchant funds may, subject to certain conditions, act at any time to remove us as the general partner in those funds without cause, resulting in a reduction in management fees we earn from such funds, and a significant reduction in the amounts of profit overrides we could earn from those funds. In addition to the significant negative impact on our revenue and earnings, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damages as well.

A significant deterioration in the credit markets or the failure of one or more banking institutions could adversely affect our ability to access the cash invested by us

A significant portion of our assets consist of cash and cash equivalents. We have invested these assets in instruments which we believe are highly liquid, and monitor developments relating to the liquidity of these investments on a regular basis, but in the event of a significant deterioration of the credit markets or the failure of one or more banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash investments could have a material adverse effect on our liquidity and result in a charge to our earnings which could have a material adverse effect on the value of our stock.

Our inability to refinance our existing revolving credit facility could adversely effect our operations. We have a revolving loan commitment from a U.S. commercial bank which expires December 31, 2009. At December 31, 2008 we had $26.5 million drawn down from the facility. We utilize the revolving loan facility to provide for our domestic cash needs, which include the funding of capital calls for GCP II and GSAVP, dividend payments, share repurchases and for other corporate purposes. The duration of the loan commitment extends for twelve months. Our inability to extend the maturity date or retain the existing commitment amount of the loan with the existing lender or to find another lender would require us to repay all or a portion of the loan balance. In that event it is likely we would be required to repatriate funds to the U.S. to fund the repayment. This could result in an incremental tax charge. Our inability to refinance the loan facility could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.

We face strong competition from far larger firms and small independent firms

The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 234 employees (including managing directors and senior advisors) as of December 31, 2008 and total revenues of approximately $221.9 million in 2008. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased over the years as a result of substantial consolidation among companies in the investment banking industry. In 2008, this trend of consolidation and convergence accelerated considerably as several major U.S. financial institutions consolidated, filed for bankruptcy protection, were forced to merge or received substantial government assistance. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing we may be unable to compete for advisory clients in a significant part of the advisory market.

In addition to our larger competitors, over the last few years, a number of new, smaller independent boutique investment banks have emerged which offer independent advisory services. Many of these firms have been formed by high profile investment bankers who have exited the bulge bracket firms. These firms differentiate themselves from the large multi-line investment banks and compete with us for business where independent, unconflicted advice is sought.

Strategic investments, acquisitions and joint ventures, or foreign expansion may result in additional risks and uncertainties in our business.

We intend to grow our core business through both recruiting and internal expansion and through strategic investments, acquisitions or joint ventures. In the event we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our business.

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

Greenhill is predominantly owned by its managing directors whose interests may differ from those of our public shareholders

Our managing directors and their affiliated entities collectively own approximately 45% of the total shares of common stock outstanding at December 31, 2008. Robert F. Greenhill and members of his family beneficially own approximately 14% of our common stock.

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

Employee misconduct could harm Greenhill and is difficult to detect and deter

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Our financial advisory business often requires that we deal with client confidences of the greatest significance to our clients, improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain advisory clients. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases.

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

We are subject to extensive regulation in the financial services industry

We, as a participant in the financial services industry, are subject to extensive regulation in the United States, Europe and elsewhere. In the U.S., our broker-dealer subsidiary, Greenhill & Co., LLC is subject to regulation in the United States, by the SEC and FINRA. In the U.K., our subsidiaries, Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, as well as Greenhill Capital Partners Europe LLP, are subject to regulation by the Financial Services Authority. Any failure to comply with applicable laws and regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our broker-dealer or investment adviser subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Our U.S. broker-dealer and our U.K. and German investment banking affiliates are subject to periodic examinations by regulatory authorities. We cannot predict the outcome of any such examination. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

Some of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between an advisor and its clients or between an advisor’s clients, as well as general anti-fraud prohibitions.

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

Fees earned in connection with advisory assignments in the bankruptcy context may be subject to challenge and reduction

In our financial advisory business we from time to time advise debtors or creditors of companies which are involved in bankruptcy proceedings in the United States Bankruptcy Courts. Under the applicable rules of those courts, our fees are subject to approval by the court and other interested parties have the ability to challenge the payment of those fees. Fees earned and reflected in our revenues may from time to time be subject to successful challenges, which could result in a reduction of revenues and affect our stock price adversely.

Our share price may decline due to the large number of shares eligible for future sale

Sales of substantial amounts of common stock by our managing directors and other employees, or the possibility of such sales, may adversely affect the price of the common stock and impede our ability to raise capital through the issuance of equity securities.

As of December 31, 2008, there were 27,981,150 shares of common stock outstanding, which is net of 4,849,273 shares of common stock held in treasury. Of those shares, 12,355,083 shares of common stock are subject to a lock-up and may not be sold until November 6, 2009, subject to certain exceptions. The lock-up was entered into by the selling shareholders in our November 2008 offering (which included nearly all of our pre-IPO managing directors and certain other managing directors). It restricts the transfer of all the shares owned or subsequently acquired during the one year lock-up period, effectively extending and broadening the five year transfer restriction agreed to by our pre-IPO managing directors in respect of the shares they received at the time of our initial public offering in May 2004.

A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding

At the time of and since our initial public offering we have awarded our directors, managing directors and other employees restricted stock units. At December 31, 2008, 2,014,686 restricted stock units were outstanding and an additional 697,254 restricted stock units were granted to employees subsequent to year end as part of the long-term incentive award program. A significant portion of the compensation of our managing directors is paid in restricted stock units. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest either ratably over a five year period beginning on the first anniversary of the grant date or do not vest until the fifth anniversary of their grant date, when they vest in full. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Assuming all of the conditions to vesting are fulfilled, shares in respect of the 2,014,686 restricted stock units that are outstanding as of December 31, 2008 would be issued as follows: 350,499 shares in 2009, 642,062 shares in 2010, 605,378 shares in 2011, 207,751 shares in 2012 and 208,996 shares in 2013. While we have historically repurchased in the open market and through privately negotiated transactions a significant number of our shares of common stock, if we were to cease to or were unable to repurchase shares of common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made statements under the captions “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors”.

These risks are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Forward-looking statements include, but are not limited to, the following:

•	the statements about our policy that our total compensation and benefits, including that payable to our managing directors and senior advisors, will not exceed 50% of total revenues each year in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Compensation and Benefits”;

•	the statement about our expectation that revenues from our financial advisory business will continue to account for the majority of our revenues in the near to medium-term in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”;

•	the statement about our expectations that we expect to expand our merchant banking management business and related activities over time in “Overview – Merchant Banking and Other”;

•	the statement about new managing directors adding incrementally to our revenue and income growth potential in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”;

•	the statement about the bankruptcy or merger of our larger competitors will create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment”;

•	the statement that weak economic and financial conditions should provide attractive opportunities to invest unspent merchant banking capital in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment”;

•	the statements about our expected annual fees from our merchant banking funds in 2009 and thereafter in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merchant Banking and Other Revenues”;

•	the statement that GHLAC’s consummation of its transaction with Iridium could provide a significant source of additional merchant banking revenue after completion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Merchant Banking and Other Revenues;

•	the statement about our expectation that non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-Compensation Expense”; and

•	the discussion of our ability to meet liquidity needs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.	Properties

At December 31, 2008, we occupied eight offices, all of which are leased. Our headquarters are located at 300 Park Avenue, New York, New York, and comprise approximately 70,000 square feet of leased space, pursuant to lease agreements expiring in 2010 (with options to renew for five years). In London, we lease approximately 19,000 square feet of office space (of which 6,000 square feet is sublet) at Lansdowne House, 57 Berkeley Square in London, pursuant to lease agreements expiring in 2013. Our Frankfurt office is located at Neue Mainzer Strasse 52 and consists of approximately 13,000 square feet of leased space, pursuant to a lease agreement expiring in 2015 (with an option to renew for five years). Our Dallas office is located at 300 Crescent Court and consists of approximately 6,000 square feet, pursuant to a lease agreement expiring in 2013. Our Toronto office is located at 79 Wellington Street and consists of approximately 5,000 square feet, pursuant to a lease agreement expiring in 2014. Our San Francisco office is located at One California Street and consists of approximately 4,000 square feet pursuant to a lease agreement expiring in 2013. Pursuant to a lease agreement expiring in 2013 our Tokyo office is located at the Marunouchi Building and consists of approximately 2,000 square feet. Pursuant to a lease agreement expiring in May 2009, our Chicago office is currently located in temporary office space at 1 South Dearborn and consists of approximately 1,000 square feet.

Item 3.	Legal Proceedings

The firm is from time to time involved in legal proceedings incidental to the ordinary course of its business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers are Scott L. Bok (Co-Chief Executive Officer), Simon A. Borrows (Co-Chief Executive Officer), Robert H. Niehaus (Chairman, Greenhill Capital Partners), Richard J. Lieb (Chief Financial Officer), Harold J. Rodriguez (Chief Administrative Officer, Chief Compliance Officer and Treasurer), and Jodi B. Ganz (General Counsel and Secretary). Set forth below is a brief biography of each executive officer.

Scott L. Bok, 49, has served as our Co-Chief Executive Officer since October 2007, served as U.S. President from January 2004 until October 2007 and has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Bok participated on the two-person administrative committee responsible for managing Greenhill’s operations. Mr. Bok has also served as a Senior Member of Greenhill Capital Partners since its formation. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of GHL Acquisition

Corp. and various private companies. Mr. Bok is also a member of the Investment Committee of Greenhill Capital Partners.

Simon A. Borrows, 50, has served as our Co-Chief Executive Officer since October 2007, served as our Non-U.S. President from January 2004 until October 2007 and been a member of our Management Committee since its formation in January 2004. In addition, Mr. Borrows has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From 2001 until the formation of our Management Committee, Mr. Borrows participated on the two-person administrative committee responsible for managing Greenhill’s operations. Mr. Borrows joined Greenhill as a managing director in June 1998. Prior to joining Greenhill, Mr. Borrows was the managing director of Baring Brothers International Limited (the corporate finance division of ING Barings), a position Mr. Borrows had held since 1995. Mr. Borrows was a director of Baring Brothers from 1989 to 1998. Prior to joining Baring Brothers in 1988, Mr. Borrows worked in the corporate finance department of Morgan Grenfell. Mr. Borrows is also a member of the Investment Committee of Greenhill Capital Partners and Greenhill Capital Partners Europe.

Robert H. Niehaus, 53, has served as the Chairman of Greenhill Capital Partners since June 2000. Mr. Niehaus has been a member of our Management Committee since its formation in January 2004. Mr. Niehaus joined Greenhill in January 2000 as a managing director to begin the formation of Greenhill Capital Partners. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a managing director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a $2.2 billion private equity investment fund, from 1992 to 1999, and was vice chairman and a director of Morgan Stanley Capital Partners III, L.P., a $1.8 billion private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the chief operating officer of Morgan Stanley’s merchant banking department from 1996 to 1998. Mr. Niehaus is a director of GHL Acquisition Corp., Heartland Payment Systems, Inc., Exco Holdings, Inc., Crusader Energy Group Inc. and various private companies. Mr. Niehaus is also a member of the Investment Committee of Greenhill Capital Partners Europe and GSAVP.

Richard J. Lieb, 49, became Chief Financial Officer of Greenhill in March 2008. Mr. Lieb has been a member of our Management Committee since March 2008. Mr. Lieb joined Greenhill in April 2005 as a Managing Director, having spent 20 years at Goldman Sachs where he headed the real estate investment banking department.

Harold J. Rodriguez, Jr., 53, has served as our Chief Administrative Officer since March 2008 and has been Managing Director – Finance, Regulation and Operations and Treasurer since January 2004. From November 2000 through December 2003, Mr. Rodriguez was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners since he joined Greenhill in June 2000. Prior to joining Greenhill, Mr. Rodriguez was Vice President – Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked with Ernst & Young, where he was a senior manager specializing in taxation. Mr. Rodriguez has been the Chief Financial Officer of GHL Acquisition Corp since March 2008.

Jodi B. Ganz, 37, has served as the General Counsel of Greenhill since March 2008. Prior to joining Greenhill in January 2007 as Assistant General Counsel, she practiced corporate law for eight years in the New York and London offices of Davis Polk & Wardwell.

Our Board of Directors has seven members, three of whom are employees (Robert F. Greenhill, Scott L. Bok and Simon A. Borrows) and four of whom are independent, John C. Danforth, Steven F. Goldstone, Stephen L. Key and Isabel V. Sawhill. A brief biography of each of Ms. Sawhill and Messrs. Danforth, Greenhill, Goldstone and Key is set forth below.

Robert F. Greenhill, 72, our founder, has served as our Chairman since the time of our founding in 1996, served as Chief Executive Officer from 1996 until October 2007 and was a member of our

Management Committee from its formation in January 2004 until October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was chairman and chief executive officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee. Mr. Greenhill is also a member of the Investment Committee of Greenhill Capital Partners.

John C. Danforth, 72, has served on our Board of Directors since February of 2005. He served as the United States Representative to the United Nations between July of 2004 and January of 2005 and, except during his service at the United Nations, has been a Partner in the law firm of Bryan Cave LLP since 1995. He served in the United States Senate from 1976 to 1995. Senator Danforth is a Director of Cerner Corporation. He is ordained to the clergy of the Episcopal Church.

Steven F. Goldstone, 63, has served on our Board of Directors since July of 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was chairman and chief executive officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also non-executive chairman of ConAgra Foods, Inc. and a director of Merck & Co. Mr. Goldstone is also a director of several private companies and non-profit organizations.

Stephen L. Key, 65, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. Since 2001, he has served as the Vice Chairman and Chief Financial Officer of J.D. Watkins Enterprises, Inc. and as a member of its Advisory Board of Directors. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key is also a member of the Board of Directors and serves as Chairman of the Audit Committee of 1-800 Contacts, Inc., GSI Group, and First Wind Holdings, LLC and is a member of the Board of Trustees of the Rhode Island School of Design and is a director of a private company.

Isabel V. Sawhill, 71, has served on our Board of Directors since July of 2004. Dr. Sawhill currently serves as a Senior Fellow (Economic Studies) of the Brookings Institution. From 2003 until 2006, Dr. Sawhill was Vice President and Director of Economic Studies at the Brookings Institution and prior to that had been a senior fellow at Brookings since 1997. From 1995 until 1997 she was a Senior Fellow at the Urban Institute. From 1993 until 1995, she served as an Associate Director at the Office of Management and Budget. Ms. Sawhill is a member of the Board of Directors of a number of non-profit organizations. On July 28, 2008, Ms. Sawhill announced her retirement from the Board of Directors, effective April 22, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock (ticker: GHL) is traded is the New York Stock Exchange. The following tables set forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared.

	Fiscal 2008
			Dividends per
	Sales Price		share of
	High	Low	common stock

First quarter	$79.64	$50.51	$0.45
Second quarter	75.40	52.50	0.45
Third quarter	92.90	45.42	0.45
Fourth quarter	77.40	54.65	0.45

	Fiscal 2007
			Dividends per
	Sales Price		share of
	High	Low	common stock

First quarter	$77.00	$59.22	$0.25
Second quarter	74.01	59.31	0.25
Third quarter	74.26	47.14	0.38
Fourth quarter	76.98	60.08	0.38

As of February 20, 2009, there were approximately 35 holders of record of the firm’s common stock.

On February 20, 2009, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $65.89 per share.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.

ASSUMES $100 INVESTED ON MAY 6, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2008

The following table provides information as of December 31, 2008 regarding securities issued under our equity compensation plans that were in effect during fiscal 2008.

		Number of			Number of Securities
		Securities to be	Weighted-Average		Remaining Available
		Issued Upon	Exercise Price		for Future Issuance
		Exercise of	of		Under Equity
		Outstanding	Outstanding		Compensation Plans
		Options,	Options,		(Excluding Securities
		Warrants and	Warrants		Reflected in the
	Plan Category	Rights	and Rights		Second Column)

Equity compensation plans approved by security holders	Equity Incentive Plan(1)	2,014,686	$—	(2)	26,682,920
Equity compensation plans not approved by security holders	None	—	—		—

Total		2,014,686	—		26,682,920

(1)	Our amended Equity Incentive Plan was approved by our security holders in April 2008. See Note 11 of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

(2)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.

Share Repurchases in the Fourth Quarter of 2008

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased(1)	Paid Per Share	Programs	Plans or Programs

October 1 – October 31	—	$—	—	$85,000,605
November 1 – November 30	—	—	—	85,000,605
December 1 – December 31	—	—	—	85,000,605

(1)	Excludes 3,551 shares the Company is deemed to have repurchased at $64.20 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 6.	Selected Financial Data

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share and number of employee data)

Statement of Income Data:
Total revenues	$221,873	$400,422	$290,646	$221,152	$151,853
% change from prior year	(45%)	38%	31%	46%	20%
Compensation & benefit expense	102,050	183,456	134,134	102,441	61,447
Non-compensation expense	41,965	39,765	37,355	28,711	26,898

Income before tax and minority interest(a)(b)	77,858	177,201	119,157	90,000	63,508
Net income	48,978	115,276	75,666	55,532	38,316
Diluted earnings per share	1.74	4.01	2.55	1.81	1.33
Balance Sheet Data:
Total assets	$265,779	$374,213	$297,731	$235,605	$177,016
Total liabilities	65,712	229,670	140,326	116,996	49,395
Minority interest	1,818	2,253	2,231	3,230	504
Stockholders’ and members’ equity	198,249	142,290	155,174	115,379	127,117
Dividends declared per share	1.80	1.26	0.70	0.44	0.16
Pro Forma Data (unaudited)(a)
Pro forma income before tax and minority interest(b)	$77,858	$177,201	$119,157	$90,000	$57,275
Pro forma net income(c)(d)	48,978	115,276	75,666	55,532	34,327
% change from prior year
Pro forma diluted earnings per share	1.74	4.01	2.55	1.81	1.19
Pro forma diluted average shares outstanding(e)	28,214	28,728	29,628	30,672	28,789
Selected Data and Ratios (unaudited)
Income before tax and minority interest as a percentage of revenues	35%	44%	41%	41%	42%
Revenues per employee(f)	991	1,930	1,651	1,591	1,298
Employees(g):
North America	150	131	116	90	76
Europe	81	83	85	61	51
Asia	3	—	—	—	—

Total employees	234	214	201	151	127

(a)	Prior to the initial public offering the firm was a limited liability company and its earnings did not fully reflect the compensation expense the firm pays its managing directors or taxes that it pays as a public corporation. Additionally, a portion of the firm’s earnings attributable to its European operations was recorded as minority interest. The firm believes that the pro forma results, which increase compensation expense and tax expense to amounts it expects it would have paid as a corporation and eliminate the minority interest, more accurately depict its results as a public company. During the years ended December 31, 2008, 2007, 2006 and 2005, the firm operated as a public company for the entire period, and the pro forma amounts presented above reflect actual results for that period. The amounts for the year ended December 31, 2004 include the pro forma results of operations as if the firm operated as a public company during the period January 1, 2004 to the date of its public offering combined with the actual results of operations for the period after the public offering.

(b)	Because the firm had been a limited liability company prior to the initial public offering, payments for services rendered by its managing directors generally had been accounted for as distributions of members’ capital rather than as compensation expense. As a corporation, the firm includes all payments for services rendered by managing directors in compensation and benefits expense.

Compensation and benefits expense, reflecting the firm’s conversion to corporate form, consists of cash compensation and non-cash compensation related to the restricted stock units awarded to employees at the time of the firm’s initial public offering consummated on May 11, 2004, as well as any additional restricted stock units awarded in the future. An adjustment to increase compensation expense for the year ended December 31, 2004 of $6.2 million, has been made to record total compensation and benefits expense at 45% of total revenues, consistent with the percentage of compensation paid in 2004 for the period after the initial public offering.

(c)	For the year ended December 31, 2004 historical income before tax has been increased by $6.5 million to reflect the elimination on a pro forma basis of minority interests held by the European managing directors in Greenhill & Co. International LLP.

(d)	As a limited liability company, the firm was generally not subject to income taxes except in foreign and local jurisdictions. The pro forma provision for income taxes for the year ended December 31, 2004 includes an adjustment of $4.2 million for assumed federal, foreign, state and local income taxes as if the company were a C Corporation for the period January 1, 2004 to the date of the public offering at an assumed effective rate of 42% combined with the actual tax provision for the period after the public offering.

(e)	For 2004 the actual and pro forma numbers of common shares outstanding give effect to (i) 25,000,000 shares issued in connection with the reorganization of the firm in conjunction with the initial public offering as if it occurred on January 1, 2004, (ii) the weighted average of the 5,750,000 shares and the common stock equivalents issued in conjunction with and subsequent to the initial public offering and (iii) the 9,346 shares of treasury stock purchased by the firm.

(f)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each period.

(g)	Includes our managing directors and senior advisors.

Reconciliation of Unaudited Pro Forma Data to Historical Financial Information

The following table reconciles unaudited pro forma income before tax and minority interest to income before tax and minority interest. For 2008, 2007, 2006 and 2005, actual results are presented:

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Income before tax and minority interest	$77,858	$177,201	$119,157	$90,000	$63,508
Add back (deduct):
Historical compensation and benefits	—	—	—	—	61,447
Pro forma compensation and benefits	—	—	—	—	(67,680)

Pro forma income before tax and minority interest	$77,858	$177,201	$119,157	$90,000	$57,275

The following table reconciles unaudited pro forma net income to net income. For 2008, 2007, 2006 and 2005, actual results are presented:

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Net income	$48,978	$115,276	$75,666	$55,532	$38,316
Add back (deduct):
Historical compensation and benefits	—	—	—	—	61,447
Pro forma compensation and benefits	—	—	—	—	(67,680)
Minority interest	—	—	—	—	6,487
Historical taxes	—	—	—	—	18,705
Pro forma taxes	—	—	—	—	(22,948)

Pro forma net income	$48,978	$115,276	$75,666	$55,532	$34,327

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto, Tokyo, Dallas, San Francisco and Chicago. Our activities constitute a single business segment with two principal sources of revenue:

•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement advisory; and

•	Merchant banking, which includes the management of outside capital invested in the firm’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II and GCP Europe, the “Greenhill Funds”), and the firm’s principal investments in the Greenhill Funds and other merchant banking funds and similar vehicles.

Historically, our financial advisory business has accounted for the majority of our revenues, and we expect that to remain so for the near to medium term. However, there have been periods, such as the second quarter of 2008 and the first quarter of 2006, in which the revenues of our merchant banking business outweighed our financial advisory revenues. Since the initial public offering, our financial advisory business has generated 83% of total revenues and our merchant banking and other business has generated approximately 17% of our total revenue.

The main driver of the financial advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. We have recruited and plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. We expect these hires will over time, add incrementally to our revenue and income growth potential. In total, we recruited 14 Managing Directors in 2008, increasing our Managing Director count on a net basis by 40%. This group of experienced bankers brings us sector expertise in Health Care Devices, Health Care Services, Industrials, Paper & Forest Products and Telecom; new offices in San Francisco, Tokyo and Chicago; and a new Fund Placement Advisory business.

The principal drivers of our merchant banking revenues are management fees paid by the funds and realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices.

At December 31, 2008, we had three merchant banking funds which are actively investing and we have assets under management in those funds of $1.3 billion. In addition, in early 2008 we completed a $400 million initial public offering of GHLAC, a special purpose acquisition company, in which we invested approximately $8.0 million. In September 2008 GHLAC announced an agreement to acquire Iridium, a leading provider of voice and data mobile satellite services and in October 2008, the firm completed a $22.9 million investment in Iridium.

Our revenues can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of our merchant banking gains (or losses) and other factors. Accordingly, the revenues in any particular year may not be indicative of future results.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors.” Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial advisory revenues were $218.2 million for the year ended December 31, 2008 compared to $366.7 million for the year ended December 31, 2007, which represents a decrease of 41%. At the same time, worldwide completed M&A volume decreased by 32%, from $4,013 billion in 2007 to $2,735 billion in 2008(2).

Since July 2007 the financial markets have experienced a sharp contraction in credit availability and global M&A activity. Recent levels of capital markets volatility and an uncertain macroeconomic outlook have further contributed to a volatile and uncertain environment for evaluating many assets, securities and companies, which may lead to a more difficult environment for M&A activity. Because we earn a majority of our financial advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our financial advisory business has been negatively impacted and may be further impacted by a reduction in M&A activity. We believe, however, that our simple business model as an independent, unconflicted adviser, in a period of the bankruptcy or merger of many of our larger banking-focused competitors, will create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach.

Merchant banking and other revenues were $3.7 million for the year ended December 31, 2008 compared to $33.7 million for the year ended December 31, 2007, which represents a decrease of 89%. Consistent with the difficult economic and market environment in 2008, our merchant banking portfolio experienced disappointing results. We avoided extraordinary losses through more modest use of leverage than the typical merchant banking fund. Current weak economic and financial conditions should provide attractive opportunities to invest the substantial committed but unspent capital that remains in our merchant banking funds.

Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of financial advisory and merchant banking revenue realized by the firm.

(2)     Source: Thompson Financial as of January 19, 2009.

Results of Operations

The following tables set forth data relating to the firm’s sources of revenues:

Historical Revenues by Source

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)

Financial advisory fees	$218.2	$366.7	$209.8	$142.1	$130.9
Merchant banking & other revenue	3.7	33.7	80.8	79.1	21.0

Total revenues	$221.9	$400.4	$290.6	$221.2	$151.9

Financial Advisory Revenues

Historical Financial Advisory Revenues by Client Location

	For the Year Ended December 31,
	2008	2007	2006	2005	2004

United States	47%	36%	47%	44%	54%
Europe	44%	58%	51%	55%	43%
Canada, Latin America & Other	9%	6%	2%	1%	3%

Historical Financial Advisory Revenues by Industry

	For the Year Ended December 31,
	2008	2007	2006	2005	2004

Communications & Media	11%	12%	15%	21%	29%
Consumer Goods & Retail	7%	20%	4%	8%	25%
Financial Services	20%	26%	10%	12%	17%
Healthcare	8%	1%	21%	—	12%
Technology	1%	2%	4%	2%	1%
Energy & Utilities	13%	6%	7%	6%	10%
Real Estate, Lodging & Leisure	8%	5%	4%	1%	4%
General Industrial & Other	32%	28%	35%	50%	2%

We operate in a highly competitive environment where there are no long-term contracted sources of revenue, and each revenue-generating engagement, which typically relates to only one potential transaction, is separately awarded and negotiated. Our list of clients with whom there is a currently active revenue-generating engagement changes continually. We gain new clients each year through our business development initiatives, by recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from chief executives, directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

A majority of our financial advisory revenue is contingent upon the closing of a merger, acquisition, restructuring or similar transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. In certain client engagements, often those involving financially distressed companies, we earn a significant portion of our revenue in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment but are not necessarily linked to the end result.

We do not allocate our financial advisory revenue by type of advice rendered (M&A, financing advisory and restructuring, fund placement or other) because of the complexity of the assignments for which we earn revenue. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed client. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring. Finally, an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa.

2008 versus 2007.  Financial advisory revenues were $218.2 million for the year ended December 31, 2008 compared to $366.7 million for the year ended December 31, 2007, which represents a decrease of 41%. The decrease resulted from a decrease in the scale and number of completed assignments.

Prominent financial advisory assignments in 2008 include:

•	The sale of Kelda Group plc to a consortium of international infrastructure investors;

•	The acquisition by Roche Holding Ltd. of Ventana Medical Systems, Inc.;

•	The sale of American Financial Realty Trust to Gramercy Capital Corp.;

•	The acquisitions by G4S plc of ArmorGroup International plc and of Global Solutions Limited;

•	The acquisition by Hancock Timber Resource Group of TimberStar Southwest;

•	The sale of the Philadelphia Stock Exchange, Inc. to the NASDAQ Stock Market, Inc.; and

•	The merger of Delta Air Lines with Northwest Airlines.

We earned financial advisory revenue from 65 different clients in 2008, compared to 74 in 2007. We earned $1 million or more from 37 clients in 2008, compared to 47 in 2007. The ten largest fee-paying clients in 2008 contributed 54% to our total revenues, and none of those clients had in any prior year been among our ten largest fee-paying clients. One client represented approximately 10% of total revenues in 2008 and one client represented 12% of total revenues in 2007.

2007 versus 2006.  Financial advisory revenues were $366.7 million for the year ended December 31, 2007 compared to $209.8 million for the year ended December 31, 2006, which represents an increase of 75%. The increase reflected generally high levels of M&A volume, increasing demand for independent advisors and our continuing business development efforts.

Prominent financial advisory assignments in 2007 include:

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

We earned financial advisory revenue from 74 different clients in 2007, compared to 72 in 2006. We earned $1 million or more from 47 clients in 2007, compared to 45 in 2006. The ten largest fee-paying clients in 2007 contributed 56% to our total revenues, and only one of those clients had in any prior year been among our ten largest fee-paying clients. One client represented approximately 12% of total revenues in 2007 and one client represented 10% of total revenues in 2006.

Merchant Banking & Other Revenues

Our merchant banking activities currently consist primarily of the management of and our investment in Greenhill’s merchant banking funds: GCP I, GCP II, GSAVP and GCP Europe. The following table sets forth additional information relating to our merchant banking and other revenues:

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Management fees	$19.2	$17.3	$15.2	$11.4	$4.5
Net realized and unrealized gains (losses) on investments in merchant banking funds	(17.5)	7.0	27.1	32.0	11.3
Net realized and unrealized merchant banking profit overrides	(2.7)	1.8	34.6	32.3	4.1
Other realized and unrealized investment income	1.1	2.2	0.8	0.5	0.3
Interest income	3.6	5.4	3.1	2.9	0.8

Total merchant banking & other revenues	$3.7	$33.7	$80.8	$79.1	$21.0

We manage four separate families of merchant banking funds: GCP I, GCP II, GCP Europe and GSAVP.

					Amount
				Amount	Committed
		Year	Total	Committed	by Our
Fund	Type of Fund	Commenced	Commitments(1)	by the Firm(1)	Employees(1)

GCP I	North America, merchant banking North America,	2000	$423 million	$30.1 million	$69.5 million
GCP II	merchant banking Northeastern United States;	2005	$875 million	$88.5 million	$136 million
GSAVP	venture capital UK and Europe;	2006	$101.5 million	$10.9 million	$22.6 million
GCP Europe	merchant banking	2007	£191.0 million	£25.0 million	£41.9 million

(1)	Commitment amounts are stated as of the relevant closing dates of the respective funds with the exception of GCP I, which reflects the commitments after giving effect to its 2004 reorganization.

We generate merchant banking revenue from (i) management fees paid by the funds we manage, (ii) gains (or losses) on our investments in the merchant banking funds and similar vehicles, and (iii) profit overrides.

We charge management fees in GCP II, GSAVP and GCP Europe to all investors except the firm. In GCP I, we charge management fees to all outside investors who are not employed or affiliated with us. Management fees are generally charged based upon a percentage of committed capital (ranging from 1.5% to 2.5%) during the 5 year commitment period and as a percentage of invested capital

(ranging from 1.0% to 2.0%) after the termination of the commitment period. Our management fees also include portions of other transactions fees which may be paid directly to us by portfolio companies of the merchant banking funds. We currently earn annual fees from GCP II of approximately $12.3 million, and we expect to earn such amount through 2009 (or such earlier time as the commitment period terminates) and a lesser amount thereafter. We currently earn annual fees from GSAVP of approximately $2.1 million, and we expect to earn such annual amount through 2011 (or such earlier time as the commitment period terminates) and a lesser amount thereafter. We earned fees from GCP Europe of approximately £1.9 million in 2008 and we expect to earn the same or a slightly higher annual amount through 2012 (or such earlier time as the commitment period terminates) and a lesser amount thereafter. The amount of management fees earned from a fund after the termination of the commitment period will decline because our fee percentage is lower and is based upon invested capital, which will decrease as the investments are liquidated. For 2009, we expect to earn approximately $0.3 million in management fees from GCP I.

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. In addition, we recognize the consolidated earnings of the general partners of these funds in which we have a majority economic interest, offset by allocated expenses of the funds. To the extent we make other principal investments, we will also recognize revenue based on the realized and unrealized gains (or losses) from such investments on a quarterly basis. We record our investments at estimated fair value. The value of our fund investments in privately held companies is determined on a quarterly basis by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by our merchant banking funds as well as those held directly by us in publicly traded securities are valued using quoted market prices discounted for any contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments from quarter to quarter. Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations.

As the general partner of our merchant banking funds, we make investment decisions for the funds and are entitled to receive from the funds an override of the profits of the funds after certain performance hurdles are met. In aggregate, we and our employees are entitled to a profit override percentage of 20% of the profits, to the extent they exceed certain performance hurdles, earned by investors other than the firm in GCP II, GSAVP and GCP Europe. We are deemed to have the majority of the economic interest in the managing general partner of GCP I and the general partners of GCP II, GSAVP, GCP Europe in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”(”FIN 46-R”) (effective for investments made beginning early 2004). Under FIN 46-R we include as consolidated revenue all realized and unrealized profit overrides earned by the managing general partners of GCP I (for all investments made after January 1, 2004), GCP II, GSAVP and GCP Europe. From an economic perspective, profit overrides in respect of such investments are allocated 50% to the firm and 50% to employees of the firm. The economic share of the profit overrides allocated to the employees of the firm is recorded as compensation expense.

The amount of profit overrides we recognize as revenue will depend upon the underlying fair value of each portfolio company and is subject to the volatility referred to above. We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund.

Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by such fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors other than the firm for GCP II, GCP Europe and GSAVP.

The profit overrides realized by the firm during the period 2004 through 2008 relate to GCP I. As of December 31, 2008, we have not recognized profit overrides from our investments in GCP II, GCP Europe and GSAVP. We calculate the amount of merchant banking profit overrides, if any, on an accrual basis at the end of each period by measuring the profit on each investment over a specified financial return threshold for each investment fund. At June 30, 2008 we exceeded the profit threshold in GCP II and we entered the “catch-up” adjustment phase for the profit override, which entitled us to record 100 percent of the gain until we reached 20 percent of the total gain on our investment. At September 30, 2008 we no longer exceeded the profit threshold in GCP II and the previously recognized but unrealized profit override was reversed. At December 31, 2008, we remained below the profit threshold for each of GCP II, GSAVP and GCP Europe.

Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is deemed probable and the amount of the clawback can be reasonably estimated. During 2008 a portion of the accrued profit overrides for GCP I were reversed. As of December 31, 2008, we had unrealized profit overrides of $2.7 million related to GCP I. We have not reserved for any clawback obligations because we do not believe the likelihood of a clawback is probable.

In September 2008 GHLAC announced an agreement to acquire Iridium, a leading provider of voice and data mobile satellite services and in October 2008, Greenhill completed a $22.9 million investment in Iridium. The acquisition of Iridium is subject to stockholder approval, various regulatory approvals and other customary closing conditions. If the acquisition of Iridium is completed on the agreed terms and our investment is converted to common shares without any adjustment to the conversion price, the firm will own approximately 9.2 million common shares (AMEX:GHQ) and 6 million warrants (AMEX:GHQ.WS), exercisable at $7.00 per common share, of the combined company. While we can provide no assurances that the transaction will receive stockholder approval and the various regulatory approvals required or that the parties will satisfy the various other closing conditions, if consummated the transaction could provide a significant source of additional merchant banking revenue after completion. In the event that GHLAC is unable to consummate a business combination prior to February 14, 2010 we will write-off our investment of approximately $8.0 million in GHLAC made at the time of its initial public offering.

2008 versus 2007.  For the year ended December 31, 2008, the firm earned $3.7 million in merchant banking and other revenue compared to $33.7 million in 2007, a decrease of 89%. The decrease principally resulted from a decline in the fair market value of merchant banking funds and reversal of overrides accrued in prior periods in GCP I, offset by slightly higher asset management fees resulting from greater assets under management. During 2008 GCP (and the firm) recognized gains from nine (9) of our portfolio companies and recorded losses on eighteen (18) portfolio companies. In 2007 GCP (and the firm) recognized gains related to twelve (12) portfolio companies and recorded losses related to seven (7) portfolio companies. The firm had no investments in 2008 or 2007 that contributed more than 10% to total revenues in those years. Included in merchant banking and other revenue for the years ended December 31, 2008 and 2007 is ($0.5) million and $0.1 million, respectively related to the portion of the interests in the general partners of GCP which are held directly by employees of the firm, which is deducted as minority interest in net income (loss) of affiliates.

2007 versus 2006.  For the year ended December 31, 2007, the firm earned $33.7 million in merchant banking and other revenue compared to $80.8 million in 2006, a decrease of 58%. The decrease was primarily due to lower principal investment gains and related profit overrides, offset by greater interest income and slightly higher asset management fees resulting from greater assets under management. In total, GCP (and the firm) recognized gains relating to twelve (12) portfolio companies and recorded losses relating to seven (7) portfolio companies in 2007. GCP (and the firm) recognized gains relating to eleven (11) portfolio companies and recorded losses relating to one (1) portfolio company in 2006. The firm had no investments in 2007 or 2006 that contributed more than 10% to total revenues in those years. Included in merchant banking and other revenue for the years ended December 31, 2007 and 2006 is $0.1 million and $1.9 million, respectively, related to the portion of the interests in the general partners of GCP which are held directly by employees of the firm, which is deducted as minority interest.

The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations, commodity prices and merger and acquisition opportunities. Revenue recognized from gains (or losses) recorded are not necessarily indicative of revenue that may be realized and/or recognized in future periods.

Operating Expenses

Our total operating expenses for the year ended December 31, 2008 were $144.0 million, which compares to $223.2 million of total operating expenses for the year ended December 31, 2007. The decrease of $79.2 million, or 36%, principally reflects a decrease in compensation expense which is described in more detail below. The pre-tax income margin was 35% in 2008 and 44% in 2007.

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

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Year Ended December 31,
	2008	2007	2006
	(in millions, except employee data)

Number of employees at year end	234	214	201
Employee compensation and benefits expense	$102.0	$183.5	$134.1
% of revenues	46%	46%	46%
Non-compensation expense	42.0	39.7	37.4
% of revenues	19%	10%	13%
Total operating expense	144.0	223.2	171.5
% of revenues	65%	56%	59%
Minority interest in net income (loss) of affiliates	(0.5)	0.1	1.9
Total income before tax	78.4	177.1	117.3
Pre-tax income margin	35%	44%	40%

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

The compensation we pay to our employees consists of base salary and benefits, annual incentive compensation payable as cash bonus awards and long-term incentive compensation awards of restricted stock units. Base salary and benefits are paid ratably throughout the year. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including the performance of the firm and are paid annually in February following year end. Awards of restricted stock units are also discretionary and amortized to compensation expense (based upon the value of the award at the time of grant) during the service period over which the award vests, which is generally five years. As we expense these awards, the restricted stock units recognized are recorded within stockholders’ equity. In January 2009, our employees were granted 697,254 restricted stock units as part of the long-term incentive award program.

2008 versus 2007.  For the year ended December 31, 2008, our employee compensation and benefits expenses were $102.0 million, which compares to $183.5 million of compensation and benefits expense for the year ended December 31, 2007. The decrease of $81.5 million or 44% is due to the lower level of revenues in 2008 compared to 2007. For the year ended December 31, 2008, the ratio of compensation to revenues was 46%, which was the same as 2007.

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

Non-Compensation Expenses

Our non-compensation expenses include the costs for occupancy and rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation, interest expense and other operating expenses, including the benefit of foreign currency gains or the expense related to foreign currency losses. Reimbursed client expenses are netted against non-compensation expenses.

We expect that our non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments.

2008 versus 2007.  For the year ended December 31, 2008, our non-compensation expenses were $42.0 million, which compared to $39.7 million for the year ended December 31, 2007, representing an increase of $2.3 million or 6%. The increase is principally related to higher occupancy costs associated with rental rate increases and new office space, increased information service costs primarily attributable to the growth in personnel, and higher interest expense related to greater average short term borrowings, partially offset by the absence of a provisions for legal contingencies in 2008 as compared to the same period in 2007.

Non-compensation expenses as a percentage of revenue in the year ended December 31, 2008 were 19%. This compares to 10% for the year ended December 31, 2007. The increase in these non-compensation expenses as a percentage of revenue in 2008 as compared to 2007 reflects slightly higher expenses spread over significantly lower revenues.

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

Non-compensation expenses as a percentage of revenue in the year ended December 31, 2007 were 10%. This compares to 13% for the year ended December 31, 2006. The decrease in these expenses as a percentage of revenue in 2007 as compared to 2006 reflects a small increase in non-compensation costs spread over greater revenue.

The firm’s non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in annual revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, the amount of our short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular year may not be indicative of the non-compensation expenses as a percentage of revenue in future years.

Provision for Income Taxes

We are subject to federal, foreign and state and local corporate income taxes. In addition, certain of our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.

2008 versus 2007.  For the year ended December 31, 2008, the provision for taxes was $29.4 million, which reflects an effective tax rate of approximately 38%. This compares to a provision for taxes for the year ended December 31, 2007 of $61.8 million, which reflects an effective tax rate of approximately 35%. The decrease in the provision for taxes in 2008 as compared to 2007 principally results from lower pre-tax income partially offset by a slightly higher effective tax rate as a greater proportion of our pre-tax income was earned in higher tax rate jurisdictions during 2008 as compared to 2007.

2007 versus 2006.  For the year ended December 31, 2007, the provision for taxes was $61.8 million, which reflects an effective tax rate of approximately 35%. This compares to a provision for taxes for the year ended December 31, 2006 of $41.6 million, which reflects an effective tax rate of approximately 36%. The increase in the provision for taxes in 2007 as compared to 2006 principally results from higher pre-tax income partially offset by a slightly lower effective tax rate based on the fact that a greater proportion of our pre-tax income was earned in lower tax rate jurisdictions.

The effective tax rate can fluctuate as a result of variations in the relative amounts of financial advisory and merchant banking revenue earned in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Geographic Data

For a summary of the total revenues, income before minority interest and tax and total assets by geographic region, see Note 15 to the consolidated financial statements.

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

We generate cash from both our operating activities in the form of financial advisory and asset management fees and our merchant banking investments in the form of distributions of investment proceeds and profit overrides. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, investments in merchant banking funds, payment of dividends, repurchase of shares of our stock and leasehold improvements.

Our cash balances generally accumulate from our operating activities during the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions where collections may take longer due to court-ordered holdbacks. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2009, cash bonuses of $16.9 million relating to 2008 compensation were paid to our employees. In addition, we expect to pay approximately $11.6 million in early 2009 related to income taxes owed for the year ended December 31, 2008.

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

Our merchant banking funds typically invest in privately held companies. The ability of our merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term.

To provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes we retain a $90 million revolving bank loan facility. Borrowings under the facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, as applicable. Interest on borrowings is based on the higher of Bank of America Prime Rate or 4 percent. The revolving bank loan facility matures on December 31, 2009. At December 31, 2008, $26.5 million of borrowings were outstanding on the loan facility and we were compliant with all loan covenants.

As of December 31, 2008, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP and GCP Europe and other merchant banking and related activities of $52.3 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”

As of December 31, 2008 we had cash and cash equivalents on hand of $62.8 million, of which $39.7 million were held outside the U.S. Since we became a C Corp at the time of our initial public offering, we have been subject to federal income tax on our domestic earnings and that portion of our foreign earnings which we repatriate. It has been our policy to retain approximately 50% of our foreign earnings within our foreign operating units to minimize our global tax burden and to fund our foreign investment needs. However, in the event our cash needs in the U.S. exceed our cash reserves and availability under the revolving loan facility we may repatriate additional cash from our foreign operations, which could result in an incremental tax charge.

Based upon authorization provided by our Board of Directors we repurchased 240,880 shares of our common stock during 2008 in open market purchases at an average price of $62.27 per share. Additionally, during 2008 we are deemed to have repurchased 106,043 shares of our common stock at an average price of $64.43 per share in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units.

In November 2008, the firm completed its primary stock offering (“the Primary Offering”) of 1,250,000 common shares. The offering price was $56.00 per share, and the Company received proceeds, net of underwriting commissions and expenses, of $67.3 million. The proceeds were used to repay a portion of the outstanding borrowings under the revolving loan bank facility.

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

Cash Flows

2008.  Cash and cash equivalents decreased by $128.8 million in 2008, including an $12.9 million reduction resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year end foreign currency conversion rates. We used $13.9 million from operating activities, including $85.3 million from net income after giving effect to the non-cash items offset by a net decrease in working capital of $99.2 million (principally from the payment of both accrued year-end 2007 bonuses and corporate income taxes). We used $37.2 million from investing activities, including $30.2 million for investments in our merchant banking funds, $8.0 million in GHLAC, $2.2 million in Barrow Street and $22.9 million in Iridium as well as $2.8 million for the build-out of new office space, offset by $17.7 million related to distributions received from our merchant banking investments and proceeds of $11.2 million from the sale of investments. We used $64.8 million for financing activities, including $60.0 million for the net repayment of our revolving loan facility, $21.8 million for the repurchase of our common stock, $50.0 million for the payment of dividends and $1.4 million for the repayment of prior undistributed earnings to GCI’s U.K. members offset by $67.3 million from the issuance of common stock.

2007.  Cash and cash equivalents increased by $129.3 million in 2007. We generated $145.9 million from operating activities, including $115.4 million from net income after giving effect to the non-cash items and by a net increase in working capital of $30.5 million (principally from a decrease in accrued compensation payable and a decrease in taxes payable). We generated $76.5 million from investing activities, including $38.8 million from the net sale of auction rate securities, $37.8 million in distributions received from our merchant banking investments, and $39.1 million from the sale of other investments (including $30.1 million attributable to sale of Ironshore Inc. to GCP Europe), offset by $34.7 million of new investments in merchant banking funds or other principal investments and $4.5 million for the build-out of new office space. We used $92.8 million for financing activities, including $36.9 million for the payment of dividends and $125.0 million for the repurchase of our common stock. A portion of our financing activities were funded through net borrowings of $67.0 million.

2006.  Cash and cash equivalents decreased by $20.9 million in 2006. We generated $39.7 million from operating activities, including $30.3 million from net income after giving effect to the non-cash items and by a net increase in working capital of $9.4 million (principally from the accrual of compensation expense and taxes payable and an increase in accounts receivable, offset in part by a decrease in accounts payable and accrued expenses). We used $12.7 million in investing activities, including $53.2 million for new investments in merchant banking funds and shares of Ironshore, Inc., $38.8 million from the net purchase of auction rate securities, $8.8 million from the build-out of new office space and $2.3 million for the purchase of Beaufort Partners Limited, offset in part by $90.4 million in distributions from our merchant banking investments. We used $52.6 million for financing activities, including $21.2 million for the payment of dividends and $53.5 million for the repurchase of our common stock. A portion of our financing activities were funded through net borrowings of $19.5 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2008:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in millions)

Operating lease obligations	$23.9	$8.3	$9.2	$5.0	$1.4
Revolving loan facility	26.5	26.5	—	—	—
Merchant banking commitments(a)	51.3	20.9	23.6	6.8	—
Other commitments	1.0	1.0	—	—	—

Total	$102.7	$56.7	$32.8	$11.8	$1.4

(a)	We may be required to substantially fund our merchant banking commitments at any time through 2012, depending on the timing and level of investments by GCP II, GCP Europe and GSAVP, although we do not expect these commitments to be drawn in full. Since the merchant banking commitments can be drawn at any time over the life of the commitment period, the amounts above are shown as if spread ratably over the life of the primary commitment period.

The firm has a revolving loan facility of $90 million to provide for working capital needs, facilitate the funding of short-term investments and other general corporate purposes. Borrowings under this facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, as applicable. Interest on borrowings is based on the higher of Bank of America Prime Rate or 4 percent. The revolving bank loan facility matures on December 31, 2009. At December 31, 2008, $26.5 million of borrowings were outstanding on the loan facility.

Market Risk

We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe and other merchant banking funds and GHLAC, Iridium and related investments.

We have invested our cash in short duration, highly rated fixed income investments including treasury bills and money market funds. Changes in interest rates and other economic and market conditions could affect these investments adversely; however, we do not believe that any such changes will have a material effect on our results of operations. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short-term cash investments are primarily denominated in U.S. dollars, Canadian dollars, pounds sterling and Euros, and we face foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements. To the extent that the cash balances in local currency exceed our short term obligations, we may hedge our foreign currency exposure.

With regard to our principal investments (including, to the extent applicable, our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets and credit market may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at December 31, 2008, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of $1.8 million. We meet on a quarterly basis to determine the estimated fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees manage the risks associated with the merchant banking portfolios by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which currencies 38% of our revenues for the year ended December 31, 2008 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. Because of the strengthening in value of the dollar relative to the pound sterling and euro in 2008 on a weighted average basis, our earnings in 2008 were lower than they would have been had the value of the dollar relative to those other currencies remained constant. However, we do not believe we face any material risk in respect of exchange rate movements.

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

The consolidated financial statements of the firm include all consolidated accounts and Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, and Greenhill & Co. Europe LLP and Greenhill Capital Partners Europe LLP, after eliminations of all significant inter-company accounts and transactions. In accordance with FIN 46-R, the firm consolidates the general partners of our merchant banking funds in which we have a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). As such, the general partners records their proportionate share of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, “Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), is subject to removal by a simple majority of unaffiliated third-party investors.

Revenue Recognition

Financial Advisory Fees

We recognize financial advisory fee revenue for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The firm recognizes fund placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as financial advisory fee revenue over the period in which the related service is rendered.

Our clients reimburse certain expenses incurred by us in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements.

Merchant Banking and Other Revenues

Merchant banking revenues consist of (i) management fees on the firm’s merchant banking activities, (ii) gains (or losses) on investments in our merchant banking funds and other principal investment activities and (iii) merchant banking profit overrides.

Management fees earned from the firm’s merchant banking activities are recognized over the period of related service.

We recognize revenues on investments in our merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies are determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by the merchant banking funds as well as those held by us in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments.

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the firm for GCP II, GCP Europe and GSAVP. The profit overrides earned by the firm are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, “Accounting for Management Fees Based on a Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96 the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2008, we have not reserved for any clawback obligations under applicable fund agreements.

Investments

The firm’s investments in merchant banking funds are recorded under the equity method of accounting based upon the firm’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The firm’s holdings of the GHLAC common stock are also recorded under the equity method of accounting. The firm’s other investments are recorded at estimated fair value.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No. 123(R), “Share-Based Payment”(“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and generally is amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The firm records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a charge to stockholders’ equity.

Provision for Taxes

The firm accounts for taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”(“SFAS 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

Effective on January 1, 2007, the firm adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109” (“FIN 48”), which prescribes a single, comprehensive model for how a firm should recognize, measure, present and disclose in its financial statements uncertain tax positions that the firm has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The firm’s deferred tax liabilities are presented as a component of taxes payable on the consolidated statements of financial condition. Management applies the “more-likely-than-not criteria” included in FIN 48 when determining tax benefits. The implementation of FIN 48 did not result in any current adjustment or any cumulative effect and therefore, no adjustment was recorded to retained earnings upon adoption.

Market/Credit Risks

The firm maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the firm may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

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

Basis of Fair Value Measurement

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Derivative Instruments

The firm accounts for the GHLAC Warrants, which were obtained in connection with its investment in the GHLAC, under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and other hedging activities. In accordance with SFAS 133, the firm records the GHLAC Warrants in the consolidated statement of financial condition at estimated fair value, with changes in estimated fair value recorded in merchant banking revenue in the consolidated financial statements.

Accounting Developments

In December 2007, FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) was issued. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The effective date for SFAS is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The firm is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements.

In March 2008, FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) was issued. SFAS 161 requires firms to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires firms to better convey the purpose of derivative use in terms of the risks that such firm is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect a firm’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning on or after November 15, 2008. The firm is currently evaluating the potential impact of adopting SFAS 161 on its consolidated financial statements.

In June 2008, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”) was issued. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earning per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-06-1 requires firms to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The firm is currently evaluating the potential impact of adopting FSP EITF 03-6-1 on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See “Item 7. Market Risk” above for a discussion of market risks.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are listed in “Item 15. Exhibits and Financial Statement Schedules”.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Based upon their evaluation of the firm’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this 2008 Form 10-K, the firm’s Co-Chief Executive Officers and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the firm’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Management’s report on the firm’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are included on pages F-2 – F-4 of this report.

In addition, on May 27, 2008 our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Co-Chief Executive Officers and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding members of the Board of Directors will be presented in Greenhill’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on April 22, 2009, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K under the caption “Executive Officers.”

Item 11.  Executive Compensation

Information regarding executive compensation will be presented in Greenhill’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on April 22, 2009, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in Greenhill’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on April 22, 2009, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions will be presented in Greenhill’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on April 22, 2009, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be presented in Greenhill’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be held on April 22, 2009, and is incorporated herein by reference.

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Greenhill & Co., Inc. and Subsidiaries

Management’s Report on Internal Control over Financial Reporting

Management of Greenhill & Co., Inc. and subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

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

The Company’s independent registered public accounting firm has issued their auditors’ report appearing on page F-4 which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Greenhill & Co., Inc.

We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Greenhill & Co., Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhill & Co., Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Greenhill & Co., Inc.

We have audited Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Greenhill & Co., Inc. and our report dated February 24, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 24, 2009

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,

	2008	2007

Assets
Cash and cash equivalents	$62,848,655	$191,670,516
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.3 million and $0.4 million at December 31, 2008 and 2007, respectively	26,255,995	26,753,578
Other receivables	4,434,227	2,485,594
Property and equipment, net	12,074,207	14,527,341
Investments in affiliated merchant banking funds	73,412,898	89,425,693
Other investments	34,951,710	8,588,518
Due from affiliates	455,615	77,086
Goodwill	16,133,050	19,728,022
Deferred tax asset	33,996,719	20,636,654
Other assets	1,216,117	320,328

Total assets	$265,779,193	$374,213,330

Liabilities, Minority Interest and Stockholders’ Equity
Compensation payable	$19,448,513	$108,060,851
Accounts payable and accrued expenses	9,614,649	7,126,770
Bank loan payable	26,500,000	86,450,000
Taxes payable	10,149,231	26,587,071
Due to affiliates	—	1,445,044

Total liabilities	65,712,393	229,669,736
Minority interest in net assets of affiliates	1,817,595	2,253,128
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 32,830,423 and 31,232,236 shares issued as of December 31, 2008 and 2007, respectively; 27,981,150 and 26,729,886 shares outstanding as of December 31, 2008 and 2007, respectively	328,304	312,322
Restricted stock units	59,525,357	42,743,802
Additional paid-in capital	213,365,812	126,268,395
Exchangeable shares of subsidiary; 257,156 shares issued, 208,418 shares outstanding as of December 31, 2008 and 257,156 shares issued and outstanding as of December 31, 2007	12,442,555	15,352,213
Retained earnings	189,357,441	190,416,057
Accumulated other comprehensive income (loss)	(17,408,714)	4,727,125
Treasury stock, at cost, par value $0.01 per share; 4,849,273 and 4,502,350 shares as of December 31, 2008 and 2007, respectively	(259,361,550)	(237,529,448)

Stockholders’ equity	198,249,205	142,290,466

Total liabilities, minority interest and stockholders’ equity	$265,779,193	$374,213,330

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2008	2007	2006

Revenues
Financial advisory fees	$218,196,923	$366,662,286	$209,849,768
Merchant banking revenue	121,203	28,304,543	77,640,023
Interest income	3,554,921	5,455,582	3,155,774

Total revenues	221,873,047	400,422,411	290,645,565
Expenses
Employee compensation and benefits	102,049,624	183,456,281	134,133,733
Occupancy and equipment rental	10,640,820	9,780,212	8,973,490
Depreciation and amortization	4,592,176	4,228,714	3,008,579
Information services	5,671,879	5,149,724	4,349,274
Professional fees	4,784,812	4,326,002	3,410,404
Travel related expenses	6,999,759	6,782,611	5,819,923
Interest expense	3,580,292	3,023,763	627,286
Other operating expenses	5,695,323	6,474,027	11,165,830

Total expenses	144,014,685	223,221,334	171,488,519
Income before taxes and minority interest	77,858,362	177,201,077	119,157,046
Minority interest in net income (loss) of affiliates	(511,670)	91,610	1,858,119

Income before taxes	78,370,032	177,109,467	117,298,927
Provision for taxes	29,391,962	61,833,195	41,632,982

Net income	$48,978,070	$115,276,272	$75,665,945

Average shares outstanding:
Basic	28,166,520	28,634,769	29,518,085
Diluted	28,214,015	28,728,293	29,627,747
Earnings per share:
Basic	$1.74	$4.03	$2.56
Diluted	$1.74	$4.01	$2.55
Dividends declared and paid per share:	$1.80	$1.26	$0.70

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2008	2007	2006

Net income	$48,978,070	$115,276,272	$75,665,945
Currency translation adjustment, net of tax	(22,135,839)	2,217,754	4,870,555

Comprehensive income	$26,842,231	$117,494,026	$80,536,500

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31,

	2008	2007	2006

Common stock, par value $0.01 per share
Common stock, beginning of the year	$312,322	$310,345	$308,800
Common stock issued	15,982	1,977	1,545

Common stock, end of the year	328,304	312,322	310,345

Restricted stock units
Restricted stock units, beginning of the year	42,743,802	21,205,268	8,931,618
Restricted stock units recognized	32,196,650	29,088,080	15,834,888
Restricted stock units delivered	(15,415,095)	(7,549,546)	(3,561,238)

Restricted stock units, end of the year	59,525,357	42,743,802	21,205,268

Additional paid-in capital
Additional paid-in capital, beginning of the year	126,268,395	116,251,930	109,961,120
Common stock issued	85,940,317	7,852,109	3,704,731
Tax benefit from the delivery of restricted stock units	1,157,100	2,164,356	2,586,079

Additional paid-in capital, end of the year	213,365,812	126,268,395	116,251,930

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	15,352,213	15,352,213	—
Exchangeable shares of subsidiary issued	—	—	15,352,213
Exchangeable shares of subsidiary delivered	(2,909,658)	—	—

Exchangeable shares of subsidiary, end of the year	12,442,555	15,352,213	15,352,213

Retained earnings
Retained earnings, beginning of the year	190,416,057	112,052,519	57,595,530
Dividends	(50,036,686)	(36,912,734)	(21,208,956)
Net income	48,978,070	115,276,272	75,665,945

Retained earnings, end of the year	189,357,441	190,416,057	112,052,519

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	4,727,125	2,509,371	(2,361,184)
Currency translation adjustment, net	(22,135,839)	2,217,754	4,870,555

Accumulated other comprehensive income (loss), end of the year	(17,408,714)	4,727,125	2,509,371

Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(237,529,448)	(112,507,426)	(59,056,548)
Repurchased	(21,832,102)	(125,022,022)	(53,450,878)

Treasury stock, end of the year	(259,361,550)	(237,529,448)	(112,507,426)

Total stockholders’ equity	$198,249,205	$142,290,466	$155,174,220

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2008	2007	2006

Operating activities:
Net income	$48,978,070	$115,276,272	$75,665,945
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	4,592,176	4,228,714	3,008,579
Net investment (gains) losses	19,087,179	(11,003,760)	(62,458,927)
Restricted stock units recognized and common stock issued	32,554,053	29,392,620	15,979,922
Deferred taxes	(19,904,419)	(22,548,696)	(1,934,395)
Changes in operating assets and liabilities:
Financial advisory fees receivable	497,583	(5,309,634)	5,892,261
Due to (from) affiliates	(378,529)	631,557	(448,106)
Other receivables and assets	(2,841,866)	(216,523)	(867,943)
Compensation payable	(88,612,338)	43,705,711	3,135,442
Accounts payable and accrued expenses	2,487,879	843,766	(9,701,764)
Minority interest in net assets of affiliates	(435,533)	22,225	(998,634)
Taxes payable	(9,893,486)	(9,165,540)	12,400,604

Net cash (used in) provided by operating activities	(13,869,231)	145,856,712	39,672,984
Investing activities:
Purchases of merchant banking investments	(30,197,302)	(31,372,950)	(52,997,539)
Purchases of other investments	(33,062,500)	(3,325,000)	(250,000)
Proceeds from investments	11,232,727	39,141,072	—
Distributions from investments	17,699,255	37,811,302	90,410,530
Purchase of securities	—	(5,000,000)	(49,161,725)
Sale or maturity of securities	—	43,753,193	10,408,532
Purchases of property and equipment	(2,848,984)	(4,484,690)	(8,816,594)
Acquisition of Beaufort Partners Limited, net of cash acquired	—	—	(2,339,676)

Net cash (used in) provided by investing activities	(37,176,804)	76,522,927	(12,746,472)
Financing activities:
Proceeds of revolving bank loan	111,925,000	204,600,000	56,000,000
Repayment of revolving bank loan	(171,875,000)	(137,650,000)	(36,500,000)
Repayment of notes to U.K. members	(1,445,044)	—	—
Proceeds from the issuance of common stock	67,274,143	—	—
Dividends paid	(50,036,686)	(36,912,734)	(21,208,956)
Purchase of treasury stock	(21,832,102)	(125,022,022)	(53,450,878)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	1,157,100	2,164,356	2,586,079

Net cash (used in) financing activities	(64,832,589)	(92,820,400)	(52,573,755)
Effect of exchange rate changes on cash and cash equivalents	(12,943,237)	(275,009)	4,792,664

Net (decrease) increase in cash and cash equivalents	(128,821,861)	129,284,230	(20,854,579)
Cash and cash equivalents, beginning of year	191,670,516	62,386,286	83,240,865

Cash and cash equivalents, end of year	$62,848,655	$191,670,516	$62,386,286

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,444,615	$2,770,412	$426,173
Cash paid for taxes, net of refunds	$54,371,677	$91,699,733	$30,093,182

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 –	Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt, Toronto, Tokyo, Dallas, San Francisco and Chicago.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement advisory; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II, and GCP Europe, the “Greenhill Funds”), and the Company’s principal investments in the Greenhill Funds and other merchant banking funds and similar vehicles.

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (“G&Co”), Greenhill Capital Partners, LLC (“GCPLLC”), Greenhill Venture Partners, LLC (“GVP”), Greenhill Aviation Co., LLC (“GAC”), Greenhill & Co. Europe Holdings Limited (“GCE”), Greenhill & Co. Holding Canada Ltd. (“GCH”) and Greenhill & Co. Japan Ltd. (“GCJ”).

G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the Financial Industry Regulation Authority. G&Co is engaged in investment banking activities principally in North America.

GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCEI”) and Greenhill Capital Partners Europe LLP (“GCPE”), through its controlling membership interests. GCI and GCEI are engaged in investment banking activities, principally in Europe, and are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, the Company’s UK-based private equity fund that invests in a diversified portfolio of private equity and equity related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The majority of the investors in GCP Europe are third parties; however, the Company and its employees have also made investments in GCP Europe.

The Company, through Greenhill & Co. Canada Ltd., a wholly-owned Canadian subsidiary of GCH, engages in investment banking activities in Canada.

The Company, through GCJ, engages in investment banking activities in Japan.

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

GVP is an investment adviser, registered under the IAA. GVP provides investment advisory services to GSAVP, our venture funds that invest in early growth stage companies in the tech-enabled and business information services industries. The majority of the investors in GSAVP are third parties; however, the Company and its employees have also made investments in GSAVP.

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

Basis of Financial Information

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made in prior year information to conform to current year presentation.

The consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest, including GCI, GCEI and GCPE, after eliminations of all significant inter-company accounts and transactions. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”), the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, “Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”(“EITF 04-5”), is subject to removal by a simple majority of unaffiliated third-party investors.

Minority Interest

The portion of the consolidated interests in the general partners of our merchant banking funds, which are held directly by employees of the Company are represented as minority interest in the accompanying consolidated financial statements.

Revenue Recognition

Financial Advisory Fees

The Company recognizes financial advisory fee revenue for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The Company recognizes fund placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as financial advisory fee revenue over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $4.5 million, $4.0 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Merchant Banking and Other Revenues

Merchant banking revenues consist of (i) management fees on the Company’s merchant banking activities, (ii) gains (or losses) from the Company’s investments in merchant banking funds and other principal investment activities, and (iii) merchant banking profit overrides.

Management fees earned from the Company’s merchant banking activities are recognized over the period of related service.

The Company recognizes revenues on investments in its merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies are determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by the merchant banking funds as well as those held by the Company in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments.

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the Company for GCP II, GCP Europe and GSAVP. The profit overrides earned by the Company are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, “Accounting for Management Fees Based on a Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2008, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 – Investments” for further discussion of the merchant banking revenue recognized.

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

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.3 million, $0.4 million and $0.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Stock Units

In accordance with the fair value method prescribed by FASB Statement No. 123(R), “Share-Based Payment”(“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and generally is amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The Company records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a charge to stockholders’ equity.

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

Foreign Currency Translation

Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented in accordance with FASB Statement No. 52 “Foreign Currency Translation” (“SFAS 52”). Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statement of changes in stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated statement of income.

Goodwill

Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating business is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with SFAS 52.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful life of the assets. Amortization of leasehold improvements is computed by the straight-line method over the lesser of the life of the asset or the term of the lease. Estimated useful lives of the assets are generally as follows:

Equipment – 5 years

Furniture and fixtures – 7 years

Leasehold improvements – the lesser of 10 years or the remaining lease term

Provision for Taxes

The Company accounts for taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

Effective on January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FIN 48. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The Company’s deferred tax liabilities are presented as a component of taxes payable on the consolidated statements of financial condition. Management applies the “more-likely-than-not criteria” included in FIN 48 when determining tax benefits. The implementation of FIN 48 did not result in any current adjustment or any cumulative effect and therefore, no adjustment was recorded to retained earnings upon adoption.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At December 31, 2008 and 2007, the carrying value of the Company’s cash equivalents approximated fair value.

Market/Credit Risks

The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

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

Basis of Fair Value Measurement

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Derivative Instruments

The Company accounts for the GHLAC Warrants, which were obtained in connection with its investment in the GHLAC, under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and other hedging activities. In accordance with SFAS 133, the Company records the GHLAC Warrants in the consolidated statement of financial condition at estimated fair value, with changes in estimated fair value recorded in merchant banking revenue in the consolidated financial statements.

Accounting Developments

In December 2007, FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) was issued. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements.

In March 2008, FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) was issued. SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning on or after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161 on its consolidated financial statements.

In June 2008, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”) was issued. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earning per share under the two-class method described in SFAS 128. FSP EITF 03-06-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1 on its consolidated financial statements.

Note 3 –	Investments

Affiliated Merchant Banking Investments

The Company invests in merchant banking funds for which it also acts as the managing general partner. In addition to recording its direct investments in the funds, the Company consolidates each general partner in which it has a majority of the economic interest.

The Company recognizes revenue on investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. The value of the merchant banking fund’s investments in privately held companies are determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the investments are carried are adjusted to fair value at the end of each period and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments and consequently also that portion of the revenues attributable to the Company’s merchant banking investments.

The Company’s management fee income consists of fees paid by its merchant banking funds and other transaction fees paid by the portfolio companies.

Investment gains or losses from the merchant banking activities are comprised of investment income, realized and unrealized gains or losses from the Company’s investment in the Greenhill Funds, and the consolidated earnings of the general partner in which it has a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings or losses of the general partner which are held by employees and former employees of the Company is recorded as minority interest in net income (loss) of affiliates.

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

The Company’s merchant banking revenue, by source, is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)

Management fees	$19,208	$17,301	$15,181
Net realized and unrealized gains (losses) on investments in merchant banking	(17,543)	7,023	27,093
Net realized and unrealized merchant banking profit overrides	(2,700)	1,800	34,600
Other realized and unrealized investment income	1,156	2,181	766

Total merchant banking revenue	$121	$28,305	$77,640

The carrying value of the Company’s investments in affiliated merchant banking funds are as follows:

	As of December 31,
	2008	2007
	(in thousands)

Investment in GCP I	$8,469	$24,977
Investment in GCP II	55,852	53,240
Investment in GSAVP	2,730	2,982
Investment in GCPE	6,362	8,227

Total investments in affiliated merchant banking funds	$73,413	$89,426

At December 31, 2008 and 2007, the investment in GCP I included $0.5 million and $1.0 million, respectively, related to the interests in the managing general partner of GCP I held directly by various employees of the Company. At December 31, 2008 and 2007, the investment in GCP II included $1.3 million and $1.2 million, respectively, related to the interests in the general partner of GCP II held directly by various employees of the Company. At December 31, 2008 and 2007, approximately $0.8 million and $5.3 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio and is payable, subject to clawback, at the time the funds realize cash proceeds.

At December 31, 2008, the Company had unfunded commitments of $51.3 million to the Greenhill Funds. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment date of each fund. The commitments to GCP I expired on March 31, 2007. At December 31, 2007, the Company had unfunded commitments to GCP II of $17.6 million which may be funded through June 2010, unfunded commitments to GSAVP of $6.5 which may be funded through September 2011, and unfunded commitments to GCP Europe of approximately $27.2 million which may be funded through December 2012.

Other Investments

The Company’s other investments are as follows:

	As of December 31,
	2008	2007
	(in thousands)

Barrow Street Capital III, LLC	$3,736	$1,825
Tammac Holdings Corp.	—	2,000
Energy Transfer Equity LP	—	4,764
Iridium Holdings, L.L.C.	22,900	—
GHLAC Common Stock and GHLAC Warrants	8,316	—

Total other investments	$34,952	$8,589

The Company committed $5.0 million to Barrow Street Capital III, LLC (“Barrow Street III”), a real estate investment fund, of which $1.0 million remains unfunded at December 31, 2008. The remaining commitment to Barrow Street III is expected to be drawn over the remaining commitment period, which ends in April 2009. The Company accounts for this investment under the equity method.

The investment in Tammac Holdings Corp, a GCP I portfolio company, is in the form of a note, which bears interest at 8% per annum and matures in November 2009. During 2008, the Company wrote down the value of its investment in Tammac Holdings Corp and recorded an unrealized loss of $2.0 million.

In 2008, GCP LLC received distributions in kind from GCP I of marketable securities of Crown Castle International Corp. in the amount of $5.5 million and Heartland Payment Systems, Inc. in the amount of $1.6 million. The Company sold these investments for $5.2 million and $1.7 million, respectively. In 2007, GCP LLC received distributions in kind of marketable securities of Energy Transfer Equity, L.P. in the amount of $4.5 million. This investment was sold in 2008 for $4.3 million.

During 2008, GCE, a subsidiary of the Company, invested $22.9 million in Iridium Holdings, L.L.C. (“Iridium”). GHLAC has agreed to acquire Iridium subject to stockholder approval, various regulatory approvals and other customary closing conditions. The GCE investment is in the form of a convertible subordinated note (the “Note”), which is unsecured, accrues interest at the rate of 5% per annum starting six months after the issuance date and matures on October 24, 2015. The Note is convertible, at GCE’s option, into Iridium Class A units, subject to certain conditions.

Fair Value Hierarchy

The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
	(in thousands)

Assets
Iridium Holdings, L.L.C.	$—	$—	$22,900	$22,900
GHLAC Warrants(1)	—	—	8,295	8,295

Total investments	$—	$—	$31,195	$31,195

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2007

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2007
	(in thousands)

Assets
Tammac Holdings Corp.	$—	$—	$2,000	$2,000
Energy Transfer Equity LP	4,764	—	—	4,764

Total investments	$4,764	$—	$2,000	$6,764

Level 3 Gains and Losses

The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the year ended December 31, 2008.

				Purchases,
				Sales,
				Other	Net
	Beginning	Realized		Settlements	Transfers	Ending
	Balance	Gains	Unrealized	and	in and/or	Balance
	January 1,	or	Gains or	Issuances,	out of	December 31,
	2008	(Losses)	(Losses)	net	Level 3	2008
	(in thousands)

Assets
Tammac Holdings Corp.	$2,000	$—	$(2,000)	$—	$—	$—
Iridium Holdings, L.L.C.	—	—	—	22,900	—	22,900
GHLAC Warrants(1)	—	—	270	8,025	—	8,295

Total investments	$2,000	$—	$(1,730)	$30,925	$—	$31,195

The Company has used an internally developed model to value the GHLAC Warrants, which takes into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (1) the terms of the warrants themselves, including

(1)     The GHLAC Warrants consist of the Founder Warrants and the GHLAC Private Placement Warrants discussed in Note 1.

exercise price, exercisability threshold (where applicable) and expiration date; (2) externally observable factors including yields on U.S. Treasury obligations and various equity volatility measures, including historical volatility of broad market indices; and (3) internal estimates, including the Company’s weighted average cost of capital and the probability of a GHLAC acquisition closing. The carrying value of the Iridium note approximates estimated fair value.

Note 4 –	Goodwill

On July 6, 2006, the Company acquired through its wholly owned subsidiary, GCH, 100% of the outstanding share capital of Beaufort Partners Limited, an independent investment bank based in Toronto, Canada. The acquisition was accounted for as a purchase. At the time of the acquisition approximately $17.7 million of the purchase price was allocated to goodwill. Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with SFAS 52. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of accumulated other comprehensive income (loss) in the consolidated statement of changes in stockholders’ equity and amounted to a loss of $3.6 million in 2008. The Company has reviewed its goodwill in accordance with SFAS 142 and determined that the fair value of the reporting entity to which goodwill is related exceeded the carrying value of such reporting entity. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2008 and 2007.

Note 5 –	Related Parties

At December 31, 2008 and 2007, the Company had receivables of $0.5 million and $0.0 million due from the Greenhill Funds, respectively, relating to accrued management fees and expense reimbursements, which are included in due from affiliates.

Until August 2006, Barrow Street subleased office space from the Company and reimbursed the Company for the use of other facilities and participation in the Company’s health care plans. Included in expenses for the year ended December 31, 2006 are reimbursements of $0.3 million by Barrow Street.

During 2008, 2007 and 2006, the Company paid $11,965, $24,067 and $26,414, respectively, for the use of an aircraft owned by an executive of the Company. Included in occupancy and equipment rental expense for each of the years ended December 31, 2008, 2007 and 2006 are rent reimbursements of $64,890 for 2008, $56,800 for 2007 and $46,800 for 2006, for airplane and office space sublet by a firm owned by an executive of the Company.

Due to affiliates at December 31, 2007 represents undistributed earnings to the U.K. members of GCI from the period prior to the Company’s reorganization. In April 2008, the Company repaid the principal amount of the undistributed earnings to the U.K. members of GCI. Included in accounts payable and accrued expenses are $0.3 million and $0.2 million in interest payable on the undistributed earnings to the U.K. members of GCI at December 31, 2008 and 2007, respectively.

Note 6 –	Property and Equipment

Property and Equipment consist of the following:

	As of December 31,
	2008	2007
	(in thousands)

Aircraft.	$17,037	$16,482
Equipment	9,506	8,282
Furniture and fixtures	4,682	4,620
Leasehold improvements	16,348	16,650

	47,573	46,034
Less accumulated depreciation and amortization	(35,499)	(31,507)

Total property and equipment, net	$12,074	$14,527

Note 7 –	Revolving Bank Loan Facility

At December 31, 2008, the Company had a $90.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs, facilitate the funding of investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed to GCPLLC or GVP in respect of its partnership interests in GCPI and GCPII or GSAVP, respectively. Interest on borrowings is based on the higher of Bank of America Prime Rate or 4 percent and is payable monthly. The revolving bank loan facility matures on December 31, 2009. In addition, the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility was approximately $69.2 million and $43.8 million for the years ended December 31, 2008 and December 31, 2007, respectively. The weighted average interest rates were 4.47% to 6.80% for the years ended December 31, 2008 and 2007, respectively.

Note 8 –	Stockholders’ Equity

Dividends declared per common share were $1.80 in 2008, $1.26 in 2007 and $0.70 in 2006. Dividend equivalents of $3.4 million, $2.2 million and $1.0 million were recorded in 2008, 2007 and 2006, respectively, on the restricted stock units that are expected to vest.

On July 6, 2006, in connection with the acquisition of Beaufort Partners Limited, GCH issued 257,156 shares of non-voting exchangeable shares valued at $15.4 million which are exchangeable into the same number of shares of common stock of the Company subject to certain conditions and are entitled to receive the same dividends (if any) as paid in respect of the common stock. The non-voting exchangeable shares are exchangeable at the option of the holders thereof at any time except in limited circumstances in connection with a liquidation of the Company or where the Company has exercised its rights to redeem the exchangeable shares. On November 13, 2008, 48,738 shares were converted into common stock. As of December 31, 2008, the total value of the remaining 208,418 shares amounted to $12.4 million.

In November 2008, the Company completed its primary stock offering (“the Primary Offering”) of 1,250,000 common shares. The offering price was $56.00 per share, and the Company received proceeds, net of underwriting commissions and expenses, of $67.3 million.

During 2008, the Company repurchased in open market transactions 240,880 shares of its common stock at an average price of $62.27. Additionally, the Company is deemed to have repurchased 106,043 shares of its common stock at an average price of $64.43 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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

Note 9 –	Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	For The Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)

Numerator for basic and diluted EPS – net income available to common stockholders	$48,978	$115,276	$75,666

Denominator for basic EPS – weighted average number of common shares	28,167	28,635	29,518
Add – dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	47	93	110

Denominator for diluted EPS – weighted average number of common shares and dilutive potential common shares	28,214	28,728	29,628

Earnings per share:
Basic	$1.74	$4.03	$2.56
Diluted	$1.74	$4.01	$2.55

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

Common shares outstanding consist of (i) the 25,000,000 shares issued in connection with the reorganization, which preceded our initial public offering in May 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering, (iii) the 257,156 exchangeable shares issued in connection with the acquisition of Beaufort Partners Limited (48,378 of which were exchanged in November 2008), (iv) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock and (v) the 1,250,000 shares issued in the Primary Offering in November 2008, less the treasury stock purchased by the Company.

Note 10 –	Retirement Plan

In the U.S., the Company sponsors a qualified defined contribution plan (the “Retirement Plan”) covering all eligible employees of G&Co, GCPLLC and GVP. Employees must be 21 years old to be eligible to participate. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions up to $1,000 per employee. The Company incurred costs of $0.6 million, $0.5 million and $0.5 million for contributions to the Retirement Plan for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, compensation payable included $0.5 million and $0.5 million, respectively, related to contributions due to the Retirement Plan.

GCI also operates a defined contribution pension fund for its employees as well as employees of GCPE. The assets of the pension fund are held separately in an independently administered fund. For the year ended December 31, 2008, GCI incurred costs of approximately $0.7 million and GCPE incurred costs of approximately $0.1 million. For the years ended December 31, 2007 and 2006, GCI incurred costs of approximately $0.8 million and $0.6 million, respectively.

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

The Company issues restricted stock units to employees under the equity incentive plan, primarily in connection with its annual bonus awards and compensation agreements for new hires. It is the Company’s policy to settle restricted stock unit awards in shares at the time of vesting of such awards. The Company will generally use newly issued shares to settle such awards. The Company’s Board of Directors, in consultation with management consider from time to time whether it would be in the best interests of the Company to repurchase shares of the Company’s common stock, and depending on a number of factors, may authorize such repurchases.

As of December 31, 2008, 2007 and 2006, there were restricted stock units outstanding of 2,014,686, 1,746,363 and 1,401,767, respectively, which were legally unvested and require future service as a condition for the delivery of the underlying shares of common stock. For the years ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense, net of forfeitures, of $32.2 million, $29.1 million and $15.8 million, respectively.

The weighted-average grant date fair value for restricted stock units granted during 2008, 2007 and 2006 was $64.93, $74.15 and $55.97, respectively. As of December 31, 2008, unrecognized restricted stock units compensation expense was approximately $52.5 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.82 years.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2008		2007
		Grant Date		Grant Date
		Weighted		Weighted
		Average Fair		Average Fair
	Units	Value	Units	Value

Outstanding, January 1,	1,746,363	$53.02	1,401,767	$40.61
Granted(1)	655,111	$64.93	622,904	$74.15
Delivered	(293,950)	$52.44	(192,795)	$39.16
Forfeited	(92,838)	$53.91	(85,513)	$39.21

Outstanding, December 31,	2,014,686	$56.94	1,746,363	$53.02

(1)	Excludes 697,254 restricted stock units granted to employees subsequent to December 31, 2008 as part of the long term incentive awards program.

Note 12 –	Commitments and Contingencies

The Company has entered into certain leases for office space under non-cancelable operating lease agreements that expire on various dates through 2015. The Company has also entered into various operating leases, which are used to obtain office equipment. Under an operating lease for office space, a third party owes the Company a portion of the monthly lease payment. Over the remaining life of this lease, the third party owes the Company approximately $0.5 million. This receivable is secured with a letter of credit issued on behalf of the third party in the amount of $1.0 million.

As of December 31, 2008, the approximate aggregate minimum future rental payments required were as follows:

2009	$8,285,000
2010	5,980,000
2011	3,170,000
2012	3,107,000
2013	1,937,000
Thereafter	1,374,000

Total	$23,853,000

Net rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $8.3 million, $7.7 million and $7.1 million, respectively.

Diversified U.S. financial institutions issued three unsecured letters of credit on behalf of the Company in the amounts totaling of $4.2 million at December 31, 2008 and 2007, respectively, for the benefit of a lessor. At December 31, 2008 and 2007, no amounts had been drawn under any of the letters of credit.

At December 31, 2008, the Company had unfunded commitments for future investments in GCP II, GSAVP, GCPE and other merchant banking activities of $52.3 million. Of the remaining unfunded commitments, $1.0 million will be funded as required until 2009, $17.6 million will be funded as required until 2010, $6.5 million will be funded as required until 2011 and $27.2 million will be funded as required until 2012.

In the normal course of its business, the Company indemnifies certain managing directors, directors, officers and certain other person against specified potential losses arising at a time when they are or were members or partners, directors or officers of the Company, its predecessors, or any of their respective affiliates. The Company is unable to estimate the maximum payout under these indemnities.

However, management believes that it is unlikely the Company will have to make any material payments under these arrangements, and no liabilities related to these indemnities have been recognized in the consolidated statements of financial condition.

From time to time, the Company may be involved in litigation arising out of the ordinary course of its business. The Company is unable to estimate any maximum payout which may be required to be made in respect of such litigation. However, management believes it is unlikely that the Company will have to make any material payments in connection with any such litigation.

Note 13 –	Income Taxes

As a C corporation, the Company is subject to federal, foreign, state and local corporate income taxes.

The components of the provision for income taxes reflected on the consolidated statements of earnings are set forth below:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)

Current taxes:
U.S. federal	$28,691	$41,102	$24,444
State and local	7,376	7,287	2,430
Non-U.S	13,229	35,993	16,693

Total current tax expense	49,296	84,382	43,567
Deferred taxes:
U.S. federal	(13,797)	(17,489)	515
State and local	(3,601)	(1,089)	(1,070)
Non-U.S	(2,506)	(3,971)	(1,379)

Total deferred tax (benefit) expense	(19,904)	(22,549)	(1,934)

Total tax expense	$29,392	$61,833	$41,633

The Company plans to permanently reinvest 50% of eligible earnings from its foreign affiliates, and provides U.S. income tax on the foreign earnings in excess of this planned reinvestment amount. As of December 31, 2008, the Company has provided U.S. income tax on approximately $93.8 million of eligible earnings of its foreign affiliates since it became a C Corp in 2004 of which it has repatriated $87.2 million. If the Company had not permanently reinvested 50% of its eligible earnings from foreign affiliates it would have incurred additional deferred tax liabilities of $2.9 million from temporary differences related to such earnings as of December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2008	2007
	(in thousands)

Deferred tax assets:
Compensation and benefits	$22,292	$17,645
Depreciation and amortization	2,898	2,066
Unrealized loss on investments	3,133	—
Cumulative translation adjustment	4,253
Other financial accruals	1,421	925

Total deferred tax assets	33,997	20,636

Deferred tax liabilities:
Unrealized gain on investments	—	8,592
Depreciation and amortization		75
Cumulative translation adjustment	—	856

Total deferred tax liabilities	—	9,523

Net deferred tax asset	$33,997	$11,113

Based on the Company’s historical taxable income and its expectation for the future, management expects that the deferred tax asset will be realized as offsets to deferred tax liabilities and as offsets to the tax consequences of future taxable income.

Deferred taxes for the foreign affiliates are translated in accordance with SFAS 52. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income, net of tax, in the consolidated statement of changes in stockholder’s equity.

The implementation of FIN 48 did not result in any current adjustment or any cumulative effect, and therefore, no adjustment was recorded to retained earnings upon adoption. For the years ended December 31, 2008 and 2007, the Company performed a tax analysis in accordance with FIN 48. Based upon such analysis the Company was not required to accrue any liabilities pursuant to FIN 48 for the years ended December 31, 2008 and 2007, respectively.

A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2008	2007	2006

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax	3.1	2.2	0.8
Foreign taxes	(2.2)	(3.6)	—
Other	1.6	1.3	(0.3)

Effective income tax rate	37.5%	34.9%	35.5%

Note 14 –	Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2008 and 2007, G&Co’s net capital was $8.6 million and $5.9 million, respectively, which exceeded its requirement by $7.7 million and $2.4 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 1.60 to 1 and 8.91 to 1 at December 31, 2008 and 2007, respectively. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of December 31, 2008 and 2007, GCI, GCEI and GCPE were in compliance with their local capital adequacy requirements.

Note 15 –	Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement services; and

•	Merchant banking, which includes the management of outside capital invested in the Greenhill Funds and the Company’s principal investments in such funds and similar vehicles.

The Company has principally earned its revenues from financial advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented approximately 98%, 92% and 72% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

One financial advisory client represented more than 10% of revenues in 2008, and one client (a different client) represented more than 12% of revenues in 2007. The Company’s revenues attributable to these clients related to engagements similar in nature to all of the Company’s other financial advisory engagements. The Company did not have any single investments in merchant banking that contributed more than 10% to total revenues in 2008, 2007 and 2006.

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

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The Company’s investment banking activities are conducted out of its offices in New York, London, Frankfurt, Toronto, Tokyo, Dallas, San Francisco and Chicago. For reporting purposes, the geographic regions are North America and Europe, locations in which the Company retains substantially all of its employees,.

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or For the Years Ended
	December 31,
	2008	2007	2006
	(in thousands)

Total revenues
North America	$135,038	$191,827	$182,496
Europe	86,835	208,595	108,150

Total	$221,873	$400,422	$290,646

Income before minority interest and taxes
North America	$45,429	$65,961	$75,665
Europe	32,429	111,240	43,492

Total	$77,858	$177,201	$119,157

Total assets
North America	$185,798	$218,906	$202,288
Europe	79,981	155,307	95,443

Total	$265,779	$374,213	$297,731

Note 16 –	Subsequent Event

On January 29, 2009, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on March 18, 2009 to the common stockholders of record on March 3, 2009.

Supplemental Financial Information
Quarterly Results (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2008 and 2007. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	(in millions, expect per share data)

Total revenues	$75.3	$108.7	$(14.9)	$52.8
Operating expenses	45.3	61.6	4.0	33.1

Income before tax and minority interest	30.0	47.1	(18.9)	19.7
Minority interest in net income (loss) of affiliates	(0.1)	0.4	(0.5)	(0.3)
Provision for taxes	10.9	17.7	(6.7)	7.5

Net income	$19.2	$29.0	$(11.7)	$12.5

Earnings per share:
Basic	$0.68	$1.04	$(0.42)	$0.44
Diluted	$0.68	$1.04	$(0.42)	$0.44
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
	(in millions, expect per share data)

Total revenues	$43.5	$140.6	$119.3	$97.0
Operating expenses	29.4	75.0	65.1	53.7

Income before tax and minority interest	14.1	65.6	54.2	43.3
Minority interest in net income (loss) of affiliates	0.0	0.1	(0.1)	0.1
Provision for taxes	5.3	22.8	19.0	14.7

Net income	$8.8	$42.7	$35.3	$28.5

Earnings per share:
Basic	$0.30	$1.47	$1.26	$1.02
Diluted	$0.29	$1.47	$1.25	$1.02
Dividends declared per share	$0.25	$0.25	$0.38	$0.38

2.	Financial Statement Schedules Index

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners
(Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Report of Independent Registered Public Accounting Firm	S-2
Combined Statements of Assets, Liabilities and Partners’ Capital	S-3
Combined Statements of Operations	S-4
Combined Statements of Changes in Partners’ Capital	S-5
Combined Statements of Cash Flows	S-6
Combined Schedules of Investments	S-7
Notes to Combined Financial Statements	S-9

Combined Financial Statements of Greenhill Capital Partners II, L.P., Greenhill Capital Partners
(Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

Report of Independent Registered Public Accounting Firm	S-24
Combined Statements of Assets, Liabilities and Partners’ Capital	S-25
Combined Statements of Operations	S-26
Combined Statements of Changes in Partners’ Capital	S-27
Combined Statements of Cash Flows	S-28
Combined Schedules of Investments	S-29
Notes to Combined Financial Statements	S-31

(THIS PAGE INTENTIONALLY LEFT BLANK)

3.	Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Form of Underwriting Agreement.
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed May 5, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 30, 2009).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit
Number	Description

10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit
Number		Description

10.32		Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.33		Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.34		Form of First modification agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.35		Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.36		Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.37		Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.38		Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.39		Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.40		Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.41		Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.42		Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.43		Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).
10	.44*	Form of Fifth Modification Agreement by and between First and Republic Bank and Greenhill & Co., Inc.
21	.1*	List of Subsidiaries of the Registrant.
23	.1*	Consent of Ernst & Young LLP.
31	.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

32	.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(THIS PAGE INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2009

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Co-Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT F. GREENHILL Robert F. Greenhill	Chairman and Director	February 26, 2009

/s/ SCOTT L. BOK Scott L. Bok	Co-Chief Executive Officer and Director (Principal Co-Executive Officer)	February 26, 2009

/s/ SIMON A. BORROWS Simon A. Borrows	Co-Chief Executive Officer and Director (Principal Co-Executive Officer)	February 26, 2009

/s/ RICHARD J. LIEB Richard J. Lieb	Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ HAROLD J. RODRIGUEZ, JR. Harold J. Rodriguez, Jr.	Chief Administrative Officer (Principal Accounting Officer)	February 26, 2009

/s/ JOHN C. DANFORTH John C. Danforth	Director	February 26, 2009

/s/ STEVEN F. GOLDSTONE Steven F. Goldstone	Director	February 26, 2009

/s/ STEPHEN L. KEY Stephen L. Key	Director	February 26, 2009

/s/ ISABEL V. SAWHILL Isabel V. Sawhill	Director	February 26, 2009

II-2

(THIS PAGE INTENTIONALLY LEFT BLANK)

Item 15C.	Financial Statement Schedules

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund I:

We have audited the accompanying combined statements of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund I (comprised of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.) (the “Partnerships”), including the combined schedules of investments, as of December 31, 2008 and 2007, and the related combined statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund I at December 31, 2008 and 2007, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

New York, New York
February 25, 2009

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Assets, Liabilities and Partners’ Capital

As of December 31,

	2008	2007

Assets
Investments, at estimated fair value as determined by the General Partner (cost of $57,894,833 in 2008 and $95,184,409 in 2007, respectively)	$55,970,247	$263,890,411
Cash and cash equivalents	14,735,666	17,725,810
Interest and dividend receivable	10,208	79,980
Other assets	10	10

Total assets	$70,716,131	$281,696,211

Liabilities and Partners’ Capital
Due to affiliates	$471,659	$492,838
Accrued expenses and other liabilities	1,838,130	2,167,284

Total liabilities	2,309,789	2,660,122
Partners’ capital:
Limited partners	62,976,771	242,884,437
General partners	5,429,571	36,151,652

Total partners’ capital	68,406,342	279,036,089

Total liabilities and partners’ capital	$70,716,131	$281,696,211

Analysis of partners’ capital:
Net capital contributions, distributions, accumulated net investment income and net realized gains	$71,924,297	$111,923,458
Accumulated net unrealized gain (loss)	(3,517,955)	167,112,631

	$68,406,342	$279,036,089

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Operations

Years Ended December 31,

	2008	2007	2006

Investment Income
Dividend income	$395,309	$7,738,847	$30,699,585
Interest income	360,075	1,577,692	1,929,043

	755,384	9,316,539	32,628,628

Expenses
Management fee	376,210	870,297	1,346,619
Interest expense	—	2,206,620	12,055,390
Other expenses	260,947	375,364	793,020

	637,157	3,452,281	14,195,029

Net investment income	118,227	5,864,258	18,433,599

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	114,267,197	651,997,359	474,105,315
Net change in unrealized gain (loss) on investments	(170,630,586)	(549,471,405)	51,532,293

	(56,363,389)	102,525,954	525,637,608

Net income (loss)	$(56,245,162)	$108,390,212	$544,071,207

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Changes in Partners’ Capital

Years Ended December 31,

	Limited	General
	Partners	Partners	Total

Partners’ capital, January 1, 2006	$723,411,868	$115,527,703	$838,939,571
Contributed capital	8,228,142	84,844	8,312,986
Distributions	(521,887,523)	(90,824,516)	(612,712,039)
Net income	452,728,089	91,343,118	544,071,207

Partners’ capital, December 31, 2006	662,480,576	116,131,149	778,611,725
Contributed capital	5,971,468	86,182	6,057,650
Distributions	(515,650,320)	(98,373,178)	(614,023,498)
Net income	90,082,713	18,307,499	108,390,212

Partners’ capital, December 31, 2007	242,884,437	36,151,652	279,036,089
Distributions	(133,198,240)	(21,186,345)	(154,384,585)
Net loss	(46,709,426)	(9,535,736)	(56,245,162)

Partners’ capital, December 31, 2008	$62,976,771	$5,429,571	$68,406,342

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Cash Flows

Years Ended December 31,

	2008	2007	2006

Operating activities:
Net income (loss)	$(56,245,162)	$108,390,212	$544,071,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized loss (gain) on investments	56,363,389	(102,525,954)	(525,637,608)
Changes in operating assets and liabilities:
Purchase of investments	—	(1,418,178)	(10,632,167)
Proceeds from sale of investments	18,918,712	592,815,398	408,953,843
Distributions from investments	—	—	731,911
Interest and dividend receivable	69,772	(57,280)	327,501
Other assets	—	2,523,968	(1,856,136)
Accrued expenses and other liabilities	(329,184)	(1,259,342)	1,346,984
Due to affiliates	(21,178)	395,090	(58,094)

Net cash provided by operating activities	18,756,349	598,863,914	417,247,441

Financing activities:
Proceeds from note payable	—	—	155,639,400
Repayment of note payable	—	(101,753,757)	(123,885,643)
Contributions from partners	—	6,057,650	8,312,986
Distributions to partners	(21,746,493)	(503,581,910)	(484,890,217)

Net cash used in financing activities	(21,746,493)	(599,278,017)	(444,823,474)
Net change in cash and cash equivalents	(2,990,144)	(414,103)	(27,576,033)
Cash and cash equivalents, beginning of year	17,725,810	18,139,913	45,715,946

Cash and cash equivalents, end of year	$14,735,666	$17,725,810	$18,139,913

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,510,394	$10,308,014
In-kind distribution	132,638,092	110,441,588	127,821,822

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2008			2007
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Energy

Exco Holdings, Inc.(1)
2,344,482 shares of common stock	$5,175,000	$21,241,007	31.0%	$5,175,000	$36,292,581	13.0%

MxEnergy, Inc.
11,097 shares of common stock	305,167	305,167		305,167	305,167
234,082 Series A convertible preferred stock	5,000,000	5,000,000		5,000,000	5,000,000

	5,305,167	5,305,167	7.8%	5,305,167	5,305,167	1.9%

LMP Exploration Holdings, L.P.
62.3% capital sharing percentage interest	8,898,885	—	0.0%	16,830,081	6,930,081	2.5%

LMP Exploration Holdings GP, LLC
63.0% capital sharing percentage interest	89,887	—	0.0%	170,001	70,001	0.0%

Peregrine Oil & Gas, LP
35.1% capital sharing percentage interest	11,745,666	14,850,000	21.7%	16,146,000	16,146,000	5.8%

Peregrine GP. LLC
35.8% capital sharing percentage interest	118,644	150,000	0.2%	163,091	163,091	0.1%

Double D Energy, Ltd.
22,881 shares of Class A preferred units	294,873	540,817	0.8%	294,873	540,817	0.2%

Total Energy	31,628,122	42,086,991	61.5%	44,084,213	65,447,738	23.50%

Financial Services

Heartland Payment Systems, Inc.(1)
1,688,214 shares of common stock in 2007	—	—	0.0%	5,092,137	45,244,140	16.2%

Orchard Acquisition Company (formerly, Peach Holdings LLC)
208,917 shares of common stock	4,312,276	11,644,972	17.0%	4,312,276	20,891,719	7.5%

Tammac Holdings Corporation
15,000,000 Series A shares	15,000,000	—		15,000,000	15,000,000
Bridge Loan (8% through March 31, 2006; 12% thereafter until maturity date of March 31, 2008)	4,285,714	—		4,285,714	4,285,714

	19,285,714	—	0.0%	19,285,714	19,285,714	6.9%
Total Financial Services	23,597,990	11,644,972	17.0%	28,690,127	85,421,573	30.6%

(1) Publicly traded investments.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2008			2007
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Telecommunications

Crown Castle International Corp. (formerly, Global Signal Inc.)
2,498,328 shares of common stock in 2007	$—	$—		$5,771,886	$103,930,446

	—	—	0.0%	5,771,886	103,930,446	37.2%

Old Berliner, Inc. (formerly, Berliner Communications, Inc.)
7,615,632 shares of common stock in 2007	—	—	0.0%	7,350,338	—
eTel Group Limited
511,641 shares of common stock in 2008; 1,639,875 shares of common stock in 2007	1,867,489	238,284		5,985,541	700,000

	1,867,489	238,284	0.4%	5,985,541	700,000	0.3%
Total Telecommunications	1,867,489	238,284	0.4%	19,107,765	104,630,446	37.5%

Business Services

MedAssets, Inc.(1)
309,415 shares of common stock in 2007	—	—	0.0%	2,501,072	6,666,651	2.4%

Axiom Legal Systems, Inc.
1,644,099 shares of preferred stock – Series A	801,232	2,000,000	2.9%	801,232	1,724,003	0.6%

Total Business Services	801,232	2,000,000	2.9%	3,302,304	8,390,654	3.0%

Total Investments	$57,894,833	$55,970,247	81.8%	$95,184,409	$263,890,411	94.6%

(1) Publicly traded investments.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Notes to the Combined Financial Statements

Note 1 –	Organization and Basis of Presentation

Greenhill Capital Partners, L.P. (the “Delaware Fund”) was formed as a Delaware limited partnership on May 2, 2000 and commenced operations on June 30, 2000. The primary business objective of the partnership is to achieve superior medium to long-term capital growth principally through a diversified portfolio of private equity and equity related investments.

The combined financial statements include the accounts of the Delaware Fund, Greenhill Capital Partners (Cayman), L.P. (the “Off-Shore Fund”), Greenhill Capital Partners (Executives), L.P. (the “Executive Fund”), and Greenhill Capital, L.P. (the “Employee Fund”). The Delaware Fund, the Off-Shore Fund, the Executive Fund and the Employee Fund are collectively referred to as “Greenhill Capital Partners Private Equity Fund I” or the “Partnerships” and have ownership interests representing 60.5%, 10.1%, 9.6% and 19.8% respectively, of the combined net assets shown on the combined financial statements at December 31, 2008. Such ownership interests may vary due to defaulting partners, differing management fee arrangements, and profit override allocations. The Partnerships purchase an interest in each portfolio company on a pro-rata basis based on their respective ownership interests. The Off-Shore Fund, the Executive Fund and the Employee Fund were organized as limited partnerships with substantially the same terms as the Delaware Fund and are also under the common management of the General Partner.

The managing general partner of the Partnerships is GCP Managing Partner, L.P. GCP Managing Partner, L.P. is responsible for managing the Partnerships’ investments, subject to the approval of GCP, L.P., the other general partner of the Partnerships, with respect to investments made prior to December 31, 2003. GCP Managing Partner, L.P. and GCP, L.P. are subject to removal by a simple majority of unaffiliated third-party investors of the Partnerships. GCP Managing Partner, L.P. and GCP, L.P. are collectively known as the “General Partner.” The general partner of the General Partner is referred to herein as the “Manager.”

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

Certain amounts in the 2007 combined financial statements and notes have been restated due to the reclassification of loss on investment from unrealized to realized related to the allocation of the cost basis attributed to the partial sale of an investment. As a result of this reclassification the Partnerships decreased net realized gains and cost and increased net unrealized gains by $3.7 million. This restatement had no impact on either Partners’ Capital or Net income (loss).

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

Market/Credit Risks

The Partnerships maintain their cash and cash equivalents with financial institutions with high credit ratings. At times, the Partnerships may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, the Manager believes that the Partnerships are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting on how uncertain income tax positions are recognized, measured, presented and disclosed in the combined financial statements in accordance with FASB No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective with the initial adoption of FIN 48. FIN 48 was initially effective for fiscal years beginning after December 15, 2006 and is applied to all open tax years as of the effective date. On December 30, 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises,” which provided additional deferral of FIN 48 for certain non public entities until annual statements for the fiscal years beginning after December 15, 2008. The Partnerships have elected to defer the adoption of FIN 48 pursuant to this FSP. As of December 31, 2008, the Partnerships are evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. The fair value of investments in privately held companies are estimated by the General Partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts are generally applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the investments are carried are adjusted to estimated fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments. Investment transactions are accounted for on a trade date basis. When investments are sold or distributed, the gain or loss is classified as realized. Unrealized appreciation or depreciation resulting from changes in fair value of investments (including reversals of unrealized gains or losses when investments are sold or distributed) is included in the combined statement of operations.

The Partnerships adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three broad levels of fair value hierarchy defined by SFAS 157 are as follows:

Basis of Fair Value Measurement

Level 1 – Unadjusted quoted prices in active markets are available for identical assets or liabilities as of the reported date.

Level 2 – Quoted prices in markets that are not active, or pricing inputs that are either directly or indirectly observable, are available as of the reported date.

Level 3 – Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The following table summarizes the valuation of our investments by the above SFAS 157 pricing observability levels as of December 31, 2008:

Fair Value Measurements at Reporting Date Using:

Quoted Prices in
	Active Markets for	Significant Other	Significant	Ending Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	as of
Description	Level 1	Level 2	Level 3	December 31, 2008

Investments	$21,241,007	—	$34,729,240	$55,970,247

The following table summarizes the fair value of Level 3 investments for the year ended 2008:

Balance as of December 31, 2007	$71,756,593

Purchases (sales), net	(13,917,809)
Realized gain (loss), net	(10,006,672)
Unrealized gain (loss), net	(13,102,872)

Balance as of December 31, 2008	$34,729,240

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

Purchases

During 2007, the Partnerships made a follow-on investment in Peregrine Oil and Gas, LP and Peregrine GP, LLC (collectively “Peregrine”) for $1.4 million.

During 2006, the Partnerships made a follow-on investment in Peregrine for $8.0 million and exercised their 128,800 options in Crown Castle International Corp. (formerly, Global Signal Inc. (“GSL”)) (“CCI”) for additional shares of common stock for $2.6 million.

Changes in Unrealized Investment Valuations

During 2008, the Partnerships recorded an unrealized gain $0.3 million in Axiom Legal Systems, Inc. (“Axiom”) related to the write-up of the value of the investment. In addition, the Partnerships recorded an unrealized loss of $15.1 million in Exco Resources, Inc. (“EXCO”) due to the change in the fair value of the remaining securities and recorded unrealized losses of $19.3 million in Tammac Holdings Corporation (“Tammac”) and $9.2 million in Orchard Acquisition Company (“Orchard”) related to the write-down of these investments. The Partnerships also reversed previously recognized net unrealized gains from various investments sold or distributed of $127.3 million.

During 2007, the Partnerships recorded unrealized gains due to the change in the fair value of remaining securities of $22.2 million in CCI and $1.7 million in MedAssets Inc. (“MedAssets”). In addition, the Partnerships recorded unrealized losses due to the change in the fair value of the investments during the period of $2.3 million in Heartland Payment Systems, Inc. (“Heartland”), $1.4 million in EXCO and $10.0 million in LMP Exploration Holdings, L.P. and LMP Exploration Holdings GP, LLC (collectively “LMP”). The Partnerships also reversed previously recognized net unrealized gains from various investments sold or distributed of $559.7 million.

During 2006, the Partnerships recorded unrealized gains due to the change in the fair value of securities of $41.9 million in Energy Transfer Equity, L.P. (“ETE”), $87.8 million in CCI, $12.5 million in Orchard, $33.8 million in Heartland, and $25.3 million in EXCO. The Partnerships also reversed previously recognized net unrealized gains from various investments sold or distributed of $149.8 million.

Sale Proceeds, Realizations and other Distributions

During 2008, the Partnerships received $8.0 million from the sale of a portion of its investment in LMP (recorded as a return of capital), $0.5 million from the sale of a portion of its investment in Etel Group Limited (“eTel”) ($3.6 million recorded as realized loss and $0.5 million recorded as a return of capital), $1.0 million from the sale of its investment in Berliner Communications Inc. (“Berliner”) ($6.4 million recorded as realized loss and $1.0 million recorded as return of capital), $5.0 million from its sale of investment in MedAssets ($2.5 million recorded as realized gain and $2.5 million as return of capital), and received $4.4 million from the sale of Peregrine (recorded as return of capital). In addition, the Partnerships made an in-kind distribution of CCI, which was valued at $90.3 million ($84.5 million recorded as realized gain and $5.8 million recorded as a return of capital) and an in-kind distribution of Heartland valued at $42.4 million ($37.3 million recorded as realized gain and $5.1 million recorded as return of capital).

During 2008, the Partnerships also received dividend distributions of $0.1 million and $0.3 million from Double D Energy, Ltd. (“Double D”) and from Heartland, respectively (recorded as dividend income).

During 2007, the Partnerships received proceeds of $17.7 million from the sale of its investment in Hercules Offshore, Inc. (“Hercules”) ($15.8 million recorded as realized gain and $1.9 million recorded as a return of capital). In addition, during 2007, the Partnerships received payments from amounts held in escrow by United States Exploration, Inc. (“UXP”) of $3.4 million (recorded as realized gain). The estimated value of the escrow amount received was reflected in other assets as of December 31, 2006 (see below).

During 2007, the Partnerships also received $95.6 million from the sale of a portion of its investment in Heartland ($84.9 million recorded as realized gain and $10.7 million recorded as a return of capital), $4.6 million from the sale of a portion of its investment in MedAssets ($2.1 million recorded as realized gain and $2.5 million recorded as a return of capital), $1.0 million from the sale of a portion of its investment in eTel ($3.7 million recorded as a realized loss and $1.0 million recorded as a return of capital), $200.1 million from the CCI merger with GSL ($187.1 million recorded as realized gain and $13.0 million recorded as a return of capital) (See Note 7), $173.9 million through a registered secondary offering of CCI shares ($161.9 million recorded as realized gain and $12.0 million recorded as a return of capital) and an additional $96.6 million through a block trade of CCI ($90.1 million recorded as realized gain and $6.5 million recorded as a return of capital). In addition, the Partnerships made an in-kind distribution of ETE, which was valued at $110.4 million (recorded as a realized gain).

During 2007, the Partnerships also received dividend distributions from investments of $4.8 million from ETE, $1.5 million from MedAssets, $1.1 million from Heartland, $0.3 million from Double D and interest income of $0.3 million from Tammac.

During 2006, the Partnerships received proceeds of $132.9 million from the sale of its investment in UXP ($113.2 million recorded as realized gain and $19.7 million recorded as a return of capital) and $57.5 million from the sale of its investment in Republic Insurance Group (“Republic”) ($41.0 million recorded as realized gain and $16.5 million recorded as a return of capital). In addition, UXP continues to retain in escrow $1.6 million in cash proceeds to cover expenses and unforeseen liabilities, which was received in 2007, and was reflected in other assets as of December 31, 2006 (see above).

During 2006, the Partnerships also received proceeds of $159.3 million from the sale of a portion of its investment in two secondary stock offerings of Hercules ($145.5 million recorded as realized gain and $13.8 million recorded as return of capital), $39.6 million from the sale of a portion of its investment in the initial public offering of Orchard ($29.9 million recorded as realized gain and $9.7 million recorded as return of capital), $7.9 million from the sale of a portion of its investments in Heartland ($4.7 million recorded as realized gain and $3.2 million recorded as a return of capital), $6.4 million from the sale of a portion of its interest in ETE (recorded as a realized gain), and $0.4 million from the sale of the interest rate cap agreement on the GSL margin loan ($0.2 million recorded as realized gain and $0.2 million recorded as return of capital) (See Note 7). In addition, the Partnerships made in-kind distributions of ETE, which were valued at $127.8 million (recorded as a realized gain).

In addition, during 2006, the Partnerships received payments from amounts held in escrow by Everlast Energy LLP (“Everlast”) and Triana Energy Holdings, LLC (“Triana”) of $4.1 million and $1.3 million ($5.4 million recorded as realized gain), respectively.

During 2006, the Partnerships also received dividend distributions from investments of $20.1 million from CCI, $6.2 million from ETE, $1.7 million from MedAssets, $1.0 million from Hercules, $1.0 million from Republic, $0.3 million from Heartland, $0.4 million from Orchard, a distribution of $0.3 million from Berliner recorded as return of capital, and $0.3 million from Tammac recorded as interest income.

Note 4 –	Allocation of Profit and Loss

Each item of income, gain, loss deduction or expenses included in the determination of net income or loss is allocated among each of the partners in a manner consistent with the corresponding method of distribution for each partner.

Note 5 –	Distributions

Distributions will be made to each partner in accordance with its respective partnership agreement. In general, a limited partner’s share of current income from dividends and interest (net of expenses) and net proceeds attributable to the disposition of investments by the partnership will be distributed first, 100% to such limited partner until such limited partner has received on a cumulative basis distributions equal to his share of the sum of (i) invested capital in the investment giving rise to the distribution; (ii) aggregate invested capital in all previously realized investments; (iii) aggregate write-downs, if any, for unrealized investments, (iv) management fees and partnership expenses paid prior to such distributions that are allocable to all realized investments in which such limited partner participated, and (v) a priority return of 8% on each of the foregoing compounded annually for the period of the investment. Remaining current income and net proceeds will then be distributed 100% to the General Partner until the General Partner has received as a “catch up” adjustment an amount equal to 20% of the amount distributed to such limited partner as a priority return referred to above and 20% of the amount distributed per this provision. Thereafter, current income and net proceeds will be distributed 80% to such limited partners and 20% to the General Partner (“profit override” also referred to as carried interest).

Since inception the Partnerships’ allocation of profit override to the General Partner representing both its unrealized and realized profit override was approximately $224.3 million as of December 31, 2008. As of December 31, 2008, the General Partner has realized $220.5 million in distributions of its allocated profit override. Future losses in the value of the Partnerships’ investments may require a reduction in the allocation of profit override to the General Partner and upon liquidation of the Partnerships, the General Partner would be obligated to contribute to the Partnerships’ the amount, if any, by which cumulative profit override distributions received exceed its cumulative allocable profit override. The General Partner would be required to establish a reserve for potential clawbacks if the General Partner determined that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2008, the General Partner has not reserved for any clawback obligations.

Cash distributions of net proceeds from dispositions of investments will be made as soon as practicable after their receipt by the Partnership. Other cash receipts of the Partnership shall be distributed at least annually or more frequently if deemed appropriate by the General Partner. Distributions in-kind will be made at the discretion of the General Partner.

During 2008, 2007, and 2006 the Partnerships made cash and stock distributions to its partners of $154.4 million (including $90.3 million of in-kind distributions of CCI and $42.4 million of in-kind distributions of HPY), $614.0 million (including $110.4 million of in-kind distributions of ETE), and $612.7 million (including $127.8 million of in-kind distributions of ETE), respectively. These distributions were comprised of portfolio company dividends, capital proceeds, realized gains, return of invested capital and other proceeds from refinancings.

Included in accrued expenses and other liabilities at December 31, 2008 is $1.8 million related to foreign tax amounts withheld on behalf of certain limited partners.

Note 6 –	Capital Commitments

Each partner admitted to one of the Partnerships committed a specific dollar amount (“Capital Commitment”) to be drawn down according to the terms of the partnership agreement applicable to such partner. Capital contributions by a partner for the purpose of acquiring partnership investments or payment of certain partnership expenses and management fees reduce such partner’s remaining capital commitment.

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

At March 31, 2007, the Partnerships’ capacity to drawdown capital expired and there have been no further draw-downs. As of March 31, 2007, two partners were in default of their capital call obligations including amounts related to interim financings and expenses in the amount of $5.1 million. Such amounts are not reflected in contributed capital in the combined statements of changes in partners’ capital. These partners continue to share pro rata in the investments made prior to their default, however do not participate in any subsequent investments.

Note 7 –	Borrowings and Credit Facility

In 2004, the Partnerships entered into a $15 million Credit Facility (the “Facility”) with a commercial bank (the “Bank”) secured by interests in the Partnerships’ capital call rights. The Facility and the Bank’s security interest expired on January 31, 2007 and no amounts were outstanding under the facility at that time. The purpose of this Facility was to provide the Partnership with short-term revolver borrowings to fund portfolio company investments in advance of the receipt by the Partnerships of capital contributions from the partners. Interest on outstanding borrowings was based on LIBOR plus 125 basis points. There was no interest expense related to the Facility in 2007 and 2006.

In April 2006, GCP SPV1, LLC (the “Borrower”) amended the February 17, 2005 credit agreement, with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the amended credit agreement the Borrower borrowed $155.6 million, secured by 9,727,464 shares of GSL common stock owned by it. In January 2007, the Partnerships applied cash received from both the previously announced CCI merger with GSL and the subsequent CCI share repurchase towards the repayment of the entire outstanding balance on the credit agreement borrowings of $155.6 million ($53.8 million of which was repaid in December 2006). As a result of the credit agreement repayment, the lender relinquished its security interest in the Partnerships remaining shares of CCI. There was no interest expense related to the credit agreement borrowings for the year ended December 31, 2008, and interest expense related to the credit agreement borrowings was $2.2 million (including $1.6 million for the write-off of unamortized loan origination fees and $0.3 million for the write-off of the interest rate cap arrangement (noted below)) and $12.1 million (including $1.3 million of amortization of loan origination fees) for the years ended December 31, 2007 and 2006, respectively. The Borrower entered into an interest rate cap arrangement effective April 18, 2006 (which expired on September 28, 2007) with Morgan Stanley Capital Services, Inc and terminated early the existing interest rate cap arrangement dated February 17, 2005. Under the arrangement the interest rate for a notional amount of borrowings of $155.6 million was capped at one month LIBOR of 5.5% (or 8.5% including the applicable spread of 300 basis points). During 2006, the Borrower received $0.1 million in cap payments and received $0.3 million in proceeds from the termination of the original interest rate cap arrangement in April 2006.

There were no borrowings outstanding under the facility and credit agreement during the year ended December 31, 2008, and the Partnerships weighted average amount of borrowings outstanding under the facility and credit agreement during the year ended December 31, 2007 was approximately $5.3 million, with a related weighted average annualized rate of 8.2%.

Note 8 –	Related Party Transactions

The Manager, an affiliate of the General Partner, committed $30.3 million to the Partnerships. At March 31, 2007, the Partnerships’ capacity to drawdown capital expired and the General Partners’ Available Capital Commitment is zero. The Manager has an interest of approximately 12% in all investments made on or after February 1, 2004 and approximately 4% in all investments made prior to February 1, 2004. The carrying value of the Manager’s investment in the Partnerships including profit override was approximately $8.0 million and $25.0 million at December 31, 2008 and 2007, respectively.

The Manager provides day-to-day managerial and administrative services to the Partnerships. Under the terms of their respective limited partnership agreements, the Delaware Fund, the Off-Shore Fund and the Executive Fund each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. During the commitment period, which was terminated on March 31, 2005, each limited partner (excluding the General Partner and the Employee Fund) paid an amount based upon a specified percentage ranging from 1% to 1.5% per annum of such partner’s capital commitment. Subsequent to March 31, 2005 (termination of the commitment period), the management fee is 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. The management fee is payable semi-annually in advance. Management fees paid by the Partnerships to the Manager for the years ended December 31, 2008, 2007, and 2006 were $0.4 million, $0.9 million, and $1.3 million, respectively.

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

The Partnerships will incur all other Partnership Expenses and Partnership Administrative Expenses (collectively, “Partnership Expenses”). The allocation of such Partnership Expenses will be made on a pro rata basis based on committed capital, unless any such expense is solely or disproportionately attributable to any single Partnership, in which case the Manager may allocate such expense differently. The Manager pays the Partnership Expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2008 the Partnerships owed $0.1 million to the Manager for the reimbursement of such expenses. At December 31, 2007, the Partnership owed no amounts to the Manager.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all “break-up fees”, “commitment fees” and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnership’s proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. Management fee reductions for 2008 and 2007 were $0.1 million and $0.2 million, respectively.

Note 9 –	Investment Portfolio

As of December 31, 2008 and 2007 the portfolio of investments by type of security are as follows:

	2008		2007
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Type of Security	Value	Capital	Value	Capital

Preferred Stock	$7,238,284	10.6%	$7,424,002	2.6%
Common Stock	32,885,979	48.1%	228,025,620	81.7%
LP Equity Units and Capital Sharing Interests	15,845,984	23.1%	24,155,074	8.7%
Promissory Note and Bridge Loan	—	0.0%	4,285,714	1.6%

Total	$55,970,247	81.8%	$263,890,411	94.6%

As of December 31, 2007 and 2006 the portfolio of investments by geographic location are as follows:

	2008		2007
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Geographic Location	Value	Capital	Value	Capital

North America	$55,731,963	81.5%	$263,190,411	94.3%
Europe	238,284	0.3%	700,000	0.3%

Total	$55,970,247	81.8%	$263,890,411	94.6%

Note 10 –	Partners’ Capital

As of December 31, 2008, 2007 and 2006, the capital balance of each Partnership is as follows (in millions):

	Delaware	Off-Shore	Executive	Employee	Total

Committed capital	$257.7	$43.0	$41.3	$81.2	$423.2

Partners’ capital, January 1, 2006	515.5	77.9	81.2	164.3	838.9

Contributed capital	5.1	0.8	0.8	1.6	8.3
Distributions	(376.8)	(54.9)	(59.2)	(121.8)	(612.7)
Net Income	336.0	48.8	52.9	106.4	544.1

Total partners’ capital December 31, 2006	479.8	72.6	75.7	150.5	778.6

Contributed capital	3.8	0.4	0.6	1.2	6.0
Distributions	(380.3)	(54.8)	(59.9)	(119.0)	(614.0)
Net Income	66.9	10.0	10.5	21.0	108.4

Total partners’ capital December 31, 2007	170.2	28.2	26.9	53.7	279.0

Distributions	(94.0)	(16.3)	(14.9)	(29.2)	(154.4)
Net Income	(34.8)	(5.0)	(5.4)	(11.0)	(56.2)

Total partners’ capital December 31, 2008	$41.4	$6.9	$6.6	$13.5	$68.4

Note 11 –	Market and Other Risk Factors

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

Note 12 – Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies:

	Years Ended December 31,
	2008	2007	2006

Ratios to average limited partners’ capital:
Expenses	0.55%	0.66%	1.71%
Profit override allocation	(8.36)%	3.28%	10.42%

Total expenses and profit override allocation	(7.81)%	3.94%	12.13%
Net investment income	0.10%	1.11%	2.21%
Ratio of expenses to total committed capital	0.15%	0.82%	3.36%
Ratio of contributed capital to total committed capital	99.55%	99.55%	98.13%

The net internal rate of return, since inception of the Partnerships through December 31, 2006 was 46.14%, 44.57% through December 31, 2007, and 43.62% through December 31, 2008. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override) to the General Partner, and was computed based on the actual dates of capital contributions and distributions, and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date. Ratios are calculated for the limited partners taken as a whole. An individual limited partners ratios may vary depending on the Partnership with which they are invested due to differing management fee arrangements, profit override allocations and the timing of capital transactions.

The net investment income ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Supplemental Schedules

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund I
Combining Statement of Assets, Liabilities and Partners’ Capital

As of December 31, 2008

		Greenhill
		Capital	Greenhill
	Greenhill	Partners,	Capital
	Capital	(Cayman),	Partners,	Greenhill
	Partners, L.P.	L.P.	(Executive), L.P.	Capital, L.P.	Total

Assets
Investments, at estimated fair value	$34,667,285	$4,929,794	$5,408,131	$10,965,037	$55,970,247
Cash and cash equivalents	7,340,652	3,294,611	1,149,116	2,951,287	14,735,666
Interest and dividend receivable	4,719	2,667	610	2,212	10,208
Other assets	—	—	—	10	10

Total assets	$42,012,656	$8,227,072	$6,557,857	$13,918,546	$70,716,131

Liabilities and Partners’ Capital
Due to affiliates	$53,806	$414,821	$4,123	$(1,091)	$471,659
Accrued expenses and other liabilities	470,577	962,567	44,237	360,749	1,838,130

Total liabilities	524,383	1,377,388	48,360	359,658	2,309,789

Partners’ capital:
Limited partners	37,614,673	6,336,336	5,602,310	13,423,452	62,976,771
General partners	3,873,600	513,348	907,187	135,436	5,429,571

Total partners’ capital	41,488,273	6,849,684	6,509,497	13,558,888	68,406,342

Total liabilities and partners’ capital	$42,012,656	$8,227,072	$6,557,857	$13,918,546	$70,716,131

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund I
Combining Statement of Operations

Year ended December 31, 2008

		Greenhill	Greenhill
	Greenhill	Capital	Capital
	Capital	Partners,	Partners,	Greenhill
	Partners, L.P.	(Cayman), L.P.	(Executive), L.P.	Capital, L.P.	Total

Investment Income
Dividend income	$250,921	$31,024	$39,970	$73,394	$395,309
Interest income	175,332	103,423	18,947	62,373	360,075

	426,253	134,447	58,917	135,767	755,384

Expenses
Management fee	280,406	46,606	49,198	—	376,210
Interest expense	—	—	—	—	—
Other expenses	102,893	27,130	16,693	114,231	260,947

	383,299	73,736	65,891	114,231	637,157

Net investment income (loss)	42,954	60,711	(6,974)	21,536	118,227

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	70,427,701	10,788,375	11,172,388	21,878,733	114,267,197
Net change in unrealized loss on investments	(105,264,117)	(15,860,660)	(16,615,990)	(32,889,819)	(170,630,586)

	(34,836,416)	(5,072,285)	(5,443,602)	(11,011,086)	(56,363,389)

Net loss	$(34,793,462)	$(5,011,574)	$(5,450,576)	$(10,989,550)	$(56,245,162)

Item 15C.	Financial Statements Schedules (continued)

Combined Financial Statements of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund II:

We have audited the accompanying combined statement of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund II (comprised of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.) (the “Partnerships”), including the combined schedule of investments, as of December 31, 2008 and 2007, and the related combined statements of operations, changes in partners’ capital, and cash flows for each of the three years ended in the period ended December 31, 2008. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund II at December 31, 2008 and 2007, and the results of its operations, changes in its partners’ capital and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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
February 25, 2009

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Assets, Liabilities and Partners’ Capital
As of December 31,

	2008	2007

Assets
Investments, at estimated fair value as determined by the General Partner (cost of $588,088,180 in 2008, and $480,365,537 in 2007, respectively)	$528,178,337	$516,162,410
Cash and cash equivalents	4,393,351	14,040,351
Due from affiliates	219,865	550,541
Other assets	331,796	55,168

Total assets	$533,123,349	$530,808,470

Liabilities and Partners’ Capital
Revolving loan	$—	$10,252,932
Accrued expenses	643,328	130,885
Due to affiliates	212,567	41,472

Total liabilities	855,895	10,425,289
Partners’ capital:
Limited partners	476,641,378	467,241,625
General partner	55,626,076	53,141,556

Total partners’ capital	532,267,454	520,383,181

Total liabilities and partners’ capital	$533,123,349	$530,808,470

Analysis of partners’ capital:
Net capital contributions, distributions, accumulated net investment income and net realized gain	$592,177,285	$484,586,308
Accumulated net unrealized gain (loss)	(59,909,831)	35,796,873

	$532,267,454	$520,383,181

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Operations
Years Ended December 31,

	2008	2007	2006

Investment Income
Dividend income	$12,575,575	$6,132,936	$1,627,452
Interest income	311,968	188,905	149,920

	12,887,543	6,321,841	1,777,372

Expenses
Management fee	11,816,808	11,818,927	11,808,733
Interest and amortization expense	877,199	1,347,404	2,018,063
Other expenses	862,319	448,263	1,985,012

	13,556,326	13,614,594	15,811,808

Net investment loss	(668,783)	(7,292,753)	(14,034,436)
Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	—	7,211,772	—
Net change in unrealized gain (loss) on investments	(95,706,716)	23,262,854	375,583

	(95,706,716)	30,474,626	375,583

Net income (loss)	$(96,375,499)	$23,181,873	$(13,658,853)

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Changes in Partners’ Capital
Years Ended December 31,

	Limited	General
	Partners	Partner	Total

Partners’ capital, January 1, 2006	$141,752,131	$17,272,793	$159,024,924
Contributed capital	180,027,047	20,374,936	200,401,983
Distributions	(11,878,858)	(3,004,533)	(14,883,391)
Net loss	(13,445,867)	(212,986)	(13,658,853)

Partners’ capital, December 31, 2006	296,454,453	34,430,210	330,884,663
Contributed capital	188,617,864	19,423,625	208,041,489
Distributions	(37,440,291)	(4,284,553)	(41,724,844)
Net income	19,609,599	3,572,274	23,181,873

Partners’ capital, December 31, 2007	467,241,625	53,141,556	520,383,181
Contributed capital	117,775,682	13,474,318	131,250,000
Distributions	(20,609,237)	(2,380,991)	(22,990,228)
Net loss	(87,766,692)	(8,608,807)	(96,375,499)

Partners’ capital, December 31, 2008	$476,641,378	$55,626,076	$532,267,454

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Cash Flows
Years Ended December 31,

	2008	2007	2006

Operating activities:
Net income (loss)	$(96,375,499)	$23,181,873	$(13,658,853)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized and unrealized (gain) loss on investments	95,706,716	(30,474,626)	(375,583)
Changes in operating assets and liabilities:
Purchase of investments	(107,722,643)	(185,443,716)	(206,888,025)
Proceeds received from investments	—	59,385,165	—
Due from affiliates	330,676	(330,676)	—
Other assets	(276,628)	302,715	(101,935)
Accrued expenses and interest payable	512,443	36,635	94,250
Due to affiliates	171,095	(223,188)	26,021

Net cash used in operating activities	(107,653,840)	(133,565,818)	(220,904,125)
Financing activities:
Contributions from partners	131,250,000	208,041,489	200,401,983
Distributions to partners	(22,990,228)	(41,724,844)	(14,883,391)
Proceeds from note payable	—	—	12,549,000
Repayment of note payable	—	(12,549,000)	—
Borrowings from revolving loan	39,068,735	115,914,642	120,874,535
Repayment of revolving loan	(49,321,667)	(130,161,710)	(99,699,535)

Net cash provided by financing activities	98,006,840	139,520,577	219,242,592
Net change in cash and cash equivalents	(9,647,000)	5,954,759	(1,661,533)
Cash and cash equivalents, beginning of year	14,040,351	8,085,592	9,747,125

Cash and cash equivalents, end of year	$4,393,351	$14,040,351	$8,085,592

Supplemental disclosure of cash flow information:
Cash paid for interest	$759,570	$1,213,276	$1,641,580

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedule of Investments
As of December 31,

	2008			2007
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Energy
Pearl Exploration and
Production Ltd.(1)
(formerly, Watch Resources Ltd.)
3,438,878 common shares	$14,655,192	$2,200,790	0.4%	$14,655,192	$8,507,639	1.7%
BreitBurn Energy Holdings LLC
7,500,000 Class A units in 2008	75,000,000	75,000,000	14.1%	—	—	0.0%
CLK Energy Partners, LLC
$1,500,000 Promissory note due December 31, 2009	1,500,000	—	0.0%	1,500,000	—	0.0%
Exco Resources, Inc.(1)
3,947,365 Common Shares in 2008, 6,037 7% Hybrid Preferred Shares and 1,463 7% Convertible Perpetual Shares in 2007	75,000,000	35,763,158	6.7%	75,000,000	75,000,000	14.4%
Crusader Energy Group(1) (formerly, Knight Energy Group, LLC)
40,000,000 shares in 2008, 40% sharing percentage in 2007	70,016,554	44,521,015	8.4%	70,016,554	70,016,554	13.5%
Augustus Energy Partners LLC
70,920 Class A units in 2008,
22,565 Class A units in 2007	7,092,105	5,000,000	0.9%	2,256,579	2,256,579	0.4%
Coronado Resources LLC
45.9% sharing percentage	34,576,122	25,000,000	4.7%	13,691,217	13,691,217	2.6%

Total Energy	277,839,973	187,484,963	35.2%	177,119,542	169,471,989	32.6%
Financial Services
Healthcare Finance Group, Inc.
4,665,384 Shares of Series B Senior Convertible Participating Preferred Stock	16,259,899	20,009,899	3.8%	16,250,000	16,250,000	3.1%
First Equity Card Corporation
142,000 Series A Preferred shares, 437,424 Series B Preferred shares, 1,352,394 Series C Preferred shares, 480,509 Series D Preferred shares	15,952,812	—		15,952,812	15,952,812
33,924 Common shares	196,912	—		196,912	196,912

	16,149,724	—	0.0%	16,149,724	16,149,724	3.1%

(1)	Publicly traded investment.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedule of Investments
As of December 31,

	2008			2007
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Financial Services (continued)
Trans-Fast Remittance LLC
87.4% sharing percentage	$37,000,000	$16,300,001	3.1%	$37,000,000	$37,000,000	7.1%

Total Financial Services	69,409,623	36,309,900	6.9%	69,399,724	69,399,724	13.3%
Insurance
Paris Re Holdings Limited(1)
1,147,322 Common Shares	22,946,440	15,965,113	3.0%	22,946,440	21,242,331	4.1%
Harbor Point Limited
300,000 Class A voting common shares	30,000,000	28,250,000	5.3%	30,000,000	30,000,000	5.8%
Ironshore Inc.
4,500,000 Common shares	45,000,923	48,000,923	9.0%	45,000,923	45,000,923	8.6%
Validus Holdings, Ltd.(1)
2,571,427 Voting Common shares	45,000,000	67,268,530	12.6%	45,000,000	60,148,535	11.6%

Total Insurance	142,947,363	159,484,566	29.9%	142,947,363	156,391,789	30.1%
Services & Other
FCC Holdings, Inc.
12,179,000 Common Stock	60,895,000	60,895,000	11.4%	60,895,000	60,895,000	11.7%
Stroz Friedberg Inc.
33,496 Shares of Series A Convertible Preferred stock in 2008, 30,000 Shares of Series A Convertible Preferred stock in 2007	36,996,221	84,003,908	15.8%	30,003,908	60,003,908	11.5%

Total Services & Other	97,891,221	144,898,908	27.2%	90,898,908	120,898,908	23.2%

Total Investments(2)	$588,088,180	$528,178,337	99.2%	$480,365,537	$516,162,410	99.2%

(1)	Publicly traded investment.

(2)	At December 31, 2008, the portfolio of investments was comprised of companies located in or conducting their principal business in North America.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II

Notes to the Combined Financial Statements

Note 1 –	Organization and Basis of Presentation

Greenhill Capital Partners II, L.P. (the “Delaware Partnership II”) was formed as a Delaware limited partnership on January 13, 2005 and commenced operations on March 31, 2005. The primary business objective of the partnership is to achieve superior medium to long-term capital growth principally through a diversified portfolio of private equity and equity related investments.

The combined financial statements include the accounts of the Delaware Partnership II, Greenhill Capital Partners (Cayman) II, L.P. (the “Off-Shore Partnership II”), Greenhill Capital Partners (Executives) II, L.P. (the “Executive Partnership II”), and Greenhill Capital Partners (Employees) II, L.P. (the “Employee Partnership II”). The Delaware Partnership II, the Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II are collectively referred to as “Greenhill Capital Partners Private Equity Fund II” or the “Partnerships” and have ownership interests representing 51.3%, 20.2%, 3.5% and 25.0% respectively, of the combined net assets shown on the combined financial statements at December 31, 2008. Such ownership interests may vary due to differing management fee arrangements and profit override allocations. The Partnerships will generally purchase an interest in each portfolio company on a pro-rata basis based on their respective ownership interests and on equivalent economic terms. The Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II were organized as limited partnerships with substantially the same terms as the Delaware Partnership II and are also under the common management of the General Partner.

The managing general partner of the Partnerships is GCP Managing Partner II, L.P. (the “General Partner”) and is responsible for managing the Partnerships’ investments. The General Partner is subject to removal by a simple majority of unaffiliated third-party investors of the Partnership.

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

Market/Credit Risks

The Partnerships maintain their cash and cash equivalents with financial institutions with high credit ratings. At times, the Partnerships may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, the Manager believes that the Partnerships are not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting on how uncertain income tax positions are recognized, measured, presented and disclosed in the combined financial statements in accordance with FASB No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective with the initial adoption of FIN 48. FIN 48 was initially effective for fiscal years beginning after December 15, 2006 and is applied to all open tax years as of the effective date. On December 30, 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises,” which provided additional deferral of FIN 48 for certain non public entities until annual statements for the fiscal years beginning after December 15, 2008. The Partnerships have elected to defer the adoption of FIN 48 pursuant to this FSP. As of December 31, 2008, the Partnerships are evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. The fair value of investments in privately held companies are estimated by the General Partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts are generally applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investment in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the investments are carried are adjusted to estimated fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments. Investment transactions are accounted for on a trade date basis. When investments are sold or distributed, the gain or loss is classified as realized.

Unrealized appreciation or depreciation resulting from changes in fair value of investments (including reversals of unrealized gains or losses when investments are sold or distributed) is included in the combined statement of operations.

The Partnerships adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three broad levels of fair value hierarchy defined by SFAS 157 are as follows:

Basis of Fair Value Measurement

Level 1 – Unadjusted quoted prices in active markets are available for identical assets or liabilities as of the reported date.

Level 2 – Quoted prices in markets that are not active, or pricing inputs that are either directly or indirectly observable, are available as of the reported date.

Level 3 – Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The following table summarizes the valuation of our investments by the above SFAS 157 pricing observability levels as of December 31, 2008:

Fair Value Measurements at Reporting Date Using:

	Quoted Prices in			Ending Balance
	Active Markets for	Significant Other	Significant	as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
Description	Level 1	Level 2	Level 3	2008

Investments	$121,197,591	$44,521,015	$362,459,731	$528,178,337

The following table summarizes the fair value of Level 3 investments for the year ended 2008:

Balance as of December 31, 2007	$426,263,905
Purchases (sales), net	107,722,643
Transfers out of Level 3	(145,016,554)
Net unrealized gain (loss), net	(26,510,263)

Balance as of December 31, 2008	$362,459,731

Use of Estimates

The combined financial statements include estimates and assumptions made by the General Partner that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 –	Investments

Purchases

During 2008, the Partnerships made an investment of $75.0 million in BreitBurn Energy Holdings LLC (“BreitBurn”). In addition, the Partnerships completed follow-on investments of $7.0 million in Stroz Friedberg Inc. (“Stroz”), $4.8 million in Augustus Energy Partners, LLC (“Augustus”), and $20.9 million in Coronado Resources LLC (“Coronado”).

During 2007, the Partnerships made investments of $75.0 million in Exco Resources, Inc. (“Exco”), $37.0 million in Trans-Fast Remittance LLC (“Trans-Fast”), and $60.9 million in FCC Holdings, Inc. (“FCC”). Additionally, the Partnerships completed follow-on investments of $9.0 million in Coronado, $1.9 million in First Equity Card Corp (“FECC”), and $1.6 million in Augustus.

During 2006, the Partnerships completed new investments of $70.0 million in Crusader Energy Group (“Crusader”) (formerly, Knight Energy Group, LLC), $0.6 million in Augustus, $14.3 million in FECC, $45.0 million in Ironshore Inc. (“Ironshore”), $30.0 million in Stroz and $25.0 million in Paris Re Holdings Limited (“Paris Re”). Additionally, the Partnerships made follow-on investments of $14.1 million in Genesis Gas & Oil LLC (“Genesis”), $5.5 million in Pearl Exploration and Production Ltd. (“Pearl”), (formerly, Watch Resources Ltd.) and $2.3 million in Coronado.

Changes in Unrealized Investment Valuations

During 2008, the Partnerships recorded an unrealized gain due to the change in the fair value of securities during the year of $7.1 million in Validus Holdings, Ltd. (“Validus”). The Partnerships also recorded unrealized gains of $17.0 million in Stroz, $3.8 million in Healthcare Finance Group, Inc. (“HFG”), and $3.0 million in Ironshore, due to the write-up of the value of the investment.

During 2008, the Partnerships recorded unrealized losses due to the change in the fair value of securities of $6.3 million in Pearl, $5.3 million in Paris Re, $25.5 million in Crusader, and $39.2 million in Exco. The Partnerships also recorded unrealized losses of $16.1 million in FECC, $20.7 million in Trans-Fast, $9.7 million in Coronado, $1.7 million in Harbor Point Limited (“Harbor Point”) and $2.1 million in Augustus, due to the write-down of the value of the investments.

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

During 2006, the Partnerships recorded an unrealized gain of $7.1 million in Crown Castle International Corp. (“CCI”) (formerly, Global Signal, Inc. (“GSL”)) and $1.8 million in Pearl, due to the change in the fair value of the investment during the period. In addition, the Partnerships recorded an unrealized loss of $8.5 million in CLK Energy Partners, LLC (“CLK”) related to the write-down of the investment.

Realizations and other Distributions

During 2008, the Partnerships received dividend distributions of $2.1 million from Validus, $3.0 million from Exco, $2.3 million from Harbor Point, $1.6 million from Stroz, and $3.6 million from Paris Re. In addition, the Partnerships received interest income of $0.1 million from BreitBurn.

During 2007, the Partnerships received proceeds of $16.1 million from the CCI merger with GSL ($8.6 million recorded as realized gain and $7.5 million recorded as a return of capital), $14.0 million through a registered secondary offering of CCI shares ($7.0 million recorded as realized gain and $7.0 million recorded as a return of capital), and $15.9 million from the block trade of CCI ($10.4 million recorded as realized gain and $5.5 million recorded as a return of capital). The Partnerships also received proceeds of $2.7 million from a partial sale of its shareholdings in the initial public offering of

Paris Re ($0.6 million recorded as realized gain and $2.1 million recorded as return of capital). The partnerships recorded a realized loss of $7.0 million in CLK related to the write-off of the investment. In addition, the partnerships recorded proceeds of $10.7 million from the sale of their membership interests in Genesis ($12.4 million recorded as realized loss and $10.9 million recorded as return of capital). Included in due from affiliates is $0.2 million of additional proceeds withheld for US income tax withholding, which was received in February of 2009.

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

Distributions will be made to each partner in accordance with their respective partnership agreement. In general, a limited partner’s share of current income from dividends and interest (net of expenses) and net proceeds attributable to the disposition of investments by the partnership will be distributed first, 100% to such limited partner until such limited partner has received on a cumulative basis distributions equal to such limited partners share of the sum of (i) invested capital in the investment giving rise to the distribution; (ii) aggregate invested capital in all previously realized investments; (iii) aggregate write-downs, if any, for unrealized investments, (iv) management fees and partnership expenses paid prior to such distributions that are allocable to all realized investments in which such limited partner participated, and (v) a priority return of 8% on each of the foregoing compounded annually for the period of the investment. Remaining current income and net proceeds will then be distributed 100% to the General Partner until the General Partner has received as a “catch up” adjustment an amount equal to 20% of the amount distributed to such limited partner as a priority return referred to above and 20% of the amount distributed per this provision. Thereafter, current income and net proceeds will be distributed 80% to such limited partners and 20% to the General Partner (“profit override” generally referred to as carried interest)

The General Partner has not received from the Partnerships’ an allocation of unrealized or realized profit override as of December 31, 2008. In the event that the General Partner had been allocated profit override, future losses in the value of the Partnerships’ investments may require a reduction in such allocation of profit override to the General Partner and upon liquidation of the Partnerships, the General Partner would be obligated to contribute to the Partnerships’ the amount, if any, by which cumulative profit override distributions received exceed its cumulative allocable profit override.

Cash distributions of net proceeds from dispositions of investments will be made as soon as practicable after their receipt by the Partnerships. Other cash receipts of the Partnership shall be distributed at least annually or more frequently if deemed appropriate by the General Partner.

During 2008, 2007 and 2006, the Partnerships made distributions to its partners of $23.0 million, $41.7 million, and $14.9 million, respectively. These distributions were comprised of portfolio company dividends and return of invested capital.

Note 6 –	Capital Commitments

Each partner admitted to one of the Partnerships committed a specific dollar amount (“Capital Commitment”) to be drawn down according to the terms of the partnership agreement applicable to such partner. Capital contributions by a partner for the purpose of acquiring partnership investments or payment of certain partnership expenses and management fees reduce such partner’s remaining capital commitment. However, amounts repaid to a partner as a return of capital in respect to management fees will be added back to such partner’s remaining capital commitment.

In accordance with the terms of the partnership agreement, each partner will make Capital Contributions to fund investments through the end of the Commitment Period, which is generally the fifth anniversary of the last Closing Date of the Partnerships. The partners will also fund Capital Contributions post the termination of the Commitment Period for (1) commitments made to invest prior to the termination of the Commitment Period, (2) an investment in convertible securities in connection with the exercise, exchange or conversion of those securities, or (3) follow-on investments made by the end of two years from the termination of the Commitment Period, as long as such investment amount does not exceed 15% of the aggregate Capital Commitment or the Available Capital Commitments of the partners.

The partnerships have $875 million in total aggregate capital commitments. At December 31, 2008, 2007, and 2006 the Partnerships had remaining outstanding aggregate capital commitments of $175.9 million, $307.1 million, and $517.1 million from its partners, respectively.

Note 7 –	Credit Facility

The Partnerships have a $100 million Credit Facility (the “Facility”) (amended to $50 million, See Note 13) with a commercial bank (the “Bank”), subject to a borrowing base limitation. At December 31, 2008 the borrowing base exceeded the facility size and therefore there was no limitation on the borrowing amount. The purpose of the Facility is to provide the Partnerships with short-term revolver borrowings to fund portfolio company investments and certain other general purposes in advance of the receipt by the Partnerships of capital contributions from the partners. The Bank has a security interest in the Partnerships’ capital call rights and the Bank could require the General Partner to make a subsequent capital call to meet the debt obligation if necessary. The Facility expires on January 28, 2009 (extended through January 27, 2011, See Note 13) and interest on outstanding borrowings is based on LIBOR plus 125 basis points (amended to 250 basis points, See Note 13). At December 31, 2008 there were no debt financing costs related to the Facility included in Other Assets and $34,296 of debt financing costs included in Other Assets at December 31, 2007. Debt financing costs are amortized over the life of the Facility.

At December 31, 2008 there were no revolver borrowings outstanding and there were $10.3 million of revolver borrowings outstanding at December 31, 2007. Additional amounts may be borrowed at any time to fund portfolio company investments and certain other general purposes. Interest expense related to the Facility was $0.9 million (including $0.1 million of amortization of the debt financing costs), $1.1 million (including $0.1 million of amortization of the debt financing costs), and $1.2 million (including $0.2 million of amortization of the debt financing costs) for the years ended December 31, 2008, 2007 and 2006, respectively.

In April 2006, the Partnerships transferred all of the shares of common stock of GSL owned by it to a new, wholly-owned subsidiary, GCP SPV2, LLC (the “Borrower”). The Borrower entered into a credit agreement at that time, with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the credit agreement the Borrower borrowed $12.5 million, secured by 784,314 shares of GSL common stock owned by it. In January 2007, the Partnerships applied cash proceeds received at the time of the CCI merger with GSL and the subsequent CCI share repurchase towards the repayment of the entire outstanding balance on the credit agreement borrowings of $12.5 million. As a result of the credit agreement repayment, the lender relinquished its security interest in the Partnerships’ remaining shares of CCI. Interest expense related to the credit agreement borrowing was $0.2 million (including $0.1 million for the write-off of un-amortized loan origination fees) and $0.8 million (including $0.1 million of amortization of loan origination fees), for the years ended December 31, 2007 and 2006, respectively.

The Partnerships weighted average amount of borrowings outstanding under the Facility and credit agreement during the year ended December 31, 2008, 2007 and 2006, was approximately $19.1 million, $16.6 million and $24.4 million, respectively. The related weighted average annualized rate on the borrowings was 3.9%, 6.5%, 6.9% for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 8 –	Related Party Transactions

Greenhill Capital Partners, LLC, (the “Manager”), the parent and an affiliate of the General Partner, committed approximately $87.4 million, or 10.0% of committed capital, to the Partnerships of which $17.6 million remains outstanding at December 31, 2008 to fund future investments through the end of the Commitment Period. In accordance with the terms of the partnership agreement, the Manager will also fund Capital Contributions post the termination of the Commitment Period for (1) commitments made to invest prior to the termination of the Commitment Period, (2) an investment in convertible securities in connection with the exercise, exchange or conversion of those securities, or (3) follow-on investments made by the end of two years from the termination of the Commitment Period, as long as such investment amount does not exceed 15% of the aggregate Capital Commitment or the Available Capital Commitments of all partners. Through its interest in the Partnerships, the Manager has an interest of approximately 10.1% in all investments. The carrying value of the Manager’s investment in the Partnerships was approximately $55.6 million and $53.2 million at December 31, 2008 and 2007, respectively.

The Manager provides day-to-day managerial and administrative services to the Partnerships. Under the terms of their respective limited partnership agreements, the Delaware Partnership II, the Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. The Managers’ commitment through the General Partner is not subject to a management fee. During the commitment period, each limited partner pays an amount based upon 1.5% per annum of such partner’s capital commitment. Subsequent to the commitment period, the management fee will be 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. The management fee is payable semi-annually in advance. A management fee of $11.8 million was paid by the Partnerships to the Manager for each year ended December 31, 2008, 2007 and 2006.

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

The Partnerships will incur all other Partnership Expenses and Partnership Administrative Expenses (collectively, “Partnership Expenses”). The allocation of such Partnership Expenses will be made on a pro rata basis based on committed capital, unless any such expense is solely or disproportionately attributable to any single Partnership, in which case the Manager may allocate such expense differently. The Manager pays the Partnership Expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2008 and 2007 the Partnerships owe approximately $0.1 million and $0.1 million, respectively to the Manager for reimbursement of such expenses.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all “break-up fees”, “commitment fees” and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnerships proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. For the year ended December 31, 2008, the portfolio companies paid $2.0 million in transaction fees to the Manager, of which eighty percent will reduce the management fees payable by the limited partners of such Partnerships for the first six months of 2009.

Note 9 –	Investment Portfolio

As of December 31, 2008 and 2007 the portfolio of investments by type of security is as follows:

	2008		2007
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Type of Security	Value	Capital	Value	Capital

Common Stock	$302,864,529	56.9%	$225,991,340	43.5%
LP Equity Units and Capital Sharing Interests	121,300,001	22.8%	122,964,350	23.6%
Participating Preferred Stock	104,013,807	19.5%	167,206,720	32.1%

Total	$528,178,337	99.2%	$516,162,410	99.2%

As of December 31, 2008 and 2007 the portfolio of investments by geographic location is as follows:

	2008		2007
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Geographic Location	Value	Capital	Value	Capital

North America	$528,178,337	99.2%	$516,162,410	99.2%
Other	—	0.0%	—	0.0%

Total	$528,178,337	99.2%	$516,162,410	99.2%

Note 10 –	Partners’ Capital

As of December 31, 2008, 2007 and 2006, the capital balance of each Partnership is as follows (in millions):

	Delaware	Off-Shore	Executive	Employee	Total

Committed capital	$450.3	$176.5	$31.1	$217.1	$875.0

Partners’ capital, January 1, 2006	81.2	32.1	5.6	40.1	159.0

Contributed capital	103.2	40.4	7.1	49.7	200.4
Distributions	(6.9)	(2.7)	(0.5)	(4.8)	(14.9)
Net loss	(7.5)	(3.1)	(0.5)	(2.5)	(13.6)

Total partners’ capital December 31, 2006	170.0	66.7	11.7	82.5	330.9

Contributed capital	108.0	42.3	7.4	50.3	208.0
Distributions	(21.6)	(8.3)	(1.5)	(10.3)	(41.7)
Net income	11.4	4.3	0.8	6.7	23.2

Total partners’ capital December 31, 2007	267.8	105.0	18.4	129.2	520.4

Contributed capital	67.5	26.5	4.7	32.6	131.3
Distributions	(12.0)	(4.4)	(0.8)	(5.8)	(23.0)
Net loss	(50.1)	(19.8)	(3.5)	(23.0)	(96.4)

Total partners’ capital December 31, 2008	$273.2	$107.3	$18.8	$133.0	$532.3

Note 11 –	Market and Other Risk Factors

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

Concentration risk – The Partnerships invested in transactions in a limited number of companies, primarily within the energy, financial services, and certain other industry specific business sectors and these investments may not be a balanced or fully diversified portfolio.

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

Partnerships have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Note 12 –	Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies:

	Years Ended December 31,
	2008	2007	2006

Ratios to average limited partners’ capital:
Expenses	2.50%	3.23%	9.63%
Profit override allocation	0.00%	0.00%	0.00%

Total expenses and profit override allocation	2.50%	3.23%	9.63%
Net investment loss	0.33%	1.87%	8.63%
Ratio of expenses to total committed capital	1.70%	1.71%	1.96%
Ratio of contributed capital to total committed capital	79.68%	64.67%	40.90%

The net internal rate of return since inception of the Partnerships through December 31, 2006 was (6.7)%, 1.1% through December 31, 2007, and (7.7)% through December 31, 2008. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override if applicable) to the General Partner, and was computed based on the actual dates of capital contributions and distributions and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date. Ratios are calculated for the limited partners taken as a whole. An individual limited partners ratios may vary depending on the Partnership with which they are invested due to differing management fee arrangements, profit override allocations and the timing of capital transactions.

The net investment loss ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Note 13 –	Subsequent Events

On January 28, 2009, the Partnerships amended their existing Facility from $100 million (See Note 7) to $50 million. The amended facility expires on January 27, 2010 and interest on outstanding borrowings is based on LIBOR plus 250 basis points. In addition, for the duration of the Facility the Partnerships pay a 35 basis points per annum charge on the average unutilized portion of the facility and the Partnerships paid $0.2 million in debt financing costs that will be amortized over the life of the Facility.

Supplemental Schedules

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Assets, Liabilities and Partners’ Capital

As of December 31, 2008

		Greenhill	Greenhill
		Capital	Capital	Greenhill
	Greenhill	Partners,	Partners,	Capital Partners
	Capital Partners	(Cayman) II,	(Executive) II,	(Employees) II,
	II, L.P.	L.P.	L.P.	L.P.	Total

Assets
Investments, at estimated fair value	$271,840,941	$106,543,503	$18,747,018	$131,046,875	$528,178,337
Cash and cash equivalents	1,402,335	973,028	103,864	1,914,124	4,393,351
Due from affiliates	—	219,865	—	—	219,865
Other assets	170,218	66,822	11,817	82,939	331,796

Total assets	$273,413,494	$107,803,218	$18,862,699	$133,043,938	$533,123,349

Liabilities and Partners’ Capital
Due to affiliates	$122,065	$37,997	$13,773	$38,732	$212,567
Accrued expenses	86,845	486,534	6,685	63,264	643,328

Total liabilities	208,910	524,531	20,458	101,996	855,895
Partners’ capital:
Limited partners	269,915,197	106,177,862	18,648,879	81,899,440	476,641,378
General partner	3,289,387	1,100,825	193,362	51,042,502	55,626,076

Total partners’ capital	273,204,584	107,278,687	18,842,241	132,941,942	532,267,454

Total liabilities and partners’ capital	$273,413,494	$107,803,218	$18,862,699	$133,043,938	$533,123,349

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Operations

Year ended December 31, 2008

		Greenhill	Greenhill
		Capital	Capital	Greenhill
	Greenhill	Partners,	Partners,	Capital Partners
	Capital Partners	(Cayman) II,	(Executive) II,	(Employees) II,
	II, L.P.	L.P.	L.P.	L.P.	Total

Investment Income
Dividend income	$157,535	$63,540	$9,780	$81,113	$311,968
Interest income	6,516,835	2,467,688	449,411	3,141,641	12,575,575

	6,674,370	2,531,228	459,191	3,222,754	12,887,543

Expenses
Management fee	6,675,450	2,621,010	461,250	2,059,098	11,816,808
Interest expense	451,470	176,946	31,141	217,642	877,199
Other expenses	434,273	184,288	32,814	210,944	862,319

	7,561,193	2,982,244	525,205	2,487,684	13,556,326

Net investment loss	(886,823)	(451,016)	(66,014)	735,070	(668,783)
Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	—	—	—	—	—
Net change in unrealized gain (loss) on investments	(49,258,887)	(19,304,314)	(3,397,327)	(23,746,188)	(95,706,716)

	(49,258,887)	(19,304,314)	(3,397,327)	(23,746,188)	(95,706,716)

Net loss	$(50,145,710)	$(19,755,330)	$(3,463,341)	$(23,011,118)	$(96,375,499)