Form 10-Q
period 2009-03-31
GREENHILL & CO INC
filed 2009-05-07
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 001-32147
Greenhill & Co., Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	51-0500737 (I.R.S. Employer Identification No.)

300 Park Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number (212) 389-1500
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No☑
          As of May 1, 2009, there were 28,128,425 shares of the registrant’s common stock outstanding.

AVAILABLE INFORMATION
          Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ''Exchange Act’’), with the SEC. You may read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.
          Our public internet site is http://www.greenhill.com. We will make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ''Corporate Governance’’ section, and available in print upon request of any stockholder to the Investor Relations Department, are charters for the company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	March 31,
	2009	December 31,
	(unaudited)	2008
Assets
Cash and cash equivalents	$42,345,476	$62,848,655
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million as of March 31, 2009 and December 31, 2008, respectively	56,680,585	26,255,995
Other receivables	5,619,067	4,434,227
Property and equipment, net of accumulated depreciation and amortization of $36.6 million and $35.5 million as of March 31, 2009 and December 31, 2008, respectively	11,032,789	12,074,207
Investments in affiliated merchant banking funds	70,193,342	73,412,898
Other investments	35,053,304	34,951,710
Due from affiliates	626,772	455,615
Goodwill	15,628,769	16,133,050
Deferred tax asset	36,345,336	33,996,719
Other assets	1,555,026	1,216,117

Total assets	$275,080,466	$265,779,193

Liabilities and Equity
Compensation payable	$4,410,432	$19,448,513
Accounts payable and accrued expenses	10,990,532	9,614,649
Bank loan payable	49,425,000	26,500,000
Taxes payable	7,578,278	10,149,231

Total liabilities	72,404,242	65,712,393

Common stock, par value $0.01 per share; 100,000,000 shares authorized, 33,053,161 and 32,830,423 shares issued as of March 31, 2009 and December 31, 2008, respectively; 28,114,706 and 27,981,150 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	330,532	328,304
Restricted stock units	61,550,162	59,525,357
Additional paid-in capital	221,681,095	213,365,812
Exchangeable shares of subsidiary; 257,156 shares issued and 208,418 shares outstanding as of March 31, 2009 and December 31, 2008	12,442,555	12,442,555
Retained earnings	189,389,744	189,357,441
Accumulated other comprehensive income (loss)	(19,227,258)	(17,408,714)
Treasury stock, at cost, par value $0.01 per share; 4,938,455 and 4,849,273 shares as of March 31, 2009 and December 31, 2008, respectively	(265,103,088)	(259,361,550)

Stockholders’ equity	201,063,742	198,249,205

Noncontrolling interests	1,612,482	1,817,595

Total equity	202,676,224	200,066,800

Total liabilities and equity	$275,080,466	$265,779,193

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Revenues
Financial advisory fees	$65,144,694	$69,449,395
Merchant banking revenue	(3,390,755)	4,530,815
Interest income	72,740	1,400,175

Total revenues	61,826,679	75,380,385
Expenses
Employee compensation and benefits	28,440,274	34,674,978
Occupancy and equipment rental	2,549,996	2,614,948
Depreciation and amortization	1,153,761	1,105,821
Information services	1,489,606	1,733,482
Professional fees	1,432,116	924,299
Travel related expenses	1,911,687	1,946,894
Interest expense	353,646	1,156,186
Other operating expenses	2,100,504	1,192,062

Total expenses	39,431,590	45,348,670
Income before taxes	22,395,089	30,031,715
Provision for taxes	8,676,617	10,869,653

Consolidated net income	13,718,472	19,162,062
Less: Net loss allocated to noncontrolling interests	(179,643)	(50,199)

Net income allocated to common stockholders	$13,898,115	$19,212,261

Average shares outstanding:
Basic	29,404,027	28,116,288
Diluted	29,457,672	28,190,108
Earnings per share:
Basic	$0.47	$0.68
Diluted	$0.47	$0.68
Dividends declared and paid per share	$0.45	$0.45
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Consolidated net income	$13,718,472	$19,162,062
Currency translation adjustment, net of tax	(1,818,544)	467,370

Comprehensive income	11,899,928	19,629,432

Less: Net loss allocated to noncontrolling interests	(179,643)	(50,199)
Comprehensive income allocated to common stockholders	$12,079,571	$19,679,631

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity

	Three Months
	Ended
	March 31,	Year Ended
	2009	December 31,
	(unaudited)	2008
Common stock, par value $0.01 per share
Common stock, beginning of the year	$328,304	$312,322
Common stock issued	2,228	15,982

Common stock, end of the period	330,532	328,304

Restricted stock units
Restricted stock units, beginning of the year	59,525,357	42,743,802
Restricted stock units recognized	10,342,401	32,196,650
Restricted stock units delivered	(8,317,596)	(15,415,095)

Restricted stock units, end of the period	61,550,162	59,525,357

Additional paid-in capital
Additional paid-in capital, beginning of the year	213,365,812	126,268,395
Common stock issued	8,402,245	85,940,317
Tax benefit from the delivery of restricted stock units	(86,962)	1,157,100

Additional paid-in capital, end of the period	221,681,095	213,365,812

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	12,442,555	15,352,213
Exchangeable shares of subsidiary delivered	—	(2,909,658)

Exchangeable shares of subsidiary, end of the period	12,442,555	12,442,555

Retained earnings
Retained earnings, beginning of the year	189,357,441	190,416,057
Dividends	(13,865,812)	(50,036,686)
Net income allocated to common shareholders	13,898,115	48,978,070

Retained earnings, end of the period	189,389,744	189,357,441

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(17,408,714)	4,727,125
Currency translation adjustment, net	(1,818,544)	(22,135,839)

Accumulated other comprehensive income (loss), end of the period	(19,227,258)	(17,408,714)

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(259,361,550)	(237,529,448)
Repurchased	(5,741,538)	(21,832,102)

Treasury stock, end of the period	(265,103,088)	(259,361,550)

Total stockholders’ equity	201,063,742	198,249,205

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,817,595	2,253,122
Net loss allocated to noncontrolling interests	(179,643)	(511,670)
Contributions from noncontrolling interests	18,000	318,101
Distributions to noncontrolling interests	(43,470)	(241,958)

Noncontrolling interests, end of period	1,612,482	1,817,595

Total equity	$202,676,224	$200,066,800

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Operating activities:
Consolidated net income	13,718,472	19,162,062
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Non-cash items included in net income:
Depreciation and amortization	1,153,761	1,105,821
Net investment losses	7,854,533	518,516
Restricted stock units recognized and common stock issued	10,431,707	8,501,476
Deferred taxes	(2,348,617)	—
Changes in operating assets and liabilities:
Financial advisory fees receivable	(30,424,590)	3,130,189
Due to (from) affiliates	(171,157)	(587,011)
Other receivables and assets	(1,523,749)	(1,504)
Compensation payable	(15,038,081)	(89,489,340)
Accounts payable and accrued expenses	1,375,883	2,515,805
Taxes payable	(2,570,953)	(8,945,906)

Net cash used in operating activities	(17,542,791)	(64,089,892)

Investing activities:
Purchases of merchant banking investments	(4,938,029)	(12,251,838)
Purchases of investments	(525,000)	(400,000)
Proceeds from investments	—	9,521,683
Distributions from investments	590,887	3,963,045
Purchases of property and equipment	(233,067)	(428,037)

Net cash (used in) provided by investing activities	(5,105,209)	404,853

Financing activities:
Proceeds of revolving bank loan	35,925,000	19,250,000
Repayment of revolving bank loan	(13,000,000)	(38,900,000)
Contributions from noncontrolling interests	18,000	(216,379)
Distributions to noncontrolling interests	(43,470)	—
Dividends paid	(13,865,812)	(13,093,751)
Purchase of treasury stock	(5,741,538)	(8,719,591)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	(86,962)	115,286

Net cash (used in) provided by financing activities	3,205,218	(41,564,435)
Effect of exchange rate changes on cash and cash equivalents	(1,060,397)	852,479

Net decrease in cash and cash equivalents	(20,503,179)	(104,396,995)
Cash and cash equivalents, beginning of period	62,848,655	191,670,516

Cash and cash equivalents, end of period	$42,345,476	$87,273,521

Supplemental disclosure of cash flow information:
Cash paid for interest	$254,842	$1,107,822

Cash paid for taxes, net of refunds	$13,625,570	$18,827,501

See accompanying notes to condensed consolidated financial statements (unaudited).

Note 1 — Organization
          Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company has clients located throughout the world, with offices located in New York, London, Frankfurt, Toronto, Tokyo, Chicago, Dallas, and San Francisco.
          The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers, acquisitions, financing advisory and restructurings, and fund placement advisory; and

•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II and GCP Europe, the ''Greenhill Funds”), and the Company’s principal investments in the Greenhill Funds and other merchant banking funds and similar vehicles.
          The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (“G&Co”), Greenhill Capital Partners, LLC (“GCPLLC”), Greenhill Venture Partners, LLC (“GVP”), Greenhill Aviation Co., LLC (“GAC”), Greenhill & Co. Europe Holdings Limited (“GCE”), and Greenhill & Co. Holding Canada Ltd (“GCH”) and Greenhill & Co. Japan Ltd. (“GCJ”).
          G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the Financial Industry Regulation Authority. G&Co is engaged in the investment banking business principally in North America.
          GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (“GCI”), Greenhill & Co Europe LLP (“GCEI”) and Greenhill Capital Partners Europe LLP (“GCPE”), through its controlling membership interests. GCI and GCEI are engaged in investment banking activities, principally in Europe, and are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, the Company’s UK-based private equity fund that invests in a diversified portfolio of private equity and equity related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The majority of the investors in GCP Europe are third parties; however, the Company and its employees have also made investments in GCP Europe.
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
          On February 21, 2008, the Company completed the initial public offering of units in its subsidiary, GHL Acquisition Corp., a blank check company (“GHLAC”). In the offering, GHLAC sold 40,000,000 units for an aggregate purchase price of $400,000,000. Each unit consists of one share of GHLAC’s common stock and one warrant (the “Founder Warrants”). In addition, the Company purchased private placement warrants for an aggregate purchase price of $8,000,000 (the “GHLAC Private Placement Warrants”, together with the Founder Warrants, the “GHLAC Warrants”). As of March 31, 2009, the Company owns approximately 8,369,563 (17.3%) of the outstanding common stock of GHLAC. As a result of its public offering, GHLAC is no longer a wholly-owned subsidiary of the Company. See “Note 3 — Investments — Other Investments”.
Note 2 — Summary of Significant Accounting Policies
Basis of Financial Information
          These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior period information to conform to current period presentation.
          The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest, including GCI, GCEI and GCPE, after eliminations of all significant inter-company accounts and transactions. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46-R”), the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, “Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), is subject to removal by a simple majority of unaffiliated third-party investors.
          These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The condensed consolidated financial information as of December 31, 2008 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
Noncontrolling Interests
          The Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), as of January 1, 2009. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity), present income allocated to both noncontrolling interests and common stockholders, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The Company has revised its prior period presentation, as required, to conform to this new pronouncement.
          The portion of the consolidated interests in the general partners of our merchant banking funds, which are held directly by employees of the Company are represented as noncontrolling interests in equity.

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
          The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $0.4 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.
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
          The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors in GCP I and principally all investors except the Company in GCP II, GCP Europe and GSAVP. The profit overrides earned by the Company are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, “Accounting for Management Fees Based on a Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2009, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments” for further discussion of the merchant banking revenues recognized.
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
Financial Advisory Fees Receivables
          Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company reversed bad debt expense previously recorded of approximately $0.3 million for the three months ended March 31, 2009. No bad debt expense was recorded for the three months ended March 31, 2008.
Restricted Stock Units
          In accordance with the fair value method prescribed by FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and generally is amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The Company records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.
Earnings per Share
          The Company calculates earnings per share (“EPS”) in accordance with FASB Statement No. 128, “Earnings per Share” (“SFAS 128”). Basic EPS is calculated by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.
          The Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”), as of January 1, 2009. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128. FSP EITF 03-06-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of this pronouncement did not have a material effect in calculating earnings per share.
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

Goodwill
          Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating business is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with SFAS 52.
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
          Equipment — 5 years
          Furniture and fixtures — 7 years
          Leasehold improvements — the lesser of 10 years or the remaining lease term
Provision for Taxes
          The Company accounts for taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
Cash Equivalents
          The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At March 31, 2009 and December 31, 2008, the carrying value of the Company’s cash equivalents approximated fair value.
Market/Credit Risks
          The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and in institutions in which deposits are not insured. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.
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
Derivative Instruments
          The Company accounts for the GHLAC Warrants, which were obtained in connection with its investment in the GHLAC under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and other hedging activities. In accordance with SFAS 133, the Company records the GHLAC Warrants in the condensed consolidated statement of financial condition at estimated fair value, with changes in estimated fair value recorded in merchant banking revenue in the condensed consolidated statement of income.
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
          Investment gains or losses from the merchant banking activities are comprised of investment income, realized and unrealized gains from the Company’s investment in the Greenhill Funds, and the consolidated earnings of the general partner in which it has a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings of the general partner which are held by employees and former employees of the Company is recorded as net income (loss) allocated to noncontrolling interests.
          As the managing general partner, the Company makes investment decisions for the Greenhill Funds and is entitled to receive an override of the profits realized from the funds. The Company includes in consolidated merchant banking revenue all realized and unrealized profit overrides it earns from the Greenhill Funds. This includes profit overrides of the managing general partner of GCP I with respect to all investments it made after January 1, 2004 and the profit overrides of the general partners of GCP II, GCP Europe and GSAVP for all investments. From an economic perspective, profit overrides in respect of all merchant banking investments made after January 1, 2004 are allocated 50% to the Company and 50% to employees of the Company. In addition, the Company also includes in merchant banking revenue its portion and certain employees’ portion of the profit overrides of GCP I with respect to investments made prior to January 1, 2004. The economic share of the profit overrides allocated to the employees of the Company is recorded as compensation expense.
          The Company’s merchant banking revenue, by source, is as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(in thousands, unaudited)
Management fees	$4,464	$5,049
Net realized and unrealized gains (losses) on investments in merchant banking funds	(7,131)	1,180
Net realized and unrealized merchant banking profit overrides	(300)	(1,100)
Other realized and unrealized investment loss	(424)	(598)

Total merchant banking revenue	$(3,391)	$4,531

          The carrying value of the Company’s investments in affiliated merchant banking funds are as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
	(in thousands, unaudited)
Investment in GCP I	$7,333	$8,469
Investment in GCP II	49,626	55,852
Investment in GSAVP	3,521	2,730
Investment in GCPE	9,713	6,362

Total investments in affiliated merchant banking funds	$70,193	$73,413

          At March 31, 2009 and December 31, 2008, the investment in GCP I included $0.4 million and $0.5 million, respectively, related to the noncontrolling interests in the managing general partner of GCP I held directly by various employees of the Company. At March 31, 2009 and December 31, 2008, the investment in GCP II included $1.1 million and $1.3 million, respectively, related to the noncontrolling interests in the general partner of GCP II held directly by various employees of the Company. At March 31, 2009 and December 31, 2008, approximately $0.8 million and $0.8 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio and is payable, subject to clawback, at the time the funds realize cash proceeds.
          At March 31, 2009, the Company had unfunded commitments of $46.7 million to the Greenhill Funds. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment date of each fund. The commitments to GCP I expired on March 31, 2007. At March 31, 2009, the Company had unfunded commitments to GCP II of approximately $17.6 million which may be funded through June 2010, unfunded commitments to GSAVP of approximately $5.8 million which may be funded through September 2011, and unfunded commitments to GCP Europe of approximately $23.3 million which may be funded through December 2012.
          Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
	(in thousands, unaudited)
Cash	$10,514	$14,736
Portfolio investments	55,601	55,970
Total assets	66,118	70,716
Total liabilities	2,702	2,310
Partners’ capital	63,416	68,406

	For the Three Months Ended
	March 31,
	2009	2008
	(in thousands, unaudited)
Net realized and unrealized losses on investments	$(369)	$(27,846)
Investment income	19	310
Expenses	(147)	(234)

Net loss	$(497)	$(27,770)

     Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
	(in thousands, unaudited)
Cash	$9,771	$4,393
Portfolio investments	466,622	528,178
Total assets	478,795	533,123
Total liabilities	7,572	856
Partners’ capital	471,223	532,267

	For the Three Months Ended
	March 31,
	2009	2008
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments	$(59,399)	$48,924
Investment income	528	5,801
Expenses	(2,174)	(3,666)

Net income (loss)	$(61,045)	$51,059

Other Investments
     The Company’s other investments are as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
	(in thousands)
Barrow Street Capital II, LLC	$4,261	$3,736
Iridium 5% Convertible Note	22,900	22,900
GHLAC Common Stock and GHLAC Warrants	7,892	8,316

Total other investments	$35,053	$34,952

     The Company committed $5.0 million to Barrow Street Capital III, LLC (''Barrow Street III’’), a real estate investment fund, of which $0.5 million remains unfunded at March 31, 2009. The commitment to Barrow Street III expired in April 2009 subject to a reserve amount of $500,000 which may be called at any time to preserve or enhance the value of existing investments. The Company accounts for this investment under the equity method.
     In October 2008, GCE, a subsidiary of the Company, invested $22.9 million in Iridium Holdings, L.L.C. (“Iridium”). GHLAC has agreed to acquire Iridium subject to stockholder approval, various regulatory approvals and other customary closing conditions. The GCE investment is in the form of a convertible subordinated note (the “Iridium 5% Convertible Note”), which is unsecured, accrues interest at the rate of 5% per annum starting six months after the issuance date and matures on October 24, 2015. The Iridium 5% Convertible Note is convertible, at GCE’s option, into Iridium Class A units, subject to certain conditions. The carrying value of the investment in the Iridium 5% Convertible Note approximates fair value.

Fair Value Hierarchy
The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Assets Measured at Fair Value on a Recurring Basis as of March 31, 2009

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as
	For	Observable	Unobservable	of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands, unaudited)
Assets
Iridium 5% Convertible Note	$—	$—	$22,900	$22,900
GHLAC Warrants[1]	—	—	7,872	7,872

Total investments	$—	$—	$30,772	$30,772

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in			Balance as
	Active Markets	Significant Other	Significant	Of
	For	Observable	Unobservable	December
	Identical Assets	Inputs	Inputs	31,
	(Level 1)	(Level 2)	(Level 3)	2008
	(in thousands, unaudited)
Assets
Iridium 5% Convertible Note	$—	$—	$22,900	$22,900
GHLAC Warrants[1]	—	—	8,295	8,295

Total investments	$—	$—	$31,195	$31,195

Level 3 Gains and Losses
The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three months ended March 31, 2009.

	Beginning			Purchases,	Net	Ending
	Balance	Realized	Unrealized	Sales, Other	Transfers	Balance
	January 1,	Gains	Gains or	Settlements and	in and/or	March 31,
	2009	or (Losses)	(Losses)	Issuances, net	out of Level 3	2009
	(in thousands, unaudited)
Assets
Iridium 5% Convertible Note	$22,900	$—	$—	$—	$—	$22,900
GHLAC Warrants[1]	8,295	—	(423)	—	—	7,872

Total investments	$31,195	$—	$(423)	$—	$—	$30,772

     The Company has used an internally developed model to value the GHLAC Warrants, which takes into account various standard option valuation methodologies, including Black Scholes modeling. Selected

[1]	The GHLAC Warrants consist of the founder warrants and the private placement warrants discussed in Note 1.

inputs for the Company’s model include: (1) the terms of the warrants themselves, including exercise price, exercisability threshold (where applicable) and expiration date; (2) externally observable factors including yields on U.S. Treasury obligations and various equity volatility measures, including historical volatility of broad market indices; and (3) internal estimates, including the Company’s weighted average cost of capital and the probability of a GHLAC acquisition closing.
Note 4 — Related Parties
     At March 31, 2009 and December 31, 2008, the Company had receivables of $0.6 million and $0.5 million, due from the Greenhill Funds, respectively, relating to accrued management fees and expense reimbursements, which are included in due from affiliates.
     Included in accounts payable and accrued expenses are $0.3 million at March 31, 2009 and $0.3 million at December 31, 2008 in interest payable on the undistributed earnings to the U.K. members of GCI.
Note 5 — Revolving Bank Loan Facility
     The Company has a $90.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs, facilitate the funding of investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed to GCPLLC or GVP in respect of its partnership interests in GCPI and GCPII or GSAVP, respectively. Interest on borrowings is based on the higher of Prime Rate or 4.0% and is payable monthly. The revolving bank loan facility matures on December 31, 2009. In addition, the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility during the three months ended March 31, 2009 and 2008, was approximately $33.2 million and $78.7 million, respectively. The weighted average interest rates were 4.0% and 5.15% for the periods ended March 31, 2009 and 2008, respectively.
Note 6 —Equity
     As the result of adopting SFAS 160 in January 2009, noncontrolling interest is now included in equity as opposed to a liability or mezzanine equity. The Company adopted SFAS 160 as of January 1, 2009 and has revised prior year presentation, as required, to conform to this new presentation.
     On March 18, 2009, a dividend of $0.45 per share was paid to shareholders of record on March 3, 2009. Dividend equivalents of $1.1 million were paid on the restricted stock units that are expected to vest.
     During the three months ended March 31, 2009, 221,458 restricted stock units vested and were issued as common stock, of which the Company is deemed to have repurchased 89,182 shares at an average price of $64.38 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
     During the three months ended March 31, 2008, 160,913 restricted stock units vested and were issued as common stock, of which the Company repurchased in open market transactions 78,630 shares at an average price of $63.58. In addition, during the three months ended March 31, 2008, the Company is deemed to have repurchased 55,898 shares of its common stock at an average price of $66.55 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings Per Share
     The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended
	March 31,
	2009	2008
	(in thousands, except
	per share amounts, unaudited)
Numerator for basic and diluted EPS —net income available to common stockholders	$13,898	$19,212

Denominator for basic EPS — weighted average number of shares	29,404	28,116
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	54	74

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	29,458	28,190

Earnings per share:
Basic	$0.47	$0.68
Diluted	$0.47	$0.68
Note 8 — Income Taxes
     The Company’s effective rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.
     Based on the Company’s historical taxable income and its expectation for the future, management expects that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet for tax purposes, will be realized as offsets to deferred tax liabilities and as offsets to the tax consequences of future taxable income.
     Deferred taxes for the foreign affiliates are translated in accordance with SFAS 52. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income, net of tax, in the condensed consolidated statement of changes in equity.
     For the periods ended March 31, 2009 and 2008 the Company performed a tax analysis in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109” (“FIN 48”). Based upon such analysis the Company was not required to accrue any liabilities pursuant to FIN 48.
Note 9 — Regulatory Requirements
     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the ''Rule’’), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2009, G&Co’s net capital was $12.4 million, which exceeded its requirement by $12.2 million. G&Co’s aggregate indebtedness to net capital ratio was 0.26 to 1 at March 31, 2009. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

     GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of March 31, 2009, each of GCI, GCEI and GCPE was in compliance with its local capital adequacy requirements.
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
     The following provides a breakdown of our aggregate revenues by source for the three month periods ended March 31, 2009 and 2008, respectively:

	For the Three Months Ended
	March 31, 2009		March 31, 2008
		% of		% of
	Amount	Total	Amount	Total
	(in millions, unaudited)
Financial advisory	$65.1	NM	$69.5	92%
Merchant banking and other revenues	(3.3)	NM	5.9	8%

Total revenue	$61.8	100%	$75.4	100%
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
Note 11 — Subsequent Event
     On April 22, 2009, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 10, 2009 to the common stockholders of record on May 27, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, ’’we’’, ''our’’, ''firm’’ and ''us’’ refer to Greenhill & Co., Inc.
Cautionary Statement Concerning Forward-Looking Statements
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as ''may’’, ''might’’, ''will’’, ''should’’, ’’expect’’, ''plan’’, ''anticipate’’, ''believe’’, ''estimate’’, ''predict’’, ''potential’’ or ’’continue’’, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Report on Form 10-K under the caption ''Risk Factors’’.
     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date hereof.
Overview
     Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto, Tokyo, Chicago, Dallas, and San Francisco. Our activities constitute a single business segment with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement advisory; and
•	Merchant banking, which includes the management of outside capital invested in the firm’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II, and GCP Europe, the “Greenhill Funds”), and the firm’s principal investments in the Greenhill Funds and other merchant banking funds and similar vehicles.
     Historically, our financial advisory business has accounted for the majority of our revenues, and we expect that to remain so for the near to medium term. However, there may be periods, such as the second quarter of 2008 and the first quarter of 2006, in which the revenues of our merchant banking business outweighed our financial advisory revenues. Since our initial public offering our financial advisory business has generated 84% of total revenues and our merchant banking and other business has generated approximately 16% of our total revenue.
     The main driver of the financial advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. We have recruited and plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. We expect these hires will, over time, add incrementally to our revenue and income growth potential. In 2009 we have announced the recruitment of seven Managing Directors who bring us additional sector expertise in Financial Services, Infrastructure, Insurance, and Gaming and Lodging. We will also shortly open a new office in Los Angeles. We have also announced in 2009 the formation of the Financing Advisory & Restructuring Group with the addition of a Managing Director in New York and another in London. In addition, we have announced the recruitment of a Senior Advisor focused on strategic advisory activities with technology companies in Silicon Valley as well as a Senior Advisor in London focused on expanding the firm’s European advisory services.
     The principal drivers of our merchant banking revenues are management fees paid by the Greenhill funds and realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices. The amount of profit override we recognize will depend upon the underlying fair value of each portfolio company and is subject to volatility based upon the factors mentioned above. Profit overrides are generally calculated as a percentage of profits over a specified threshold earned by such fund on investments of each fund. At March 31, 2009, the net internal rate of return of each of GCP II, GCP Europe and GSAVP was negative. Unless we have significant gains in the portfolio companies in each fund it is not likely in the near-term that we will exceed the profit threshold for each fund and recognize profit override revenue.
     Presently, we have three merchant banking funds which are actively investing and we have assets under management in those funds of $1.3 billion. In addition, in early 2008 we completed a $400.0 million initial public offering of GHL Acquisition Corp. (“GHLAC”), a special purpose acquisition company, in which we invested approximately $8.0 million. In September 2008, GHLAC announced an agreement to acquire Iridium Holdings, LLC (“Iridium”), a leading provider of voice and data mobile satellite services and in October 2008, the firm completed a $22.9 million investment in Iridium.
Business Environment
     Economic and global financial market conditions can materially affect our financial performance. See the ''Risk Factors’’ in our Report on Form 10-K filed with the Securities and Exchange Commission. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
     Financial advisory revenues were $65.1 million for the three months ended March 31, 2009 compared to $69.5 million for the three months ended March 31, 2008, which represents a decrease of 6%. At the same time, worldwide completed M&A volume decreased by 43%, from $819 billion in the first three months of 2008 compared to $471 billion in the first three months of 2009.2
     Since July 2007 the financial markets have experienced a sharp contraction in credit availability and global M&A activity. Recent levels of capital markets volatility and an uncertain macroeconomic outlook have further contributed to a volatile and uncertain environment for evaluating many assets, securities and companies, which may lead to a more difficult environment for M&A activity. Because we earn a majority of our financial advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our financial advisory business has been negatively impacted and may be further impacted by a reduction in M&A activity. We believe, however, that our simple business model as an independent, unconflicted adviser, in a period of the bankruptcy or merger of many of our larger banking-focused competitors, will create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach.

[2]	Source: Thomson Financial as of April 27, 2009.

     Merchant banking and other revenues were negative $(3.3) million for the three months ended March 31, 2009 compared to $5.9 million for the three months ended March 31, 2008. The negative revenue reported in the first quarter related to continued declines in the carrying value of the merchant banking investment portfolio.
     Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of financial advisory and merchant banking revenue realized by the firm.
Results of Operations
Summary
     Our first quarter 2009 revenues of $61.8 million compare with revenues of $75.4 million for the first quarter of 2008, which represents a decrease of $13.6 million or 18%. The decrease in revenue in the first quarter 2009 revenue as compared to the same period in the prior year was primarily attributable to the decline in the carrying value of our merchant banking investments and to a lesser extent a slight decline in financial advisory revenue due to the completion of fewer assignments. Our first quarter net income of $13.7 million compares with net income of $19.2 million for the first quarter of 2008, which represents a decrease of $5.5 million or 28%. This decrease was primarily attributable to the decline in merchant banking revenue.
     Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of merchant banking gains (or losses) and other factors. Accordingly, the revenues and net income in any particular quarter may not be indicative of future results.
Revenues By Source
     The following provides a breakdown of our total revenues by source for the three month periods ended March 31, 2009 and 2008, respectively:
Revenue by Principal Source of Revenue

	For the Three Months Ended
	March 31, 2009		March 31, 2008
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$65.1	NM	$69.5	92%
Merchant banking and other revenues	(3.3)	NM	5.9	8%

Total revenues	$61.8	100%	$75.4	100%
Financial Advisory Revenues
     Financial advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $65.1 million in financial advisory revenues in the first quarter of 2009 compared to $69.5 million in the first quarter of 2008, which represents a decrease of 6%. During the quarter we generated revenue from one client that approximated 50% of our total financial advisory revenues for the quarter. By comparison, in 2008 our largest revenue generating client in each of the for quarters ranged from 17% to 28% of the total financial advisory revenues earned in such quarter. The slight decrease in our financial advisory fees in the first quarter of 2009 as compared to the same period in 2008 reflected the completion of fewer assignments. The firm also recognized significant advisory revenue during the quarter from certain strategic advisory assignments, as well as retainer fee revenue from our Financing Advisory & Restructuring Group.
     Completed assignments in the first quarter of 2009 included:

•	The acquisition by Roche Holding Ltd., of the outstanding publicly held interest in Genentech, Inc; and
•	The sale by TUI AG of its shipping division Hapag-Lloyd AG to ‘Albert Ballin’ Holding GmbH & Co. KG.
Merchant Banking and Other Revenues
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

	For the Three Months
	Ended March 31,
	2009	2008
	(in millions, unaudited)
Management fees	$4.5	$5.0
Net realized and unrealized gains (losses) on investments in merchant banking funds	(7.1)	1.2
Net realized and unrealized merchant banking profit overrides	(0.3)	(1.1)
Other realized and unrealized investment income	(0.4)	(0.6)
Interest income	—	1.4

Total merchant banking and other revenues	$(3.3)	$5.9
     The firm recorded negative $(3.3) million in merchant banking fund management & other revenue in the first quarter of 2009 compared to $5.9 million in the first quarter of 2008. This decrease principally resulted from a decline in the fair market value of our merchant banking funds, lower interest earned on cash balances and a reduction in management fee revenue from our European fund due to the impact of the stronger U.S. dollar. During the first quarter of 2009, our merchant banking funds (and the firm) recognized gains from five (5) of our portfolio companies and recorded losses from nine (9) of our portfolio companies. During the first quarter of 2008, our merchant banking funds (and the firm) recognized gains related to nine (9) of our portfolio companies and recorded losses related to six (6) of our portfolio companies.
     The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter based upon a number of factors including the length of time the investments have been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. Significant changes in general economic conditions, stock markets and commodity prices, as well as capital events at the portfolio companies such as initial public offerings or private sales of securities, may result in significant movements in the fair value of such investments. Accordingly, any such changes or capital events may have a material effect, positive or negative, on our revenues and results of operations. The frequency and timing of such changes or capital events and their impact on our results are by nature unpredictable and will vary from period to period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Merchant Banking Fund Management Revenues.
     Moreover, the aggregate value of our merchant banking investments may fluctuate depending on the timing of the investment and liquidation events and the life cycles of each of the funds. For example, the commitment period for GCP I expired on March 31, 2007, and the investments in GCP I have been largely sold or otherwise monetized, while the commitments made to GCP II, GCPE and GSAVP are still in the process of being invested (with approximately 73% of the commitments in GCP II, 22% of the commitments in GCPE, and 37% of the commitments in GSAVP having been invested as of March 31,

2009). The time elapsed between making and monetization of investments in our merchant banking funds can vary considerably and the fair value of the investments may fluctuate significantly over that time.
     At March 31, 2009, the firm had principal investments of $105.2 million, nearly all of which either were through investments in our four merchant banking funds, in GHLAC and Iridium. Of that amount, 17% of our investments related to the energy sector, 27% to the financial services sector and 56% to other industry sectors (including the investments in GHLAC and Iridium). We held 97% of our total principal investments in North American companies, with the remainder in European companies. Our investments in companies that have become publicly traded after we first invested in them represented 25% of our total investments.
     In terms of new investment activity during the first quarter of 2009, our funds invested $9.3 million, 13% of which was firm capital. In the same period in 2008, our funds invested $13.7 million, 10% of which was firm capital
     In September 2008, GHLAC announced an agreement to acquire Iridium. The acquisition is subject to stockholder approval, various regulatory approvals and other customary closing conditions. If the acquisition of Iridium is consummated it could provide a significant source of additional merchant banking revenue upon completion and thereafter. However, we can provide no assurances that the transaction will receive stockholder approval and the various regulatory approvals required or that the parties will satisfy the various other closing conditions, nor can we provide assurance that the transaction, if consummated, will be completed on the current terms. In the event that GHLAC is unable to consummate a business combination prior to February 14, 2010 we will write-off our investment of approximately $8.0 million in GHLAC, which we made at the time of its initial public offering. Our investment of $22.9 million in Iridium is in the form of a convertible note which we have the option to convert into units of Iridium upon the later of (i) October 24, 2009 and (ii) the closing or termination of the transaction. The note matures in seven years and bears interest at 5% per annum.
     The investment gains or losses in our investment portfolio may fluctuate significantly over time due to factors beyond our control, such as individual portfolio company performance, equity market valuations, commodity prices and merger and acquisition opportunities. Revenue recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenue that may be realized and/or recognized in future periods.
Operating Expenses
     We classify operating expenses as compensation and benefits expense and non-compensation expenses.
     Our operating expenses for the first quarter of 2009 were $39.4 million, which compares to $45.4 million of total operating expenses for the first quarter of 2008. This represents a decrease in total operating expenses of $6.0 million or 13%, reflecting principally a decrease in compensation expense and is described in more detail below. The pre-tax income margin was 36% in the first quarter of 2009 compared to 40% for the first quarter of 2008.
     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Three Months
	Ended March 31,
	2009	2008
	(in millions, unaudited)
Employee compensation & benefits expense	$28.4	$34.7
% of revenues	46%	46%
Non-compensation expense	11.0	10.7
% of revenues	18%	14%
Total operating expense	39.4	45.4
% of revenues	64%	60%
Total income before tax	22.4	30.0
Pre-tax income margin	36%	40%
Compensation and Benefits Expenses
     Our employee compensation and benefits expense in the first quarter of 2009 was $28.4 million, which reflects a 46% ratio of compensation to revenues. This amount compares to $34.7 million for the three months ended March 31, 2008, which also reflected a 46% ratio of compensation to revenues. The decrease of $6.3 million or 18% is due to the lower level of revenues in the first quarter of 2009 compared to the comparable period in 2008.
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
     Our non-compensation expenses were $11.0 million in the first quarter of 2009, which compared to $10.7 million in the first quarter of 2008, representing an increase of 3%. The increase is principally related the incurrence of non-reimbursable professional fees attributable to an advisory engagement and the absence of foreign currency gains in the first quarter of 2009 as compared to the first quarter of 2008, partially offset by a decrease in interest expense due to lower average borrowings outstanding and lower borrowing rates.
     Non-compensation expenses as a percentage of revenue for the three months ended March 31, 2009 were 18% as compared to 14% for the three months ended March 31, 2008. The increase in non-compensation expenses as a percentage of revenue in the first quarter of 2009 as compared to the same period in 2008 reflects a slightly higher amount of non-compensation expenses spread over lower revenue.
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
Provision for Income Taxes
     The provision for taxes in the first quarter of 2009 was $8.7 million, which reflects an effective tax rate of approximately 39%. This compares to a provision for taxes in the first quarter of 2008 of $10.9 million based on an effective tax rate of approximately 36% for the period. The decrease in the provision for taxes is due to the lower pre-tax income in the period partially offset by a higher effective tax rate resulting from a greater proportion of our pre-tax income being earned in higher tax rate jurisdictions during the period.

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
     We generate cash from both our operating activities in the form of financial advisory fees and asset management fees and our merchant banking investments in the form of distributions of investment proceeds and profit overrides. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, investments in merchant banking funds, payment of dividends, repurchase of shares of our stock and leasehold improvements.
     Because a large portion of the compensation we pay to our employees is distributed in annual bonus awards in February of each year, our net cash balance is generally at its lowest level during the first quarter and accumulates throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions where collections may take longer due to court-ordered holdbacks and fees generated through our fund placement advisory services, which are generally paid in installments over a period of two years. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses and benefits that are paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2009, cash bonuses and benefits of $18.6 million relating to 2008 compensation were paid to our employees. In addition, we paid approximately $11.6 million in early 2009 related to income taxes owed for the year ended December 31, 2008.
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
     As of March 31, 2009, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP and GCP Europe and other merchant banking activities of $47.2 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates.
     To provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes we retain a $90.0 million revolving bank loan facility. Borrowings under the facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, as applicable. Interest on borrowings is based on the higher of Prime Rate or 4.0%. The revolving bank loan facility matures on December 31, 2009. At March 31, 2009, $49.4 million of borrowings were outstanding on the loan facility and we were compliant with all loan covenants.

     During the three months ended March 31, 2009, the Company is deemed to have repurchased 89,182 shares of its common stock at an average price of $64.38 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
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
Cash Flows
     In the first three months of 2009, our cash and cash equivalents decreased by $20.5 million from December 31, 2008. We used $17.5 million in operating activities, including $30.8 million from net income after giving effect to the non-cash items and a net decrease in working capital of $48.3 million (principally from an increase in trade account receivables outstanding and the annual payment of bonuses). We used $5.1 million in investing activities, including $5.5 million in new investments in our merchant banking funds and other investments and $0.2 million for the build-out of new office space, partially offset by distributions from investments of $0.6 million. We generated $3.2 million from financing activities, including $22.9 million of the net borrowings from our revolving loan facility, partially offset by $13.9 million for the payment of dividends and $5.7 million for the repurchase of our common stock.
     In the first three months of 2008, our cash and cash equivalents decreased by $104.4 million from December 31, 2007. We used $64.1 million in operating activities, including $29.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $93.4 million (principally from the annual payment of bonuses and taxes). We generated $0.4 million in investing activities, including $9.5 million from the sale of investments, $4.0 million from distributions received from our merchant banking investments, partially offset by $12.7 million in new investments in our merchant banking funds and $0.4 million primarily for the build-out of new office space. We used $41.6 million for financing activities, including $19.7 million for the net repayment of our revolving loan facility, $8.7 million for the repurchase of our common stock and $13.1 million for the payment of dividends.
Market Risk
     We limit our investments to (1) short term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe and other merchant banking funds and GHLAC, Iridium and related investments.
     We maintain our cash and cash equivalents with financial institutions with high credit ratings. We may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and in institutions in which deposits are not insured. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short term cash investments are primarily denominated in U.S. dollars, Canadian dollars, pound sterling and Euros, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. To the extent that the cash balances in local currency exceed our short term obligations, we may hedge our foreign currency exposure.

     With regard to our principal investments (including, to the extent applicable, our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at March 31, 2009, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of $1.4 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.
     In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which 31% of our revenues for the three months ended March 31, 2009 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. Because of the strengthening in value of the dollar relative to the pound sterling and euro since the first quarter of 2008, on a weighted average basis, our earnings in the first quarter of 2009 were lower than they would have been in the first quarter of 2008 had the value of the dollar relative to those other currencies remained constant. However, we do not believe we face any material risk in this respect.
Critical Accounting Policies and Estimates
     We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Basis of Financial Information
     Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and related footnotes, including investment valuations, compensation accruals and other matters. We believe that the estimates used in preparing our condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior period information to conform to current period presentation.
     The condensed consolidated financial statements of the firm include all consolidated accounts and Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, Greenhill & Co Europe LLP and Greenhill Capital Partners Europe LLP, after eliminations of all significant inter-company accounts and transactions. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”), the firm consolidates the general partners of our merchant banking funds in which we have a majority of the economic interest. The general partners account for their investment in their merchant banking funds under the equity method of accounting pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). As such, the general partners record their proportionate share of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represent an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and under EITF No. 04-5, ''Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights’’ (''EITF 04-5’’), is subject to removal by a simple majority of unaffiliated third-party investors.
Noncontrolling Interests
     The firm adopted FASB Statement No. 160, ''Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51’’ (''SFAS 160’’) as of January 1, 2009. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity), present income allocated to both noncontrolling interests and common stockholders and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The firm has revised its prior period presentation, as required, to conform to this new pronouncement.
     The portion of the consolidated interests in the general partners of our merchant banking funds, which are held directly by employees of the firm, are represented as noncontrolling interests in equity.
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
Merchant Banking and Other Revenues
     Merchant banking revenues consist of (i) management fees on our merchant banking activities, (ii) gains (or losses) on investments in our merchant banking funds and other principal investment activities and (iii) merchant banking profit overrides.
     Management fees earned from the firm’s merchant banking activities are recognized over the period of related service.
     We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such fund. Investments held by merchant banking funds are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies are determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts are generally applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by the merchant banking funds as well as those held by us in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments.

          We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the firm in GCP II, GCP Europe and GSAVP. The profit overrides earned by the firm are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, “Accounting for Management Fees Based on a Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96 the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2009, we have not reserved for any clawback obligations under applicable fund agreements.
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
Restricted Stock Units
          In accordance with the fair value method prescribed by FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, the fair value of restricted stock units granted to employees with future service requirements are recorded as compensation expense and generally are amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The firm records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.
Earnings per Share
     The firm calculates earnings per share (“EPS”) in accordance with FASB Statement No. 128, “Earnings per Share” (“SFAS 128”). Basic EPS is calculated by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.
     The firm adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”) as of January 1, 2009. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128. FSP EITF 03-06-1 requires firms to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of this pronouncement did not have a material effect in calculating earnings per share.

Provision for Taxes
          The firm accounts for taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes”(“SFAS 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
Market/Credit Risks
          The firm maintains its cash and cash equivalents with financial institutions with high credit ratings. The firm maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and in institutions in which deposits are not insured. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.
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
Derivative Instruments
     The firm accounts for the GHLAC Warrants, which were obtained in connection with its investment in the GHLAC under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and other hedging activities. In accordance with SFAS 133, the firm records the GHLAC Warrants in the condensed consolidated statement of financial condition at estimated fair value, with changes in estimated fair value recorded in merchant banking revenue in the condensed consolidated statement of income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See “Item 2. Market Risk” above for a discussion of market risks.
Item 4. Controls and Procedures
          Under the supervision and with the participation of the firm’s management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of the firm’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the ''Exchange Act’’)). Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Item 1A: Risk Factors
          There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
          Share Repurchases in the First Quarter of 2009:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plan	under the Plans
Period	Repurchased[1]	Paid Per Share	or Programs	or Programs[2]
January 1 — January 31	—	$—	—	$85,000,605
February 1 — February 28	—	—	—	—
March 1 — March 31	—	—	—	—

[1]	Excludes 89,182 shares the Company is deemed to have repurchased at $64.38 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

[2]	Effective January 31, 2009 the Board of Directors’ authorization for the repurchase of up to $100,000,000 in common stock in the open market expired.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          At the 2009 annual meeting of stockholders of the Company held on April 22, 2009, the Company’s stockholders elected seven directors each for a one-year term. The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
Robert F. Greenhill	24,666,763	2,255,009
Scott L. Bok	26,349,603	572,169
Simon A. Borrows	26,349,595	572,177
Robert T. Blakely	26,707,331	224,441
John C. Danforth	26,734,658	187,114
Steven F. Goldstone	26,725,098	196,674
Stephen L. Key	26,725,093	196,679
          The Audit Committee’s retention of Ernst & Young LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009, was ratified by the stockholders by a vote of 26,812,366 for and 109,374 against. There were 29 abstentions.

Item 5. Other Information
          None.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2007).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on May 5, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

Exhibit
Number	Description
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

Exhibit
Number	Description
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).

10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).

10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

Exhibit
Number	Description
10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.34	Form of First Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.39	Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.40	Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.41	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.42	Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.43	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2008).

10.44*	Amended and Restated Equity Incentive Plan.

Exhibit
Number	Description
10.45*	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting.

10.46*	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting.

10.47*	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (non-MDs) — Five Year Ratable Vesting.

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2009

GREENHILL & CO., INC.
By:	/s/ SCOTT L. BOK
	Name:	Scott L. Bok
	Title:	Co-Chief Executive Officer

By:	/s/ SIMON A. BORROWS
	Name:	Simon A. Borrows
	Title:	Co-Chief Executive Officer

By:	/s/ RICHARD J. LIEB
	Name:	Richard J. Lieb
	Title:	Chief Financial Officer

S-1