Form 10-Q
period 2009-06-30
GREENHILL & CO INC
filed 2009-07-28
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of July 24, 2009, there were 28,156,741 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	June 30,
	2009	December 31,
	(unaudited)	2008
Assets
Cash and cash equivalents	$55,048,701	$62,848,655
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million as of June 30, 2009 and December 31, 2008, respectively	25,986,816	26,255,995
Other receivables	5,738,007	4,434,227
Property and equipment, net of accumulated depreciation and amortization of $38.0 million and $35.5 million as of June 30, 2009 and December 31, 2008, respectively	11,634,827	12,074,207
Investments in affiliated merchant banking funds	68,642,271	73,412,898
Other investments	40,159,439	34,951,710
Due from affiliates	1,268,905	455,615
Goodwill	16,948,567	16,133,050
Deferred tax asset	35,712,335	33,996,719
Other assets	663,699	1,216,117

Total assets	$261,803,567	$265,779,193

Liabilities and Equity
Compensation payable	$4,987,550	$19,448,513
Accounts payable and accrued expenses	4,683,178	9,614,649
Bank loan payable	33,375,000	26,500,000
Taxes payable	1,629,860	10,149,231

Total liabilities	44,675,588	65,712,393

Common stock, par value $0.01 per share; 100,000,000 shares authorized, 33,120,076 and 32,830,423 shares issued as of June 30, 2009 and December 31, 2008, respectively; 28,155,943 and 27,981,150 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	331,201	328,304
Restricted stock units	69,886,518	59,525,357
Additional paid-in capital	224,682,364	213,365,812
Exchangeable shares of subsidiary; 257,156 shares issued and 208,418 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	12,442,555	12,442,555
Retained earnings	185,818,041	189,357,441
Accumulated other comprehensive income (loss)	(10,477,878)	(17,408,714)
Treasury stock, at cost, par value $0.01 per share; 4,945,313 and 4,849,273 shares as of June 30, 2009 and December 31, 2008, respectively	(267,086,584)	(259,361,550)

Stockholders’ equity	215,596,217	198,249,205
Noncontrolling interests	1,531,762	1,817,595

Total equity	217,127,979	200,066,800

Total liabilities and equity	$261,803,567	$265,779,193

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Financial advisory fees	$45,511,600	$49,892,910	$110,656,294	$119,342,305
Merchant banking revenue	8,345,598	57,728,641	4,954,843	62,259,456
Interest income	243,538	1,048,124	316,278	2,448,299

Total revenues	54,100,736	108,669,675	115,927,415	184,050,060
Expenses
Employee compensation and benefits	25,215,512	49,838,192	53,655,786	84,513,169
Occupancy and equipment rental	3,022,834	2,770,988	5,572,830	5,385,936
Depreciation and amortization	1,277,820	1,146,535	2,431,581	2,252,356
Information services	1,256,388	1,325,522	2,745,994	3,059,004
Professional fees	1,552,136	1,287,675	2,984,252	2,211,974
Travel related expenses	1,984,481	1,652,221	3,896,168	3,599,115
Interest expense	341,958	911,155	695,604	2,067,341
Other operating expenses	2,301,531	2,715,864	4,402,035	3,907,927

Total expenses	36,952,660	61,648,152	76,384,250	106,996,822
Income before taxes	17,148,076	47,021,523	39,543,165	77,053,238
Provision for taxes	6,854,759	17,727,176	15,531,376	28,596,829

Consolidated net income	10,293,317	29,294,347	24,011,789	48,456,409
Less: Net income (loss) allocated to noncontrolling interests	509	375,975	(179,134)	325,776

Net income allocated to common stockholders	$10,292,808	$28,918,372	$24,190,923	$48,130,633

Average shares outstanding:
Basic	29,508,520	27,848,736	29,495,056	27,903,707
Diluted	29,623,249	27,904,439	29,572,969	27,962,961
Earnings per share:
Basic	$0.35	$1.04	$0.82	$1.72
Diluted	$0.35	$1.04	$0.82	$1.72
Dividends declared and paid per share	$0.45	$0.45	$0.90	$0.90
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Consolidated net income	$10,293,317	$29,294,347	$24,011,789	$48,456,409
Currency translation adjustment, net of tax	8,749,380	384,990	6,930,836	852,360

Comprehensive income	19,042,697	29,679,337	30,942,625	49,308,769
Less: Net income (loss) allocated to noncontrolling interests	509	375,975	(179,134)	325,776

Comprehensive income allocated to common stockholders	$19,042,188	$29,303,362	$31,121,759	$48,982,993

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity

	Six Months
	Ended
	June 30,	Year Ended
	2009	December 31,
	(unaudited)	2008
Common stock, par value $0.01 per share
Common stock, beginning of the year	$328,304	$312,322
Common stock issued	2,897	15,982

Common stock, end of the period	331,201	328,304

Restricted stock units
Restricted stock units, beginning of the year	59,525,357	42,743,802
Restricted stock units recognized	20,292,003	32,196,650
Restricted stock units delivered	(9,930,842)	(15,415,095)

Restricted stock units, end of the period	69,886,518	59,525,357

Additional paid-in capital
Additional paid-in capital, beginning of the year	213,365,812	126,268,395
Common stock issued	10,089,033	85,940,317
Tax benefit from the delivery of restricted stock units	1,227,519	1,157,100

Additional paid-in capital, end of the period	224,682,364	213,365,812

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	12,442,555	15,352,213
Exchangeable shares of subsidiary delivered	—	(2,909,658)

Exchangeable shares of subsidiary, end of the period	12,442,555	12,442,555

Retained earnings
Retained earnings, beginning of the year	189,357,441	190,416,057
Dividends	(27,730,323)	(50,036,686)
Net income allocated to common shareholders	24,190,923	48,978,070

Retained earnings, end of the period	185,818,041	189,357,441

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(17,408,714)	4,727,125
Currency translation adjustment, net	6,930,836	(22,135,839)

Accumulated other comprehensive income (loss), end of the period	(10,477,878)	(17,408,714)

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(259,361,550)	(237,529,448)
Repurchased	(7,725,034)	(21,832,102)

Treasury stock, end of the period	(267,086,584)	(259,361,550)

Total stockholders’ equity	215,596,217	198,249,205

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,817,595	2,253,122
Net loss allocated to noncontrolling interests	(179,134)	(511,670)
Contributions from noncontrolling interests	18,000	318,101
Distributions to noncontrolling interests	(124,699)	(241,958)

Noncontrolling interests, end of period	1,531,762	1,817,595

Total equity	$217,127,979	$200,066,800

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Operating activities:
Consolidated net income	$24,011,789	$48,456,409
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Non-cash items included in net income:
Depreciation and amortization	2,431,581	2,252,356
Net investment losses (gains)	3,999,083	(52,618,053)
Restricted stock units recognized and common stock issued	20,458,261	16,734,815
Deferred taxes	(1,715,616)	—
Changes in operating assets and liabilities:
Financial advisory fees receivable	269,179	2,789,417
Due to (from) affiliates	(813,290)	(418,142)
Other receivables and assets	(711,709)	170,380
Compensation payable	(14,460,963)	(62,025,950)
Accounts payable and accrued expenses	(4,931,471)	(1,709,464)
Taxes payable	(8,519,371)	(8,579,143)

Net cash provided by (used in) operating activities	20,017,473	(54,947,375)

Investing activities:
Purchases of merchant banking investments	(7,635,270)	(13,425,116)
Purchases of investments	(525,000)	(1,212,500)
Proceeds from investments	—	11,232,727
Distributions from investments	7,889,307	3,953,659
Purchases of property and equipment	(1,743,880)	(1,368,889)

Net cash used in investing activities	(2,014,843)	(820,119)

Financing activities:
Proceeds of revolving bank loan	62,875,000	54,600,000
Repayment of revolving bank loan	(56,000,000)	(63,075,000)
Repayment of notes to UK members	—	(1,445,044)
Contributions from noncontrolling interests	18,000	24,744
Distributions to noncontrolling interests	(124,699)	(220,260)
Dividends paid	(27,730,323)	(26,024,156)
Purchase of treasury stock	(7,725,034)	(21,041,463)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	1,227,519	1,215,596

Net cash used in financing activities	(27,459,537)	(55,965,583)
Effect of exchange rate changes on cash and cash equivalents	1,656,953	213,355

Net decrease in cash and cash equivalents	(7,799,954)	(111,519,722)
Cash and cash equivalents, beginning of period	62,848,655	191,670,516

Cash and cash equivalents, end of period	$55,048,701	$80,150,794

Supplemental disclosure of cash flow information:
Cash paid for interest	$663,181	$1,863,805

Cash paid for taxes, net of refunds	$25,764,840	$36,709,943

See accompanying notes to condensed consolidated financial statements (unaudited).

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 — Organization
          Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company acts for clients located throughout the world from offices located in New York, London, Frankfurt, Toronto, Tokyo, Chicago, Dallas, Los Angeles, San Francisco and will open an office in Houston shortly.
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

          On February 21, 2008, the Company completed the initial public offering of units in its subsidiary, GHL Acquisition Corp., a blank check company (“GHLAC”). In the offering, GHLAC sold 40,000,000 units for an aggregate purchase price of $400,000,000. Each unit consists of one share of GHLAC’s common stock and one warrant (the “Founder Warrants”). In addition, the Company purchased private placement warrants for an aggregate purchase price of $8,000,000 (the “GHLAC Private Placement Warrants”, together with the Founder Warrants, the “GHLAC Warrants”). As of June 30, 2009, the Company owns 8,369,563 (17.3%) of the outstanding common stock of GHLAC, 8,369,563 Founder Warrants and 8,000,000 GHLAC Private Placement Warrants. As a result of its public offering, GHLAC is no longer a wholly-owned subsidiary of the Company. See “Note 3 — Investments — Other Investments” and “Note 11 — Subsequent Events”.
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
          The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.1 million for both the three months ended June 30, 2009 and 2008 and $1.5 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.
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
          The Company recognizes revenue on investments in its merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by the merchant banking funds as well as those held by the Company in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments.
          The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors in GCP I and principally all investors except the Company in GCP II, GCP Europe and GSAVP. The profit overrides earned by the Company are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, “Accounting for Management Fees Based on a Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2009, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments” for further discussion of the merchant banking revenues recognized.
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
Financial Advisory Fees Receivables
          Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company reversed bad debt expense previously recorded of $0.3 million during the six months ended June 30, 2009. No bad debt expense was recorded for the six months ended June 30, 2008.
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
Property and Equipment
          Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the life of the assets. Amortization of leasehold improvements is computed by the straight-line method over the lesser of the life of the asset or the term of the lease. Estimated useful lives of the Company’s assets are generally as follows:
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
Cash Equivalents
          The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At June 30, 2009 and December 31, 2008, the carrying value of the Company’s cash equivalents amounted to $43.4 million and $53.3 million respectively, which approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.
          The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and in institutions in which deposits are not insured. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
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
Accounting Developments
          In May 2009, FASB Statement No. 165, “Subsequent Events” (“SFAS 165”) was issued. SFAS 165 provides clarifying guidance for the reporting of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires subsequent events to be categorized as either recognized or non-recognized subsequent events, as well as the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The effective date for SFAS 165 is for interim or annual periods ending after June 15, 2009 and should be applied prospectively. The Company adopted SFAS 165 for the quarter ended June 30, 2009. See “Note 11 – Subsequent Events” for required disclosure.
          In June 2009, FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) was issued. SFAS 167 provides guidance for the consolidation of variable interest entities and responds to concerns about the application of certain key provisions of FIN 46-R. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for annual periods ending after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is not allowed. The Company is currently evaluating the potential impact of adopting SFAS 167 on its condensed consolidated financial statements.
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
          Investment gains or losses from the merchant banking activities are comprised of investment income, realized and unrealized gains from the Company’s investment in the Greenhill Funds, and the consolidated earnings of the general partner in which it has a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings of the general partner which is held by employees and former employees of the Company is recorded as net income (loss) allocated to noncontrolling interests.

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
          The Company’s merchant banking revenue, by source, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, unaudited)
Management fees	$4,490	$4,592	$8,954	$9,641
Net realized and unrealized gains (losses) on investments in merchant banking funds	898	18,093	(6,233)	19,273
Net realized and unrealized merchant banking profit overrides	700	35,700	400	34,600
Other realized and unrealized investment income (loss)	2,258	(656)	1,834	(1,255)

Merchant banking revenue	$8,346	$57,729	$4,955	$62,259

          The carrying value of the Company’s investments in affiliated merchant banking funds are as follows:

	As of
	June 30,	As of
	2009	December 31,
	(unaudited)	2008
	(in thousands)
Investment in GCP I	$5,490	$8,469
Investment in GCP II	47,254	55,852
Investment in GSAVP	3,858	2,730
Investment in GCPE	12,040	6,362

Total investments in affiliated merchant banking funds	$68,642	$73,413

          At June 30, 2009 and December 31, 2008, the investment in GCP I included $0.4 million and $0.5 million, respectively, related to the noncontrolling interests in the managing general partner of GCP I held directly by various employees of the Company. At June 30, 2009 and December 31, 2008, the investment in GCP II included $1.1 million and $1.3 million, respectively, related to the noncontrolling interests in the general partner of GCP II held directly by various employees of the Company. At June 30, 2009 and December 31, 2008, $0.7 million and $0.8 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio and is payable, subject to clawback, at the time the funds realize cash proceeds.
          At June 30, 2009, the Company had unfunded commitments of $48.7 million to the Greenhill Funds. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment date of each fund. The commitments to GCP I expired on March 31, 2007. At June 30, 2009, the Company had unfunded commitments to GCP II of $16.1 million which may be funded through June 2010, unfunded commitments to GSAVP of $5.8 million which may be funded through

September 2011, and unfunded commitments to GCP Europe of approximately $26.8 million which may be funded through December 2012.
          Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of
	June 30,	As of
	2009	December 31,
	(unaudited)	2008
	(in thousands)
Cash	$3,936	$14,736
Portfolio investments	27,697	55,970
Total assets	31,633	70,716
Total liabilities	1,822	2,310
Partners’ capital	29,811	68,406

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, unaudited)
Net realized and unrealized gains on investments	$4,913	$46,039	$4,544	$18,194
Investment income	3	324	22	634
Expenses	(181)	(148)	(328)	(382)

Net income	$4,735	$46,215	$4,238	$18,446

          Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of
	June 30,	As of
	2009	December 31,
	(unaudited)	2008
	(in thousands)
Cash	$9,577	$4,393
Portfolio investments	446,483	528,178
Total assets	458,290	533,123
Total liabilities	962	856
Partners’ capital	457,328	532,267

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments	$(4,257)	$169,420	$(63,656)	$7,621
Investment income	4,045	1,820	4,574	218,345
Expenses	(2,138)	(3,434)	(4,313)	(7,100)

Net income (loss)	$(2,350)	$167,806	$(63,395)	$218,866

Other Investments
          The Company’s other investments are as follows:

	As of
	June 30,	As of
	2009	December 31,
	(unaudited)	2008
	(in thousands)
Barrow Street Capital II, LLC	$3,489	$3,736
Iridium 5% Convertible Note	22,900	22,900
GHLAC Common Stock and GHLAC Warrants	13,770	8,316

Total other investments	$40,159	$34,952

          The Company committed $5.0 million to Barrow Street Capital III, LLC (“Barrow Street III”), a real estate investment fund, of which $0.5 million remains unfunded at June 30, 2009. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments. The Company accounts for this investment under the equity method.
          In October 2008, GCE, a subsidiary of the Company, invested $22.9 million in Iridium Holdings, L.L.C. (“Iridium”). GHLAC has agreed to acquire Iridium subject to stockholder approval, various regulatory approvals and other customary closing conditions. The GCE investment is in the form of a convertible subordinated note (the “Iridium 5% Convertible Note”), which is unsecured, accrues interest at the rate of 5% per annum starting six months after the issuance date and matures on October 24, 2015. The Iridium 5% Convertible Note is convertible, at GCE’s option, into Iridium Class A units (which are convertible into 1,946, 500 shares of common stock of GHLAC) subject to certain conditions. At June 30, 2009, the carrying value of the investment in the Iridium 5% Convertible Note approximates fair value. Interest of $0.2 million was accrued during the six months ended June 30, 2009 on the Iridium 5% Convertible Note.
Fair Value Hierarchy
The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2009

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as
	for	Observable	Unobservable	of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands, unaudited)
Assets
Iridium 5% Convertible Note	$—	$—	$22,900	$22,900
GHLAC Warrants[1]	—	—	13,749	13,749

Total investments	$—	$—	$36,649	$36,649

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in			Balance as
	Active Markets	Significant Other	Significant	of
	for	Observable	Unobservable	December
	Identical Assets	Inputs	Inputs	31,
	(Level 1)	(Level 2)	(Level 3)	2008
	(in thousands, unaudited)
Assets
Iridium 5% Convertible Note	$—	$—	$22,900	$22,900
GHLAC Warrants[1]	—	—	8,295	8,295

Total investments	$—	$—	$31,195	$31,195

Level 3 Gains and Losses
     The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three months ended June 30, 2009.

	Beginning			Purchases,	Net	Ending
	Balance	Realized	Unrealized	Sales, Other	Transfers	Balance
	March 31,	Gains	Gains or	Settlements and	in and/or	June 30,
	2009	or (Losses)	(Losses)	Issuances, net	out of Level 3	2009
	(in thousands, unaudited)

Assets
Iridium 5% Convertible Note	$22,900	$—	$—	$—	$—	$22,900
GHLAC Warrants[1]	7,872	—	5,877	—	—	13,749

Total investments	$30,772	$—	$5,877	$—	$—	$36,649

     The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the six months ended June 30, 2009.

	Beginning			Purchases,	Net	Ending
	Balance	Realized	Unrealized	Sales, Other	Transfers	Balance
	January 1,	Gains	Gains or	Settlements and	in and/or	June 30,
	2009	or (Losses)	(Losses)	Issuances, net	out of Level 3	2009
	(in thousands, unaudited)

Assets
Iridium 5% Convertible Note	$22,900	$—	$—	$—	$—	$22,900
GHLAC Warrants[1]	8,295	—	5,454	—	—	13,749

Total investments	$31,195	$—	$5,454	$—	$—	$36,649

[1]	The GHLAC Warrants consist of the Founder Warrants and the Private Placement Warrants discussed in “Note 1 – Organization”.

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
     The Company has determined the value of the Iridium 5% Convertible Note based upon Iridium’s financial position, liquidity, operating results and the terms of the note and other qualitative and quantitative factors.
Note 4 — Related Parties
     At June 30, 2009 and December 31, 2008, the Company had receivables of $1.3 million and $0.5 million, respectively, due from the Greenhill Funds relating to expense reimbursements, which are included in due from affiliates.
     Included in accounts payable and accrued expenses are $0.3 million at June 30, 2009 and December 31, 2008 in interest payable on the undistributed earnings to the U.K. members of GCI.
Note 5 — Revolving Bank Loan Facility
     The Company has a $90.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs, facilitate the funding of investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed to GCPLLC or GVP in respect of its partnership interests in GCPI and GCPII or GSAVP, respectively. Interest on borrowings is based on the higher of Prime Rate or 4.00% and is payable monthly. The revolving loan facility matures on December 31, 2009. In addition, the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility during the six months ended June 30, 2009 and 2008, was approximately $33.5 million and $73.1 million, respectively. The weighted average interest rates for the six months periods ended June 30, 2009 and 2008 were 4.00% and 4.64%, respectively.
Note 6 — Equity
     As the result of adopting SFAS 160 in January 2009, noncontrolling interest is now included in equity as opposed to a liability or mezzanine equity. The Company has revised prior year presentation, as required, to conform to this new presentation.
     On June 10, 2009, a dividend of $0.45 per share was paid to shareholders of record on May 27, 2009. During the six months ended June 30, 2009 and 2008, dividend equivalents of $2.2 million and $1.7 million, respectively, were paid on the restricted stock units that are expected to vest.
     During the six months ended June 30, 2009, 287,331 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 114,860 shares at an average price of $67.26 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
     During the six months ended June 30, 2008, 263,222 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 93,427 shares at an average price of $64.67 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the six months ended June 30, 2008, the Company repurchased in open market transactions 240,880 shares of its common stock at an average price of $62.27.

Note 7 — Earnings Per Share
     The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income available to common stockholders	$10,293	$28,918	$24,191	$48,131

Denominator for basic EPS — weighted average number of shares	29,509	27,849	29,495	27,904
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	114	56	78	59

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	29,623	27,905	29,573	27,963

Earnings per share:
Basic	$0.35	$1.04	$0.82	$1.72
Diluted	$0.35	$1.04	$0.82	$1.72
Note 8 — Income Taxes
     The Company’s effective rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.
     Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to deferred tax liabilities and as offsets to the tax consequences of future taxable income.
     Deferred taxes for the foreign affiliates are translated in accordance with SFAS 52. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income, net of tax, in the condensed consolidated statement of changes in equity.
     For the periods ended June 30, 2009 and 2008 the Company performed a tax analysis in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109” (“FIN 48”). Based upon such analysis the Company was not required to accrue any liabilities pursuant to FIN 48.
Note 9 — Regulatory Requirements
     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2009, G&Co’s net capital was $8.0 million, which exceeded its requirement by $7.8 million. G&Co’s aggregate indebtedness to net capital ratio was 0.43 to 1 at June 30, 2009. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
     GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of June 30, 2009, each of GCI, GCEI and GCPE was in compliance with its local capital adequacy requirements.

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
     The following provides a breakdown of our aggregate revenues by source for the three and six month periods ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended
	June 30, 2009		June 30, 2008
		% of		% of
	Amount	Total	Amount	Total
	(in millions, unaudited)
Financial advisory fees	$45.5	84%	$49.9	46%
Merchant banking and other revenues	8.6	16%	58.8	54%

Total revenues	$54.1	100%	$108.7	100%

	For the Six Months Ended
	June 30, 2009		June 30, 2008
		% of		% of
	Amount	Total	Amount	Total
	(in millions, unaudited)
Financial advisory fees	$110.7	96%	$119.3	65%
Merchant banking and other revenues	5.2	4%	64.7	35%

Total revenues	$115.9	100%	$184.0	100%
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
Note 11 — Subsequent Events
     Effective upon the completion of the proposed business combination with Iridium, the Company has agreed to forfeit upon the consummation of that business combination the following GHLAC securities: (1) 1,441,176 common shares; (2) 8,369,563 Founder Warrants; and (3) 4,000,000 GHLAC Private Placement Warrants. The acquisition of Iridium by GHLAC remains subject to Federal Communications Commission (“FCC”) approval, as well as GHLAC shareholder approval, which it will seek promptly upon FCC approval.
     On July 22, 2009, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on September 16, 2009 to the common stockholders of record on September 2, 2009.
     The Company has evaluated subsequent events through July 27, 2009, the date as of which the financial statements are being issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “firm” and “us” refer to Greenhill & Co., Inc.
Cautionary Statement Concerning Forward-Looking Statements
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Report on Form 10-K under the caption “Risk Factors” and any updates to such risks discussed in subsequently filed quarterly reports on Form 10-Q.
     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date hereof.
Overview
     Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto, Tokyo, Chicago, Dallas, Los Angeles, San Francisco and will open an office in Houston shortly. Our activities constitute a single business segment with two principal sources of revenue:
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
     Historically, our financial advisory business has accounted for the majority of our revenues, and we expect that to remain so for the near to medium term. However, there may be periods, such as the second quarter of 2008 and the first quarter of 2006, in which the revenues of our merchant banking business outweigh our financial advisory revenues. Since our initial public offering our financial advisory business has generated 84% of total revenues and our merchant banking and other business has generated 16% of our total revenues.
     The main driver of the financial advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. We have recruited and plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. We expect these hires will, over time, add incrementally to our revenue and income growth potential. In 2009 we have announced the recruitment of thirteen Managing Directors who bring us additional sector expertise in Financial Services, Infrastructure, Insurance, Energy, Consumer and Retail, and Gaming and Lodging. We opened an office in Los Angeles in the second quarter and will open a new office in Houston shortly.
     The principal drivers of our merchant banking revenues are management fees paid by the Greenhill funds and realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices. The amount of profit override we recognize will depend upon the underlying fair value of each portfolio company and is subject to volatility based upon the factors mentioned above. Profit overrides are generally calculated as a percentage of profits over a specified threshold earned by such fund on investments of each fund. At June 30, 2009, the net internal rate of return of each of GCP II, GCP Europe and GSAVP was negative. Unless we have significant gains in the portfolio companies in each fund it is not likely in the near-term that we will exceed the profit threshold for each fund and recognize profit override revenue.
     Presently, we have three merchant banking funds which are actively investing and we have assets under management in those funds of $1.3 billion. In addition, in early 2008 we completed a $400.0 million initial public offering of GHL Acquisition Corp. (“GHLAC”), a special purpose acquisition company, in which we invested approximately $8.0 million. In September 2008, GHLAC announced an agreement to acquire Iridium Holdings, LLC (“Iridium”), a leading provider of voice and data mobile satellite services and in October 2008, the firm completed a $22.9 million investment in Iridium. During the second quarter of 2009, GHLAC reached an agreement to reduce by 15% the consideration to be paid in its planned acquisition of Iridium. In conjunction with the agreement to acquire Iridium and the subsequent price reduction, the firm agreed to forfeit a portion of its holdings of GHLAC.
Business Environment
     Economic and global financial market conditions can materially affect our financial performance. See the “Risk Factors” in our Report on Form 10-K filed with the Securities and Exchange Commission and any updates to such risks discussed in subsequently filed quarterly reports on Form 10-Q. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year-to-year and quarter-to-quarter.
     Financial advisory revenues were $45.5 million for the three months ended June 30, 2009 compared to $49.9 million for the three months ended June 30, 2008, which represents a decrease of 9%. Financial advisory revenues were $110.7 million for the six months ended June 30, 2009 compared to $119.3 million for the six months ended June 30, 2008, which represents a decrease of 7%. At the same time, worldwide completed M&A volume decreased by 45%, from $1,979 billion in the first six months of 2008 compared to $1,088 billion in the first six months of 2009.2
     Since July 2007 the financial markets have experienced a sharp contraction in credit availability and global M&A activity. Recent levels of capital markets volatility and an uncertain macroeconomic outlook have further contributed to a volatile and uncertain environment for evaluating many assets, securities and companies, which has created a more difficult environment for M&A activity. There is considerable uncertainty as to how much longer this difficult economic environment may last. Because we earn a majority of our financial advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our financial advisory business has been negatively impacted and may be further impacted by a reduction in M&A activity. We

[2]	Global M&A announced transaction volume for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Source: Thomson Financial as of July 15, 2009.

believe, however, that our simple business model as an independent, unconflicted adviser, in a period of the bankruptcy or merger of many of our larger banking-focused competitors, will create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach.
     The firm earned $8.6 million in merchant banking and other revenues in the second quarter of 2009 compared to $58.8 million in the second quarter of 2008, representing a decrease of 85%. In the second quarter of 2008, we benefited from $53.8 million of unrealized investment gains and profit overrides principally resulting from mark-to-market accounting on two publicly traded energy companies in our merchant banking portfolio. During the third quarter of 2008 the market value of those energy companies declined significantly, largely due to a sharp decline in energy prices, resulting in the reversal of the profit overrides and unrealized investment gains. Excluding such profit overrides and investment gains, our merchant banking and other revenues were relatively comparable for the three months ended June 30, 2009 to the same period in 2008.
     For the six months ended June 30, 2009, we earned $5.2 million in merchant banking and other revenues compared to $64.7 million in the six months ended June 30, 2008, a decrease of 92%. Included in merchant banking revenues for the six months ended June 30, 2008, were investment gains and profit overrides of $53.9 million principally related to the two publicly traded energy companies referred to above. Absent these gains, the firm earned $10.8 million in merchant banking and other revenues in the six months ended June 30, 2008. The decrease in merchant banking and other revenues in the first six months of 2009 compared with the same period in 2008 primarily resulted from a decline in investment earnings from our merchant banking funds, lower interest earned on cash balances and a reduction in management fee revenue from our European fund due to foreign currency translation.
     Adverse changes in general economic conditions, commodity prices, credit and public equity markets could impact negatively the amount of financial advisory and merchant banking revenue realized by the firm.
Results of Operations
Summary
     Our second quarter 2009 revenues of $54.1 million compare with revenues of $108.7 million for the second quarter of 2008, which represents a decrease of $54.6 million or 50%. The decrease in revenue in the second quarter 2008 revenue as compared to the same period in the prior year was primarily attributable to the decline in the carrying value of our merchant banking investments and to a lesser extent a slight decline in financial advisory revenue due to the completion of fewer large transactions.
     On a year-to-date basis, revenue through June 30, 2009 was $115.9 million, compared to $184.0 million for the comparable period in 2008, representing a decrease of $68.1 million, or 37%. The decrease resulted principally from the decline in merchant banking revenues described above. Our second quarter net income of $10.3 million compares with net income of $29.3 million for the second quarter of 2008, which represents a decrease of $19.0 million or 65%. For the six months ended June 30, 2009, net income was $24.0 million, compared to net income of $48.5 million for the comparable period in 2008, which represented a decrease of 51%. The decrease in net income for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was principally attributable to the decline in merchant banking revenues.
     Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of merchant banking gains (or losses) and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.

Revenues By Source
     The following provides a breakdown of our total revenues by source for the three and six month periods ended June 30, 2009 and 2008, respectively:
Revenue by Principal Source of Revenue

	For the Three Months Ended
	June 30, 2009		June 30, 2008
	Amount	% of Total	Amount	% of Total
		(in millions, unaudited)
Financial advisory fees	$45.5	84%	$49.9	46%
Merchant banking and other revenues	8.6	6%	58.8	54%

Total revenues	$54.1	100%	$108.7	100%

	For the Six Months Ended
	June 30, 2009		June 30, 2008
	Amount	% of Total	Amount	% of Total
		(in millions, unaudited)
Financial advisory fees	$110.7	96%	$119.3	65%
Merchant banking and other revenues	5.2	4%	64.7	35%

Total revenues	$115.9	100%	$184.0	100%
Financial Advisory Revenues
     Financial advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $45.5 million in financial advisory revenues in the second quarter of 2009 compared to $49.9 million in the second quarter of 2008, which represents a decrease of 9%. For the six months ended June 30, 2009, advisory revenues were $110.7 million compared to $119.3 million for the comparable period in 2008, representing a decrease of 7%. The decrease in our advisory revenues in the three and six months ended June 30, 2009 as compared to the same periods in the prior year reflected the completion of fewer large transactions in a much slower global M&A market. During the first half of 2009 we generated revenue from one client that approximated 27% of our total financial advisory revenues for the period.
     Completed assignments in the second quarter of 2009 included:
•	the representation of BearingPoint, Inc. on the sale of substantially all of its assets, pursuant to a Section 363 process under Chapter 11;

•	the representation of Chrysler LLC in connection with the Chapter 11 proceedings to effectuate the sale of substantially all of its operating assets and certain liabilities to a newly created entity jointly owned by Fiat S.p.A., the U.S. Treasury and others;

•	the representation of Constar International Inc. in connection with its pre-arranged Chapter 11 proceedings;

•	the representation of The Dow Chemical Company during its negotiations pertaining to the Rohm & Haas settlement resolution;

•	the representation of the Independent Committee of the Board of Directors of EPCOR Power L.P. on the transfer of its GP interest and LP interest from EPCOR Utilities to a newly formed company, Capital Power Corporation; and

•	the representation of Shanks Group plc on its rights issue.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(in millions, unaudited)
Management fees	$4.5	$4.6	$9.0	$9.6
Net realized and unrealized gains (losses) on investments in merchant banking funds	0.9	18.1	(6.3)	19.3
Net realized and unrealized merchant banking profit overrides	0.7	35.7	0.4	34.6
Other realized and unrealized investment (loss) income	2.3	(0.6)	1.8	(1.3)
Interest income	0.2	1.0	0.3	2.5

Total merchant banking and other revenues	$8.6	$58.8	$5.2	$64.7

     The firm earned $8.6 million in merchant banking and other revenues in the second quarter of 2009 compared to $58.8 million in the second quarter of 2008, representing a decrease of 85%. In the second quarter of 2008, we benefited from $53.8 million of unrealized investment gains and profit overrides principally resulting from mark-to-market accounting on two publicly traded energy companies in our merchant banking portfolio. During the third quarter of 2008 the market value of those energy companies declined significantly, largely due to the sharp decline in energy prices, resulting in the reversal of profit overrides and unrealized investment gains. Excluding such profit overrides and investment gains, our merchant banking and other revenues were relatively comparable for the three months ended June 30, 2009 to the same period in 2008.
     In total, during the second quarter of 2009, our merchant banking funds (and the firm) recognized gains from ten (10) of our portfolio companies and recorded losses on seven (7) of our portfolio companies. During the second quarter of 2008, our merchant banking funds (and the firm) recognized gains in respect of four (4) of our portfolio companies and recorded losses in respect of five (5) of our portfolio companies.
     For the first six months of 2009, the firm earned $5.2 million in merchant banking and other revenues compared to $64.7 million in the first six months of 2008, a decrease of 92%. Included in merchant banking revenues for the first six months of 2008 were investment gains and profit overrides of $53.9 principally related to the two publicly traded energy companies referred to above. Absent these gains, the firm earned $10.8 million in merchant banking and other revenues in the six months ended June 30, 2008. The decrease in merchant banking and other revenues in the first six months of 2009 compared with the same period in 2008 primarily resulted from a decline in investment earnings from our merchant banking funds, lower interest earned on cash balances and a reduction in management fee revenue from our European fund due to foreign currency translation.

     On a year-to-date basis in 2009, our merchant banking funds (and the firm) recognized gains in respect of eight (8) of our portfolio companies and recorded losses in respect of ten (10) of our portfolio companies. During the first six months of 2008, our merchant banking funds (and the firm) recognized gains in respect of seven (7) of our portfolio companies and recorded losses in respect of eight (8) of our portfolio companies.
     The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter based upon a number of factors including the length of time the investments have been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. Significant changes in general economic conditions, stock markets and commodity prices, as well as capital events at the portfolio companies such as initial public offerings or private sales of securities, may result in significant movements in the fair value of such investments. Accordingly, any such changes or capital events may have a material effect, positive or negative, on our revenues and results of operations. The frequency and timing of such changes or capital events and their impact on our results are by nature unpredictable and will vary from period to period. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Merchant Banking and Other Revenues”.
     Moreover, the aggregate value of our merchant banking investments may fluctuate depending on the timing of the investment and liquidation events and the life cycles of each of the funds. For example, the commitment period for GCP I expired on March 31, 2007, and the investments in GCP I have been largely sold or otherwise monetized, while the commitments made to GCP II, GCPE and GSAVP are still in the process of being invested (with approximately 82% of the commitments in GCP II, 37% of the commitments in GCPE, and 48% of the commitments in GSAVP having been drawn down as of June 30, 2009). The time elapsed between making and monetization of investments in our merchant banking funds can vary considerably and the fair value of the investments may fluctuate significantly over that time.
     At June 30, 2009, the firm had principal investments of $108.8 million, nearly all of which either were through investments in our four merchant banking funds, in GHLAC and Iridium. Of that amount, 13% of our investments related to the energy sector, 27% to the financial services sector and 60% to other industry sectors (including the telecommunications-related investments in GHLAC and Iridium). We held 95% of our total principal investments in North American companies, with the remainder in European companies. Our investments in companies that have become publicly traded after we first invested in them represented 22% of our total investments.
     In terms of new investment activity during the second quarter of 2009, our funds invested $0.2 million, 8% of which was firm capital. In the second quarter of 2008, our funds invested $14.4 million, 10% of which was firm capital. On a year-to-date basis, our funds invested in $9.5 million, 12% of which was firm capital. In the same period in 2008 our funds invested $28.1 million, 10% of which was firm capital.
     In September 2008, GHLAC announced an agreement to acquire Iridium. During the second quarter of 2009, GHLAC reached an agreement to reduce by 15% the consideration to be paid in its planned acquisition of Iridium. The acquisition of Iridium by GHLAC remains subject to Federal Communications Commission (“FCC”) approval, as well as GHLAC shareholder approval, which GHLAC will seek promptly upon FCC approval. If the acquisition of Iridium is completed upon the agreed terms, we will forfeit approximately 1.4 million common shares of GHLAC, all of the GHLAC Founder Warrants and 4.0 million GHLAC Private Placement Warrants and we will own approximately 8.9 million common shares of GHLAC (assuming the conversion of the Iridium 5% Convertible Note into approximately 1.9 million common shares) and 4.0 million warrants of the combined company. If the acquisition of Iridium is consummated it could provide a significant source of additional merchant banking revenue upon completion and thereafter. However, we can provide no assurances that the transaction will receive stockholder approval and the various regulatory approvals required or that the parties will satisfy the various other closing conditions, nor can we provide assurance that the transaction, if consummated, will be completed on the current terms. In the event that GHLAC is unable to consummate a business combination prior to February 14, 2010 we will write-off the carrying value of our investment in GHLAC, which was $13.8 million as of June 30, 2009. Our investment of $22.9 million in Iridium is in the form of a convertible note which we have the option to convert into units of Iridium upon the later of (i) October 24, 2009 and (ii) the closing or termination of the transaction. The note matures in seven years and bears interest at 5% per annum.
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
     Our operating expenses for the second quarter of 2009 were $37.0 million, compared to $61.6 million of total operating expenses for the second quarter of 2008. This represents a decrease in total operating expenses of $24.6 million or 40%, reflecting principally a decrease in compensation expense as described in more detail below. The pre-tax income margin was 32% in the second quarter of 2009 compared to 43% for the second quarter of 2008.
     For the six months ended June 30, 2009, total operating expenses were $76.4 million, compared to $107.0 million of total operating expenses for the same period in 2008. The decrease of $30.6 million or 29% relates principally to a decrease in compensation expense described in more detail below. The pre-tax income margin for the six months ended June 30, 2009 was 34% compared to 42% for the comparable period in 2008.
     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(in millions, unaudited)
Employee compensation and benefits expense	$25.2	$49.8	$53.7	$84.5
% of revenues	47%	46%	46%	46%
Non-compensation expense	11.7	11.8	22.7	22.5
% of revenues	22%	11%	20%	12%
Total operating expense	37.0	61.6	76.4	107.0
% of revenues	68%	57%	66%	58%
Total income before tax	17.1	47.1	39.5	77.0
Pre-tax income margin	32%	43%	34%	42%
Compensation and Benefits Expenses
     Our employee compensation and benefits expenses in the second quarter of 2009 were $25.2 million, which reflects a 47% ratio of compensation to revenues. This amount compares to $49.8 million for the second quarter of 2008, which reflected a 46% ratio of compensation to revenues. The decrease of $24.6 million or 49% is due to the lower level of revenues in the second quarter of 2009 compared to the same period in the prior year. The increase in the ratio of compensation to revenues in the second quarter of 2009 as compared to the same period in 2008 principally results from greater total base compensation expense related to the large recruitment of Managing Directors during the past year spread over significantly lower revenues.
     For the six months ended June 30, 2009, our employee compensation and benefits expenses were $53.7 million, compared to $84.5 million of compensation and benefits expenses for the same period in the prior year. The decrease of $30.8 million or 36% is due to lower revenues in the first six months of 2009 compared to the same period in the prior year. For the six months ended June 30, 2009 and 2008, the ratio of compensation to revenues remained constant at 46%.
     Our compensation expense is generally based upon revenue and can fluctuate materially in any particular quarter depending upon the amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.
Non-Compensation Expenses
     Our non-compensation expenses include the costs for occupancy and rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation, interest expense and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.
     Our non-compensation expenses were $11.7 million in the second quarter of 2009, compared to $11.8 million in the second quarter of 2008, representing a decrease of 1%. The decrease is principally related to lower interest expense due to lower average borrowings outstanding and lower borrowing rates, partially offset by the incurrence of greater professional fees and higher travel costs and occupancy costs related to an increase in personnel and the addition of new offices.
     For the first six months of 2009, our non-compensation expenses were $22.7 million, compared to $22.5 million in the first six months of 2008, representing an increase of 1%. The increase is principally related to the incurrence of greater professional fees, the absence of foreign currency gains and higher travel costs related to an increase in personnel, partially offset by decreased interest expense due to lower average borrowings outstanding and lower borrowing rates.
     Non-compensation expenses as a percentage of revenues for the three months ended June 30, 2009 were 22% compared to 11% for the same period in the prior year. The increase in non-compensation expenses as a percentage of revenues in the second quarter of 2009 compared to the same period in the prior year reflects a relatively constant amount of expenses spread over significantly lower revenues. Non-compensation expenses as a percentage of revenues in the six months ended June 30, 2009 were 20% compared to 12% for the same period in the prior year. The increase in non-compensation expenses as a percentage of revenues in the six months ended June 30, 2009 compared to the same period in the prior year reflects a relatively constant amount of expenses spread over significantly lower revenues.
     The firm’s non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in quarterly revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, the amount of short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular period may not be indicative of the non-compensation expenses as a percentage of revenue in future periods.
Provision for Income Taxes
     The provision for taxes in the second quarter of 2009 was $6.8 million, which reflects an effective tax rate of 40%. This compares to a provision for taxes in the second quarter of 2008 of $17.7 million which reflects an effective tax rate of 38% for the period. The decrease in the provision for taxes is primarily due to lower pre-tax income offset by a higher effective tax rate due to a greater proportion of our income being earned in higher tax rate jurisdictions during the second quarter of 2009.
     For the six months ended June 30, 2009, the provision for taxes was $15.5 million, which reflects an effective tax rate of 39%. This compares to a provision for taxes for the six months ended June 30, 2008 of $28.6 million, which reflects an effective tax rate of 37% for the period. The decrease in the provision for taxes is primarily due to lower pre-tax income offset by a higher effective tax rate due to a greater proportion of our income being earned in higher tax rate jurisdictions during the six months ended June 30, 2009.
     The effective tax rate can fluctuate as a result of variations in the relative amounts of financial advisory and merchant banking income earned in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.
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
     Because a portion of the compensation we pay to our employees is distributed in annual bonus awards in February of each year, our net cash balance is generally at its lowest level during the first quarter and accumulates throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions where collections may take longer due to court-ordered holdbacks and fees generated through our fund placement advisory services, which are generally paid in installments over a period of two years. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2009, cash bonuses of $18.6 million relating to 2008 compensation were paid to our employees. In addition, we paid $11.6 million in early 2009 related to income taxes owed for the year ended December 31, 2008.
     Since our initial public offering we have used a portion of our cash reserves to repurchase shares of our common stock, pay dividends and make investments in our merchant banking funds. Our commitments to our merchant banking funds may require us to fund capital calls on short notice. On the other hand, distributions from our merchant banking funds are generally made shortly after proceeds are received by the funds. We are unable to predict the timing or magnitude of share repurchases, capital calls or distribution of investment proceeds.
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
     As of June 30, 2009, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP and GCP Europe and other merchant banking activities of $48.7 million. These commitments are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates.
     To provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes we retain a $90.0 million revolving bank loan facility. Borrowings under the facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, as applicable. Interest on borrowings is based on the higher of Prime Rate or 4.00%. The revolving bank loan facility has a term of twelve months and matures on December 31, 2009. We are currently in discussions with the lender to extend the term of our facility. At June 30, 2009, $33.4 million of borrowings were outstanding on the loan facility and we were compliant with all loan covenants.
     During the six months ended June 30, 2009, the Company is deemed to have repurchased 114,860 shares of its common stock at an average price of $67.26 per share as a result of the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
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
Cash Flows
     In the first six months of 2009, our cash and cash equivalents decreased by $7.8 million from December 31, 2008. We generated $20.0 million in operating activities, including $49.2 million from net income after giving effect to the non-cash items and a net decrease in working capital of $29.2 million (principally from the payments of year-end bonuses and taxes). We used $2.0 million in investing activities, including $8.2 million in new investments in our merchant banking funds and other investments and $1.7 million for the build-out of new office space, partially offset by distributions from investments of $7.9 million. We used $27.5 million for financing activities, including, $7.7 million for the repurchase of our common stock and $27.7 million for the payment of dividends partially offset by $6.9 million of net borrowing from our revolving loan facility.
     In the first six months of 2008, our cash and cash equivalents decreased by $111.5 million from December 31, 2007. We used $54.9 million in operating activities, including $14.8 million from net income after giving effect to the non-cash items, offset by a net decrease in working capital of $69.7 million (principally from the payments of year-end bonuses and taxes). We used $0.8 million in investing activities, including $14.6 million for investments in our merchant banking funds and GHL Acquisition Corp. and $1.4 million which was used for equipment purchases and leasehold improvements partially, offset by $4.0 million of distributions received from our merchant banking investments and proceeds of $11.2 million from the sale of investments. We used $56.0 million for financing activities, including $8.5 million for the net repayment of our revolving loan facility, $21.0 million for the repurchase of our common stock, $26.0 million for the payment of dividends and $1.4 million for the repayment of prior undistributed earnings to GCI’s U.K. members.

Market Risk
     We limit our investments to (1) short term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe and other merchant banking funds and GHLAC, Iridium and related investments.
     We maintain our cash and cash equivalents with financial institutions with high credit ratings. We may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and in institutions in which deposits are not insured. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short term cash investments are primarily denominated in U.S. dollars, Canadian dollars, pound sterling and euros, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. To the extent that the cash balances in local currency exceed our short term obligations, we may hedge our foreign currency exposure.
     With regard to our principal investments (including, to the extent applicable, our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at June 30, 2009, the market prices of all public securities were 10% lower, the impact on our operations would be a decrease in revenues of $1.2 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.
     In addition, the reported amounts of our revenues may be affected principally by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which collectively 27% of our revenues for the six months ended June 30, 2009 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. Because of the strengthening in value of the dollar relative to the pound sterling and euro since the first six months of 2008, on a weighted average basis, our earnings in the first six months of 2009 were lower than they would have been in the first six months of 2008 had the value of the dollar relative to those other currencies remained constant. However, we do not believe we face any material risk in this respect.
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
Noncontrolling Interests
     The firm adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) as of January 1, 2009. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity), present income allocated to both noncontrolling interests and common stockholders and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The firm has revised its prior period presentation, as required, to conform to this new pronouncement.
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
     We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by the merchant banking funds as well as those held by us in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments.
          We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the firm in GCP II, GCP Europe and GSAVP. The profit overrides earned by the firm are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, “Accounting for Management Fees Based on a Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96 the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2009, we have not reserved for any clawback obligations under applicable fund agreements.
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
Cash Equivalents
     The firm considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At June 30, 2009 and December 31, 2008, the carrying value of the firm’s cash equivalents approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.
     The firm maintains its cash and cash equivalents with financial institutions with high credit ratings. The firm maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and in institutions in which deposits are not insured. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
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
Accounting Developments
     In May 2009, FASB Statement No. 165, “Subsequent Events” (“SFAS 165”) was issued. SFAS 165 provides clarifying guidance for the reporting of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires subsequent events to be categorized as either recognized or non-recognized subsequent events, as well as the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The effective date for SFAS 165 is for interim or annual periods ending after June 15, 2009 and should be applied prospectively. The firm adopted SFAS 165 for the quarter ended June 30, 2009.
     In June 2009, FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) was issued. SFAS 167 provides guidance for the consolidation of variable interest entities and responds to concerns about the application of certain key provisions of FIN 46-R. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for annual periods ending after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is not allowed. The firm is currently evaluating the potential impact of adopting SFAS 167 on its condensed consolidated financial statements.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
          None. This excludes 25,678 shares the Company is deemed to have repurchased during the three months ended June 30, 2009 at $77.24 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
          At the 2009 annual meeting of stockholders of the Company held on April 22, 2009, the Company’s stockholders elected seven directors each for a one-year term. The tabulation of votes with respect to each nominee for office was as follows:

Nominee	For	Withheld
Robert F. Greenhill	24,666,763	2,255,009
Scott L. Bok	26,349,603	572,169
Simon A. Borrows	26,349,595	572,177
John C. Danforth	26,734,658	187,114
Steven F. Goldstone	26,725,098	196,674
Stephen L. Key	26,725,093	196,679
Robert T. Blakely	26,707,331	224,441
          The Audit Committee’s designation of Ernst & Young LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009, was ratified by the stockholders by a vote of 26,812,366 for and 109,374 against. There were 29 abstentions.
Item 5. Other Information
          None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2007).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on May 5, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

Exhibit
Number	Description
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

Exhibit
Number	Description
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).

10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).

10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

Exhibit
Number	Description
10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.34	Form of First Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.39	Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.40	Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.41	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.42	Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.43	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2008).

10.44	Amended and Restated Equity Incentive Plan.

Exhibit
Number	Description
10.45	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting.

10.46	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting.

10.47	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (non-MDs) — Five Year Ratable Vesting.

10.48*	Lease between 300 Park Avenue, Inc. and Greenhill & Co., Inc. dated June 17, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 22, 2009).

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 27, 2009

GREENHILL & CO., INC.
By:	/s/ SCOTT L. BOK
	Name:	Scott L. Bok
	Title:	Co-Chief Executive Officer

By:	/s/ SIMON A. BORROWS
	Name:	Simon A. Borrows
	Title:	Co-Chief Executive Officer

By:	/s/ RICHARD J. LIEB
	Name:	Richard J. Lieb
	Title:	Chief Financial Officer

S-1