Form 10-Q
period 2009-09-30
GREENHILL & CO INC
filed 2009-10-30
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of October 28, 2009, there were 28,231,426 shares of the registrant’s common stock outstanding.

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

Part I — Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	September 30,
	2009
	(unaudited)	December 31, 2008
Assets
Cash and cash equivalents	$58,581,450	$62,848,655
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million as of September 30, 2009 and December 31, 2008, respectively	18,524,497	26,255,995
Other receivables	4,533,831	4,434,227
Property and equipment, net of accumulated depreciation and amortization of $39.1 million and $35.5 million as of September 30, 2009 and December 31, 2008, respectively	11,783,794	12,074,207
Investments in affiliated merchant banking funds	72,885,643	73,412,898
Other investments	105,661,747	34,951,710
Due from affiliates	214,206	455,615
Goodwill	18,418,073	16,133,050
Deferred tax asset	37,862,756	33,996,719
Other assets	692,601	1,216,117

Total assets	$329,158,598	$265,779,193

Liabilities and Equity
Compensation payable	$27,822,716	$19,448,513
Accounts payable and accrued expenses	8,229,659	9,614,649
Bank loan payable	33,600,000	26,500,000
Taxes payable	15,405,661	10,149,231

Total liabilities	85,058,036	65,712,393

Common stock, par value $0.01 per share; 100,000,000 shares authorized, 33,209,828 and 32,830,423 shares issued as of September 30, 2009 and December 31, 2008, respectively; 28,230,847 and 27,981,150 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	332,098	328,304
Restricted stock units	78,447,709	59,525,357
Additional paid-in capital	230,195,469	213,365,812
Exchangeable shares of subsidiary; 257,156 shares issued and 154,774 shares outstanding as of September 30, 2009, and 257,156 shares issued and 208,418 shares outstanding as of December 31, 2008	9,240,008	12,442,555
Retained earnings	201,931,396	189,357,441
Accumulated other comprehensive income (loss)	(9,392,881)	(17,408,714)
Treasury stock, at cost, par value $0.01 per share; 4,978,981 and 4,849,273 shares as of September 30, 2009 and December 31, 2008, respectively	(268,250,489)	(259,361,550)

Stockholders’ equity	242,503,310	198,249,205
Noncontrolling interests	1,597,252	1,817,595

Total equity	244,100,562	200,066,800

Total liabilities and equity	$329,158,598	$265,779,193

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Financial advisory fees	$42,372,024	$37,004,234	$153,028,318	$156,346,539
Merchant banking and other revenues	73,891,141	(52,784,104)	78,845,984	9,475,352
Interest income	19,366	842,371	335,644	3,290,670

Total revenues	116,282,531	(14,937,499)	232,209,946	169,112,561
Expenses
Employee compensation and benefits	53,160,789	(6,645,647)	106,816,575	77,867,522
Occupancy and equipment rental	2,749,011	2,548,104	8,321,841	7,934,040
Depreciation and amortization	906,538	1,174,515	3,338,119	3,426,871
Information services	1,635,444	1,465,913	4,381,438	4,524,917
Professional fees	1,688,432	959,870	4,672,684	3,171,844
Travel related expenses	1,726,584	2,006,562	5,622,752	5,605,677
Interest expense	291,300	858,149	986,904	2,925,490
Other operating expenses	2,761,412	1,582,924	7,163,447	5,490,851

Total expenses	64,919,510	3,950,390	141,303,760	110,947,212
Income before taxes	51,363,021	(18,887,889)	90,906,186	58,165,349
Provision benefit (loss) for taxes	21,253,312	(6,708,991)	36,784,688	21,887,838

Consolidated net income (loss)	30,109,709	(12,178,898)	54,121,498	36,277,511
Less: Net income (loss) allocated to noncontrolling interests	65,490	(490,443)	(113,644)	(164,667)

Net income (loss) allocated to common stockholders	$30,044,219	$(11,688,455)	$54,235,142	$36,442,178

Average shares outstanding:
Basic	29,662,743	27,893,391	29,589,471	27,944,588
Diluted	29,788,164	27,893,391	29,673,149	28,001,482
Earnings (loss) per share:
Basic	$1.01	$(0.42)	$1.83	$1.30
Diluted	$1.01	$(0.42)	$1.83	$1.30
Dividends declared and paid per share	$0.45	$0.45	$1.35	$1.35
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Consolidated net income (loss)	$30,109,709	$(12,178,898)	$54,121,498	$36,277,511
Currency translation adjustment, net of tax	1,084,997	(10,216,306)	8,015,833	(9,363,946)

Comprehensive income (loss)	31,194,706	(22,395,204)	62,137,331	26,913,565

Less: Net income (loss) allocated to noncontrolling interests	65,490	(490,443)	(113,644)	(164,667)

Comprehensive income (loss) allocated to common stockholders	$31,129,216	$(21,904,761)	$62,250,975	$27,078,232

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity

	Nine Months Ended
	September 30,	Year Ended
	2009	December 31,
	(unaudited)	2008
Common stock, par value $0.01 per share
Common stock, beginning of the year	$328,304	$312,322
Common stock issued	3,794	15,982

Common stock, end of the period	332,098	328,304

Restricted stock units
Restricted stock units, beginning of the year	59,525,357	42,743,802
Restricted stock units recognized	30,792,004	32,196,650
Restricted stock units delivered	(11,869,652)	(15,415,095)

Restricted stock units, end of the period	78,447,709	59,525,357

Additional paid-in capital
Additional paid-in capital, beginning of the year	213,365,812	126,268,395
Common stock issued	15,287,116	85,940,317
Tax benefit from the delivery of restricted stock units	1,542,541	1,157,100

Additional paid-in capital, end of the period	230,195,469	213,365,812

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	12,442,555	15,352,213
Exchangeable shares of subsidiary delivered	(3,202,547)	(2,909,658)

Exchangeable shares of subsidiary, end of the period	9,240,008	12,442,555

Retained earnings
Retained earnings, beginning of the year	189,357,441	190,416,057
Dividends	(41,661,187)	(50,036,686)
Net income allocated to common shareholders	54,235,142	48,978,070

Retained earnings, end of the period	201,931,396	189,357,441

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(17,408,714)	4,727,125
Currency translation adjustment, net of tax	8,015,833	(22,135,839)

Accumulated other comprehensive income (loss), end of the period	(9,392,881)	(17,408,714)

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(259,361,550)	(237,529,448)
Repurchased	(8,888,939)	(21,832,102)

Treasury stock, end of the period	(268,250,489)	(259,361,550)

Total stockholders’ equity	242,503,310	198,249,205

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,817,595	2,253,128
Net loss allocated to noncontrolling interests	(113,644)	(511,670)
Contributions from noncontrolling interests	18,000	318,095
Distributions to noncontrolling interests	(124,699)	(241,958)

Noncontrolling interests, end of period	1,597,252	1,817,595

Total equity	$244,100,562	$200,066,800

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Consolidated net income	$54,121,498	$36,277,511
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Non-cash items included in net income:
Depreciation and amortization	3,338,119	3,426,871
Net investment losses (gains)	(65,692,917)	5,224,244
Restricted stock units recognized and common stock issued	31,015,885	24,232,717
Deferred taxes	(3,866,037)	—
Changes in operating assets and liabilities:
Financial advisory fees receivable	7,731,498	10,248,884
Due to (from) affiliates	241,409	(1,155,195)
Other receivables and assets	463,564	95,309
Compensation payable	8,374,203	(91,930,489)
Accounts payable and accrued expenses	(1,384,990)	3,416,688
Taxes payable	5,256,430	(24,691,118)

Net cash provided by (used in) operating activities	39,598,662	(34,854,578)

Investing activities:
Purchases of merchant banking investments	(6,070,014)	(31,111,269)
Purchases of investments	(525,000)	(9,512,500)
Proceeds from investments	—	11,232,727
Distributions from investments	5,505,613	17,699,255
Purchases of property and equipment	(2,832,234)	(2,103,510)

Net cash used in investing activities	(3,921,635)	(13,795,297)

Financing activities:
Proceeds of revolving bank loan	85,875,000	83,125,000
Repayment of revolving bank loan	(78,775,000)	(88,375,000)
Repayment of notes to UK members	—	(1,445,044)
Contributions from noncontrolling interests	18,000	318,095
Distributions to noncontrolling interests	(124,699)	(241,958)
Dividends paid	(41,661,187)	(39,001,130)
Purchase of treasury stock	(8,888,939)	(21,604,128)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	1,542,541	1,272,133

Net cash used in financing activities	(42,014,284)	(65,952,032)
Effect of exchange rate changes on cash and cash equivalents	2,070,052	(6,811,378)

Net decrease in cash and cash equivalents	(4,267,205)	(121,413,285)
Cash and cash equivalents, beginning of period	62,848,655	191,670,516

Cash and cash equivalents, end of period	$58,581,450	$70,257,231

Supplemental disclosure of cash flow information:
Cash paid for interest	$948,103	$2,627,779

Cash paid for taxes, net of refunds	$35,368,762	$44,619,909

See accompanying notes to condensed consolidated financial statements (unaudited).

Note 1 — Organization
     Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the ''Company’’), is an independent investment banking firm. The Company acts for clients located throughout the world from offices located in New York, London, Frankfurt, Toronto, Tokyo, Chicago, Dallas, Houston, Los Angeles, and San Francisco.
     The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructurings, and fund placement advisory; and
•	Merchant banking, which includes the management of outside capital invested in the Company’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (''GCP I’’), Greenhill Capital Partners II (''GCP II’’), Greenhill Capital Partners Europe (''GCP Europe’’), and Greenhill SAV Partners (''GSAVP’’ together with GCP I, GCP II and GCP Europe, the ''Greenhill Funds’’), and the Company’s principal investments in the Greenhill Funds, Iridium Communications Inc., other merchant banking funds and other investments.
     The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (''G&Co’’), Greenhill Capital Partners, LLC (''GCPLLC’’), Greenhill Venture Partners, LLC (''GVP’’), Greenhill Aviation Co., LLC (''GAC’’), Greenhill & Co. Europe Holdings Limited (''GCE’’), and Greenhill & Co. Holding Canada Ltd (''GCH’’) and Greenhill & Co. Japan Ltd. (“GCJ”).
     G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the Financial Industry Regulation Authority. G&Co is engaged in the investment banking business principally in North America.
     GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (''GCI’’), Greenhill & Co Europe LLP (''GCEI’’) and Greenhill Capital Partners Europe LLP (''GCPE’’), through its controlling membership interests. GCI and GCEI are engaged in investment banking activities, principally in Europe, and are subject to regulation by the U.K. Financial Services Authority (''FSA’’). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, the Company’s UK-based private equity fund that invests in a diversified portfolio of private equity and equity related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The majority of the investors in GCP Europe are third parties; however, the Company and its employees have also made investments in GCP Europe.
     The Company, through Greenhill & Co. Canada Ltd., a wholly-owned Canadian subsidiary of GCH, engages in investment banking activities in Canada.
     GCPLLC is an investment adviser, registered under the Investment Advisers Act of 1940 (''IAA’’). GCPLLC provides investment advisory services to GCP I and GCP II, our U.S. based private equity funds that invest in a diversified portfolio of private equity and equity related investments. The majority of the investors in GCP I and GCP II are third parties; however, the Company and its employees have also made investments in GCP I and GCP II.
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

     The Company owns an interest in Iridium Communications Inc. (“Iridium”), formerly GHL Acquisition Corp., a blank check company (“GHLAC’’).
     See “Note 3 — Investments — Other Investments” and “Note 11 — Subsequent Events”.
Note 2 — Summary of Significant Accounting Policies
Basis of Financial Information
     These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in the financial statements and these footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior period information to conform to current period presentation.
     The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest, including GCI, GCEI and GCPE, after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represent an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority of unaffiliated third-party investors.
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
Noncontrolling Interests
     Effective January 1, 2009, the Company recorded the noncontrolling interests of other consolidated entities as equity (as opposed to as a liability or mezzanine equity) in the condensed consolidated statements of financial condition. Additionally, the condensed consolidated statements of operations separately present income allocated to both noncontrolling interests and common stockholders. The Company has revised its prior period presentation, as required, to conform to this new presentation.
     The portion of the consolidated interests in the general partners of our merchant banking funds, which are held directly by employees of the Company, are represented as noncontrolling interests in equity.
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

     The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.2 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively and $2.7 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.
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
     The Company recognizes revenue on investments in its merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds and certain other investments are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments.
     The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors in GCP I and principally all investors except the Company in GCP II, GCP Europe and GSAVP. The profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the guidance for accounting for formula based fees the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as ''clawbacks’’). We would be required to establish a reserve for potential clawbacks if we were to determine the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2009, the Company has not reserved for any clawback obligations under applicable fund agreements. See ''Note 3 — Investments’’ for further discussion of the merchant banking revenues recognized.
Investments
     The Company’s investments in merchant banking funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments, taking into consideration the Company’s influence or control of the investee, are recorded under the equity method of accounting based upon the Company’s proportionate share of the investee’s net assets, or at estimated fair value.

Financial Advisory Fees Receivables
     Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company released its bad debt expense previously recorded of $0.3 million during the nine months ended September 30, 2009. No bad debt expense was recorded for the nine months ended September 30, 2008.
Restricted Stock Units
     The Company accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and generally amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The Company records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.
Earnings per Share
     The Company calculates basic earnings per share (''EPS’’) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.
     Effective on January 1, 2009, the Company adopted the accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. Under that guidance the Company evaluated whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating EPS. Additionally, the two-class method requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The adoption of this pronouncement did not have a material effect in calculating earnings per share.
Foreign Currency Translation
     Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income (loss) in the condensed consolidated statement of changes in stockholders’ equity. Foreign currency transaction gains and losses are included in the condensed consolidated statement of operations.
Goodwill
     Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. The Company tests its goodwill for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating business is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Goodwill is translated at the rate of exchange prevailing at the end of the periods.
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
     The Company accounts for taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Income Taxes (Topic 740),” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
Cash Equivalents
     The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At September 30, 2009 and December 31, 2008, the carrying value of the Company’s cash equivalents amounted to $41.2 million and $53.3 million respectively, which approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.
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
Financial Instruments and Fair Value
     The Company adopted the provisions of FASB ASC, “Fair Value Measurements and Disclosures (Topic 820)”, as of January 1, 2008. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:
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
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to FASB ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
Derivative Instruments
     The Company accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance the Company records warrants at estimated fair value in the condensed consolidated statement of financial condition with changes in estimated fair value during the period recorded in merchant banking revenue in the condensed consolidated statement of operations.

Accounting Developments
     In May 2009, the FASB issued a new standard that provides guidance on management’s assessment of subsequent events. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See “Note 11 — Subsequent Events” for required disclosure.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its condensed consolidated financial statements.
     In June 2009, the FASB issued ASU No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the condensed consolidated financial statements.
     In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This Accounting Standards Update amends Subtopic 820-10, “Fair Value Measurements and Disclosures” and provides guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The Company is currently assessing the impact of the guidance on its condensed consolidated financial statements.
     In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact of the guidance on its condensed consolidated financial statements.
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
     The Company’s merchant banking and other revenues, by source, is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, unaudited)
Management fees	$4,199	$5,058	$13,153	$14,700
Net realized and unrealized gains (losses) on investments in merchant banking funds	4,477	(21,804)	(1,756)	(2,531)
Net realized and unrealized merchant banking profit overrides	(700)	(35,500)	(300)	(900)
Other realized and unrealized investment income (loss)	65,915	(538)	67,749	(1,793)

Merchant banking and other revenues	$73,891	$(52,784)	$78,846	$9,476

     Other realized and unrealized investment income (loss) for the three and nine months ended September 30, 2009 includes an unrealized investment gain on Iridium of approximately $66.0 million and $69.0 million, respectively.
     The carrying value of the Company’s investments in affiliated merchant banking funds are as follows:

	As of
	September 30,	As of
	2009	December 31,
	(unaudited)	2008
	(in thousands)
Investment in GCP I	$4,808	$8,469
Investment in GCP II	51,842	55,852
Investment in GSAVP	3,517	2,730
Investment in GCPE	12,719	6,362

Total investments in affiliated merchant banking funds	$72,886	$73,413

     At September 30, 2009 and December 31, 2008, the investment in GCP I included $0.4 million and $0.5 million, respectively, related to the noncontrolling interests in the managing general partner of GCP I held directly by various employees of the Company. At September 30, 2009 and December 31, 2008, the investment in GCP II included $1.2 million and $1.3 million, respectively, related to the noncontrolling interests in the general partner of GCP II held directly by various employees of the Company. At September 30, 2009 and December 31, 2008, $0.7 million and $0.8 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio and is payable, subject to clawback, at the time the funds realize cash proceeds.
     At September 30, 2009, the Company had unfunded commitments of $47.1 million to the Greenhill Funds. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment date of each fund. The commitments to GCP I expired on March 31, 2007. At September 30, 2009, the Company had unfunded commitments to GCP II of $16.1 million which may be funded through June 2010, unfunded commitments to GSAVP of $5.8 million which may be funded through September 2011, and unfunded commitments to GCP Europe of approximately $25.2 million which may be funded through December 2012.

Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of
	September 30,	As of
	2009	December 31,
	(unaudited)	2008
	(in thousands)
Cash	$4,851	$14,736
Portfolio investments	26,484	55,970
Total assets	31,336	70,716
Total liabilities	461	2,310
Partners’ capital	30,875	68,406

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(in thousands, unaudited)
Net realized and unrealized gains on investments	$323	$(48,242)	$4,868	$(30,049)
Investment income	1	86	22	721
Expenses	(103)	(125)	(431)	(508)

Net income (loss)	$221	$(48,281)	$4,459	$(29,836)

Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of
	September 30,	As of
	2009	December 31,
	(unaudited)	2008
	(in thousands)
Cash	$5,247	$4,393
Portfolio investments	490,734	528,178
Total assets	499,662	533,123
Total liabilities	471	856
Partners’ capital	499,191	532,267

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments	$44,251	$(198,122)	$(19,405)	$12,303
Investment income	688	4,682	5,262	20,223
Expenses	(3,076)	(3,230)	(7,389)	(10,330)

Net income (loss)	$41,863	$(196,670)	$(21,532)	$22,196

Other Investments
     The Company has other principal investments including investments in Iridium, other merchant banking funds and other investment vehicles. The Company’s other investments are as follows:

	As of
	September 30,	As of
	2009	December 31,
	(unaudited)	2008
	(in thousands)
Iridium Common Stock (formerly GHLAC Common Stock)	$71,148	$21
Iridium $11.50 Warrants	11,135	—
GHLAC Warrants	—	8,295
Iridium 5% Convertible Note	20,429	22,900
Barrow Street Capital III, LLC	2,950	3,736

Total other investments	$105,662	$34,952

     In February 2008 the Company completed the initial public offering of units in its subsidiary, GHLAC. Each unit consisted of one share of GHLAC’s common stock (“GHLAC Common Stock”) and one warrant (the “Founder Warrants”). At the time of the public offering the Company purchased private placement warrants for a purchase price of $8,000,000 (the “GHLAC Private Placement Warrants”, together with the Founder Warrants, the ''GHLAC Warrants’’). In October 2008 GCE invested $22.9 million in Iridium Holdings LLC in the form of a convertible subordinated note (the “Iridium 5% Convertible Note”), which is unsecured, accrues interest at the rate of 5% per annum starting six months after the date of issuance and matures on October 24, 2015. The Iridium 5% Convertible Note is convertible at the Company’s option, into Class A units of Iridium Holdings LLC. In September 2009 GHLAC completed its acquisition of Iridium Holdings LLC. The combined company was renamed Iridium Communications Inc.
     Prior to the completion of the acquisition of Iridium by GHLAC, the Company’s fully diluted ownership in GHLAC was approximately 17%. Effective upon the closing of the acquisition of Iridium by GHLAC, the Company agreed to (1) forfeit 1,441,176 GHLAC common shares, (2) forfeit 8,369,563 Founder Warrants, (3) forfeit 4,000,000 GHLAC Private Placement Warrants, and (4) exchange 4,000,000 GHLAC Private Placement Warrants for restructured warrants with a strike price of $11.50 and an expiration date of February 15, 2015. Upon completion of the acquisition of Iridium by GHLAC, the Company’s fully diluted ownership in Iridium is approximately 12%.
     At September 30, 2009 the Company owned 6,928,387 common shares of Iridium (“Iridium Common Stock”) and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”). In addition, the Company held the Iridium 5% Convertible Note, which was convertible into 1,946,471 common shares of Iridium plus accrued interest. Both the Iridium Common Stock and the Iridium $11.50 Warrants are restricted from sale for one year from the acquisition date of Iridium Holdings LLC (or six months in the case of a registered offering).
     At September 30, 2009, the carrying value of the investment in Iridium Common Stock (NASDAQ: IRDM) was valued at its closing quoted market price discounted for legal and contractual restrictions on the sale of securities held by the Company. Prior to the acquisition of Iridium, the value of GHLAC Common Stock was accounted for under the equity method.
     The Company has used an internally developed model to value the Iridium $11.50 Warrants and the GHLAC Warrants, which takes into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (1) the terms of the warrants, including exercise price, exercisability threshold (where applicable) and expiration date; (2) externally observable factors including yields on U.S. Treasury obligations and various equity volatility measures, including historical volatility of broad market indices; and (3) for purposes of the GHLAC Warrants internal estimates, including the Company’s weighted average cost of capital and the probability of a GHLAC acquisition closing.
     At September 30, 2009 the value of the Iridium 5% Convertible Note was determined based upon its conversion value into Iridium Common Stock discounted for legal and contractual restrictions on sale. Prior to the acquisition of Iridium Holdings LLC, the Company determined the value of the Iridium 5% Convertible Note based upon Iridium’s financial position, liquidity, operating results and the terms of the note and other qualitative and quantitative factors.
     The Company committed $5.0 million to Barrow Street Capital III, LLC (''Barrow Street III’’), a real estate investment fund, of which $0.5 million remains unfunded at September 30, 2009. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.
Fair Value Hierarchy
     The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of September 30, 2009

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as of
	for	Observable	Unobservable	September
	Identical Assets	Inputs	Inputs	30,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands, unaudited)
Assets
Iridium Common Stock	$—	$71,148	$—	$71,148
Iridium $11.50 Warrants	—	—	11,135	11,135
Iridium 5% Convertible Note	—	—	20,429	20,429

Total investments	$—	$71,148	$31,564	$102,712

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for	Observable	Unobservable	Balance as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
		(in thousands, unaudited)
Assets
Iridium 5% Convertible Note	$—	$—	$22,900	$22,900
GHLAC Warrants[1]	—	—	8,295	8,295

Total investments	$—	$—	$31,195	$31,195

Level 3 Gains and Losses
     The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three months ended September 30, 2009 and 2008, respectively.

				Purchases,
				Sales, Other
	Beginning			Settlements	Net	Ending
	Balance	Realized	Unrealized	and	Transfers	Balance
	July 1,	Gains	Gains or	Issuances,	in and/or	September 30,
	2009	or (Losses)	(Losses)	net	out of Level 3	2009
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$—	$—	$—	$11,135	$—	$11,135
Iridium 5% Convertible Note	22,900	—	(2,471)	—	—	20,429
GHLAC Warrants[1]	13,749	—	—	(13,749)	—	—

Total investments	$36,649	$—	$(2,471)	$(2,614)	$—	$31,564

				Purchases,
				Sales, Other
	Beginning			Settlements	Net	Ending
	Balance	Realized	Unrealized	and	Transfers	Balance
	July 1,	Gains	Gains or	Issuances,	in and/or	September 30,
	2008	or (Losses)	(Losses)	net	out of Level 3	2008
			(in thousands, unaudited)
Assets
GHLAC Warrants[1]	$9,389	$—	$(538)	$—	$—	$8,851

Total investments	$9,389	$—	$(538)	$—	$—	$8,851

[1]	The GHLAC Warrants consist of the Founder Warrants and the GHLAC Private Placement Warrants.

     The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the nine months ended September 30, 2009 and 2008, respectively.

				Purchases,
				Sales, Other
	Beginning			Settlements	Net	Ending
	Balance	Realized	Unrealized	and	Transfers	Balance
	January 1,	Gains	Gains or	Issuances,	in and/or	September 30,
	2009	or (Losses)	(Losses)	net	out of Level 3	2009
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$—	$—	$—	$11,135	$—	$11,135
Iridium 5% Convertible Note	22,900	—	(2,471)	—	—	20,429
GHLAC Warrants[1]	8,295	—	5,454	(13,749)	—	—

Total investments	$31,195	$—	$2,983	$(2,614)	$—	$31,564

				Purchases,
				Sales, Other
	Beginning			Settlements	Net	Ending
	Balance	Realized	Unrealized	and	Transfers	Balance
	January 1,	Gains	Gains or	Issuances,	in and/or	September 30,
	2008	or (Losses)	(Losses)	net	out of Level 3	2008
	(in thousands, unaudited)
Assets
Tammac Holdings Corp.	$2,000	$—	$(2,000)	$—	$—	$—
GHLAC Warrants[1]	—	—	826	8,025	—	8,851

Total investments	$2,000	$—	$(1,174)	$8,025	$—	$8,851

     The reduction in the fair value of the GHLAC Warrants included within the level 3 hierarchy and the subsequent addition of the Iridium $11.50 Warrants, resulted from the Company’s forfeiture of 8,369,563 Founder Warrants and 4,000,00 GHLAC Private Placement Warrants, and the exchange of 4,000,000 GHLAC Private Placement Warrants for the Iridium $11.50 Warrants.
     The investment in Tammac Holdings Corp was in the form of a note, with an 8% interest rate and a maturity date of November 2009. Tammac Holdings Corp was a GCP I portfolio company. During the second quarter of 2008, the Company wrote down the value of its investment in Tammac Holdings Corp and recorded an unrealized loss of $2.0 million.
Note 4 — Related Parties
     At September 30, 2009 and December 31, 2008, the Company had receivables of $0.2 million and $0.5 million, respectively, due from the Greenhill Funds relating to expense reimbursements, which are included in due from affiliates.
     Included in accounts payable and accrued expenses are $0.3 million at September 30, 2009 and December 31, 2008 in interest payable on the undistributed earnings to the U.K. members of GCI.
Note 5 — Revolving Bank Loan Facility
     The Company has a $90.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs, facilitate the funding of investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed to GCPLLC or GVP in respect of its partnership interests in GCPI and GCPII or GSAVP, respectively. Interest on borrowings is based on the higher of Prime Rate or 4.00% and is payable monthly. The revolving loan facility matures on December 31, 2009. In addition, the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility during the nine months ended September 30, 2009 and 2008 was approximately $31.8 million and

$75.2 million, respectively. The weighted average interest rates for the nine months periods ended September 30, 2009 and 2008 were 4.00% and 4.39%, respectively.
Note 6 —Equity
     Beginning January 2009, noncontrolling interests are included in equity as opposed to a liability or mezzanine equity. The Company has revised prior year presentation, as required, to conform to this new presentation.
     On September 16, 2009, a dividend of $0.45 per share was paid to shareholders of record on September 2, 2009. During the nine months ended September 30, 2009 and 2008, dividend equivalents of $3.4 million and $2.6 million, respectively, were paid on the restricted stock units that are expected to vest.
     During the nine months ended September 30, 2009, 322,641 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 129,708 shares at an average price of $68.53 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
     During the nine months ended September 30, 2008, 284,768 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 102,492 shares at an average price of $64.44 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2008, the Company repurchased in open market transactions 240,880 shares of its common stock at an average price of $62.27.
Note 7 — Earnings Per Share
     The computations of basic and diluted EPS are set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss) allocated to common stockholders	$30,044	$(11,688)	$54,235	$36,442

Denominator for basic EPS — weighted average number of shares	29,663	27,893	29,589	27,945
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	125	—	84	56

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	29,788	27,893	29,673	28,001

Earnings (loss) per share:
Basic	$1.01	$(0.42)	$1.83	$1.30
Diluted	$1.01	$(0.42)	$1.83	$1.30
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
     Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statement of changes in equity.

     The Company performed a tax analysis for the three and nine month periods ended September 30, 2009 and 2008, and determined that there was no requirement to accrue any liabilities for those particular periods.
Note 9 — Regulatory Requirements
     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2009, G&Co’s net capital was $11.1 million, which exceeded its requirement by $9.8 million. G&Co’s aggregate indebtedness to net capital ratio was 1.80 to 1 at September 30, 2009. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
     GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of September 30, 2009, each of GCI, GCEI and GCPE was in compliance with its local capital adequacy requirements.
Note 10 — Business Information
     The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement services; and

•	Merchant banking, which includes the management of outside capital invested in the Greenhill Funds and the Company’s principal investments in such funds and other investments.
     The following provides a breakdown of our aggregate revenues by source for the three and nine month periods ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended
	September 30, 2009		September 30, 2008
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$42.4	36%	$37.0	NM
Merchant banking and other revenues	73.9	64%	(51.9)	NM

Total revenues	$116.3	100%	$(14.9)	100%

	For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$153.0	66%	$156.3	92%
Merchant banking and other revenues	79.2	34%	12.8	8%

Total revenues	$232.2	100%	$169.1	100%
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

Note 11 — Subsequent Events
     On October 21, 2009, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on December 16, 2009 to the common stockholders of record on December 2, 2009.
     Effective October 24, 2009, the Company exercised its option to convert the Iridium 5% Convertible Note into 1,995,629 shares of Iridium Common Stock. Under terms of the note, unless the Company exercised its right to convert prior to October 24, 2009, the right to convert the note would have irrevocably terminated and the principal amount of the note plus interest accrued from the commencement of the interest accrual period would have been due in full on October 24, 2015.
     On October 28, 2009, the Company announced that it had agreed to sell to Robert H. Niehaus (or an entity to be formed by him which we refer to as NewCo) the right to raise subsequent merchant banking funds, the right to use the track record for the GCP Funds, and portions of the partnership interests entitled to carried interest allocations for a purchase price of $25.0 million, payable principally in Greenhill common stock. The Company also agreed to grant NewCo an exclusive license to use the name “Greenhill Capital Partners” in connection with certain successor funds to the GCP Funds. Mr. Niehaus is an executive officer of the Company and the Chairman of Greenhill Capital Partners. The transaction is expected to close in the fourth quarter of 2009.
     The Company has evaluated subsequent events through October 30, 2009, the date as of which the financial statements are being issued.

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
Overview
     Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, restructurings and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors and (ii) manages merchant banking funds and similar vehicles and commits capital to those funds and vehicles. We act for clients located throughout the world from offices in New York, London, Frankfurt, Toronto, Tokyo, Chicago, Dallas, Houston, Los Angeles, and San Francisco. Our activities constitute a single business segment with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement advisory; and

•	Merchant banking, which includes the management of outside capital invested in the firm’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II, and GCP Europe, the “Greenhill Funds”), and the firm’s principal investments in the Greenhill Funds, Iridium Communication Inc., other merchant banking funds and other investments.
     Historically, our financial advisory business has accounted for the majority of our revenues, and we expect that to remain so. There have been periods such as third quarter of 2009, the second quarter of 2008 and the first quarter of 2006, in which the revenues of our merchant banking business have outweighed our financial advisory revenues. Since our initial public offering our financial advisory business has generated 80% of total revenues and our merchant banking and other business has generated 20% of our total revenues.
     The main driver of the financial advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. We have recruited and plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. We expect these hires will, over time, add incrementally to our revenue and income growth potential. In 2009 we have announced the recruitment of fourteen Managing Directors who bring us additional sector expertise in Financial Services, Infrastructure, Insurance, Energy, Consumer and Retail, and Gaming and Lodging. We opened an office in Los Angeles in the second quarter and an office in Houston in the third quarter.
     The principal drivers of our merchant banking revenues are management fees paid by the Greenhill funds and realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices. Presently, we have three merchant banking funds which are actively investing and we have assets under management in those funds of $1.3 billion. The amount of profit override we recognize will depend upon the underlying fair value of each portfolio company and is subject to volatility based upon the factors mentioned above. Profit overrides are generally calculated as a percentage of profits over a specified threshold earned by such fund on investments of each fund. At September 30, 2009, the net internal rate of return of each of GCP II, GCP Europe and GSAVP was negative. Unless we have significant gains in the portfolio companies in each fund it is not likely in the near-term that we will exceed the profit threshold for each fund and recognize profit override revenue.
     In 2007, we formed GHL Acquisition Corp. (“GHLAC”), a special purpose acquisition company, which completed an initial public offering in early 2008. Prior to the completion of the acquisition of Iridium and the related equity offering by GHLAC, the firm owned approximately 17% of GHLAC. On September 29, 2009, the firm announced that GHLAC completed its acquisition of Iridium Holdings LLC. The combined company has been renamed Iridium Communications Inc. (NASDAQ: IRDM, IRDMW, IRDMU, IRDMZ) (“Iridium”). Following the planned conversion of the firm’s convertible note in Iridium in the fourth quarter 2009, the firm will own 8,924,016 shares of Iridium common stock and warrants to purchase 4,000,000 additional shares of common stock of Iridium at $11.50 per share, each of which are restricted from sale for one year from the acquisition date (or six months in the case of a registered offering). Upon completion of the acquisition of Iridium by GHLAC, the firm’s fully diluted ownership in Iridium is approximately 12%.
     As a result of its investment in Iridium the firm has reported cumulative investment gains of approximately $72.0 million, including approximately $66.0 million in the third quarter of 2009. Because Iridium is a publicly traded company in which we have a significant investment we are exposed to significant increases or decreases in our revenues due to changes in Iridium’s market value. Since GHLAC acquired Iridium on September 29, 2009 the share price of Iridium has ranged between $7.80 and $11.70. The closing price at September 30, 2009 was $11.41.
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
     Financial advisory revenues were $42.4 million for the three months ended September 30, 2009 compared to $37.0 million for the three months ended September 30, 2008, which represents an increase of 15%. Financial advisory revenues were $153.0 million for the nine months ended September 30, 2009 compared to $156.3 million for the nine months ended September 30, 2008, which represents a decrease of 2%. At the same time, worldwide completed M&A volume decreased by 46%, from $2,123 billion in the first nine months of 2008 compared to $1,141 billion in the first nine months of 2009.2

[2]	Global M&A completed transaction volume for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Source: Thomson Financial as of October 12, 2009.

     Since July 2007 the financial markets have experienced a sharp contraction in credit availability and global M&A activity. Recent levels of capital markets volatility and an uncertain macroeconomic outlook have further contributed to a volatile and uncertain environment for evaluating many assets, securities and companies, which has created a more difficult environment for M&A activity. There is considerable uncertainty as to how much longer this difficult economic environment may last, although the firm agrees with many market participants and observers who have noted the beginning of a potential upturn in transaction activity. Depending on transaction timing, we believe this increased activity is likely to impact our revenue more in 2010 and beyond than in the final quarter of 2009. Because we earn a majority of our financial advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our financial advisory business has been negatively impacted and may be further impacted by a reduction in M&A activity. We believe, however, that our simple business model as an independent, unconflicted adviser, in a period of instability of many of our larger banking-focused competitors, will create opportunities for us to attract new clients and has provided us with excellent recruiting opportunities to further expand our industry expertise and geographic reach.
     The firm earned $73.9 million in merchant banking and other revenues in the third quarter of 2009 compared to negative revenues of ($51.9) million in the third quarter of 2008. We recognized an unrealized investment gain of approximately $66.0 million during the current quarter as a result of the successful completion of the acquisition of Iridium by our special purpose acquisition company, GHL Acquisition Corp. In the third quarter of 2008, the firm reversed previously recognized unrealized merchant banking gains and related accrued profit overrides principally resulting from mark-to-market gains on two publicly traded energy companies which had been recorded in the second quarter of 2008.
     For the nine months ended September 30, 2009, we earned $79.2 million in merchant banking and other revenues compared to $12.8 million in the same period of 2008. The increase in merchant banking revenues for the nine months ended September 30, 2009 resulted principally from the unrealized gain on the acquisition of Iridium.
     Adverse changes in general economic conditions, commodity prices, credit and public equity markets, including a decline in the share price of Iridium, could impact negatively the amount of both financial advisory and merchant banking revenue realized by the firm.
Recent Developments
     On October 28, 2009, the firm announced that it had agreed to sell to Robert H. Niehaus (or an entity to be formed by him which we refer to as NewCo) the right to raise subsequent merchant banking funds, the right to use the track record for the GCP Funds, and portions of the partnership interests entitled to carried interest allocations for a purchase price of $25.0 million, payable principally in Greenhill common stock. The firm also agreed to grant NewCo an exclusive license to use the name “Greenhill Capital Partners” in connection with certain successor funds to the GCP Funds. Mr. Niehaus is an executive officer of the firm and the Chairman of Greenhill Capital Partners. The transaction is expected to close in the fourth quarter of 2009.
Results of Operations
Summary
     Our third quarter 2009 revenues of $116.3 million compare with negative revenues of ($14.9) million for the third quarter of 2008, which represents an increase of $131.2 million. Revenues for the third quarter of 2008 included the reversal of unrealized mark-to-market merchant banking gains recognized in the prior quarter on publicly traded energy investments that resulted from a sharp decline in energy prices during the quarter. On a year to date basis, revenue through September 30, 2009 was $232.2 million, compared to

$169.1 million for the comparable period in 2008, representing an increase of $63.1 million, or 37%. The increase resulted principally from the increase in merchant banking revenues resulting from the completion of the acquisition of Iridium by our special purpose acquisition company.
     Our third quarter net income of $30.1 million compares with a net loss of ($12.2) million for the third quarter of 2008. For the nine months ended September 30, 2009, net income was $54.1 million compared to net income of $36.3 million for the comparable period in 2008, which represented an increase of $17.8 million, or 51%. The increase in net income for both the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 was principally attributable to the improvement in merchant banking revenues.
     The firm’s quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which it advised, the number and size of merchant banking gains (or losses) and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues By Source
     The following provides a breakdown of our total revenues by source for the three and nine month periods ended September 30, 2009 and 2008, respectively:
Revenue by Principal Source of Revenue

	For the Three Months Ended
	September 30, 2009		September 30, 2008
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$42.4	36%	$37.0	NM
Merchant banking and other revenues	73.9	64%	(51.9)	NM

Total revenues	$116.3	100%	$14.9	100%

	For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$153.0	66%	$156.3	92%
Merchant banking and other revenues	79.2	34%	12.8	8%

Total revenues	$232.2	100%	$169.1	100%
Financial Advisory Revenues
     Financial advisory revenues were $42.4 million in of the third quarter of 2009 compared to $37.0 million in the third quarter of 2008, which represents an increase of 15%. The increase in our financial advisory fees in the third quarter of 2009 as compared to the same period in 2008 generally reflected an increase in the volume of transaction activity offset in part by a decrease in the scale of the completed assignments.
     For the nine months ended September 30, 2009, advisory revenues were $153.0 million compared to $156.3 million for the comparable period in 2008, representing a decrease of 2%. The slight decrease in our advisory revenues in the nine months ended September 30, 2009 as compared to the same period in the prior year reflected the completion of fewer large transactions offset by an increase in our client engagement activity in a much slower global M&A market.
Completed assignments in the third quarter of 2009 included:
•	the acquisition by Barnes & Noble, Inc. of Barnes & Noble College Booksellers, Inc.;

•	the representation of Groupe Aeroplan Inc. on its participation in a credit facility for Air Canada;

•	the acquisition by Laboratory Corporation of America of Monogram Biosciences, Inc.;

•	the representation of Quebecor World Inc in connection with its restructuring under Canada’s Companies’ Creditors Arrangement Act and Chapter 11 of the U.S. Bankruptcy code;

•	the representation of Rexam plc on its rights issue; and

•	the acquisition by Validus Holdings Ltd. of IPC Holdings Ltd.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in millions, unaudited)
Management fees	$4.2	$5.1	$13.2	$14.7
Net realized and unrealized gains (losses) on investments in merchant banking funds	4.5	(21.8)	(1.8)	(2.5)
Net realized and unrealized merchant banking profit overrides	(0.7)	(35.5)	(0.3)	(0.9)
Other realized and unrealized investment income (loss)	65.9	(0.5)	67.8	(1.8)
Interest income	0.0	0.8	0.3	3.3

Total merchant banking and other revenues	$73.9	$(51.9)	$79.2	$12.8

     The firm earned $73.9 million in merchant banking and other revenues in the third quarter of 2009 compared to negative ($51.9) million in the third quarter of 2008. During the third quarter of 2009 we announced that GHL Acquisition Corp., the special purpose acquisition company sponsored by the firm, had completed its acquisition of Iridium.
     As a result of the completion of the acquisition of Iridium by GHLAC we recognized an unrealized investment gain of approximately $66.0 million during the quarter. Following the planned conversion of the firm’s convertible note in Iridium, we will own 8,924,016 shares of Iridium common stock and warrants to purchase 4,000,000 additional shares of common stock of Iridium at $11.50 per share, each of which are restricted from sale for one year from the acquisition date (or six months in the case of a registered offering). We also recognized investment gains during the quarter from an increase in the fair market value of investments held through our merchant banking funds.
     In the third quarter of 2008 we reversed previously recognized unrealized merchant banking gains and related accrued profit overrides of approximately $53.8 million principally resulting from mark-to-market gains on two publicly traded energy companies which had been recorded in the second quarter of 2008. During the third quarter of 2009 our merchant banking funds (and the firm) recognized gains from eight of our portfolio companies and recorded losses on two of our portfolio companies.
     For the nine months ended September 30, 2009, the firm earned $79.2 million in merchant banking and other revenues compared to $12.8 million in the nine months ended September 30, 2008, an increase of $66.4 million. The increase in merchant banking and other revenues in the first nine months of 2009 compared with the same period in 2008 resulted primarily from the unrealized gain on the firm’s investment in Iridium offset by lower interest earned on cash balances and a slight reduction in management fee revenue.

     On a year to date basis in 2009, our merchant banking funds (and the firm) recognized gains from ten of our portfolio companies and recorded losses on nine of our portfolio companies.
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
     Moreover, the aggregate value of our merchant banking investments may fluctuate depending on the timing of the investment and liquidation events and the life cycles of each of the funds. For example, the commitment period for GCP I expired on March 31, 2007, and the investments in GCP I have been largely sold or otherwise monetized, while the commitments made to GCP II, GCPE and GSAVP are still in the process of being invested (with approximately 82% of the commitments in GCP II, 39% of the commitments in GCPE, and 48% of the commitments in GSAVP having been drawn down as of September 30, 2009). The time elapsed between making and monetization of investments in our merchant banking funds can vary considerably and the fair value of the investments may fluctuate significantly over that time.
     Additionally, because Iridium is a publicly traded company in which we have a significant investment we are exposed to significant increases or decreases in our revenues due to changes in Iridium’s market value. We are currently restricted from sale of our holdings in Iridium for one year from the acquisition date (or six months in the case of a registered offering). At September 30, 2009 the carrying value of our investment in Iridium was $102.7 million, discounted for legal and contractual restrictions on the sale of securities held by the Company.
     At September 30, 2009, the firm had principal investments of $178.5 million, including our investment in Iridium. Of that amount, 17% of our investments related to the financial services sector, 8% to the energy sector, 17% to other industry sectors and 58% to the investment in Iridium. We held approximately 96% of our total principal investments in North American companies, with the remainder in European companies. Our investments in merchant banking companies that became publicly traded after we first invested in them, including Iridium, represented 66% of our total principal investments.
     In terms of new investment activity in our merchant banking funds, during the third quarter of 2009, our funds invested $5.5 million, 11% of which was firm capital. In the same period in 2008, our funds invested $106.0 million, 11% of which was firm capital. On a year to date basis in 2009, our funds invested $14.3 million, 11% of which was firm capital. In the same period in 2008 our funds invested $134.1 million, 11% of which was firm capital.
     The investment gains or losses in our merchant banking and other investment portfolio may fluctuate significantly over time due to factors beyond our control, such as performance of each company in our portfolio, equity market valuations, commodity prices and merger and acquisition opportunities. Revenue recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenue that may be realized and/or recognized in future periods.
Operating Expenses
     We classify operating expenses as compensation and benefits expense and non-compensation expenses.
     Our total operating expenses for the third quarter of 2009 were $65.0 million, compared to $4.0 million of total operating expenses for the third quarter of 2008. Total operating expenses in the third quarter of 2008 were significantly lower than in the same period in 2009 as a result of a reduction in accrued compensation due to the negative revenue reported in the third quarter of 2008 and is more fully described below. The pre-tax income margin for the quarter ended September 30, 2009 was 44%.
     For the nine months ended September 30, 2009, total operating expenses were $141.3 million, compared to $111.0 million of total operating expenses for the same period in 2008. The increase of $30.3 million, or 27%, relates principally to an increase in compensation expense described in more detail below. The pre-tax income margin for the nine months ended September 30, 2009 was 39% compared to 34% for the comparable period in 2008.
     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(in millions, unaudited)
Employee compensation and benefits expense	$53.2	$(6.6)	$106.8	$77.9
% of revenues	46%	NM	46%	46%
Non-compensation expense	11.8	10.6	34.5	33.1
% of revenues	10%	NM	15%	20%
Total operating expense	65.0	4.0	141.3	111.0
% of revenues	56%	NM	61%	66%
Total income (loss) before tax	51.4	(18.9)	90.9	58.2
Pre-tax income margin	44%	NM	39%	34%
          Depending on advisory transaction timing and the year-end market values of the firm’s investments, we may end the year with a somewhat higher compensation ratio than we have had historically. If that does occur, the firm’s objective will be to revert to a historic compensation ratio as soon as practicable as advisory activity increases.
Compensation and Benefits Expenses
     Our employee compensation and benefits expenses in the third quarter of 2009 were $53.2 million, which reflects a 46% ratio of compensation to revenues. This amount compares to negative ($6.6) million for the third quarter of 2008. In the third quarter of 2008 we reversed a portion of the annual bonus accrual recorded earlier in the year consistent with the negative revenues reported in that quarter.
     For the nine months ended September 30, 2009 and 2008, the ratio of compensation to revenues remained constant at 46%. Our employee compensation and benefits expenses amounted to $106.8 million for the nine months ended September 30, 2009 compared to $77.9 million of compensation and benefits expenses for the same period in the prior year. The increase of $28.9 million, or 37%, is due to higher revenues in the first nine months of 2009 compared to the same period in the prior year.
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
     Our non-compensation expenses were $11.8 million in the third quarter of 2009, compared to $10.6 million in the third quarter of 2008, representing an increase of 11%. The increase is principally related to higher professional and recruitment fees offset by lower interest expense due to lower average borrowings outstanding.

     For the first nine months of 2009, our non-compensation expenses were $34.5 million, compared to $33.1 million in the first nine months of 2008, representing an increase of 4%. The increase is principally related to higher professional fees, recruitment fees related to the hiring of new personnel, and the absence of foreign currency gains, partially offset by decreased interest expense due to lower average borrowings outstanding and slightly lower borrowing rates.
     Non-compensation expenses as a percentage of revenues in the three months ended September 30, 2009 were 10%. Non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2009 were 15% compared to 20% for the same period in the prior year. The decrease in non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2009 compared to the same period in the prior year reflects a slightly higher amount of expenses spread over significantly higher revenues.
     The firm’s non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in revenue amounts, the amount of recruiting and business development activity, the amount of reimbursement of engagement-related expenses by clients, the amount of short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular period may not be indicative of the non-compensation expenses as a percentage of revenue in future periods.
Provision for Income Taxes
     The provision for taxes in the third quarter of 2009 was $21.3 million, which reflects an effective tax rate of 41%. This compares to an income tax benefit in the third quarter of 2008 of $6.7 million. The effective tax rate for the third quarter of 2009 is higher than our historical average rate due to a greater proportion of our income being earned in higher tax rate jurisdictions during the period.
     For the nine months ended September 30, 2009, the provision for taxes was $36.8 million, which reflects an effective tax rate of 41%. This compares to a provision for taxes for the nine months ended September 30, 2008 of $21.9 million, which reflects an effective tax rate of 38% for the period. The increase in the provision for taxes in the year to date period in 2009 as compared to the same period in 2008 is due to higher pre-tax income and a higher effective tax rate due to a greater proportion of our income being earned in higher tax rate jurisdictions during 2009.
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
     We generate cash from both our operating activities in the form of financial advisory fees and asset management fees and our merchant banking and other principal investments in the form of distributions of investment proceeds, in the case of our merchant banking investments, and profit overrides. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, investments in merchant banking funds, payment of dividends, repurchase of shares of our stock and leasehold improvements.

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
     Our merchant banking funds typically invest in privately held companies. The ability of our merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term. Similarly, our investment in Iridium, is restricted from sale for one year from the acquisition date (or six months in the case of a registered offering) and our ability to sell those securities is subject to factors such as general economic, sector and stock market conditions which we cannot control. However, following the lapse of the resale restrictions dependent upon market conditions it is our intention to monetize our position in a disciplined manner over time.
     As of September 30, 2009, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP and GCP Europe and other merchant banking activities of $47.6 million. These commitments, which may not be drawn down in full, are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates.
     To provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes we retain a $90.0 million revolving bank loan facility. Borrowings under the facility are secured by all management fees earned by Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, as applicable. Interest on borrowings is based on the higher of Prime Rate or 4.00%. The revolving bank loan facility has a term of twelve months and matures on December 31, 2009. We are currently in discussions with the lender to extend the term of our facility. At September 30, 2009, $33.6 million of borrowings were outstanding on the loan facility and we were compliant with all loan covenants.
     During the nine months ended September 30, 2009, the firm is deemed to have repurchased 129,708 shares of its common stock at an average price of $68.53 per share as a result of the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
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
Cash Flows
     In the first nine months of 2009, our cash and cash equivalents decreased by $4.3 million from December 31, 2008. We generated $39.6 million in operating activities, including $18.9 million from net income after giving effect to the non-cash items and a net increase in working capital of $20.7 million (principally from a decrease in accounts receivable, and increases in accrued compensation payable and deferred taxes payable). We used $3.9 million in investing activities, including $6.6 million in new investments in our merchant banking funds and other investments and $2.8 million for the build-out of new office space, partially offset by distributions from investments of $5.5 million. We used $42.0 million for financing activities, including $8.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of vested restricted stock units and $41.7 million for the payment of dividends, partially offset by $7.1 million of net borrowing from our revolving loan facility.
     In the first nine months of 2008, our cash and cash equivalents decreased by $121.4 million from December 31, 2007. We used $34.9 million in operating activities, including $69.2 million from net income after giving effect to the non-cash items, offset by a net decrease in working capital of $104.1 million (principally from the payments of year-end bonuses and taxes). We used $13.8 million in investing activities, including $40.6 million in new investments in our merchant banking funds and other investments and $2.1 million which was used for equipment purchases and leasehold improvements, partially offset by $17.7 million related to distributions received from our merchant banking investments and proceeds of $11.2 million from the sale of investments. We used $66.0 million for financing activities, including $5.3 million for the net borrowings from our revolving loan facility, $21.6 million for the repurchase of our common stock, $39.0 million for the payment of dividends and $1.4 million for the repayment of prior undistributed earnings to GCI’s U.K. members.
Market Risk
     We limit our investments to (1) short term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe and other merchant banking funds, Iridium and other investments.
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
     With regard to our principal investments (including, to the extent applicable, our portion of any profit overrides earned on such investments), we face exposure to changes in the estimated fair value of the companies in which we and our merchant banking funds invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at September 30, 2009, the market prices of all public securities, including Iridium, were 10% lower, the impact on our operations would be a decrease in revenues of $11.8 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.
     In addition, the reported amounts of our revenues may be affected principally by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which collectively 17% of our revenues for the nine months ended September 30, 2009 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. Because of the strengthening in value of the dollar, on weighted average basis, relative to the pound sterling and euro over the first nine months of 2009 as compared to the same period in 2008, our earnings in the first nine months of 2009 were lower than they would have been in the same period in the prior year had the value of the dollar relative to those other currencies remained constant. However, we do not believe we face any material risk in this respect.
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
     The condensed consolidated financial statements of the firm include all consolidated accounts and Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, Greenhill & Co Europe LLP and Greenhill Capital Partners Europe LLP, after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, the firm consolidates the general partners of our merchant banking funds in which we have a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate share of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represent an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority of unaffiliated third-party investors.

Noncontrolling Interests
     Effective January 1, 2009, the firm recorded the noncontrolling interests of other consolidated entities as equity (as opposed to as a liability or mezzanine equity) in the condensed consolidated statements of financial condition. Additionally, the condensed consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders. The firm has revised its prior period presentation, as required, to conform to this new pronouncement.
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
     We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the firm in GCP II, GCP Europe and GSAVP. The profit overrides earned by the firm are recognized on an accrual basis throughout the year in accordance with Method 2 of EITF Issue No. D-96, “Accounting for Management Fees Based on a Formula” (“EITF D-96”). In accordance with Method 2 of EITF D-96 the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2009, we have not reserved for any clawback obligations under applicable fund agreements.
Investments
     The firm’s investments in merchant banking funds are recorded under the equity method of accounting based upon the firm’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The firm’s other investments, which consider the firm’s influence or control of the investee, are recorded under the equity method of accounting based upon the firm’s proportionate share of the investee’s net assets, or at estimated fair value as described below.
Restricted Stock Units
     The firm accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and generally amortized over a five-year service period following the date of grant. Compensation expense is determined at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The firm records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.
Earnings per Share
     The firm calculates basic earnings per share (''EPS’’) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.
     Effective on January 1, 2009, the firm adopted the accounting guidance for determining whether instruments granted in share based payment transactions are participating securities. Under that guidance the firm evaluated whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating EPS. Additionally, the two-class method requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The adoption of this pronouncement did not have a material effect in calculating earnings per share.
Provision for Taxes
     The firm accounts for taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Income Taxes (Topic 740)”, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
Cash Equivalents
     The firm considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At September 30, 2009 and December 31, 2008, the carrying value of the firm’s cash equivalents approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.

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
Financial Instruments and Fair Value
     The firm adopted the provisions of FASB ASC, “Fair Value Measurements and Disclosures (Topic 820)”, as of January 1, 2008. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:
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
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the firm performs a detailed analysis of the assets and liabilities that are subject to FASB ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
Derivative Instruments
     The firm accounts for the warrants, which were obtained in connection with its investment in the Iridium, under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance the firm records the warrants at estimated fair value in the condensed consolidated statement of financial condition with changes in estimated fair value during the period recorded in merchant banking revenue in the condensed consolidated statement of income.
Accounting Developments
     In May 2009, the FASB issued a new guidance standard that provides guidance on management’s assessment of subsequent events. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the firm’s consolidated financial position and results of operations.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The firm is currently assessing the impact of the guidance on its condensed consolidated financial statements.
     In June 2009, the FASB issued ASU No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, including the accounting standards update instructions contained in

Appendix B of the Statement. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the condensed consolidated financial statements.
     In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This Accounting Standards Update amends Subtopic 820-10, “Fair Value Measurements and Disclosures” and provides guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The firm is currently assessing the impact of the guidance on its condensed consolidated financial statements.
     In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The firm is currently assessing the impact of the guidance on its condensed consolidated financial statements.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2007).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on May 5, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit
Number	Description
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

Exhibit
Number	Description
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).

10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).

10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

Exhibit
Number	Description
10.34	Form of First Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.39	Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.40	Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.41	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.42	Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.43	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2008).

10.44	Amended and Restated Equity Incentive Plan.

10.45	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting.

10.46	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting.

Exhibit
Number	Description
10.47	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (non-MDs) — Five Year Ratable Vesting.

10.48	Lease between 300 Park Avenue, Inc. and Greenhill & Co., Inc. dated June 17, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 22, 2009).

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 30, 2009

GREENHILL & CO., INC.
By:	/s/ SCOTT L. BOK
	Name:	Scott L. Bok
	Title:	Co-Chief Executive Officer

By:	/s/ SIMON A. BORROWS
	Name:	Simon A. Borrows
	Title:	Co-Chief Executive Officer

By:	/s/ RICHARD J. LIEB
	Name:	Richard J. Lieb
	Title:	Chief Financial Officer

S-1