Form 10-K
period 2009-12-31
GREENHILL & CO INC
filed 2010-02-26
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was approximately $1.479 million. The registrant has no non-voting stock.

As of February 19, 2010, 28,315,131 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2010 annual meeting of stockholders to be held on April 21, 2010 are incorporated by reference in response to Part III of this Report.

i

PART I

When we use the terms “Greenhill”, “we”, “us”, “our”, “the company”, and “the firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries. Our principal financial advisory subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking and fund placement advisory services in North America; Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, each of which provides investment banking services in Europe and is regulated by the United Kingdom Financial Services Authority; and Greenhill & Co. Canada Ltd. and Greenhill & Co. Japan Ltd., each of which provides investment banking services in Canada and Japan, respectively. Our principal merchant banking subsidiaries are Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC, each of which is a registered investment adviser regulated by the Securities and Exchange Commission through which we conduct our North American merchant banking business; and Greenhill Capital Partners Europe LLP, an investment adviser regulated by the United Kingdom Financial Services Authority through which we conduct our European merchant banking business.

Item 1.	Business

Overview

Greenhill is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, restructurings, financings and capital raising to corporations, partnerships, institutions and governments. We act for clients located throughout the world from its offices in New York, London, Frankfurt, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles and San Francisco.

We also manage merchant banking funds and similar vehicles, although in the fourth quarter of 2009 we announced our intention to separate from our merchant banking business in order to focus entirely on our financial advisory business going forward. In connection with that decision we sold certain assets of our merchant banking business (including the right to raise successor funds) to certain of our employees engaged in that business. After a transition period our merchant banking funds will be managed by subsidiaries of GCP Capital Partners Holdings LLC, which is principally owned by Robert H. Niehaus, Chairman and founder of Greenhill Capital Partners, LLC (with no ownership by the firm).

We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in 2005 and our Toronto office in 2006. In 2008, we opened offices in Chicago, San Francisco and Tokyo, and we entered the fund placement advisory business. We opened our Houston and Los Angeles offices in the summer of 2009.

In our merchant banking business, we raised our first U.S. fund in 2000 and our second U.S. merchant banking fund in 2005. We raised our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. in 2009. As noted above, after a transition period, management of our active funds will transfer to subsidiaries of GCP Capital Partners Holdings LLC. We will retain our existing principal investments in the merchant banking funds and intend to liquidate those investments over time.

As of December 31, 2009, we had 61 managing directors and 8 senior advisors globally, including 6 managing directors dedicated to the merchant banking business, and we had 290 employees, including 27 employees dedicated to the merchant banking business.

Principal Sources of Revenue

Our principal sources of revenues are financial advisory and merchant banking.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)

Financial advisory fees	$216.0	$218.2	$366.7	$209.8	$142.1
Merchant banking and other revenues(1)	82.6	3.7	33.7	80.8	79.1

Total revenues	$298.6	$221.9	$400.4	$290.6	$221.2

(1)	Merchant banking and other revenues includes (i) interest income of $0.3 million, $3.6 million, $5.4 million, $3.1 million, and $2.9 million in 2009, 2008, 2007, 2006, and 2005, respectively, (ii) unrealized gains from our investment in Iridium Communications, Inc. (formerly GHL Acquisition Corp.) of $42.2 million and $2.6 million in 2009 and 2008, respectively, and (iii) a gain of $21.8 million in 2009 from the sale of certain assets of the merchant banking business.

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

In our financing advisory and restructuring practice, we advise debtors, creditors and companies experiencing financial distress as well as potential acquirers of distressed companies and assets. We provide advice on valuation, restructuring alternatives, capital structures, and sales or recapitalizations. We also assist those clients who seek court-assisted reorganizations by developing and seeking approval for plans of reorganization as well as the implementation of such plans.

In our fund placement advisory practice we assist private equity funds and other financial sponsors in raising capital from a global set of institutional and other investors.

Financial advisory revenues accounted for 72% and 98% of our total revenues in 2009 and 2008, respectively. Non-U.S. clients are a significant part of our business, generating 35% and 47% of our financial advisory revenues in 2009 and 2008, respectively. We generate revenues from our financial advisory services by charging our clients fees consisting principally of fees paid upon the commencement of an engagement, fees paid upon the announcement of a transaction, fees paid upon the successful conclusion of a transaction or closing of a fund and, in connection principally with restructuring assignments, monthly retainer fees.

Merchant Banking and Other Investments

Our merchant banking activities consist primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or “GCP I”), Greenhill Capital Partners II (or “GCP II”, and collectively with GCP I, “Greenhill Capital Partners” or “GCP”), Greenhill SAV Partners (or “GSAVP”) and Greenhill Capital Partners Europe (or “GCP Europe”), which are families of merchant banking funds that invest in portfolio companies. Merchant banking funds are private investment funds raised from contributions by qualified institutional investors and financially sophisticated individuals. The funds generally make investments in non-public companies, typically with a view toward divesting within 3 to 5 years. On December 22, 2009, in connection with our plan to exit from the merchant banking business, we announced that we had sold certain assets relating to our merchant banking business to Robert H. Niehaus, the chairman and founder of Greenhill Capital Partners, and V. Frank Pottow, a member of the Investment Committee of Greenhill Capital Partners, for 289,050 shares of Greenhill common stock. Following a transition period which is expected to end in December 2010 in the case of GCP, a new, independent firm, GCP Capital Partners Holdings LLC, formed by Messrs. Niehaus and Pottow will take over the management of our merchant banking funds. The firm will retain its existing investments in the merchant banking funds. Merchant banking and other revenue accounted for 28% and 2% of our revenues in 2009 and 2008, respectively. We generate merchant banking revenue from (i) management fees paid by the funds we manage, (ii) gains (or losses) on our investments in the merchant banking funds and (iii) merchant banking profit overrides. We generate other investment revenue from gains (or losses) on other principal investment activities, principally Iridium Communications, Inc., and from interest income. During 2009 we recognized revenue of $42.2 million from our investment in Iridium and $21.8 million from the sale of certain assets of our merchant banking business.

We charge management fees in GCP II, GSAVP and GCP Europe to all investors except the firm. In GCP I, we charge management fees to all outside investors who are not employed or affiliated with us. We may also generate gains (or losses) from our capital investment in our merchant banking funds depending upon the performance of the funds. Our investments in our merchant banking funds generate realized and unrealized investment gains (or losses) based on our allocable share of earnings generated by the funds. As the general partner of our merchant banking funds, we make investment decisions for the funds and are entitled to receive an override on the profits of the funds after certain performance hurdles are met. As a result of our plan to exit the merchant banking business the fees we generate from the management of outside capital in our merchant banking funds will decline over time, and the percentage of any merchant banking profit overrides on investments made by the merchant banking funds after January 1, 2010, to which the firm would be entitled if any such overrides were to be realized, will be reduced from 10 out of 20 points to 1 out of 20 points.

The firm has committed $87.6 million, or approximately 10% of the fund’s capital, to GCP II. The firm has committed $10.9 million, or approximately 11% of the fund’s capital, to GSAVP and $40.4 million (or £25 million), or approximately 13% of the fund’s capital, to GCP Europe. As of December 31, 2009, GCP II, GSAVP and GCP Europe had drawn approximately 82%, 46%, and 39% of their committed capital, respectively. In addition, the firm has agreed to commit $5.0 million to a successor fund to GCP II and $2.5 million to a successor fund to GSAVP, subject to certain conditions, payable over five years from the date of inception of each fund.

In February 2008 we completed the initial public offering of units in our subsidiary GHL Acquisition Corp. (which we refer to as “GHLAC”), a blank check company. In September 2009 GHLAC completed its acquisition of Iridium Holdings LLC. The combined company was renamed Iridium Communications Inc. (“Iridium”). Effective upon the completion of the acquisition of Iridium we valued our investment at its public market price discounted for legal and contractual restrictions on sale. At December 31, 2009, the firm owned 8,924,016 common shares of Iridium (“Iridium Common Stock”) (NASDAQ — IRDM) and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”) (NASDAQ — IRDMZ), or approximately 12% of the Iridium Common Stock on a fully diluted basis.

Employees

Our managing directors and senior advisors have an average of 25 years of relevant experience, which they use to advise on mergers and acquisitions, financing advisory and restructuring transactions, and fund placement. We spend significant amounts of time training and mentoring our junior professionals. We generally provide our junior professionals with exposure to mergers and acquisitions and financing advisory and restructurings to varying degrees, which provides us with the flexibility to allocate resources depending on the economic environment, and provides our bankers consistent transactional experience and a wide variety of experiences to assist in the development of business and financial judgment.

As of December 31, 2009, Greenhill employed a total of 290 people (including our managing directors and senior advisors), of which 187 were located in our North American offices, 93 were based in our European offices and 10 in our Asian office. We had 27 employees who were active in our merchant banking activities. The vast majority of our finance, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance.

Competition

In our financial advisory services business, we operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there is an active revenue-generating engagement changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain a business dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are global universal banking firms, mid-sized full service financial firms and specialized financial advisory firms. We compete with some of our competitors globally and with some others on a regional, product or niche basis. We compete on the basis of a number of factors, including transaction execution skills, our range of products and services, innovation, reputation and price.

Over the years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Beginning in 2008, this trend of consolidation and convergence accelerated considerably as several major U.S. financial institutions consolidated, filed for bankruptcy protection, or were forced to merge. Many of these firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. In addition to our larger competitors, over the last few years, a number of new, smaller independent boutique investment banks have emerged which offer independent advisory services on a model similar to ours and some of these firms have grown rapidly.

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

Competition is also intense for the hiring and retention of qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States, Europe and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. financial advisory business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC. Similarly, Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our controlled affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct our European financial advisory business, are licensed by and also subject to regulation by the United Kingdom’s Financial Services Authority (“FSA”). Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

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

In addition, Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC are registered investment advisers under the Investment Advisers Act of 1940. As such, they are subject to regulation and periodic examinations by the SEC. Greenhill Capital Partners Europe LLP is licensed by and subject to regulation by the United Kingdom’s FSA.

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

Our public internet site is http://www.greenhill.com. We make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Corporate Governance” section, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, our Corporate Governance Guidelines, Related Party Transaction Policy and Code of Business Conduct & Ethics governing our directors, officers and employees. You may need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

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

In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. There is no guarantee that the compensation arrangements and non-competition agreements we have entered into with our managing directors are sufficiently broad or effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under these agreements.

A significant portion of our revenues are derived from financial advisory fees

We have historically earned a significant portion of our revenues from financial advisory fees paid to us by our clients, in large part upon the successful completion of the client’s transaction, restructuring or fund raising. Financial advisory revenues represented 72% and 98% of our total revenues in 2009 and 2008, respectively. Unlike diversified investment banks, we only have one other significant alternative source of revenue which will decline as we exit the merchant banking business, and lack such other sources of revenue as securities trading or underwriting. As a result our reliance on financial advisory fees will increase and a decline in our financial advisory engagements or the market for advisory services generally would have a material adverse effect on our business and results of operations.

Our business has been adversely affected by difficult market conditions and may continue to be adversely affected by market uncertainty, disruptions in the credit markets and other unfavorable economic, geopolitical or market conditions

Adverse market and economic conditions in 2009 affected the number and size of transactions on which we provided mergers and acquisitions advice and therefore adversely affected our financial advisory fees. In 2009, worldwide completed M&A volume decreased by 40%, from $2,855 billion in

2008 to $1,725 billion in 2009(1). Our clients engaging in mergers and acquisitions often rely on access to the credit markets to finance their transactions. The lack of available credit and the increased cost of credit can adversely affect the size, volume, timing and ability of our clients to successfully complete merger and acquisition transactions and adversely affect our financial advisory business. The continuing market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions. Accordingly, we expect that the lack of liquidity and general uncertainty about economic and market activities may continue to adversely impact our business.

For most of 2009, the United States, Canada, Europe and Asia continued to be impacted by economic recessions. As our operations in the United States and Europe historically have provided most of our revenues and earnings, our revenues and profitability are particularly affected by economic conditions in these locations.

Adverse market or economic conditions, including continuing volatility in the commodities markets, limited access to credit as well as a slowdown of activity in the companies in which we have investments could also adversely affect the business operations of those companies, and therefore, our earnings. In addition, during a market downturn, there may be fewer opportunities to exit and realize value from our merchant banking and other principal investments.

In the event of a continued economic downturn, revenues from mergers and acquisitions advisory activities may decline further, and it is unlikely that revenues from financing advisory and restructuring activities will fully offset any such decline

During a period when mergers and acquisitions activity declines and debt defaults increase, we increasingly rely on financing advisory and restructuring and bankruptcy services as a source of new business. We provide various restructuring and restructuring-related advice to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions and the availability and cost of debt and equity financing. Presently, our financing advisory and restructuring business is significantly smaller than our mergers and acquisitions advisory business, and it is unlikely that we will be able to offset a decline in mergers and acquisitions revenue with revenue generated from financing advisory and restructuring assignments.

The requirement of Section 327 of the U.S. Bankruptcy Code requiring that one be a “disinterested person” to be employed in a restructuring was modified in 2007 to allow a person not to be disqualified solely by virtue of its status as an underwriter of securities. The “disinterested person” definition of the U.S. Bankruptcy Code, as previously in effect, disqualified certain of our competitors. The revised definition has allowed more financial services firms to compete for restructuring engagements as well as with respect to the recruitment and retention of professionals. If our competitors succeed in being retained in new restructuring engagements, our financing advisory and restructuring practice, and thereby our results of operations, could be materially adversely affected.

If demand for our financing advisory and restructuring services decreases, we could suffer a decline in revenues, which could lower our overall profitability materially.

Our merger and acquisition and financing advisory and restructuring engagements are singular in nature and do not provide for subsequent engagements

Our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific merger or acquisition transactions or financing advisory and restructuring projects, rather than under long-term contracts covering potential additional future services. As these transactions are singular in nature and our engagements are not likely to recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding or any other period. In addition, when an engagement is terminated, whether due

(1)      Source: Global M&A completed transaction volume for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Source: Thompson Financial as of January 19, 2010.

to the cancellation of a transaction due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs that we incurred prior to that termination.

A high percentage of our financial advisory revenues are derived from a few clients and the termination of any one financial advisory engagement could reduce our revenues and harm our operating results

Each year, we advise a limited number of clients. Our top ten client engagements accounted for 41% of our total revenues in 2009 and 54% of our total revenues in 2008. Our single largest client engagement accounted for approximately 10% of our total revenues in 2009 and 2008, respectively. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our financial advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation of one lost engagement or the failure of one transaction or restructuring on which we are advising to be completed can be significant.

Investment gains from our merchant banking funds and other principal investments vary from period to period; these gains may not recur and may not be replaced by other gains; our investments may lose money

We have principal investments in our merchant banking funds (which in turn have a limited number of investments in portfolio companies) and we have a principal investment in Iridium. The fair value of these investments may appreciate (or depreciate) at different rates based on a variety of factors, including changes in the fair value of such investments. In 2009, the firm recognized a net gain from our investment in Iridium that accounted for more than 10% of total revenues. There were no gains (or losses) from any single investment that accounted for more than 10% of total revenues in 2008. Historically, gains (or losses) from investments have been significantly impacted by market factors, specific industry conditions and other factors beyond our control, and we cannot predict the timing or size of any such gains (or losses) in future periods. The lack of investment gains (and any losses which may be attributable to the investments in our merchant banking portfolio or in Iridium) and the volatility of changes in investment values may adversely affect our results of operations and our stock price.

A significant portion of the value of our investment portfolio is comprised of our investment in Iridium. A significant decline in the value of Iridium can therefore give rise to significant losses.

There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price

We can experience significant variations in revenues and profits during the year. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Moreover, the timing of our recognition of gains or losses from our investment portfolio may vary significantly from period to period and depends on a number of factors beyond our control, including most notably market and general economic conditions.

Compared to our larger, more diversified competitors in the financial services industry, we generally experience even greater variations in our revenues and profits. This is due to our dependence on a relatively small number of transactions for most of our revenues, with the result that our earnings can be significantly affected if any particular transaction is not completed successfully, and to the fact that we lack other, more stable sources of revenue in material amounts, such as brokerage and asset management fees, which could moderate some of the volatility in financial advisory revenues. In addition, investments are reported at estimated fair value at the end of each quarter. The value of our investments may increase or decrease significantly depending upon market factors that are beyond our control. As a result, it may be difficult for us to achieve steady earnings growth on a quarterly basis, which could adversely affect our stock price.

In many cases we are not paid for financial advisory engagements that do not result in the successful consummation of a transaction or restructuring or closing of a fund. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we may not receive any financial advisory fees, other than the reimbursement of certain out-of-pocket expenses. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our stock price.

Our investment portfolio contains investments in high-risk, illiquid assets

Given the nature of our investments, there is a significant risk that we will be unable to realize our investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the company in which the investment is made, changes in technology, changes in national or international economic conditions or changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.

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

Moreover, in cases where we hold publicly traded securities such as our investment in Iridium, we may be further limited in our ability to sell such securities if we sit on the board of directors of the company. In particular, our ability to dispose of investments is heavily dependent on the merger and acquisition environment and the initial public offering market, which fluctuates in terms of both the volume of transactions as well as the types of companies which are able to access the market. Furthermore, the types of investments made may require a substantial length of time to liquidate.

In addition, our investments are reported at estimated fair value at the end of each quarter and our allocable share of these gains or losses will affect our revenue, which could increase the volatility of our quarterly earnings, even though such gains or losses may have no cash impact. It generally takes a substantial period of time to realize the cash value of our principal investments. Even if an investment proves to be profitable, it may be several years or longer before any profits can be realized in cash from such investment.

We value our merchant banking portfolio and other investments each quarter using a fair value methodology, which could result in gains or losses to the firm; the fair value methodology may over- or under-state the ultimate value we will realize

As of December 31, 2009, the value of the firm’s principal investment in its merchant banking funds and Iridium was $150.4 million. The value of our investments is recorded at estimated fair value and is determined on a quarterly basis after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors, and in the case of publicly traded securities, the closing price of the security on the last day of the relevant period discounted for any legal or contractual restrictions on sale. Significant changes in the public equity markets and/or the operating results of the portfolio companies of the merchant banking funds and other principal investments may have a material effect on the fair value of our principal investments and therefore on our revenues and profitability during any reporting period. The estimated fair value at which the principal investments are carried on our books may vary significantly from period to period depending on a number of factors beyond our control. It may not be possible to sell these investments at the estimated fair values attributed to them in our financial statements.

Investors in our merchant banking funds may elect to remove us as the general partner of those funds at any time without cause. Such removal would lead to a decrease in our revenues, which could be substantial and lead, therefore, to a material adverse effect on our business

The third-party investors in our merchant funds may, subject to certain conditions, act at any time to remove us as the general partner in those funds without cause, resulting in reduction in the amounts of profit overrides we could earn from those funds. In addition to the negative impact on our revenue, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damages as well.

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

Our inability to refinance our existing revolving credit facility could adversely affect our operations. We have a revolving loan commitment from a U.S. commercial bank which currently expires on March 31, 2010 and has been extended to April 30, 2011, subject to completion of documentation. The commitment amount is currently $90.0 million and reduces to $75.0 million effective April 30, 2010 and $60.0 million effective December 31, 2010. At December 31, 2009 we had $37.2 million drawn down from the facility. We utilize the revolving loan facility to provide for our domestic cash needs, which include the funding of capital calls for GCP and GSAVP, dividend payments, share repurchases and for other corporate purposes.

We generally roll over the maturity date of our revolving loan facility annually. Our inability to extend the maturity date of the loan or renew the facility on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. There is no assurance, if our credit facility is not renewed with the current lender, that we would be able to obtain a new credit facility from a different lender. In order to repay the outstanding balance of our credit facility, we could be required to repatriate funds to the U.S., liquidate some of our principal investments or issue additional securities, in each case on terms which may not be favorable to us. Our inability to refinance the loan facility could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.

We face strong competition from far larger firms and other independent firms

The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 290 employees (including managing directors and senior advisors) as of December 31, 2009 and total revenues of $298.6 million in 2009. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased over the years as a result of substantial consolidation among companies in the investment banking industry. Since 2008, this trend of consolidation and convergence accelerated considerably as several major U.S. financial institutions consolidated, filed for bankruptcy protection, were forced to merge or received substantial government assistance. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired financial advisory practices and broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing we may be unable to compete for advisory clients in a significant part of the advisory market. In addition to our larger competitors, over the last few years, a number of new, smaller independent boutique investment banks have emerged which offer independent advisory services on a model similar to ours and some of these firms have grown rapidly.

Strategic investments, acquisitions and joint ventures, or foreign expansion may result in additional risks and uncertainties in our business

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

To fund our growth we may consider a range of financing alternatives. If we expand by recruiting new managing directors, we will incur compensation, occupancy, integration and business development costs. Depending upon the extent of our recruiting, such costs may be funded from cash from operations or other financing alternatives. If we expand by strategic investment, acquisition or joint venture, depending upon the size of the acquisition we may fund such expansion through internally generated cash flow, proceeds from bank or other borrowings, or the issuance of equity. There can be no assurance that the firm will be able to generate or obtain sufficient capital on acceptable terms to fund its expansion needs which would limit the future growth of the business.

Greenhill’s managing directors own a significant portion of the common stock of the firm and their interests may differ from those of our public shareholders

Our managing directors and their affiliated entities collectively own approximately 22% of the total shares of common stock outstanding at December 31, 2009. Robert F. Greenhill and members of his family beneficially own approximately 8% of our common stock outstanding. In addition, we have issued restricted stock units to our managing directors which, if fully vested as of December 31, 2009, would have resulted in our managing directors and their affiliates owning approximately 28% of our shares of common stock.

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

Employee misconduct could harm Greenhill and is difficult to detect and deter

There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur at our firm. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Our financial advisory business often requires that we deal with client confidences of the greatest significance to our clients, improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain advisory clients. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases.

We may face damage to our professional reputation and legal liability to our clients and affected third parties if our services are not regarded as satisfactory

As an investment banking firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial intermediaries have been increasing. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

We are subject to extensive regulation in the financial services industry

We, as a participant in the financial services industry, are subject to extensive regulation in the United States, Europe and elsewhere. In the U.S., our broker-dealer subsidiary, Greenhill & Co., LLC is subject to regulation in the United States, by the SEC and FINRA. In the U.K., our subsidiaries, Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, as well as Greenhill Capital Partners Europe LLP, are subject to regulation by the FSA. Any failure to comply with applicable laws and regulations could result in fines, suspensions of personnel or other sanctions, including revocation of the registration of us or any of our broker-dealer or investment adviser subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Some of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act of 1940. Such requirements relate to, among other things, recordkeeping and reporting requirements, disclosure requirements, custody arrangements, limitations on transactions between an advisor and its clients or between an advisor’s clients, as well as general anti-fraud prohibitions.

Our U.S. broker-dealer, our U.K. and German investment banking affiliates as well as our investment advisor subsidiaries are subject to periodic examinations by regulatory authorities. We cannot predict the outcome of any such examination. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

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

Change in applicable regulatory schemes could adversely affect our business

From time to time, the United States and other national governments in the countries in which we operate and related regulatory authorities may adopt new rules which affect our business. In 2009, the SEC proposed to adopt a new rule under the Investment Advisors’ Act which would, among other things, ban the use of placement agents by government entities. The adoption of this rule would have a material adverse impact in our fund placement advisory business and could result in a significant loss of revenue.

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

As of December 31, 2009, there were 27,977,623 shares of common stock outstanding, which is net of 5,276,648 shares of common stock held in treasury. Of the outstanding shares, 6,418,236 shares of common stock are subject to a lock-up and may not be sold until June 30, 2010, subject to certain exceptions. The lock-up was entered into by the selling shareholders in an offering of shares by them in November 2009 (which included nearly all of our pre-IPO managing directors and certain other managing directors). It restricts the transfer of all the shares owned or subsequently acquired during the lock-up period, effectively extending and broadening the five year transfer restriction agreed to by our pre-IPO managing directors in respect of the shares they received at the time of our initial public offering in May 2004.

A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding

At the time of and since our initial public offering we have awarded our directors, managing directors and other employees restricted stock units. At December 31, 2009, 2,582,513 restricted stock units were outstanding and an additional 729,640 restricted stock units were granted to employees subsequent to year end as part of the long-term incentive award program. A significant portion of the compensation of our managing directors is paid in restricted stock units. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest either ratably over a five year period beginning on the first anniversary of the grant date or do not vest until the fifth anniversary of their grant date, when they vest in full. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Assuming all of the conditions to vesting are fulfilled, shares in respect of the 2,582,513 restricted stock units that were outstanding as of December 31, 2009 would be issued as follows: 739,296 shares in 2010, 687,301 shares in 2011, 361,926 shares in 2012, 684,173 shares in 2013 and 109,817 shares in 2014. We have generally repurchased a portion of the common stock issued to our employees upon vesting of restricted stock units to permit the payment of tax liabilities. Further, we have historically repurchased in the open market and through privately negotiated transactions a significant number of our shares of common stock. If we were to cease to or were unable to repurchase shares of common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.

The market price of our common stock may decline

The price of the common stock may fluctuate widely, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, the performance of our principal investments, including Iridium, changes in general economic or market conditions and broad market fluctuations. Since a significant portion of the compensation of our managing directors and certain other employees is paid in restricted stock units, a decline in the price of our stock may adversely affect our ability to retain key employees, including our managing directors. Similarly, our ability to recruit new managing directors may be adversely affected by a decline in the price of our stock.

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

Forward-looking statements include, but are not limited to, the following:

•	the statements about our policy that our total compensation and benefits, including that payable to our managing directors and senior advisors, will not exceed 50% of total revenues each year in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation and Benefits”;

•	the statement about our expectation that revenues from our financial advisory business will continue to account for the majority of our revenues and the revenues from our merchant banking management business will decline over time in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•	the statement about our expectations that we expect to exit our merchant banking management business and related activities over time in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•	the statement about our intention to liquidate our merchant banking and other principal investments over time in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•	the statement about new managing directors adding incrementally to our revenue and income growth potential in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•	the statements about our expected annual fees from our merchant banking funds in 2010 and thereafter in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Merchant Banking and Other Investment Revenues”;

•	the statement about our simple business model as an independent, unconflicted advisor creating opportunities for us to attract new clients and providing us with excellent recruiting opportunities to further expand our industry expertise and geographic reach in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•	the statement about our expectation that it is not likely in the near-term that we will exceed the profit threshold for each fund and recognize profit override revenue in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Merchant Banking and Other Investment Revenues”;

•	the statement about our expectation that non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Compensation Expenses”;

•	the statement about the reduction in our borrowing needs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”; and

•	the discussion of our ability to meet liquidity needs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.	Properties

At December 31, 2009, we occupied ten offices, all of which are leased. Our headquarters are located at 300 Park Avenue, New York, New York, and comprise approximately 70,000 square feet of leased space. In June 2009 we entered into a new lease for our existing New York office space and additional space. The new lease commences in September 2010 and will cover approximately 105,000 square feet of leased space expiring in 2020 (with options to renew through 2030). We have agreed to sublet approximately 15,000 square feet of this space to GCP Capital Partners Holdings LLC beginning in January 2011 for a period of 3 to 5 years. In London, we lease approximately 19,000 square feet of office space at Lansdowne House, 57 Berkeley Square in London, pursuant to lease agreements expiring in 2013. Our Frankfurt office is located at Neue Mainzer Strasse 52 and consists of approximately 13,000 square feet of leased space, pursuant to a lease agreement expiring in 2015 (with an option to renew for five years). Our Dallas office is located at 300 Crescent Court and consists of approximately 6,000 square feet, pursuant to a lease agreement expiring in 2013. Our Toronto office is located at 79 Wellington Street West and consists of approximately 5,000 square feet, pursuant to a lease agreement expiring in 2014. Our San Francisco office is located at One California Street and consists of approximately 4,000 square feet pursuant to a lease agreement expiring in 2013. Pursuant to a lease agreement expiring in 2010 our Tokyo office is located at the Marunouchi Building and consists of approximately 2,000 square feet. Our Chicago office is located at 155 North Wacker Drive and consists of approximately 8,000 square feet pursuant to a lease agreement expiring in 2019. Our Los Angeles office is located at 10250 Constellation Boulevard and consists of approximately 3,000 square feet pursuant to a lease agreement expiring in 2011. Our Houston office is located at 1301 McKinney Street and consists of approximately 5,000 square feet pursuant to a lease agreement expiring in 2015.

Item 3.	Legal Proceedings

The firm is from time to time involved in legal proceedings incidental to the ordinary course of its business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2009.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers are Scott L. Bok (Co-Chief Executive Officer), Simon A. Borrows (Co-Chief Executive Officer), Robert H. Niehaus (Chairman, Greenhill Capital Partners), Richard J. Lieb (Chief Financial Officer), Harold J. Rodriguez, Jr. (Chief Administrative Officer, Chief Compliance Officer and Treasurer), and Ulrika Ekman (General Counsel and Secretary). Set forth below is a brief biography of each executive officer.

Scott L. Bok, 50, has served as our Co-Chief Executive Officer since October 2007, served as our U.S. President from January 2004 until October 2007 and has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of Iridium Communications Inc. (f/k/a GHL Acquisition Corp.). He has also served as a member of the Board of Directors of Heartland Payment Systems (2001 — 2005) and Republic Group Insurance (2003 — 2007).

Simon A. Borrows, 51, has served as our Co-Chief Executive Officer since October 2007, served as our Non-U.S. President from January 2004 until October 2007 and been a member of our Management Committee since its formation in January 2004. In addition, Mr. Borrows has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Borrows joined Greenhill as a managing director in June 1998. Prior to joining Greenhill, Mr. Borrows was the managing director of Baring Brothers International Limited (the corporate finance division of ING Barings), a position Mr. Borrows had held since 1995. Mr. Borrows was a director of Baring Brothers from 1989 to 1998. Prior to joining Baring Brothers in 1988, Mr. Borrows worked in the corporate finance department of Morgan Grenfell.

Robert H. Niehaus, 54, has served as the Chairman of Greenhill Capital Partners since June 2000. Mr. Niehaus has been a member of our Management Committee since its formation in January 2004. Mr. Niehaus is also a member of the Investment Committee of Greenhill Capital Partners Europe and GSAVP. Mr. Niehaus joined Greenhill in January 2000 as a managing director to begin the formation of Greenhill Capital Partners. Since December 2009 Mr. Niehaus has also been Chairman of GCP Capital Partners Holdings LLC. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a managing director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a $2.2 billion private equity investment fund, from 1992 to 1999, and was vice chairman and a director of Morgan Stanley Capital Partners III, L.P., a $1.8 billion private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the chief operating officer of Morgan Stanley’s merchant banking department from 1996 to 1998. Mr. Niehaus is a director of Iridium. Mr. Niehaus is a member of the board of directors of Iridium Communications Inc. (f/k/a GHL Acquisition Corp.). He has also served as a member of the Board of Directors of Crown Castle Communications (and its predecessor Global Signal, 2002 — 2006), Crusader Energy Group (2006 — 2009), EXCO Resources (2003 — 2009), Heartland Payment Systems (2001 — 2007), American Italian Pasta Company (1992 — 2007), and Republic Group Insurance (2003 — 2007).

Richard J. Lieb, 50, became Chief Financial Officer of Greenhill in March 2008. Mr. Lieb has been a member of our Management Committee since March 2008. Mr. Lieb joined Greenhill in April 2005 as a Managing Director, having spent 20 years at Goldman Sachs where he headed the real estate investment banking department from 2000 to 2005.

Harold J. Rodriguez, Jr., 54, has served as our Chief Administrative Officer since March 2008 and was Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as Chief Compliance Officer and Treasurer. From November 2000 through December 2003, Mr. Rodriguez was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners since he joined Greenhill in June 2000. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked with Ernst & Young, where he was a senior manager specializing in taxation.

Ulrika Ekman, 47, has served as our General Counsel and Secretary from May 2004 to March 2008 and again since July 2009. Between April 2008 and July 2009, Ms. Ekman served as our Co-Head of U.S. Mergers and Acquisitions. Ms. Ekman is also a member of our Management Committee. Prior to joining Greenhill, Ms. Ekman was a partner in the mergers and acquisitions group of the corporate department of Davis Polk & Wardwell, where she practiced law since 1990.

Our Board of Directors has seven members, three of whom are employees (Robert F. Greenhill, Scott L. Bok and Simon A. Borrows) and four of whom are independent (Robert T. Blakely, John C. Danforth, Steven F. Goldstone and Stephen L. Key). A brief biography of each of Messrs. Blakely, Danforth, Greenhill, Goldstone and Key is set forth below.

Robert F. Greenhill, 73, our founder, has served as our Chairman since the time of our founding in 1996, served as Chief Executive Officer from 1996 until October 2007 and was a member of our Management Committee from its formation in January 2004 until October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was chairman and chief executive officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.

Robert Blakely, 68, has served on our Board of Directors since April 2009. Since 2008, Mr. Blakely has served as the President of Performance Enhancement Group, a position he previously held from 2002 to 2003. From February 2006 to January 2008, Mr. Blakely served as Executive Vice President of Fannie Mae and from February 2006 to August 2007, as its Chief Financial Officer. From 2003 to 2006, Mr. Blakely served as Executive Vice President and Chief Financial Officer of MCI. Mr. Blakely is a member of the board of directors of Westlake Chemical Corporation, Natural Resource Partners L.P. and GMAC Inc. Mr. Blakely is also Vice Chairman of the Board of Trustees of the Financial Accounting Federation, the oversight body for the Accounting Standards Board.

John C. Danforth, 73, has served on our Board of Directors since February 2005. He served as the United States Representative to the United Nations between July 2004 and January 2005 and, except during his service at the United Nations, has been a Partner in the law firm of Bryan Cave LLP since 1995. He served in the United States Senate from 1976 to 1995. Senator Danforth is a director of Cerner Corporation. He is ordained to the clergy of the Episcopal Church.

Steven F. Goldstone, 64, has served on our Board of Directors since July 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was chairman and chief executive officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also non-executive chairman of ConAgra Foods, Inc. and a director of Merck & Co.

Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standards Companies, Inc.) from 2002 until 2008.

Stephen L. Key, 66, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key is also a member of the Board of Directors of First Wind Holdings, LLC. Mr. Key serves as a member of the Board of Directors of 1- 800 — Contacts, Inc. from 2005 and served as a member of the Board of Directors of Sitel, Inc. from 2007 until 2008.

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

	Fiscal 2009
			Dividends per
	Sales Price		share of
	High	Low	common stock

First quarter	$76.07	$55.41	$0.45
Second quarter	84.97	66.21	0.45
Third quarter	93.85	71.36	0.45
Fourth quarter	96.09	79.28	0.45

	Fiscal 2008
			Dividends per
	Sales Price		share of
	High	Low	common stock

First quarter	$79.64	$50.51	$0.45
Second quarter	75.40	52.50	0.45
Third quarter	92.90	45.42	0.45
Fourth quarter	77.40	54.65	0.45

As of February 19, 2010, there were approximately 7 holders of record of the firm’s common stock.

On February 19, 2010, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $75.55 per share.

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

ASSUMES $100 INVESTED ON MAY 6, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2009

The following table provides information as of December 31, 2009 regarding securities issued under our equity compensation plans that were in effect during fiscal 2009.

Number of Securities
		Number of			Remaining Available
		Securities to be	Weighted-Average		for Future Issuance
		Issued Upon	Exercise Price		Under Equity
		Exercise of	of		Compensation Plans
		Outstanding	Outstanding		(Excluding
		Options,	Options,		Securities
		Warrants and	Warrants		Reflected in the
	Plan Category	Rights	and Rights		Second Column)

Equity compensation plans approved by security holders	Equity Incentive Plan(1)	2,582,513	$—	(2)	25,737,329
Equity compensation plans not approved by security holders	None	—	—		—

Total		2,582,513	$—		25,737,329

(1)	Our amended Equity Incentive Plan was approved by our security holders in April 2009. See “Note 11 — Restricted Stock Units” of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

(2)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.

Share Repurchases in the Fourth Quarter of 2009

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased under the
Period	Shares Purchased(1)	Paid Per Share	Programs	Plans or Programs

October 1 – October 31	—	$—	—	$—
November 1 – November 30	—	—	—	—
December 1 – December 31	289,050(2)	84.36	—	—

(1)	Excludes 8,617 shares the firm is deemed to have repurchased at $87.81 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	On December 22, 2009, we sold certain assets relating to our merchant banking business to Robert H. Niehaus and V. Frank Pottow in exchange for 289,050 shares of our common stock.

Item 6.	Selected Financial Data

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share and number of employee data)

Statement of Income Data:
Total revenues	$298,646	$221,873	$400,422	$290,646	$221,152
% change from prior year	35%	(45%)	38%	31%	46%
Employee compensation and benefit expense	138,298	102,050	183,456	134,134	102,441
Non-compensation expense	46,455	41,965	39,765	37,355	28,711

Income before taxes	113,893	77,858	177,201	119,157	90,000
Provision for taxes	42,736	29,392	61,833	41,633	32,636
Net income allocated to common shareholders	71,240	48,978	115,276	75,666	55,532
Diluted average shares outstanding	29,754	28,214	28,728	29,628	30,672
Diluted earnings per share	2.39	1.74	4.01	2.55	1.81
Balance Sheet Data:
Total assets	$328,389	$265,779	$374,213	$297,731	$235,605
Total liabilities	94,836	65,712	229,670	140,326	116,996
Stockholders’ equity	232,052	198,249	142,290	155,174	115,379
Noncontrolling interests	1,501	1,818	2,253	2,231	3,230
Total equity	233,553	200,067	144,543	157,405	118,609
Dividends declared per share	1.80	1.80	1.26	0.70	0.44
Selected Data and Ratios (unaudited)
Income before taxes as a percentage of revenues	38%	35%	44%	41%	41%
Revenues per employee(a)	$1,140	$991	$1,930	$1,651	$1,591
Employees at year-end(b)(c):
North America	187	150	131	116	90
Europe	93	81	83	85	61
Asia	10	3	—	—	—

Total employees	290	234	214	201	151

(a)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year.

(b)	Includes our managing directors and senior advisors.

(c)	Includes 27 employees in 2009 who were active in our merchant banking business and are expected to leave the firm after a transition period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Greenhill is an independent investment banking firm that (i) provides financial advice on significant mergers, acquisitions, financings, restructurings and similar corporate finance matters as well as fund placement services for private equity and other financial sponsors and (ii) manages and invests in merchant banking funds and makes other principal investments. We act for clients located throughout the world from offices in New York, London, Frankfurt, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles and San Francisco. Our activities constitute a single business segment with two principal sources of revenue:

•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement advisory; and

•	Merchant banking, which includes the management of outside capital invested in the firm’s merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II and GCP Europe, the “Greenhill Funds”), and the firm’s principal investments in the Greenhill Funds, Iridium, other merchant banking funds and other investments.

In the fourth quarter of 2009 we announced our intention to separate our merchant banking business to focus entirely on our financial advisory business, and in connection with that decision we sold certain assets of our merchant banking business (including the right to raise successor funds) to certain of our employees engaged in that business. After a transition period, which we expect to end in December 2010 in the case of GCP, our merchant banking funds will be managed by an independent company although we will retain our principal investments in the merchant banking funds and intend to liquidate those investments over time.

Historically, our financial advisory business has accounted for the majority of our revenues. However, there have been periods, such as the third quarter of 2009, the second quarter of 2008 and the first quarter of 2006, in which the revenues of our merchant banking business have outweighed our financial advisory revenues. Since 2005, our first full year as a public company, our financial advisory business has generated approximately 80% of total revenues and our merchant banking and other investment activities have generated approximately 20% of our total revenue. As a result of our plans to exit the merchant banking business over time, the fees we generate from our management of outside capital in the merchant banking funds will decline in 2010 and thereafter, and we do not expect any gains attributable to our profit overrides in our merchant banking funds to be a meaningful portion of our revenues. Since we will retain our existing principal investments in the merchant banking funds and Iridium we will continue to generate realized and unrealized investment gains (or losses) until such investments are liquidated.

The main driver of the financial advisory business is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. We have recruited and plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. We expect these hires will, over time, add incrementally to our revenue and income growth potential. In total, we recruited 14 Managing Directors in 2009, increasing our Managing Director count on a net basis by 30%. This group of experienced bankers brings us sector expertise in Consumer Goods, Financial Services, Gaming and Hospitality, Infrastructure, and new offices in Houston and Los Angeles.

The principal drivers of our merchant banking revenues are management fees paid by our merchant banking funds, realized and unrealized gains on investments and profit overrides, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices.

At December 31, 2009, we had three merchant banking funds which are actively investing and we have assets under management in those funds of $1.3 billion. As a result of the separation of the merchant banking business, we do not expect to generate any fee revenue from our management of these funds after the completion of a transition period which is expected to end in December 2010 in the case of GCP. In addition, as of December 31, 2009, we owned approximately 12% of Iridium Common Stock.

Our revenues can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of our investment gains (or losses) and other factors. Accordingly, the revenues and net income in any particular year may not be indicative of future results.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors.” Revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial advisory revenues were $216.0 million in the year ended December 31, 2009 compared to $218.2 million in the year ended December 31, 2008, which represents a decrease of 1%. At the same time, worldwide completed M&A volume decreased by 40%, from $2,855 billion in 2008 to $1,725 billion in 2009(2).

Since July 2007 the financial markets have experienced a sharp contraction in credit availability and global M&A activity. Recent levels of capital markets volatility and an uncertain macroeconomic outlook have further contributed to a volatile and uncertain environment for evaluating many assets, securities and companies, which has created a more difficult environment for M&A activity. There is considerable uncertainty as to how much longer this difficult economic environment may last, although many market participants and observers have noted the beginning of a potential upturn in transaction activity. Because we earn a majority of our financial advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, financing, restructuring or similar transaction or the closing of a fund, our financial advisory business has been negatively impacted and may be further impacted by a reduction in M&A activity. We believe, however, that our simple business model as an independent, unconflicted adviser will create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach.

Merchant banking and other investment revenues were $82.6 million for the year ended December 31, 2009 compared to $3.7 million for the year ended December 31, 2008, which represents an increase of $78.9 million. Our 2009 merchant banking revenue included an unrealized gain of $42.2 million resulting from our investment in Iridium and a $21.8 million gain related to the sale of certain merchant banking assets.

The economic and market environment remained difficult in 2009. Adverse changes in general economic conditions, commodity prices, credit and public equity markets, including a decline in the share price of Iridium, could impact negatively the amount of financial advisory and merchant banking revenue realized by the firm.

(2)     Source: Global M&A completed transaction volume for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Source: Thompson Financial as of January 19, 2010.

Results of Operations

The following tables set forth data relating to the firm’s sources of revenues:

Historical Revenues by Source

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions)

Financial advisory fees	$216.0	$218.2	$366.7	$209.8	$142.1
Merchant banking & other revenues	82.6	3.7	33.7	80.8	79.1

Total revenues	$298.6	$221.9	$400.4	$290.6	$221.2

Financial Advisory Revenues

Historical Financial Advisory Revenues by Client Location

	For the Year Ended December 31,
	2009	2008	2007	2006	2005

North America	65%	53%	37%	50%	44%
Europe	34%	44%	61%	49%	55%
Asia, Latin America & Other	1%	3%	2%	1%	1%

Historical Financial Advisory Revenues by Industry

	For the Year Ended December 31,
	2009	2008	2007	2006	2005

Financial Services	19%	18%	26%	10%	12%
Healthcare	16%	8%	1%	21%	—
Technology	10%	1%	2%	4%	2%
Consumer Goods & Retail	8%	7%	20%	4%	8%
Energy & Utilities	8%	13%	6%	7%	6%
Fund Placement	2%	2%	—	—	—
Real Estate, Lodging & Leisure	2%	8%	5%	4%	1%
Communications & Media	1%	11%	12%	15%	21%
General Industrial & Other	34%	32%	28%	35%	50%

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

A majority of our financial advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring or similar transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. In certain client engagements, often those involving financially distressed companies, we earn a significant portion of our revenue in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment but are not necessarily linked to the end result.

We do not allocate our financial advisory revenue by type of advice rendered (M&A, financing advisory and restructuring, or other) because of the complexity of the assignments for which we earn revenue. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed client. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring. Finally, an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa.

2009 versus 2008.  Financial advisory revenues were $216.0 million for the year ended December 31, 2009 compared to $218.2 million for the year ended December 31, 2008, which represents a decrease of 1%. The slight decrease in our financial advisory fees in 2009 as compared to 2008 resulted from a decrease in the scale of completed assignments partially offset by an increase in the volume of active engagements.

Prominent financial advisory assignments completed in 2009 include:

•	the acquisition by Roche Holding Ltd. of the outstanding publicly held interest in Genentech, Inc;

•	the sale by TUI AG of its shipping division Hapag-Lloyd AG to Albert Ballin Holding GmbH & Co. KG;

•	the representation of The Dow Chemical Company during its negotiations pertaining to the Rohm & Haas settlement resolution;

•	the representation of BearingPoint, Inc. on the sale of substantially all of its assets pursuant to a Section 363 process under Chapter 11;

•	the sale of nine of Dynegy Inc.’s power plants to LS Power Equity Partners;

•	the acquisition by Validus Holdings Ltd. of IPC Holdings Ltd.;

•	the acquisition by Emerson Electric Co. of Avocent Corporation;

•	the acquisition by Wells Fargo & Company of Prudential Financial’s noncontrolling interest in their retail brokerage joint venture; and

•	the financial restructuring of NCI Building Systems.

We earned financial advisory revenue from 78 different clients in 2009, compared to 65 in 2008. We earned $1 million or more from 43 clients in 2009, compared to 37 in 2008, of which 47% were new to the firm in 2009 compared to 24% in 2008. The ten largest fee-paying clients contributed 41% and 54% to our total revenues in 2009 and 2008, respectively, and only four of those clients had in any prior year been among our ten largest fee-paying clients. One client represented approximately 10% of total revenues in 2009 and a different client represented approximately 10% of total revenues in 2008.

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

We earned financial advisory revenue from 65 different clients in 2008, compared to 74 in 2007. We earned $1 million or more from 37 clients in 2008, compared to 47 in 2007 of which 24% were new to the firm in 2008 compared to 34% in 2007. The ten largest fee-paying clients contributed 54% and 56% to our total revenues in 2008 and 2007, respectively, and only one of those clients had in any prior year been among our ten largest fee-paying clients. One client represented approximately 10% of total revenues in 2008 and a different client represented approximately 12% of total revenues in 2007.

Merchant Banking and Other Investment Revenues

Our merchant banking activities currently consist primarily of the management of and our investment in Greenhill’s merchant banking funds: GCP I, GCP II, GSAVP and GCP Europe, and our investment in Iridium. The following table sets forth additional information relating to our merchant banking and other investment revenues:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)

Management fees	$17.4	$19.2	$17.3	$15.2	$11.4
Net realized and unrealized gains (losses) on investments in merchant banking funds	3.5	(17.5)	7.0	27.1	32.0
Net realized and unrealized merchant banking profit overrides	(0.7)	(2.7)	1.8	34.6	32.3
Other realized and unrealized investment income	40.3	1.1	2.2	0.8	0.5
Sale of certain merchant banking assets	21.8	—	—	—	—
Interest income	0.3	3.6	5.4	3.1	2.9

Total merchant banking and other investment revenues	$82.6	$3.7	$33.7	$80.8	$79.1

We manage four separate families of merchant banking funds: GCP I, GCP II, GCP Europe and GSAVP.

					Remaining
					Commitment
				Amount	Outstanding
		Year	Total	Committed	by the
Fund	Type of Fund	Commenced	Commitments	by the Firm(1)	Firm(2)

GCP I	North America, merchant banking	2000	$423.2 million	$30.1 million	$0.0 million
GCP II	North America, merchant banking	2005	$875.0 million	$87.6 million	$16.1 million
GSAVP	Northeastern United States; venture capital	2006	$101.5 million	$10.9 million	$4.9 million

GCP Europe	UK and Europe; merchant banking	2007	£191.2 million	£25.0 million	£15.7 million

(1)	Commitment amounts are stated as of the relevant closing dates of the respective funds with the exception of GCP I, which reflects the commitments after giving effect to its 2004 reorganization.

(2)	Commitment amount outstanding at December 31, 2009.

We generate merchant banking and other investment revenue from (i) management fees paid by the funds we manage, (ii) gains (or losses) on our investments in the merchant banking funds, Iridium and similar vehicles, and (iii) profit overrides. In addition, in 2009 our merchant banking and other investment revenue included the gain related to our sale of certain merchant banking assets.

We earn management fees on capital committed to our merchant banking funds generally ranging from 1.5% to 2.5% of committed capital during the 5 year commitment period and ranging from 1.0%

to 2.0% of invested capital after the termination of the applicable commitment period. In 2009, we earned annual fees from our merchant banking funds of $17.4 million, and we expect such amount to decline following the termination of the investment period for GCP II in June 2010. The amount of management fees earned from a fund after the termination of the commitment period declines because our fee percentage is lower and the fee calculation is based upon invested capital instead of committed capital. Invested capital will decrease as the investments are liquidated.

As a result of our plan to exit the merchant banking business beginning in 2010 the fees we generate from the management of outside capital in our merchant banking funds will decline over time. Furthermore, we expect the full amount of any management fees recorded by us will be used to pay the compensation for and expenses associated with the management of our merchant banking business; any excess will be distributed to GCP Capital Partners Holdings LLC.

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. In addition, we recognize the consolidated earnings of the general partners of these funds in which we have a majority economic interest, offset by allocated expenses of the funds. To the extent we make other principal investments, such as Iridium, we will also recognize revenue based on the realized and unrealized gains (or losses) from such investments on a quarterly basis. We record our investments at estimated fair value. The value of our merchant banking fund investments in privately held companies is determined on a quarterly basis by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by our merchant banking funds as well as those held directly by us in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the fair value of the investments from quarter to quarter. Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations.

As the general partner of our merchant banking funds, we are entitled to receive from the funds an override of the profits of the funds after certain performance hurdles are met; whether these hurdles can be met will depend on the underlying fair value of each portfolio company. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). A significant portion of the overrides, if any, will be paid out as employee compensation to those employees who focus primarily on our merchant banking business. As of December 31, 2009, the net internal rate of return of each investment in GCP II, GCP Europe and GSAVP was negative and we have not recognized profit overrides from these investments. Unless we have significant gains in the portfolio companies in each fund it is not likely in the near-term that we will exceed the profit threshold for each fund and recognize profit override revenue.

We also recognize gains or losses from our investment in Iridium based on the fair market value of our investment as of the end of any period. As a result of the completion of the acquisition of Iridium by GHLAC in September 2009 we recognized a gain in 2009 of $42.2 million on our investment in Iridium. As of December 31, 2009, we owned 8,924,016 shares of Iridium Common Stock (NASDAQ — IRDM) and 4,000,000 Iridium $11.50 Warrants (NASDAQ- IRDMZ), or approximately

12% of the Iridium Common Stock on a fully diluted basis. Declines in the fair market value of Iridium may adversely affect the amount of merchant banking and other investment revenue recorded in any period.

On December 22, 2009, we completed the sale of certain assets relating to our merchant banking business to GCP Capital Partners Holdings LLC, which is principally owned by Robert H. Niehaus (with no ownership by the firm) in exchange for 289,050 shares of the firm’s common stock, and we recognized a gain in 2009 of $21.8 million. We deferred approximately $2.6 million of additional gain on the sale which will be earned under the terms of the agreements with portions of the remaining gain being recognized over the next two to five years. The assets transferred include the rights to launch successor merchant banking funds, the investment track record, and the existing work force. In connection with the sale the firm entered into a non-compete agreement with GCP Capital Partners Holdings LLC and agreed to license certain of the firm’s trademarks to GCP Capital Partners Holdings LLC for a period of time. We also agreed to sublease a portion of the premises occupied by our New York office to GCP Capital Partners Holdings LLC. In addition, we agreed that any management fees received by us from the merchant banking funds will be used to pay the compensation and expenses associated with the management of the merchant banking business; any excess will be distributed to GCP Capital Partners Holdings LLC. Finally, the share of any profit overrides earned by the merchant banking funds to which we will be entitled was reduced for investments made by the merchant banking funds after January 1, 2010 to 1 out of 20 points from 10 out of 20 points.

2009 versus 2008.  For the year ended December 31, 2009, the firm earned $82.6 million in merchant banking and other revenues compared to $3.7 million in 2008, an increase of $78.9 million. The increase in merchant banking and other investment revenue resulted primarily from the $42.2 million unrealized gain on the firm’s investment in Iridium and the $21.8 million gain related to the sale of certain merchant banking assets in connection with the separation of the merchant banking business. In 2009 there was a slight increase in the fair market value of our investments in the merchant banking funds as compared to a decline in the fair market value of the merchant banking funds in 2008. The decrease in management fees in 2009 as compared to 2008 related to the payment of a transaction fee by a merchant banking portfolio company in 2008, which offset fees payable in 2009.

During 2009 GCP (and the firm) recognized gains from thirteen portfolio companies and recorded losses on nine portfolio companies. In 2008 GCP (and the firm) recognized gains related to nine portfolio companies and recorded losses related to seventeen portfolio companies. The gain recognized by the firm on its investment in Iridium in 2009 contributed more than 10% to total revenues. The firm had no gains on investments in 2008 that contributed more than 10% to total revenues.

2008 versus 2007.  For the year ended December 31, 2008, the firm earned $3.7 million in merchant banking and other investment revenue compared to $33.7 million in 2007, a decrease of 89%. The decrease principally resulted from a decline in the fair market value of merchant banking funds and reversal of overrides accrued in prior periods in GCP I, offset by slightly higher asset management fees resulting principally from greater assets under management. During 2008 GCP (and the firm) recognized gains from nine of our portfolio companies and recorded losses on seventeen portfolio companies. In 2007 GCP (and the firm) recognized gains related to twelve portfolio companies and recorded losses related to seven portfolio companies. The firm had no gains on investments in 2008 or 2007 that contributed more than 10% to total revenues in those years.

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

Operating Expenses

Our total operating expenses for the year ended December 31, 2009 were $184.8 million, which compares to $144.0 million of total operating expenses for the year ended December 31, 2008. The increase of $40.8 million, or 28%, relates principally to an increase in compensation expense described in more detail below. The pre-tax income margin was 38% in 2009 compared to 35% in 2008.

We classify operating expenses as employee compensation and benefits expense and non-compensation expenses. Management does not separately evaluate operating expenses by financial advisory and merchant banking activities.

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

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Year Ended December 31,
	2009	2008	2007
	(in millions, except employee data)

Number of employees at year end	290	234	214
Employee compensation and benefits expense	$138.3	$102.0	$183.5
% of revenues	46%	46%	46%
Non-compensation expense	46.5	42.0	39.7
% of revenues	16%	19%	10%
Total operating expense	184.8	144.0	223.2
% of revenues	62%	65%	56%
Total income before taxes	113.9	77.9	177.2
Pre-tax income margin	38%	35%	44%

Compensation and Benefits Expenses

The principal component of our operating expenses is employee compensation and benefits expense. It is our policy that our total compensation and benefits, including that payable to our managing directors and senior advisors, will not exceed 50% of total revenues each year (although we retain the ability to change this policy in the future). The actual compensation expense ratio is determined by management in consultation with the Compensation Committee and based on such factors as the relative level of revenues, the anticipated compensation requirements (which may vary depending on the level of recruitment of new managing directors in any given period and other factors), and the level of other costs and expenses.

The compensation we pay to our employees consists of base salary and benefits, annual incentive compensation payable as cash bonus awards and long-term incentive compensation awards of restricted stock units. Base salary and benefits are paid ratably throughout the year. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including the performance of the firm and are generally paid annually in February following year end. Awards of restricted stock units are also discretionary and amortized to compensation expense (based upon the value of the award at the time of grant) during the service period over which the award vests, which is generally five years. As we expense these awards, the restricted stock units recognized are recorded within stockholders’ equity. In January 2010, our employees were granted 729,640 restricted stock units as part of the long-term incentive award program.

2009 versus 2008.  For the year ended December 31, 2009, our employee compensation and benefits expenses were $138.3 million, which compares to $102.0 million of compensation and benefits expense for the year ended December 31, 2008. The increase of $36.3 million or 36% is due to the higher level of revenues in 2009 compared to 2008. For the year ended December 31, 2009, the ratio of compensation to revenues was 46%, which was the same as 2008.

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

Non-Compensation Expenses

Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation, interest expense and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

Over the long-term we expect that our non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments.

2009 versus 2008.  For the year ended December 31, 2009, our non-compensation expenses were $46.5 million, which compared to $42.0 million for the year ended December 31, 2008, representing an increase of $4.5 million or 11%. The increase is principally related to the absence of foreign currency gains compared with 2008, higher professional fees attributable to the sale of certain merchant banking assets and an advisory assignment, higher occupancy costs related to the addition of new offices, partially offset by decreased interest expense due to lower average borrowings outstanding.

Non-compensation expenses as a percentage of revenues were 16% and 19% for the years ended December 31, 2009 and 2008, respectively. The decrease in non-compensation expenses as a percentage of revenue in the year ended December 31, 2009 as compared to the same period in the prior year reflects higher expenses spread over significantly higher revenues.

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

The firm’s non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in annual revenue amounts, the amount of recruiting and business development activity, the amount of office expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of our short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular year may not be indicative of the non-compensation expenses as a percentage of revenue in future years.

Provision for Income Taxes

We are subject to federal, foreign and state and local corporate income taxes. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.

2009 versus 2008.  For the year ended December 31, 2009, the provision for taxes was $42.7 million, which reflects an effective tax rate of 38%. This compares to a provision for taxes for the year ended December 31, 2008 of $29.4 million, which also reflects an effective tax rate of 38% for the year. The increase in the provision for income taxes in 2009 as compared to 2008 principally results from higher pre-tax income. The effective tax rate for 2009 reflected the benefit of the sale of certain merchant banking assets, which was structured as a tax-free transaction, offset by a significantly greater portion of our 2009 earnings generated in the U.S., which is a relatively higher corporate tax jurisdiction.

2008 versus 2007.  For the year ended December 31, 2008, the provision for taxes was $29.4 million, which reflects an effective tax rate of 38%. This compares to a provision for taxes for the year ended December 31, 2007 of $61.8 million, which reflects an effective tax rate of approximately 35%. The decrease in the provision for taxes in 2008 as compared to 2007 principally results from lower pre-tax income partially offset by a slightly higher effective tax rate as a greater proportion of our pre-tax income was earned in higher tax rate jurisdictions during 2008 as compared to 2007.

The effective tax rate can fluctuate as a result of variations in the relative amounts of financial advisory and investment income earned in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Geographic Data

For a summary of the total revenues, income before minority interest and tax and total assets by geographic region, see “Note 15 — Business Information” to the consolidated financial statements.

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

We generate cash from both our operating activities in the form of financial advisory fees, asset management fees and our merchant banking and other principal investments principally in the form of distributions of investment proceeds. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, investments in merchant banking funds, payment of dividends, repurchase of shares of our stock and leasehold improvements.

Because a portion of the compensation we pay to our employees is distributed in annual bonus awards in February of each year, our net cash balance is generally at its lowest level during the first quarter and accumulates throughout the remainder of the year. Our cash balances generally accumulate from our operating activities during the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions where collections may take longer due to court-ordered holdbacks and fees generated through our fund placement advisory services, which are generally paid in installments over a period of three years. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2010, cash bonuses and accrued benefits of $30.5 million relating to 2009 compensation were paid to our employees. In addition, we expect to pay approximately $5.8 million in early 2010 related to income taxes owed for the year ended December 31, 2009.

Since our initial public offering we have used a portion of our cash reserves to repurchase shares of our common stock, pay dividends and make investments. Our commitments to our merchant banking funds may require us to fund capital calls on short notice. On the other hand, distributions from our merchant banking funds are generally made shortly after proceeds are received by the funds. We are unable to predict the timing or magnitude of share repurchases, capital calls or distribution of investment proceeds.

Our merchant banking funds typically invest in privately held companies. The ability of our merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term. Similarly, our investment in Iridium is restricted from sale until late September 2010 (or until late March 2010 in the case of a registered offering) and our ability to sell all or a portion of our investment is subject to factors such as general economic, sector and stock market conditions which we cannot control. However, following the lapse of the resale restrictions, it is our intention to monetize our position in a disciplined manner over a significant period of time dependent on market conditions.

Pursuant to the agreements entered into in connection with the sale of certain of our merchant banking assets we no longer receive any economic benefit from the management of the existing merchant banking funds. Specifically, beginning in 2010, we expect the full amount of any management fees recorded by us for accounting purposes will be used to pay the compensation for and expenses associated with the management of our merchant banking business, and any excess will be distributed to GCP Capital Partners Holdings LLC. We will, however, retain our existing investments in the merchant banking funds and plan to liquidate those investments over time. We do not expect that any gains attributable to our interest in the profit overrides of the merchant banking funds will contribute meaningful amounts of cash to our balance sheet.

As of December 31, 2009, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP and GCP Europe and other merchant banking and related activities of $46.5 million. These commitments, which may not be drawn in full, are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates. In January 2010 we funded capital calls of $13.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”

To provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes we have a revolving bank loan facility. Borrowings under the facility are secured by all management fees earned by our domestic merchant banking funds and any cash distributed in respect of their partnership interests in GCP I, GCP II and GSAVP, as applicable. Interest on borrowings is based on the higher of Prime Rate or 4.00%. The revolving loan commitment, which currently expires on March 31, 2010, has been extended to April 30, 2011, subject to completion of certain documentation. The commitment amount is currently $90.0 million and reduces to $75.0 million effective April 30, 2010 and $60.0 million effective December 31, 2010 and is subject to borrowing base limitations. The borrowing rate will remain the same as the current facility. In conjunction with our plan to exit from the merchant banking business we will significantly reduce our commitments to successor merchant banking funds thereby reducing our borrowing needs. At December 31, 2009 we had $37.2 million of borrowings outstanding on the loan facility.

As of December 31, 2009 we had cash and cash equivalents on hand of $74.5 million, of which $42.2 million were held outside the U.S. We are subject to federal income tax on our domestic earnings and that portion of our foreign earnings which we repatriate. It has been our policy to retain approximately 50% of our foreign earnings within our foreign operating units to minimize our global tax burden and to fund our foreign investment needs. However, in the event our cash needs in the U.S. exceed our cash reserves and availability under the revolving loan facility, we may repatriate additional cash from our foreign operations, which could result in an incremental tax charge.

During 2009, we are deemed to have repurchased 138,325 shares of our common stock at an average price of $69.73 per share as a result of the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. On December 22, 2009, we repurchased 289,050 shares of our common stock held by Robert H. Niehaus and V. Frank Pottow as part of our plan to exit the merchant banking business.

We evaluate our cash operating position on a regular basis in light of current market conditions. Our recurring monthly operating disbursements consist of base compensation expense and other operating expenses, which principally include rent and occupancy, information services, professional fees, travel and entertainment and other general expenses. Our recurring quarterly and annual disbursements consist of tax payments, dividend distributions, repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units and cash bonus payments. These amounts vary depending upon our profitability and other factors. We incur non-recurring disbursements for our investments in our merchant banking funds and other principal payments, leasehold improvements and share repurchases. While we believe that the cash generated from operations and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, commitments to our merchant banking activities, build-out costs of new office space, tax obligations, share repurchases and common dividends, we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs. In the event that our needs for liquidity should increase further as we expand our business, we may consider a range of financing alternatives to meet any such needs.

Cash Flows

2009. Cash and cash equivalents increased by $11.6 million in 2009, including an increase of $2.1 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $61.4 million in operating activities, including $62.1 million from net income after giving effect to the non-cash items and a net decrease in working capital of $0.7 million (principally from a decrease in taxes payable offset by an increase in accrued compensation payable). We generated $0.2 million in investing activities, including $12.4 million related to distributions received from our merchant banking investments partially offset by $7.5 million in new investments in our merchant banking funds and other investments and $4.7 million for the build-out of new office space. We used $52.1 million for financing activities, including $9.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of vested restricted stock units and $53.6 million for the payment of dividends, partially offset by $10.7 million of net borrowings from our revolving loan facility.

2008. Cash and cash equivalents decreased by $128.8 million in 2008, including an $12.9 million reduction resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year end foreign currency conversion rates. We used $13.9 million from operating activities, including $84.8 million from net income after giving effect to the non-cash items offset by a net decrease in working capital of $98.7 million (principally from the payment of both accrued year-end 2007 bonuses and corporate income taxes). We used $37.2 million from investing activities, including $30.2 million for investments in our merchant banking funds, $8.0 million in GHLAC, $2.2 million in Barrow Street and $22.9 million in Iridium as well as $2.8 million for the build-out of new office space, offset by $17.7 million related to distributions received from our merchant banking investments and proceeds of $11.2 million from the sale of investments. We used $64.8 million for financing activities, including $60.0 million for the net repayment of our revolving loan facility, $21.8 million for the repurchase of our common stock, $50.0 million for the payment of dividends and $1.4 million for the repayment of prior undistributed earnings to GCI’s U.K. members offset by $67.3 million from the issuance of common stock.

2007. Cash and cash equivalents increased by $129.3 million in 2007. We generated $145.9 million from operating activities, including $115.4 million from net income after giving effect to the non-cash items and by a net increase in working capital of $30.5 million (principally from an increase in accrued compensation payable and a decrease in taxes payable). We generated $76.5 million from investing activities, including $38.8 million from the net sale of auction rate securities, $37.8 million in distributions received from our merchant banking investments, and $39.1 million from the sale of other investments (including $30.1 million attributable to sale of Ironshore Inc. to GCP Europe), offset by $34.7 million of new investments in merchant banking funds or other principal investments and $4.5 million for the build-out of new office space. We used $92.9 million for financing activities, including $36.9 million for the payment of dividends and $125.0 million for the repurchase of our common stock. A portion of our financing activities were funded through net borrowings of $67.0 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2009:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
			(in millions)

Operating lease obligations	$103.1	$9.8	$22.5	$20.3	$50.5
Revolving loan facility	37.2	37.2	—	—	—
Merchant banking commitments(a)(b)	47.0	27.6	19.3	0.1	—

Total(c)	$187.3	$74.6	$41.8	$20.4	$50.5

(a)	We may be required to substantially fund our merchant banking commitments at any time through 2012, depending on the timing and level of investments by GCP II, GCP Europe and GSAVP, although we do not expect these commitments to be drawn in full. Since the merchant banking commitments can be drawn at any time over the life of the commitment period, the amounts above are shown as if spread ratably over the life of the primary commitment period. The commitment period for GCP II will expire in June 2010 and up to 15% of the commitment may be drawn for follow-on investments over the two year period after the expiration of the commitment period. The remaining commitment outstanding to GCP Europe has been converted from pounds sterling to U.S. dollars at the effective rate as of December 31, 2009 for purposes of inclusion in this table.

(b)	Excludes our commitment of $5.0 million to a successor fund to GCP II and $2.5 million to a successor fund to GSAVP, subject to certain conditions, payable over five years from the date of inception of each fund.

(c)	Total contractual obligations have not been reduced by approximately $3.6 million in minimum sublease rentals due in the future under noncancelable subleases.

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

With regard to our principal investments we face exposure to changes in the estimated fair value of the companies in which we invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at December 31, 2009, the market prices of all public securities, including Iridium, were 10% lower, the impact on our operations would be a decrease in revenues of $8.5 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which collectively 16% of our revenues for the year ended December 31, 2009 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. Because of the weakening in value of the dollar, on weighted average basis, relative to the pound sterling and euro in 2009 as compared to the same period in 2008, our earnings in 2009 were higher than they would have been in the same period in the prior year had the value of the dollar relative to those other currencies remained constant. However, we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates

We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Basis of Financial Information

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and related footnotes, including investment valuations, compensation accruals and other matters. We believe that the estimates used in preparing our consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior year information to conform to current year presentation.

The consolidated financial statements of the firm include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, Greenhill & Co. Europe LLP and Greenhill Capital Partners Europe LLP, after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, the firm consolidates the general partners of our merchant banking funds in which we have a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate share of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.

Noncontrolling Interests

Effective January 1, 2009, the firm recorded the noncontrolling interests of other consolidated entities as equity (as opposed to as a liability or mezzanine equity) in the consolidated statements of financial condition. Additionally, the consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders. The firm has revised its prior year presentation, as required, to conform to this new presentation.

The portion of the consolidated interests in the general partners of our merchant banking funds, which are held directly by employees of the firm, are presented as noncontrolling interests in equity.

Revenue Recognition

Financial Advisory Fees

We recognize financial advisory fee revenue for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letters. The firm recognizes fund placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as financial advisory fee revenue over the period in which the related service is rendered.

Our clients reimburse certain expenses incurred by us in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements.

Merchant Banking and Other Investment Revenues

Merchant banking revenues consist of (i) management fees on our merchant banking activities, (ii) gains (or losses) on investments in our merchant banking funds and other principal investment activities, and (iii) merchant banking profit overrides.

Management fees earned from the firm’s merchant banking activities are recognized over the period of related service.

We recognize revenue on investments in our merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds and certain other investments are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.

We recognize merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the firm for GCP II, GCP Europe and GSAVP. The profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the guidance for accounting for formula based fees, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2009, we have not reserved for any clawback obligations under applicable fund agreements.

Investments

The firm’s investments in merchant banking funds are recorded under the equity method of accounting based upon the firm’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The firm’s other investments, which consider the firm’s influence or control of the investee, are recorded at estimated fair value or under the equity method of accounting based upon the firm’s proportionate share of the investee’s net assets, as described below.

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

Earnings per Share

The firm calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted earnings per share is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the firm with the proceeds to be received upon settlement at the average market closing price during the reporting period. The denominator for basic EPS includes the number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes.

Effective on January 1, 2009, the firm adopted the accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. Under that guidance the firm evaluated whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating EPS. Additionally, the two-class method requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The adoption of this pronouncement did not have a material effect in calculating earnings per share.

Provision for Taxes

The firm accounts for taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Income Taxes (Topic 740)”, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

The firm follows the guidelines, pursuant to FASB ASC Topic 740-10 (formerly FIN 48), in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expects to take on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FASB ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. The firm’s deferred tax liabilities are presented as a component of taxes payable on the consolidated statements of financial condition. Management applies the “more-likely-than-not criteria” included in FASB ASC Topic 740-10 when determining tax benefits.

Cash and Cash Equivalents

The firm considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At December 31, 2009 and 2008, the carrying value of the firm’s cash equivalents approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.

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

Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Derivative Instruments

The firm accounts for the warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the firm records warrants at estimated fair value in the consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other revenue in the consolidated statements of income.

Accounting Developments

In May 2009, the FASB issued a new standard that provides guidance on management’s assessment of subsequent events. The standard is effective prospectively for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance was effective for fiscal years beginning after November 15, 2009; however, in January 2010, the FASB confirmed its decision to defer the effective date of this guidance for certain reporting enterprises in the asset management industry, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds and venture capital funds. The deferral is applicable to the firm and will apply until the completion of a joint project between the FASB and the International Accounting Standards Board (“IASB”) on consolidation accounting, which is expected to be completed in 2010. Accordingly, the deferral resulted in no changes to the firm’s financial reporting. The firm will assess the impact of the joint project when completed.

In June 2009, the FASB issued ASU No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles.” This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

In October 2009, the FASB issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements. The firm will adopt these amendments on January 1, 2011 and is currently assessing the impact of the guidance on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, which amends current disclosure requirements related to fair value measurement. The update requires disclosure of the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy, greater transparency as to the reasons for any transfers among the three levels within the hierarchy, and further disaggregation in the reconciliation of recurring Level 3 assets. With the exception of the additional Level 3 disaggregation requirement (which is effective with reporting periods beginning after December 31, 2010), the provisions of this amendment are effective with reporting periods beginning after December 31, 2009. As such, the firm is currently assessing the impact of the guidance on its consolidated financial statements.

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

Based upon their evaluation of the firm’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this 2009 Form 10-K, the firm’s Co-Chief Executive Officers and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the firm’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Management’s report on the firm’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are included on pages F-2 — F-4 of this report.

In addition, on May 19, 2009 our Chief Executive Officers certified to the New York Stock Exchange (“NYSE”) that they were not aware of any violation by the firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Co-Chief Executive Officers and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding members of the Board of Directors and Greenhill’s Corporate Governance will be presented in Greenhill’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on April 21, 2010, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K under the caption “Executive Officers and Directors.”

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in Greenhill’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on April 21, 2010, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in Greenhill’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on April 21, 2010, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related party transactions, and director independence will be presented in Greenhill’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on April 21, 2010, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in Greenhill’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on April 21, 2010, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Greenhill & Co., Inc. and Subsidiaries

Management’s Report on Internal Control over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Financial Condition	F-5
Consolidated Statements of Income	F-6
Consolidated Statements of Comprehensive Income	F-7
Consolidated Statements of Changes in Equity	F-8
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-10
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

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

We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of Greenhill & Co., Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhill & Co., Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Greenhill & Co., Inc.

We have audited Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009 of Greenhill & Co., Inc. and subsidiaries and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 26, 2010

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,

	2009	2008

Assets
Cash and cash equivalents	$74,473,459	$62,848,655
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million at December 31, 2009 and 2008, respectively	26,021,124	26,255,995
Other receivables	4,980,749	4,434,227
Property and equipment, net	12,794,680	12,074,207
Investments in affiliated merchant banking funds	71,844,438	73,412,898
Other investments	78,516,718	34,951,710
Due from affiliates	233,617	455,615
Goodwill	18,721,430	16,133,050
Deferred tax asset	40,101,916	33,996,719
Other assets	701,352	1,216,117

Total assets	$328,389,483	$265,779,193

Liabilities and Equity
Compensation payable	$31,855,992	$19,448,513
Accounts payable and accrued expenses	7,295,857	9,614,649
Bank loan payable	37,150,000	26,500,000
Taxes payable	18,141,138	10,149,231
Due to affiliates	393,288	—

Total liabilities	94,836,275	65,712,393
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 33,254,271 and 32,830,423 shares issued as of December 31, 2009 and 2008, respectively; 27,977,623 and 27,981,150 shares outstanding as of December 31, 2009 and 2008, respectively	332,543	328,304
Restricted stock units	81,219,868	59,525,357
Additional paid-in capital	237,716,672	213,365,812
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2009 and 2008; 132,955 and 208,418 shares outstanding as of December 31, 2009 and 2008, respectively	7,937,414	12,442,555
Retained earnings	206,974,630	189,357,441
Accumulated other comprehensive income (loss)	(8,737,728)	(17,408,714)
Treasury stock, at cost, par value $0.01 per share; 5,276,648 and 4,849,273 shares as of December 31, 2009 and 2008, respectively	(293,391,405)	(259,361,550)

Stockholders’ equity	232,051,994	198,249,205
Noncontrolling interests	1,501,214	1,817,595

Total equity	233,553,208	200,066,800

Total liabilities and equity	$328,389,483	$265,779,193

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2009	2008	2007

Revenues
Financial advisory fees	$215,993,403	$218,196,923	$366,662,286
Merchant banking and other revenues	82,300,303	121,203	28,304,543
Interest income	352,028	3,554,921	5,455,582

Total revenues	298,645,734	221,873,047	400,422,411
Expenses
Employee compensation and benefits	138,297,822	102,049,624	183,456,281
Occupancy and equipment rental	11,705,610	10,640,820	9,780,212
Depreciation and amortization	4,117,499	4,592,176	4,228,714
Information services	5,703,865	5,671,879	5,149,724
Professional fees	6,755,764	4,784,812	4,326,002
Travel related expenses	7,773,539	6,999,759	6,782,611
Interest expense	1,294,804	3,580,292	3,023,763
Other operating expenses	9,103,528	5,695,323	6,474,027

Total expenses	184,752,431	144,014,685	223,221,334
Income before taxes	113,893,303	77,858,362	177,201,077
Provision for taxes	42,735,740	29,391,962	61,833,195

Consolidated net income	71,157,563	48,466,400	115,367,882
Less: Net income (loss) allocated to noncontrolling interests	(82,451)	(511,670)	91,610

Net income allocated to common stockholders	$71,240,014	$48,978,070	$115,276,272

Average shares outstanding:
Basic	29,663,616	28,166,520	28,634,769
Diluted	29,753,609	28,214,015	28,728,293
Earnings per share:
Basic	$2.40	$1.74	$4.03
Diluted	$2.39	$1.74	$4.01
Dividends declared and paid per share	$1.80	$1.80	$1.26

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2009	2008	2007

Consolidated net income	$71,157,563	$48,466,400	$115,367,882
Currency translation adjustment, net of tax	8,670,986	(22,135,839)	2,217,754

Comprehensive income	79,828,549	26,330,561	117,585,636
Less: Net income (loss) allocated to noncontrolling interests	(82,451)	(511,670)	91,610

Comprehensive income allocated to common stockholders	$79,911,000	$26,842,231	$117,494,026

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31,

	2009	2008	2007

Common stock, par value $0.01 per share
Common stock, beginning of the year	$328,304	$312,322	$310,345
Common stock issued	4,239	15,982	1,977

Common stock, end of the year	332,543	328,304	312,322

Restricted stock units
Restricted stock units, beginning of the year	59,525,357	42,743,802	21,205,268
Restricted stock units recognized	40,526,780	32,196,650	29,088,080
Restricted stock units delivered	(18,832,269)	(15,415,095)	(7,549,546)

Restricted stock units, end of the year	81,219,868	59,525,357	42,743,802

Additional paid-in capital
Additional paid-in capital, beginning of the year	213,365,812	126,268,395	116,251,930
Common stock issued	23,603,749	85,940,317	7,852,109
Tax benefit from the delivery of restricted stock units	747,111	1,157,100	2,164,356

Additional paid-in capital, end of the year	237,716,672	213,365,812	126,268,395

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	12,442,555	15,352,213	15,352,213
Exchangeable shares of subsidiary delivered	(4,505,141)	(2,909,658)	—

Exchangeable shares of subsidiary, end of the year	7,937,414	12,442,555	15,352,213

Retained earnings
Retained earnings, beginning of the year	189,357,441	190,416,057	112,052,519
Dividends	(53,622,825)	(50,036,686)	(36,912,734)
Net income allocated to common stockholders	71,240,014	48,978,070	115,276,272

Retained earnings, end of the year	206,974,630	189,357,441	190,416,057

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(17,408,714)	4,727,125	2,509,371
Currency translation adjustment, net	8,670,986	(22,135,839)	2,217,754

Accumulated other comprehensive income (loss), end of the year	(8,737,728)	(17,408,714)	4,727,125

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(259,361,550)	(237,529,448)	(112,507,426)
Repurchased	(9,645,599)	(21,832,102)	(125,022,022)
Sale of certain merchant banking assets	(24,384,256)	—	—

Treasury stock, end of the year	(293,391,405)	(259,361,550)	(237,529,448)

Total stockholders’ equity	232,051,994	198,249,205	142,290,466

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,817,595	2,253,128	2,230,903
Net income (loss) allocated to noncontrolling interests	(82,451)	(511,670)	91,610
Contributions from noncontrolling interests	34,406	318,095	559,859
Distributions from noncontrolling interests	(268,336)	(241,958)	(629,244)

Noncontrolling interests, end of the year	1,501,214	1,817,595	2,253,128

Total equity	$233,553,208	$200,066,800	$144,543,594

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2009	2008	2007

Operating activities:
Consolidated net income	$71,157,563	$48,466,400	$115,367,882
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	4,117,499	4,592,176	4,228,714
Net investment (gains) losses	(43,080,243)	19,087,179	(11,003,760)
Restricted stock units recognized and common stock issued	40,802,528	32,554,053	29,392,620
Deferred taxes	10,939,879	(19,904,419)	(22,548,696)
Sale of certain merchant banking assets	(21,823,909)	—	—
Changes in operating assets and liabilities:
Financial advisory fees receivable	234,871	497,583	(5,309,634)
Due to (from) affiliates	615,286	(378,529)	631,557
Other receivables and assets	7,763	(2,841,866)	(216,523)
Compensation payable	12,407,479	(88,612,338)	43,705,711
Accounts payable and accrued expenses	(4,879,139)	2,487,879	843,766
Taxes payable	(9,053,169)	(9,893,486)	(9,165,540)

Net cash provided by (used in) operating activities	61,446,408	(13,945,368)	145,926,097
Investing activities:
Purchases of merchant banking investments	(7,029,955)	(30,197,302)	(31,372,950)
Purchases of other investments	(525,000)	(33,062,500)	(3,325,000)
Proceeds from investments	—	11,232,727	39,141,072
Distributions from investments	12,448,563	17,699,255	37,811,302
Purchases of securities	—	—	(5,000,000)
Sales or maturities of securities	—	—	43,753,193
Purchases of property and equipment, net	(4,674,386)	(2,848,984)	(4,484,690)

Net cash provided by (used in) investing activities	219,222	(37,176,804)	76,522,927
Financing activities:
Proceeds of revolving bank loan	106,025,000	111,925,000	204,600,000
Repayment of revolving bank loan	(95,375,000)	(171,875,000)	(137,650,000)
Repayment of notes to UK members	—	(1,445,044)	—
Proceeds from the issuance of common stock	—	67,274,143	—
Contributions from noncontrolling interests	34,406	318,095	559,859
Distributions to noncontrolling interests	(268,336)	(241,958)	(629,244)
Dividends paid	(53,622,825)	(50,036,686)	(36,912,734)
Purchase of treasury stock	(9,645,599)	(21,832,102)	(125,022,022)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	747,111	1,157,100	2,164,356

Net cash (used in) financing activities	(52,105,243)	(64,756,452)	(92,889,785)
Effect of exchange rate changes on cash and cash equivalents	2,064,417	(12,943,237)	(275,009)

Net increase (decrease) in cash and cash equivalents	11,624,804	(128,821,861)	129,284,230
Cash and cash equivalents, beginning of year	62,848,655	191,670,516	62,386,286

Cash and cash equivalents, end of year	$74,473,459	$62,848,655	$191,670,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,253,309	$3,444,615	$2,770,412
Cash paid for taxes, net of refunds	$41,708,166	$54,371,677	$91,699,733
Supplemental disclosure of non-cash information:
Common stock proceeds from the sale of certain merchant banking assets	$24,384,256	$—	$—

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company acts for clients located throughout the world from offices located in New York, London, Frankfurt, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles and San Francisco.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement advisory; and

•	Merchant banking, which includes the management of outside capital invested in affiliated merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II, and GCP Europe, the “Greenhill Funds”), and the Company’s principal investments in the Greenhill Funds, Iridium Communications Inc., other merchant banking funds and other investments.

The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (“G&Co”), Greenhill Capital Partners, LLC (“GCPLLC”), Greenhill Venture Partners, LLC (“GVP”), Greenhill Aviation Co., LLC (“GAC”), Greenhill & Co. Europe Holdings Limited (“GCE”), Greenhill & Co. Holding Canada Ltd. (“GCH”) and Greenhill & Co. Japan Ltd. (“GCJ”). The Company also owns a majority of the interests in Greenhill Capital Partners II, LLC (“GCPII LLC”).

G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the Financial Industry Regulation Authority. G&Co is engaged in investment banking activities principally in North America.

GCE is a U.K. based holding company. GCE controls Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCEI”) and Greenhill Capital Partners Europe LLP (“GCPE”), through its controlling membership interests. GCI and GCEI are engaged in investment banking activities, principally in Europe, and are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, an affiliated UK-based private equity fund that invests in a diversified portfolio of private equity and equity related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The majority of the investors in GCP Europe are unaffiliated third parties; however, the Company and its employees have also made investments in GCP Europe.

The Company, through Greenhill & Co. Canada Ltd., a wholly-owned Canadian subsidiary of GCH, engages in investment banking activities in Canada. The Company, through GCJ, engages in investment banking activities in Japan.

GCPLLC is an investment adviser, registered under the Investment Advisers Act of 1940 (“IAA”). GCPLLC provides investment advisory services to GCP I and GCP II, our U.S. based private equity funds that invest in a diversified portfolio of private equity and equity related investments. GCPII LLC acts as manager for GCPI, GCP II and GSAVP. The majority of the investors in GCP I and GCP II are unaffiliated third parties; however, the Company and its employees have also made investments in GCP I and GCP II.

GVP is an investment adviser, registered under the IAA. GVP provides investment advisory services to GSAVP, our venture fund that invests in early growth stage companies in the tech-enabled and business information services industries. The majority of the investors in GSAVP are unaffiliated third parties; however, the Company and its employees have also made investments in GSAVP.

GAC owns and operates an aircraft, which is used for the exclusive benefit of the Company’s employees and their immediate family members.

The Company owns an interest in Iridium Communications Inc. (“Iridium”), formerly GHL Acquisition Corp., a blank check company (“GHLAC”). See “Note 3 – Investments — Affiliated Merchant Banking Investments”.

On December 22, 2009, the Company sold certain assets relating to its merchant banking business, including the right to raise subsequent merchant banking funds, for 289,050 shares of the Company’s common stock to GCP Capital Partners Holdings LLC, which is principally owned by Robert H. Niehaus (with no ownership by the Company), the chairman of GCPLLC. Among other aspects of the sale, the general partners of the funds agreed to delegate to GCPII LLC, which is owned 76% by GCPLLC and 24% by GCP Capital Partners Holdings LLC, their obligation to manage and administer the affiliated funds. See “Note 3 – Investments – Other Investments”.

Note 2 –	Summary of Significant Accounting Policies

Basis of Financial Information

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior year information to conform to current year presentation.

The consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest, including GCI, GCEI, GCPE, and GCPII LLC, after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.

Noncontrolling Interests

Effective January 1, 2009, the Company recorded the noncontrolling interests of other consolidated entities as equity (as opposed to as a liability or mezzanine equity) in the consolidated statements of financial condition. Additionally, the consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders. The Company has revised its prior year presentation, as required, to conform to this new presentation.

The portion of the consolidated interests in the general partners of our merchant banking funds, which are held directly by employees of the Company are presented as noncontrolling interests in equity.

Revenue Recognition

Financial Advisory Fees

The Company recognizes financial advisory fee revenue for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letters. The Company recognizes fund placement advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as financial advisory fee revenue over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $4.3 million, $4.5 million and $4.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Merchant Banking and Other Revenues

Merchant banking revenues consist of (i) management fees on the Company’s merchant banking activities, (ii) gains (or losses) on the Company’s investments in merchant banking funds and other principal investment activities, and (iii) merchant banking profit overrides.

Management fees earned from the Company’s merchant banking activities are recognized over the period of related service.

The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds and certain other investments are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company’s investments are carried on its books are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.

The Company recognizes merchant banking profit overrides when certain financial returns are achieved over the life of the fund. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors for GCP I and principally all investors except the Company for GCP II, GCP Europe and GSAVP. The profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the guidance for accounting for formula based fees, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2009, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 – Investments” for further discussion of the merchant banking revenues recognized.

Investments

The Company’s investments in its merchant banking funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments, which consider the Company’s influence or control of the investee, are recorded at estimated fair value or under the equity method of accounting based upon the Company’s proportionate share of the investee’s net assets, as described below.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. During 2009, the Company did not record bad debt expense and released its previously recorded bad debt expense of $0.3 million. The Company recorded bad debt expense of approximately $0.3 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.

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

Earnings per Share

The Company calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted earnings per share is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. The denominator for basic EPS includes the number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes.

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

Foreign Currency Translation

Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income (loss) in the consolidated statement of changes in equity. Foreign currency transaction gains and losses are included in the consolidated statement of income.

Goodwill

Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. The Company tests its goodwill for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating unit is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income (loss) in the consolidated statement of changes in equity.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the life of the assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the life of the asset or the term of the lease. Estimated useful lives of the Company’s fixed assets are generally as follows:

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

The Company follows the guidelines, pursuant to FASB ASC Topic 740-10 (formerly FIN 48), in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expects to take on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FASB ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. The Company’s deferred tax liabilities are presented as a component of taxes payable on the consolidated statements of financial condition. Management applies the “more-likely-than-not criteria” included in FASB ASC Topic 740-10 when determining tax benefits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At December 31, 2009 and 2008, the carrying value of the Company’s cash equivalents amounted to $42.7 million and $53.5 million, respectively, which approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.

The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and institutions in which deposits are not insured. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Derivative Instruments

The Company accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the Company records warrants at estimated fair value in the consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other revenue in the consolidated statements of income.

Accounting Developments

In May 2009, the FASB issued a new standard that provides guidance on management’s assessment of subsequent events. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. See “Note 16 – Subsequent Events” for required disclosure.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance was effective for fiscal years beginning after November 15, 2009; however, in January 2010, the FASB confirmed its decision to defer the effective date of this guidance for certain reporting enterprises in the asset management industry, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds and venture capital funds. The deferral is applicable to the Company and will apply until the completion of a joint project between the FASB and the International Accounting Standards Board (“IASB”) on consolidation accounting, which is expected to be completed in 2010. Accordingly, the deferral resulted in no changes to the Company’s financial reporting. The Company will assess the impact of the joint project when completed.

In June 2009, the FASB issued ASU No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles.” This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue

Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

In October 2009, the FASB issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements. The Company will adopt these amendments on January 1, 2011 and is currently assessing the impact of the guidance on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, which amends current disclosure requirements related to fair value measurement. The update requires disclosure of the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy, greater transparency as to the reasons for any transfers among the three levels within the hierarchy, and further disaggregation in the reconciliation of recurring Level 3 assets. With the exception of the additional Level 3 disaggregation requirement (which is effective with reporting periods beginning after December 31, 2010), the provisions of this amendment are effective with reporting periods beginning after December 31, 2009. As such, the Company is currently assessing the impact of the guidance on its consolidated financial statements.

Note 3 –	Investments

Affiliated Merchant Banking Investments

The Company invests in merchant banking funds for which it acts as the general partner. In addition to recording its direct investments in the funds, the Company consolidates each general partner in which it has a majority of the economic interest.

The Company’s management fee income consists of fees paid by its merchant banking funds and other transaction fees paid by the portfolio companies.

Investment gains or losses from merchant banking and other investment activities are comprised of investment income, realized and unrealized gains or losses from the Company’s investment in the Greenhill Funds, Iridium, certain other investments, and the consolidated earnings of the general partner in which it has a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings or losses of the general partner which is held by employees and former employees of the Company is recorded as net income (loss) allocated to noncontrolling interests.

As the general partner, the Company makes investment decisions for the Greenhill Funds and is entitled to receive an override of the profits realized from the funds. The Company includes in consolidated merchant banking and other revenue all realized and unrealized profit overrides it earns from the Greenhill Funds. This includes profit overrides of the general partner of GCP I with respect to all investments it made after January 1, 2004 and the profit overrides of the general partners of GCP II, GCP Europe and GSAVP for all investments. From an economic perspective, profit overrides in respect of all merchant banking investments made after January 1, 2004 are allocated 50% to the Company and 50% to employees of the Company. In addition, the Company also includes in merchant banking revenue its portion and certain employees’ portion of the profit overrides of GCP I with respect to investments made prior to January 1, 2004. The economic share of the profit overrides allocated to the employees of the Company is recorded as compensation expense.

On December 22, 2009, we completed the sale of certain assets relating to our merchant banking business to GCP Capital Partner Holdings LLC, which is principally owned by Robert H. Niehaus (with no ownership by the Company). The assets transferred include the rights to launch successor merchant banking funds, the investment track record, and the existing work force. This transaction was deemed a sale of a business for accounting purposes. In connection with the sale, the Company entered into a non-compete agreement with GCP Capital Partners Holdings LLC and agreed to license certain of the Company’s trademarks to GCP Capital Partners Holdings LLC for a set period of time. As part of the agreement the Company received 289,050 shares of the its common stock, and recognized a gain of $21.8 million. The Company deferred approximately $2.6 million of additional gain on the sale related to non-compete and trademark licensing agreements. The deferred revenue will be earned over the terms of the agreements with portions of the remaining gain being recognized over the next two to five years.

The Company also recognized merchant banking and other revenues from other investments, including its investment in Iridium, which is discussed in further detail below.

The Company’s merchant banking and other revenue, by source, is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)

Management fees	$17,396	$19,208	$17,301
Net realized and unrealized gains (losses) on investments in merchant banking funds	3,474	(17,543)	7,023
Net realized and unrealized merchant banking profit overrides	(738)	(2,700)	1,800
Other realized and unrealized investment income	40,344	1,156	2,181
Sale of certain merchant banking assets	21,824	—	—

Total merchant banking and other revenues	$82,300	$121	$28,305

The carrying value of the Company’s investments in affiliated merchant banking funds are as follows:

	As of December 31,
	2009	2008
	(in thousands)

Investment in GCP I	$3,147	$8,469
Investment in GCP II	51,189	55,852
Investment in GSAVP	3,867	2,730
Investment in GCPE	13,641	6,362

Total investments in affiliated merchant banking funds	$71,844	$73,413

The investment in GCP I included $0.3 million and $0.5 million at December 31, 2009 and 2008, respectively, related to the noncontrolling interests in the managing general partner of GCP I held directly by various employees of the Company. The investment in GCP II included $1.2 million and $1.3 million at December 31, 2009 and 2008, respectively, related to the noncontrolling interests in the general partner of GCP II held directly by various employees of the Company. At December 31, 2009 and 2008, approximately $0.2 million and $0.8 million, respectively, of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio and is payable, subject to clawback, at the time the funds realize cash proceeds.

At December 31, 2009, the Company had unfunded commitments of $46.5 million to certain of the Greenhill Funds. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment dates of each fund. The commitments to GCP I expired on March 31, 2007. At December 31, 2009, the Company had unfunded commitments to GCP II of $16.1 million which may be funded through June 2010, unfunded commitments to GSAVP of $4.9 million which may be funded through September 2011, and unfunded commitments to GCP Europe of $25.5 million (or £15.7 million) which may be funded through December 2012. For each of the Greenhill Funds up to 15% of the commitment amount may be drawn for follow-on investments over the two year period after the expiration of the commitment period.

Other Investments

The Company has other principal investments including investments in Iridium, other merchant banking funds and other investment vehicles. The Company’s other investments are as follows:

	As of December 31,
	2009	2008
	(in thousands)

Iridium Common Stock (formerly GHLAC Common Stock)	$68,077	$21
Iridium $11.50 Warrants	8,015	—
GHLAC Warrants	—	8,295
Iridium 5% Convertible Note	—	22,900
Barrow Street Capital III, LLC	2,425	3,736

Total other investments	$78,517	$34,952

In November 2007, the Company purchased 11,500,000 units of GHLAC for $25,000. In February 2008, the Company completed the initial public offering of units in GHLAC, and in conjunction therewith forfeited 3,130,437 units. Each unit consisted of one share of GHLAC’s common stock (“GHLAC Common Stock”) and one warrant (the “Founder Warrants”). At the time of the public offering the Company purchased 8,000,000 private placement warrants for a purchase price of $8.0 million (the “GHLAC Private Placement Warrants”, together with the Founder Warrants, the “GHLAC Warrants”). In October 2008 GCE invested $22.9 million in Iridium Holdings LLC in the form of a convertible subordinated note (the “Iridium 5% Convertible Note”), which was unsecured and accrued interest at the rate of 5% per annum starting six months after the date of issuance and had a maturity date of October 24, 2015. In September 2009 GHLAC completed its acquisition of Iridium Holdings LLC. The combined company was renamed Iridium Communications Inc., (“Iridium”) and in October 2009, the Company converted the Iridium 5% Convertible Note into 1,995,629 common shares of Iridium (“Iridium Common Stock”).

Prior to the completion of the acquisition of Iridium by GHLAC, the Company’s fully diluted ownership in GHLAC was approximately 17%. Effective upon the closing of the acquisition of Iridium by GHLAC, the Company agreed to (1) forfeit 1,441,176 shares of GHLAC common stock, (2) forfeit 8,369,563 Founder Warrants, (3) forfeit 4,000,000 GHLAC Private Placement Warrants, and (4) exchange 4,000,000 GHLAC Private Placement Warrants for restructured warrants with a strike price of $11.50 per share and an expiration date of February 15, 2015.

At December 31, 2009, the Company owned 8,924,016 shares of Iridium Common Stock and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”) and the Company’s fully diluted ownership in Iridium was approximately 12%. Both the Iridium Common Stock and the Iridium $11.50 Warrants are restricted from sale until September 29, 2010 (or until March 29, 2010 in the case of a registered secondary offering).

At December 31, 2009, the carrying value of the investment in Iridium Common Stock (NASDAQ: IRDM) was valued at its closing quoted market price discounted at 5% for legal and contractual restrictions on the sale of securities held by the Company. Prior to the acquisition of Iridium, the Company’s interest in GHLAC Common Stock was accounted for under the equity method as the Company maintained and exercised significant influence over the entity as defined by ASC 323. Upon closing of the acquisition of Iridium by GHLAC, the Company relinquished certain GHLAC board and management positions to Iridium. As such, the Company is no longer deemed to maintain or exercise significant influence over GHLAC and therefore changed its method of accounting for its investment in GHLAC from the equity method to fair value as trading securities under ASC 320. The Company recognized unrealized investment income from its investment in Iridium of $42.2 million and $2.6 million in 2009 and 2008, respectively, and is included in merchant banking and other revenues in the consolidated statements of income.

The Company has used an internally developed model to value the Iridium $11.50 Warrants and the GHLAC Warrants, which takes into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (1) the terms of the warrants, including exercise price, exercisability threshold and expiration date; (2) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligations and various equity volatility measures, including historical volatility of broad market indices; and (3) for purposes of the GHLAC Warrants internal estimates, including the Company’s weighted average cost of capital and the probability of a GHLAC acquisition closing.

At December 31, 2008, the Company determined the value of the Iridium 5% Convertible Note based upon Iridium’s financial position, liquidity, operating results and the terms of the note and other qualitative and quantitative factors.

The Company committed $5.0 million to Barrow Street Capital III, LLC (“Barrow Street III”), a real estate investment fund, of which $0.5 million remains unfunded at December 31, 2009. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.

In 2008, GCP LLC received distributions in kind from GCP I of marketable securities of two of its portfolio companies; Crown Castle International Corp. and Heartland Payment Systems, Inc. in the amounts of $5.5 million and $1.6 million, respectively. The Company sold these investments in 2008 for $5.2 million and $1.7 million, respectively.

Fair Value Hierarchy

The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands)

Assets
Iridium Common Stock	$—	$68,077	$—	$68,077
Iridium $11.50 Warrants	—	—	8,015	8,015

Total investments	$—	$68,077	$8,015	$76,092

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
	(in thousands)

Assets
Iridium 5% Convertible Note	$—	$—	$22,900	$22,900
GHLAC Warrants	—	—	8,295	8,295

Total investments	$—	$—	$31,195	$31,195

Level 3 Gains and Losses

The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the years ended December 31, 2009 and 2008, respectively.

				Purchases,
				Sales,
				Other	Net
	Beginning	Realized		Settlements	Transfers	Ending
	Balance	Gains	Unrealized	and	in and/or	Balance
	January 1,	or	Gains or	Issuances,	out of	December 31,
	2009	(Losses)	(Losses)	net	Level 3	2009
	(in thousands)

Assets
Iridium $11.50 Warrants	$—	$—	$(3,120)	$11,135	$—	$8,015
Iridium 5% Convertible Note	22,900	—	(7,676)	—	(15,224)	—
GHLAC Warrants	8,295	—	5,454	(13,749)	—	—

Total investments	$31,195	$—	$(5,342)	$(2,614)	$(15,224)	$8,015

				Purchases,
				Sales,
				Other	Net
	Beginning			Settlements	Transfers	Ending
	Balance	Realized	Unrealized	and	in and/or	Balance
	January 1,	Gains	Gains or	Issuances,	out of	December 31,
	2008	or (Losses)	(Losses)	net	Level 3	2008
	(in thousands)

Assets
Iridium 5% Convertible Note	$—	$—	$—	$22,900	$—	$22,900
GHLAC Warrants	—	—	270	8,025	—	8,295
Tammac Holdings Corp.	2,000	—	(2,000)	—	—	—

Total investments	$2,000	$—	$(1,730)	$30,925	$—	$31,195

The reduction in the fair value of the GHLAC Warrants and the subsequent addition of the Iridium $11.50 Warrants, resulted from the Company’s forfeiture of 8,369,563 Founder Warrants and 4,000,000 GHLAC Private Placement Warrants, and the exchange of 4,000,000 GHLAC Private Placement Warrants for the Iridium $11.50 Warrants in connection with the acquisition of Iridium in September 2009.

The reduction in the fair value of the Iridium 5% Convertible Note included within the level 3 hierarchy relates to the Company’s decision on October 24, 2009 to exercise its right to convert the note into 1,995,629 shares of Iridium Common Stock. The Company includes Iridium Common Stock in level 2 of the fair value hierarchy as it is currently valued at its closing market price discounted for legal and contractual restrictions on sale.

The investment in Tammac Holdings Corp was in the form of a note, with an 8% interest rate and a maturity date of March 2010. Tammac Holdings Corp was a GCP I portfolio company. During 2008, the Company wrote down the value of its investment in Tammac Holdings Corp and recorded an unrealized loss of $2.0 million.

Note 4 –	Goodwill

At December 31, 2009, the Company recorded goodwill in the amount of $18.7 million which relates to an acquisition made by the Company’s Canadian operations, GCH. Goodwill increased by $2.6 million from 2008 as a result of foreign currency translation gains recognized by the Company during 2009. The Company has reviewed its goodwill for potential impairment and determined that the fair value of the reporting entity to which goodwill is related exceeded the carrying value of such reporting entity. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2009 and 2008.

Note 5 –	Related Parties

At December 31, 2009, the Company had receivables of $0.2 million and payables of $0.4 million due to the Greenhill Funds, relating to accrued management fees and expense reimbursements, which are included in due to affiliates. At December 31, 2008, the Company had receivables of $0.5 million due from the Greenhill Funds, relating to accrued management fees and expense reimbursements, which are also included in due from affiliates. See “Note 1 – Organization”.

During 2009, 2008 and 2007, the Company paid $7,994, $11,965 and $24,067, respectively, for the use of an aircraft owned by an executive of the Company. Included in occupancy and equipment rental expense for each of the years ended December 31, 2009, 2008 and 2007 are rent reimbursements of $68,100 for 2009, $64,890 for 2008 and $56,800 for 2007, for airplane and office space sublet by a firm owned by an executive of the Company.

Included in accounts payable and accrued expenses are $0.3 million at December 31, 2009 and 2008, respectively, in interest payable on the undistributed earnings to the U.K. members of GCI. See “Note 1 – Organization” and “Note 3 – Investments”.

In conjunction with the sale of certain assets of the merchant banking business, GCP Capital Partners Holdings LLC will sublease office space from the Company for a period of three to five years and will reimburse the Company for its allocable share of certain occupancy and administrative costs beginning in 2010. See “Note 3 – Investments – Affiliated Merchant Banking Investments” and “Note 12 – Commitments and Contingencies”.

Note 6 –	Property and Equipment

Property and Equipment consist of the following:

	As of December 31,
	2009	2008
	(in thousands)

Aircraft	$17,037	$17,037
Equipment	11,330	9,506
Furniture and fixtures	6,016	4,682
Leasehold improvements	18,241	16,348

	52,624	47,573
Less accumulated depreciation and amortization	(39,829)	(35,499)

Total property and equipment, net	$12,795	$12,074

Note 7 –	Revolving Bank Loan Facility

At December 31, 2009, the Company had a $90.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs, facilitate the funding of investments and other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed in respect of their partnership interests in GCP I and GCP II or GSAVP, as applicable. Interest on borrowings is based on the higher of Prime Rate or 4.00% and is payable monthly. In December 2009, the revolving bank loan facility’s maturity date was extended from December 31, 2009 to March 31, 2010. In addition, the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $31.4 million and $69.2 million for the years ended December 31, 2009 and December 31, 2008, respectively. The weighted average interest rates were 4.00% to 4.47% for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 we were compliant with all loan covenants. See “Note 16 — Subsequent Events”.

Note 8 – Equity

Dividends declared per common share were $1.80 in 2009, $1.80 in 2008, and $1.26 in 2007. Dividend equivalents of $4.5 million, $3.4 million and $2.2 million were paid in 2009, 2008 and 2007, respectively, on the restricted stock units that are expected to vest.

In connection with the acquisition of Beaufort Partners Limited, GCH, in 2006, issued 257,156 shares of non-voting exchangeable shares valued at $15.4 million which are exchangeable into the same number of shares of common stock of the Company subject to certain conditions and are entitled to receive the same dividends (if any) as paid in respect of the common stock. The non-voting exchangeable shares are exchangeable at the option of the holders thereof at any time except in limited circumstances in connection with a liquidation of the Company or where the Company has exercised its rights to redeem the exchangeable shares. In 2009, 75,463 exchangeable shares were converted into common stock and in 2008, 48,738 exchangeable shares were converted into common stock.

On December 22, 2009, Robert H. Niehaus, the chairman and founder of Greenhill Capital Partners, and V. Frank Pottow, a member of the Investment Committee of Greenhill Capital Partners, exchanged 289,050 shares of the Company’s common stock, in conjunction with the sale of certain assets of the merchant banking business. See “Note 3 – Investments – Affiliated Merchant Banking Investments”.

During 2009, 344,686 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 138,325 shares at an average price of $69.73 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

In November 2008, the Company completed a primary stock offering (“the Primary Offering”) of 1,250,000 common shares. The offering price was $56.00 per share, and the Company received proceeds, net of underwriting commissions and expenses, of $67.3 million.

During 2008, 293,950 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 106,043 shares at an average price of $64.43 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during 2008, the Company repurchased in open market transactions 240,880 shares of its common stock at an average price of $62.27.

During 2007, 192,795 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 72,462 shares at an average price of $68.60 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during 2007, the Company repurchased in open market transactions 1,917,451 shares of its common stock at an average price of $62.61.

Note 9 –	Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	For The Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)

Numerator for basic and diluted EPS – net income allocated to common stockholders	$71,240	$48,978	$115,276

Denominator for basic EPS – weighted average number of shares	29,664	28,167	28,635
Add – dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	90	47	93

Denominator for diluted EPS – weighted average number of shares and dilutive potential shares	29,754	28,214	28,728

Earnings per share:
Basic	$2.40	$1.74	$4.03
Diluted	$2.39	$1.74	$4.01

Common shares outstanding consist of (i) the 25,000,000 shares issued in connection with the reorganization, which preceded our initial public offering in May 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering, (iii) the 257,156 exchangeable shares issued in connection with the acquisition of Beaufort Partners Limited (75,463 of which were exchanged in 2009 and 48,738 of which were exchanged in 2008), (iv) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock and (v) the 1,250,000 shares issued in the Primary Offering in November 2008, less the treasury stock purchased by the Company.

Note 10 –	Retirement Plan

In the U.S., the Company sponsors a qualified defined contribution plan (the “Retirement Plan”) covering all eligible employees of G&Co, GCPLLC, GCPII LLC, and GVP. Employees must be 21 years old to be eligible to participate. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions up to $1,000 per employee. The Company incurred costs of $0.9 million, $0.6 million and $0.5 million for contributions to the Retirement Plan for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, compensation payable included $0.7 million and $0.5 million, respectively, related to contributions due to the Retirement Plan.

GCI also operates a defined contribution pension fund for its employees as well as employees of GCPE. The assets of the pension fund are held separately in an independently administered fund. For the year ended December 31, 2009, GCI incurred costs of approximately $0.6 million and GCPE incurred costs of approximately $0.1 million. For the year ended December 31, 2008 GCI incurred costs of approximately $0.7 million and GCPE incurred costs of approximately $0.1 million. For the year ended December 31, 2007 GCI incurred costs of approximately $0.8 million.

Note 11 –	Restricted Stock Units

The Company has adopted an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan generally vest ratably over a period of five years beginning on the first anniversary of the grant date or in full on the fifth anniversary of the grant date. To the extent the restricted stock units are outstanding at the time a dividend is paid on the common stock, a dividend equivalent amount is paid to the holders of the restricted stock units. In the event that the holder’s employment is terminated under circumstances in which units awarded under the plan are forfeited, beginning with grants awarded in 2009 any dividend equivalent payments related to such forfeiture, which are unvested for accounting purposes, are required to be repaid to the Company.

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

As of December 31, 2009, 2008 and 2007, there were restricted stock units outstanding of 2,582,513 2,014,686 and 1,746,363, respectively, which were legally unvested and require future service as a condition for the delivery of the underlying shares of common stock. For the years ended December 31, 2009, 2008 and 2007, the Company recognized compensation expense, net of forfeitures, of $40.5 million, $32.2 million and $29.1 million, respectively.

The weighted-average grant date fair value for restricted stock units granted during 2009, 2008 and 2007 was $66.96, $64.93 and $74.15, respectively. As of December 31, 2009, unrecognized restricted stock units compensation expense was approximately $74.6 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.04 years.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2009		2008
		Grant Date		Grant Date
		Weighted		Weighted
		Average Fair		Average Fair
	Units	Value	Units	Value

Outstanding, January 1,	2,014,686	$56.94	1,746,363	$53.02
Granted(1)	945,591	$66.96	655,111	$64.93
Delivered	(344,686)	$54.62	(293,950)	$52.44
Forfeited	(33,078)	$63.75	(92,838)	$53.91

Outstanding, December 31,	2,582,513	$60.83	2,014,686	$56.94

(1)	Excludes 729,640 restricted stock units granted to employees subsequent to December 31, 2009 as part of the long term incentive awards program.

Note 12 –	Commitments and Contingencies

The Company has entered into certain leases for office space under non-cancelable operating lease agreements that expire on various dates through 2020. The Company has also entered into various operating leases, which are used to obtain office equipment. Under an operating lease for office space, a third party owes the Company a portion of the monthly lease payment. Over the remaining life of this lease, the third party owes the Company approximately $0.2 million. This receivable is secured with a letter of credit issued on behalf of the third party in the amount of $1.0 million.

As of December 31, 2009, the approximate aggregate minimum future rental payments required were as follows:

2010	$9,841,000
2011	10,116,000
2012	12,398,000
2013	10,832,000
2014	9,404,000
Thereafter	50,487,000

Total(1)	$103,078,000

(1)	Total aggregate minimum future rental payments have not been reduced by approximately $3.6 million in minimum sublease rentals due in the future under noncancelable subleases.

Net rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $9.0 million, $8.3 million and $7.7 million, respectively.

Diversified U.S. financial institutions issued two unsecured letters of credit on behalf of the Company, the amounts totaling of $2.4 million at December 31, 2009 and $3.9 million at December 31, 2008, for the benefit of a lessor. At December 31, 2009 and 2008, no amounts had been drawn under any of the letters of credit.

At December 31, 2009, the Company had unfunded commitments for future investments in GCP II, GSAVP, GCPE and other merchant banking activities of $47.0 million. Of the remaining unfunded commitments, $16.1 million will be funded as required until 2010, $4.9 million will be funded as required until 2011, $25.5 million (or £15.7 million) will be funded as required until 2012 and $0.5 million will be funded as required until 2013. For each of the Greenhill Funds up to 15% of the commitment remaining after the expiration of the commitment period may continue to be drawn, subject to certain limitations, to fund expenses and follow-on investments. In addition, the Company has agreed to commit $5.0 million to a successor fund to GCP II and $2.5 million to a successor fund to GSAVP, subject to certain conditions, payable over five years from the date of inception of each fund.

In the normal course of its business, the Company indemnifies certain managing directors, directors, officers and certain other persons against specified potential losses arising at a time when they are or were members or partners, directors or officers of the Company, its predecessors, or any of their respective affiliates. The Company is unable to estimate the maximum payout under these indemnities. However, management believes that it is unlikely the Company will have to make any material payments under these arrangements, and no liabilities related to these indemnities have been recognized in the consolidated statements of financial condition.

From time to time, the Company may be involved in litigation arising out of the ordinary course of its business. The Company is unable to estimate any maximum payout which may be required to be made in respect of such litigation. However, management believes it is unlikely that the Company will have to make any material payments in connection with any such litigation.

Note 13 –	Income Taxes

As a C corporation, the Company is subject to federal, foreign, state and local corporate income taxes.

The components of the provision for income taxes reflected on the consolidated statements of earnings are set forth below:

	For The Years Ended December 31,
	2009	2008	2007
	(in thousands)

Current taxes:
U.S. federal	$22,312	$28,691	$41,102
State and local	9,350	7,376	7,287
Non-U.S.	134	13,229	35,993

Total current tax expense	31,796	49,296	84,382
Deferred taxes:
U.S. federal	15,454	(13,797)	(17,489)
State and local	2,335	(3,601)	(1,089)
Non-U.S.	(6,849)	(2,506)	(3,971)

Total deferred tax (benefit) expense	10,940	(19,904)	(22,549)

Total tax expense	$42,736	$29,392	$61,833

The Company plans to permanently reinvest 50% of eligible earnings from its foreign affiliates, and provides U.S. income tax on the foreign earnings in excess of this planned reinvestment amount. As of December 31, 2009, the Company has provided U.S. income tax on approximately $93.8 million of eligible earnings of its foreign affiliates since it became a C corporation in 2004 of which it has repatriated $87.2 million. If the Company had not permanently reinvested 50% of its eligible earnings from foreign affiliates it would have incurred additional deferred tax liabilities of $0.2 million from temporary differences related to such earnings as of December 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2009	2008
	(in thousands)

Deferred tax assets:
Compensation and benefits	$29,239	$22,292
Depreciation and amortization	3,557	2,898
Unrealized loss on investments	2,441	3,133
Cumulative translation adjustment	2,251	4,253
Other financial accruals	2,614	1,421

Total deferred tax assets	40,102	33,997

Deferred tax liabilities:
Unrealized gain on investments	17,190	—
Depreciation and amortization	374	—
Other financial accruals	577	—

Total deferred tax liabilities	18,141	—

Net deferred tax asset	$21,961	$33,997

Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to (i) the realization of its deferred tax liabilities and (ii) future taxable income. Included in other receivables in the consolidated statements of financial condition are income taxes receivable of $1.7 million.

Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the consolidated statement of changes in equity.

The Company performed a tax analysis as of December 31, 2009, and determined that there was no requirement to accrue any liabilities, pursuant to FASB ASC 740-10 (formerly FIN 48).

A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2009	2008	2007

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax	7.7	3.1	2.2
Foreign taxes	1.1	(2.2)	(3.6)
Other	(6.3)	1.6	1.3

Effective income tax rate before noncontrolling interests	37.5	37.5	34.9
Noncontrolling interests	—	0.3	—

Effective income tax rate after noncontrolling interests	37.5%	37.8%	34.9%

The Company’s effective tax rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.

The effective tax rate for the year ended December 31, 2009 reflected the benefit of the sale of certain assets relating to the Company’s merchant banking business as described in “Note 1 — Organization” and “Note 3 — Investments — Other Investments”, which was structured as a tax-free exchange under Section 355 of the Internal Revenue Code of 1986.

Note 14 –	Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2009 and 2008, G&Co’s net capital was $11.7 million and $8.6 million, respectively, which exceeded its requirement by $10.4 million and $7.7 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 1.71 to 1 and 1.60 to 1 at December 31, 2009 and 2008, respectively. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of December 31, 2009 and 2008, each of GCI, GCEI and GCPE were in compliance with its local capital adequacy requirements.

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

The Company has principally earned its revenues from financial advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring. Financial advisory revenues represented approximately 72%, 98% and 92% of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

One financial advisory client represented approximately 10% of revenues in 2009, and a different client represented approximately 10% of revenues in 2008. The Company’s revenues attributable to these clients related to engagements similar in nature to all of the Company’s other financial advisory engagements. The Company’s gain on its investment in Iridium, which is recorded in merchant banking and other revenues, contributed more than 10% to total revenues in 2009. The Company did not have any single gain on an investment in merchant banking or other principal investments that contributed more than 10% to total revenues in 2008 and 2007.

Through December 2009 the Company’s financial advisory and merchant banking activities were closely aligned and had similar economic characteristics. A similar network of business and other relationships upon which the Company relies for financial advisory opportunities also generate merchant banking opportunities. Through 2009 the Company’s professionals and employees were treated as a common pool of available resources and the related compensation and other Company costs were not directly attributable to either particular revenue source. In reporting to management, the Company distinguishes the sources of its investment banking revenues between financial advisory and merchant banking. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities.

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The Company’s investment banking activities are conducted out of its offices in New York, London, Frankfurt, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles and San Francisco. For reporting purposes, the geographic regions are North America and Europe and other, locations in which the Company retains substantially all of its employees.

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for The Years Ended
	December 31,
	2009	2008	2007
	(in thousands)

Total revenues
North America	$255,716	$135,038	$191,827
Europe and other	42,930	86,835	208,595

Total	$298,646	$221,873	$400,422

Income before taxes
North America	$136,278	$45,881	$65,961
Europe and other	(22,385)	31,977	111,240

Total	$113,893	$77,858	$177,201

Total assets
North America	$231,174	$184,252	$218,906
Europe and other	97,215	81,527	155,307

Total	$328,389	$265,779	$374,213

Note 16 –	Subsequent Events

On January 19, 2010, the Company funded a capital call of $7.9 million to GCP II and received distributions from GCP II of $2.3 million. On January 20, 2010, the Company funded a capital call of approximately $5.2 million (or £3.2 million) to GCPE.

On January 27, 2010, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on March 17, 2010 to the common stockholders of record on March 3, 2010.

On February 19, 2010 a U.S. banking institution extended the maturity dated of the Company’s revolving loan facility until April 30, 2011, subject to the completion of certain documentation. The facility commitment will be reduced to $75.0 million effective April 30, 2010 and $60.0 million effective December 31, 2010 and is subject to a borrowing base limitation. The borrowing rate will be based on the higher of Prime Rate or 4.00%. The Company must comply with certain financial and liquidity covenants.

The Company has evaluated subsequent events through February 26, 2010, the date as of which the financial statements are being issued.

Supplemental Financial Information
Quarterly Results (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2009 and 2008. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	(in millions, expect per share data)

Total revenues	$61.8	$54.1	$116.3	$66.4
Total expenses	39.4	37.0	64.9	43.4

Income before taxes	22.4	17.1	51.4	23.0
Provision for taxes	8.7	6.8	21.3	6.0

Consolidated net income	13.7	10.3	30.1	17.0
Less: Net income (loss) allocated to noncontrolling interests	(0.2)	—	0.1	—

Net income allocated to common stockholders	$13.9	$10.3	$30.0	$17.0

Earnings per share:
Basic	$0.47	$0.35	$1.01	$0.57
Diluted	$0.47	$0.35	$1.01	$0.57
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	(in millions, expect per share data)

Total revenues	$75.3	$108.7	$(14.9)	$52.8
Total expenses	45.3	61.6	4.0	33.1

Income (loss) before taxes	30.0	47.1	(18.9)	19.7
Provision (benefit) for taxes	10.9	17.7	(6.7)	7.5

Consolidated net income (loss)	19.1	29.4	(12.2)	12.2
Less: Net income (loss) allocated to noncontrolling interests	(0.1)	0.4	(0.5)	(0.3)

Net income (loss) allocated to common stockholders	$19.2	$29.0	$(11.7)	$12.5

Earnings (loss) per share:
Basic	$0.68	$1.04	$(0.42)	$0.44
Diluted	$0.68	$1.04	$(0.42)	$0.44
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

2.	Financial Statement Schedules Index

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners
(Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Combined Financial Statements of Greenhill Capital Partners II, L.P., Greenhill Capital Partners
(Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

3.	Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Form of Underwriting Agreement.
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2007).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed May 5, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit
Number	Description

10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit
Number	Description

10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.34	Form of First Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.39	Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.40	Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.41	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.42	Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.43	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).
10.44	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.45	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.46	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

Exhibit
Number		Description

10.47		Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (non-MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.48		Lease between 300 Park Avenue, Inc. and Greenhill & Co., Inc. dated June 17, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 22, 2009).
10.49		Memorandum of Agreement dated as of October 28, 2009 among Registrant, Robert H. Niehaus and V. Frank Pottow (incorporated by reference to Registrant’s report on Form 8-K filed on October 29, 2009).
10.50		Transaction Agreement dated as of December 22, 2009 among Registrant, certain of its subsidiaries, Robert H. Niehaus and V. Frank Pottow (incorporated by reference to Registrant’s report on Form 8-K filed on December 22, 2009).
21	.1*	List of Subsidiaries of the Registrant.
23	.1*	Consent of Ernst & Young LLP.
31	.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2010

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Co-Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Robert F. Greenhill Robert F. Greenhill	Chairman and Director	February 26, 2010

/s/ Scott L. Bok Scott L. Bok	Co-Chief Executive Officer and Director (Principal Co-Executive Officer)	February 26, 2010

/s/ Simon A. Borrows Simon A. Borrows	Co-Chief Executive Officer and Director (Principal Co-Executive Officer)	February 26, 2010

/s/ Richard J. Lieb Richard J. Lieb	Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Harold J. Rodriguez, Jr. Harold J. Rodriguez, Jr.	Chief Administrative Officer (Principal Accounting Officer)	February 26, 2010

/s/ Robert T. Blakely Robert T. Blakely	Director	February 26, 2010

/s/ John C. Danforth John C. Danforth	Director	February 26, 2010

/s/ Steven F. Goldstone Steven F. Goldstone	Director	February 26, 2010

/s/ Stephen L. Key Stephen L. Key	Director	February 26, 2010

II-2

Item 15C.	Financial Statement Schedules

Combined Financial Statements of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund I:

We have audited the accompanying combined statements of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund I (comprised of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P.) (the “Partnerships”), including the combined schedules of investments, as of December 31, 2009 and 2008, and the related combined statements of operations, changes in partners’ capital, and cash flows for each of the three years ended December 31, 2009. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund I at December 31, 2009 and 2008, and the results of its operations, changes in its partners’ capital, and its cash flows for each of the three years ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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
February 22, 2010

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Assets, Liabilities and Partners’ Capital
As of December 31,

	2009	2008

Assets
Investments, at estimated fair value as determined by the General Partner (cost of $40,501,951 in 2009 and $57,894,833 in 2008, respectively)	$15,756,205	$55,970,247
Cash and cash equivalents	6,046,753	14,735,666
Due from affiliates	1,152,344	—
Interest and dividend receivable	447	10,208
Other assets	60	10

Total assets	$22,955,809	$70,716,131

Liabilities and Partners’ Capital
Due to affiliates	$64,723	$471,659
Accrued expenses and other liabilities	1,238,879	1,838,130

Total liabilities	1,303,602	2,309,789
Partners’ capital:
Limited partners	20,548,434	62,976,771
General partners	1,103,773	5,429,571

Total partners’ capital	21,652,207	68,406,342

Total liabilities and partners’ capital	$22,955,809	$70,716,131

Analysis of Partners’ Capital:
Net capital contributions, distributions, accumulated net investment income and net realized gains	$46,397,953	$70,330,928
Accumulated net unrealized loss	(24,745,746)	(1,924,586)

	$21,652,207	$68,406,342

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Operations

Years Ended December 31,

	2009	2008	2007

Investment Income
Dividend income	$—	$395,309	$7,738,847
Interest income	23,129	360,075	1,577,692

	23,129	755,384	9,316,539

Expenses
Management fee	174,603	376,210	870,297
Interest expense	—	—	2,206,620
Other expenses	346,705	260,947	375,364

	521,308	637,157	3,452,281

Net investment income (loss)	(498,179)	118,227	5,864,258

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	18,246,295	114,267,197	651,997,359
Net change in unrealized loss on investments	(22,821,161)	(170,630,586)	(549,471,405)

	(4,574,866)	(56,363,389)	102,525,954

Net income (loss)	$(5,073,045)	$(56,245,162)	$108,390,212

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Changes in Partners’ Capital

Years Ended December 31,

	Limited	General
	Partners	Partners	Total

Partners’ capital, January 1, 2007	$662,480,576	$116,131,149	$778,611,725
Contributed capital	5,971,468	86,182	6,057,650
Distributions	(515,650,320)	(98,373,178)	(614,023,498)
Net income	90,082,713	18,307,499	108,390,212

Partners’ capital, December 31, 2007	242,884,437	36,151,652	279,036,089
Distributions	(133,198,240)	(21,186,345)	(154,384,585)
Net loss	(46,709,426)	(9,535,736)	(56,245,162)

Partners’ capital, December 31, 2008	62,976,771	5,429,571	68,406,342
Contributed capital	1,385,705	14,290	1,399,995
Distributions	(38,890,340)	(4,190,745)	(43,081,085)
Net loss	(4,923,702)	(149,343)	(5,073,045)

Partners’ capital, December 31, 2009	$20,548,434	$1,103,773	$21,652,207

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Statements of Cash Flows

Years Ended December 31,

	2009	2008	2007

Operating activities:
Net income (loss)	$(5,073,045)	$(56,245,162)	$108,390,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized loss (gain) on investments	4,574,866	56,363,389	(102,525,954)
Changes in operating assets and liabilities:
Purchase of investments	—	—	(1,418,178)
Proceeds from sale of investments	35,639,176	18,918,712	592,815,398
Due from affiliates	(1,152,344)	—	—
Interest and dividend receivable	9,761	69,772	(57,280)
Other assets	(50)	—	2,523,968
Accrued expenses and other liabilities	(599,251)	(329,184)	(1,259,342)
Due to affiliates	(406,936)	(21,178)	395,090

Net cash provided by operating activities	32,992,177	18,756,349	598,863,914

Financing activities:
Repayment of note payable	—	—	(101,753,757)
Contributions from partners	1,399,995	—	6,057,650
Distributions to partners	(43,081,085)	(21,746,493)	(503,581,910)

Net cash used in financing activities	(41,681,090)	(21,746,493)	(599,278,017)
Net change in cash and cash equivalents	(8,688,913)	(2,990,144)	(414,103)
Cash and cash equivalents, beginning of year	14,735,666	17,725,810	18,139,913

Cash and cash equivalents, end of year	$6,046,753	$14,735,666	$17,725,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$1,510,394
In-kind distribution	—	132,638,092	110,441,588

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2009			2008
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Energy

Exco Resources, Inc.(1)
2,344,482 shares of common stock in 2008	$—	$—	0.0%	$5,175,000	$21,241,007	31.0%

MxEnergy, Inc.
10,666 shares of common stock in 2009; 11,097 shares of common stock in 2008	305,167	—		305,167	305,167
1,913,313 Class C common stock in 2009; 234,082 Series A convertible preferred stock in 2008	5,000,000	2,000,000		5,000,000	5,000,000

	5,305,167	2,000,000	9.2%	5,305,167	5,305,167	7.8%

LMP Exploration Holdings, L.P.
62.3% capital sharing percentage interest	—	—	0.0%	8,898,885	—	0.0%

LMP Exploration Holdings GP, LLC
63.0% capital sharing percentage interest	—	—	0.0%	89,887	—	0.0%

Peregrine Oil & Gas, LP
35.1% capital sharing percentage interest	10,689,586	9,900,000	45.7%	11,745,666	14,850,000	21.7%

Peregrine GP, LLC
35.8% capital sharing percentage interest	107,976	100,000	0.5%	118,644	150,000	0.2%

Double D Energy, Ltd.
22,881 shares of Class A preferred units in 2008	—	—	0.0%	294,873	540,817	0.8%

Total Energy	16,102,729	12,000,000	55.4%	31,628,122	42,086,991	61.5%

Financial Services

Orchard Acquisition Company (formerly, Peach Holdings LLC)
208,917 shares of common stock	4,312,276	1,756,205	8.2%	4,312,276	11,644,972	17.0%

Tammac Holdings Corporation
15,000,000 Series A shares	15,000,000	—		15,000,000	—
4,285,715 shares of Class A common stock in 2009, Bridge Loan (8% through March 31, 2006; 12% thereafter until maturity date of March 31, 2008) in 2008	4,285,714	—		4,285,714	—

	19,285,714	—	0.0%	19,285,714	—	0.0%

Total Financial Services	23,597,990	1,756,205	8.2%	23,597,990	11,644,972	17.0%

(1) Publicly traded investments.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Combined Schedules of Investments

As of December 31,

	2009			2008
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Telecommunications

eTel Group Limited
511,641 shares of common stock in 2008	$—	$—	0.0%	$1,867,489	$238,284	0.4%

Total Telecommunications	—	—	0.0%	1,867,489	238,284	0.4%

Business Services

Axiom Legal Systems, Inc.
1,644,099 shares of preferred stock Series A	801,232	2,000,000	9.2%	801,232	2,000,000	2.9%

Total Business Services	801,232	2,000,000	9.2%	801,232	2,000,000	2.9%
Total Investments	$40,501,951	$15,756,205	72.8%	$57,894,833	$55,970,247	81.8%

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund I
Notes to the Combined Financial Statements

Note 1 –	Organization and Basis of Presentation

Greenhill Capital Partners, L.P. (the “Delaware Fund”) was formed as a Delaware limited partnership on May 2, 2000 and commenced operations on June 30, 2000. The primary business objective of the partnership is to achieve superior medium to long-term capital growth principally through a diversified portfolio of private equity and equity related investments.

The combined financial statements include the accounts of the Delaware Fund, Greenhill Capital Partners (Cayman), L.P. (the “Off-Shore Fund”), Greenhill Capital Partners (Executives), L.P. (the “Executive Fund”), and Greenhill Capital, L.P. (the “Employee Fund”). The Delaware Fund, the Off-Shore Fund, the Executive Fund and the Employee Fund are collectively referred to as “Greenhill Capital Partners Private Equity Fund I” or the “Partnerships” and have ownership interests representing 62.5%, 9.3%, 9.7% and 18.5% respectively, of the combined net assets shown on the combined financial statements at December 31, 2009. Such ownership interests may vary due to defaulting partners, differing management fee arrangements, and profit override allocations. The Partnerships purchased interests in each portfolio company on a pro rata basis based on their respective ownership interests and on equivalent economic terms.

The managing general partner of the Partnerships is GCP Managing Partner, L.P. GCP Managing Partner, L.P. is responsible for managing the Partnerships’ investments, subject to the approval of GCP, L.P., the other general partner of the Partnerships, with respect to investments made prior to December 31, 2003. GCP Managing Partner, L.P. and GCP, L.P. are subject to removal by a simple majority of unaffiliated third-party investors of the Partnerships. GCP Managing Partner, L.P. and GCP, L.P. are collectively known as the “General Partner.” The Off-Shore Fund, the Executive Fund and the Employee Fund were organized as limited partnerships with substantially the same terms as the Delaware Fund and are also under the common management of the General Partner.

On December 22, 2009, Robert H. Niehaus, Chairman of Greenhill Capital Partners LLC (“GPGP”) and V. Frank Pottow, a member of the investment committee of GPGP, purchased certain merchant banking assets. Under the terms of the transaction the General Partner delegated to an entity controlled by it, Greenhill Capital Partners II LLC (“GCP II LLC”) (collectively with GPGP the “Manager”), its obligation to manage and administer the Partnerships (see “Note 8 — Related Party Transactions”). GPGP remains the general partner, parent and affiliate of the General Partner. The same personnel who were involved in the investment and oversight of the Partnerships prior to the transaction remain responsible for investment and oversight of the Partnerships post the transaction.

The Partnerships will terminate on June 30, 2010, unless extended at the option of the General Partner for one year, and thereafter with Advisory Committee approval for an additional one-year period. The General Partner and Advisory Committee intend to extend the Partnerships’ termination date for the additional one-year period.

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

Capitalized terms used but not defined herein shall have the meaning assigned to them in the respective limited partnership agreements.

Certain amounts in the 2008 combined financial statements have been restated due to the reclassification of the receipt of escrow proceeds from accumulated net unrealized loss to net realized gains on investments within the Analysis of partners’ capital on the Combined Statement of Assets Liabilities and Partners’ Capital. This restatement had no impact on either Partners’ Capital or Net income (loss).

Note 2 –	Summary of Significant Accounting Policies

Accounting Developments

In June 2009, the FASB issued ASU No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles.” This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the combined financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds and liquid debt instruments such as commercial paper with maturities of three months or less from the date of purchase. Cash and cash equivalents are stated at cost, which approximates fair value. The Partnerships’ practice is to invest cash with financial institutions and lenders that have acceptable credit ratings. All highly liquid investments with a maturity of less than ninety days at the time of purchase are considered to be cash equivalents.

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

FASB ASC 740, “Income Taxes” (“ASC 740”) (formerly known as FIN 48), establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnerships’ tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The implementation of ASC 740 did not result in any current adjustment or cumulative effect and therefore no adjustment was recorded in the combined financial statements of the Partnerships upon adoption.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. The fair value of investments in privately held companies are estimated by the General Partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the investments are carried are adjusted to estimated fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments. Investment transactions are accounted for on a trade date basis. When investments are sold, liquidated or distributed, the gain or loss is classified as realized. Unrealized appreciation or depreciation resulting from changes in fair value of investments (including reversals of unrealized gains or losses when investments are sold or distributed) is included in the combined statement of operations.

The Partnerships adopted the provisions of FASB ASC, “Fair Value Measurements and Disclosures (Topic 820)” (formerly known as SFAS 157), as of January 1, 2008. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the General Partner performs a detailed analysis of the assets and liabilities that are subject to FASB ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The following table summarizes the valuation of the Partnerships’ investments by the above FASB ASC Topic 820 pricing observability levels as of December 31, 2009 and 2008:

Fair Value Measurements at Reporting Date Using:

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Ending Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	as of
Description	Level 1	Level 2	Level 3	December 31, 2009

Investments	$—	$—	$15,756,205	$15,756,205

Description	Level 1	Level 2	Level 3	December 31, 2008

Investments	$21,241,007	$—	$34,729,240	$55,970,247

The following table summarizes the fair value of Level 3 investments for the years ended December 31, 2009 and 2008:

Balance as of January 1, 2008	$71,756,593
Purchases (sales), net	(13,917,809)
Realized gain (loss), net	(10,006,672)
Unrealized gain (loss), net	(13,102,872)

Balance as of December 31, 2008	34,729,240
Sales	(3,152,160)
Realized gain (loss), net	(9,065,723)
Unrealized gain (loss), net	(6,755,152)

Balance as of December 31, 2009	$15,756,205

FASB ASC Topic 820 requires additional detailed disclosure for securities held by the Partnerships by major security types based on the nature, risks, activity or business sector, vintage, geographic concentration, credit quality, and economic characteristic. Please refer to Combined Schedule of Investments and “Note 9 – Investment Portfolio” for further categorization of investments.

In-kind Distributions

Marketable securities distributed to limited partners are valued at the closing price of the security on the principal securities exchange on which such securities were traded at the close of the trading day immediately prior to the distribution date.

Subsequent Events

In May 2009, the FASB issued a new standard ASC 855, “Subsequent Events” (“ASC 855”) that provides guidance on the General Partner’s assessment of subsequent events. ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009. The Partnerships adopted ASC 855 as of June 30, 2009. See “Note 13 – Subsequent Events” for required disclosure.

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

Changes in Unrealized Investment Valuations

During 2009, the Partnerships recorded unrealized losses of $9.9 million in Orchard Acquisition Company (“Orchard”), $3.3 million in MxEnergy, Inc., and $3.9 million in Peregrine due to the write-down of the value of the investments. The Partnerships also reversed previously recognized net unrealized gains from various investments sold or distributed of $5.7 million.

During 2008, the Partnerships recorded an unrealized gain $0.3 million in Axiom Legal Systems, Inc. related to the write-up of the value of the investment. In addition, the Partnerships recorded an unrealized loss of $15.1 million in Exco Resources, Inc. (“Exco”) due to the change in the fair value of the remaining securities and recorded unrealized losses of $19.3 million in Tammac Holdings Corporation (“Tammac”) and $9.2 million in Orchard related to the write-down of these investments. The

Partnerships also reversed previously recognized net unrealized gains from various investments sold or distributed of $127.3 million.

During 2007, the Partnerships recorded unrealized gains due to the change in the fair value of remaining securities of $22.2 million in Crown Castle International Corp. (formerly, Global Signal Inc. (“GSL”)) (“CCI”) and $1.7 million in MedAssets Inc. (“MedAssets”). In addition, the Partnerships recorded unrealized losses due to the change in the fair value of the investments during the period of $2.3 million in Heartland Payment Systems, Inc. (“Heartland”), $1.4 million in Exco and $10.0 million in LMP Exploration Holdings, L.P. and LMP Exploration Holdings GP, LLC (collectively “LMP”). The Partnerships also reversed previously recognized net unrealized gains from various investments sold or distributed of $559.7 million.

Sale Proceeds, Realizations and other Distributions

During 2009, the Partnerships received $32.5 million from the sale of the remaining securities held in Exco ($27.3 million recorded as a realized gain and $5.2 million as a return of capital), $0.7 million from the sale of its investment in eTel Group Limited (“eTel”) ($1.2 million recorded as realized loss thus relieving remaining basis of $1.9 million), $1.2 million from the sale of its investment in Double D Energy, Ltd. (“Double D”) ($0.9 million recorded as a realized gain and $0.3 million as a return of capital), $0.2 million from LMP ($8.8 million recorded as a realized loss thus relieving remaining basis of $9.0 million), and $1.0 million from Peregrine (recorded as a return of capital). Additionally, as a result of a restructuring of MxEnergy’s capital structure, the Partnerships’ 0.2 million Series A convertible preferred shares were exchanged for 1.9 million Class C common stock. As the result of a restructuring of Tammac’s capital structure, the Partnerships’ $4.3 million Bridge loan was exchanged for 4.3 million shares of Class A common stock.

During 2008, the Partnerships received $8.0 million from the sale of a portion of its investment in LMP (recorded as a return of capital), $0.5 million from the sale of a portion of its investment in eTel ($3.6 million recorded as realized loss and $0.5 million recorded as a return of capital), $1.0 million from the sale of its investment in Berliner Communications Inc. ($6.4 million recorded as realized loss and $1.0 million recorded as return of capital), $5.0 million from its sale of investment in MedAssets ($2.5 million recorded as realized gain and $2.5 million as return of capital), and received $4.4 million from the sale of Peregrine (recorded as return of capital). In addition, the Partnerships made an in-kind distribution of CCI, which was valued at $90.3 million ($84.5 million recorded as realized gain and $5.8 million recorded as a return of capital) and an in-kind distribution of Heartland valued at $42.4 million ($37.3 million recorded as realized gain and $5.1 million recorded as return of capital).

During 2008, the Partnerships also received dividend distributions of $0.1 million and $0.3 million from Double D and from Heartland, respectively (recorded as dividend income).

During 2007, the Partnerships received proceeds of $17.7 million from the sale of its investment in Hercules Offshore, Inc. ($15.8 million recorded as realized gain and $1.9 million recorded as a return of capital). In addition, during 2007, the Partnerships received payments from amounts held in escrow by United States Exploration, Inc. of $3.4 million (recorded as realized gain).

During 2007, the Partnerships also received $95.6 million from the sale of a portion of its investment in Heartland ($84.9 million recorded as realized gain and $10.7 million recorded as a return of capital), $4.6 million from the sale of a portion of its investment in MedAssets ($2.1 million recorded as realized gain and $2.5 million recorded as a return of capital), $1.0 million from the sale of a portion of its investment in eTel ($3.7 million recorded as a realized loss and $1.0 million recorded as a return of capital), $200.1 million from the CCI merger with GSL ($187.1 million recorded as realized gain and $13.0 million recorded as a return of capital) (See Note 7), $173.9 million through a registered secondary offering of CCI shares ($161.9 million recorded as realized gain and $12.0 million recorded as a return of capital) and an additional $96.6 million through a block trade of CCI ($90.1 million recorded as realized gain and $6.5 million recorded as a return of capital). In addition, the Partnerships made an in-kind distribution of Energy Transfer Equity, L.P. (“ETE”), which was valued at $110.4 million (recorded as a realized gain).

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

Distributions will be made to each partner in accordance with the terms of its respective limited partnership agreement. In general, a limited partner’s share of current income from dividends and interest (net of expenses) and net proceeds attributable to the disposition of investments by the Partnerships will be distributed first, 100% to such limited partner until such limited partner has received on a cumulative basis distributions equal to such limited partner’s share of the sum of (i) invested capital in the investment giving rise to the distribution; (ii) aggregate invested capital in all previously realized investments; (iii) aggregate write-downs, if any, for unrealized investments, (iv) management fees and partnership expenses paid prior to such distributions that are allocable to all realized investments in which such limited partner participated, and (v) a priority return of 8% on each of the foregoing compounded annually for the period of the investment. Remaining current income and net proceeds will then be distributed 100% to the General Partner until the General Partner has received as a “catch up” adjustment an amount equal to 20% of the amount distributed to such limited partner as a priority return referred to above and 20% of the amount distributed per this provision. Thereafter, current income and net proceeds will be distributed 80% to such limited partners and 20% to the General Partner (“profit override” also referred to as carried interest).

Since inception, the Partnerships’ allocation of profit override to the General Partner representing both its unrealized and realized profit override was approximately $224.2 million as of December 31, 2009. As of December 31, 2009, the General Partner has realized $223.6 million in distributions of its allocated profit override. Future losses in the value of the Partnerships’ investments may require a reduction in the allocation of profit override to the General Partner and upon liquidation of the Partnerships, the General Partner would be obligated to contribute to the Partnerships the amount, if any, by which cumulative profit override distributions received exceed its cumulative allocable profit override. The General Partner would be required to establish a reserve for potential clawbacks if the General Partner determined that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2009 and 2008, the General Partner has not reserved for any clawback obligations.

Cash distributions of net proceeds from dispositions of investments will be made as soon as practicable after their receipt by the Partnerships. Other cash receipts of the Partnerships shall be distributed at least annually or more frequently if deemed appropriate by the General Partner. Distributions in-kind will be made at the discretion of the General Partner.

During 2009, 2008 and 2007 the Partnerships made distributions to its partners of $43.1 million (net of $1.4 million retained to fund management fees and other partnership expenses), $154.4 million (including $90.3 million of in-kind distributions of CCI and $42.4 million of in-kind distributions of HPY), and $614.0 million (including $110.4 million of in-kind distributions of ETE), respectively. These distributions were comprised of portfolio company dividends, capital proceeds, realized gains, return of invested capital and other proceeds from refinancings.

Accrued expenses and other liabilities as of December 31, 2009 and 2008 consist of foreign tax amounts withheld on behalf of certain limited partners.

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

At March 31, 2007, the Partnerships’ capacity to drawdown capital expired. As of March 31, 2007, two partners were in default of their capital call obligations including amounts related to interim financings and expenses in the amount of $5.1 million. Such amounts are not reflected in contributed capital in the combined statements of changes in partners’ capital. These partners continue to share pro rata in the investments made prior to their default; however, they do not participate in any subsequent investments.

Note 7 –	Borrowings and Credit Facility

In 2004, the Partnerships entered into a $15 million Credit Facility (the “Facility”) with a commercial bank (the “Bank”) secured by interests in the Partnerships’ capital call rights. The Facility and the Bank’s security interest expired on January 31, 2007 and no amounts were outstanding under the facility at that time. The purpose of this Facility was to provide the Partnership with short-term revolver borrowings to fund portfolio company investments in advance of the receipt by the Partnerships of capital contributions from the partners. Interest on outstanding borrowings was based on LIBOR plus 125 basis points. There was no interest expense related to the Facility in 2007.

In April 2006, GCP SPV1, LLC (the “Borrower”) amended the February 17, 2005 credit agreement, with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the amended credit agreement the Borrower borrowed $155.6 million, secured by 9,727,464 shares of GSL common stock owned by it. In January 2007, the Partnerships applied cash received from both the previously announced CCI merger with GSL and the subsequent CCI share repurchase towards the repayment of the entire outstanding balance on the credit agreement borrowings of $155.6 million ($53.8 million of which was repaid in December 2006). As a result of the credit agreement repayment, the lender relinquished its security interest in the Partnerships remaining shares of CCI. Interest expense related to the credit agreement borrowings was $2.2 million (including $1.6 million for the write-off of unamortized loan origination fees and $0.3 million for the write-off of the interest rate cap arrangement) for the year ended December 31, 2007. The Borrower entered into an interest rate cap arrangement effective April 18, 2006 (which expired on September 28, 2007) with Morgan Stanley Capital Services, Inc. and terminated early the existing interest rate cap arrangement dated February 17, 2005. Under the arrangement the interest rate for a notional amount of borrowings of $155.6 million was capped at one month LIBOR of 5.5% (or 8.5% including the applicable spread of 300 basis points).

There were no borrowings outstanding under the facility and credit agreement during the years ended December 31, 2009 and 2008, and the Partnerships weighted average amount of borrowings outstanding under the facility and credit agreement during the year ended December 31, 2007 was approximately $5.3 million, with a related weighted average annualized rate of 8.2%.

Note 8 –	Related Party Transactions

GPGP is the general partner, parent and affiliate of the General Partner and controls the Manager. GPGP committed approximately $30.3 million to the Partnerships. At March 31, 2007, the Partnerships’ capacity to drawdown capital expired and the General Partners’ Available Capital Commitment is zero. GPGP has an interest of approximately 12% in all investments made on or after February 1, 2004 and approximately 4% in all investments made prior to February 1, 2004. The carrying value of the GPGP investment in the Partnerships including profit override was approximately $3.1 million and $8.0 million at December 31, 2009 and 2008, respectively.

From the inception of the Partnerships through December 22, 2009 the GPGP was responsible for the day-to-day managerial and administrative services of the Partnerships. Effective December 2009, the General Partner delegated its obligation to GCP II LLC to provide day-to-day managerial and administrative services to the Partnerships. Under the terms of their respective limited partnership agreements, the Delaware Fund, the Off-Shore Fund and the Executive Fund each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. The GPGP’s commitment through the General Partner is not subject to a management fee. During the Commitment Period, which was terminated on March 31, 2005, each limited partner (excluding the General Partner and the Employee Fund) paid an amount based upon a specified percentage ranging from 1% to 1.5% per annum of such partner’s capital commitment. Subsequent to March 31, 2005 (termination of the Commitment Period), the management fee is 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. The management fee is payable semi-annually in advance. Management fees paid by the Partnerships to the Manager for the years ended December 31, 2009, 2008 and 2007 were $0.2 million, $0.4 million and $0.9 million, respectively. Included in due from affiliates at December 31, 2009 is $1.2 million due to the Partnerships from the General Partner.

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

The Partnerships will incur all other Partnership Expenses and Partnership Administrative Expenses (collectively, “Partnership Expenses”). The allocation of such Partnership Expenses will be made on a pro rata basis based on committed capital, unless any such expense is solely or disproportionately attributable to any single partnership, in which case the Manager may allocate such expense differently. The Manager pays the Partnership Expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2009 and 2008 the Partnerships owed $0.1 million to the Manager for the reimbursement of such expenses.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all “break-up fees”, “commitment fees” and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnership’s proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. There were no management fee reductions in 2009. Management fee reductions for 2008 were $0.1 million.

Note 9 –	Investment Portfolio

As of December 31, 2009 and 2008 the portfolio of investments by type of security was as follows:

	2009		2008
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Type of Security	Value	Capital	Value	Capital

Preferred Stock	$2,000,000	9.2%	$7,238,284	10.6%
Common Stock	3,756,205	17.4%	32,885,979	48.1%
LP Equity Units and Capital Sharing Interests	10,000,000	46.2%	15,845,984	23.1%

Total	$15,756,205	72.8%	$55,970,247	81.8%

As of December 31, 2009 and 2008 the portfolio of investments by geographic location was as follows:

	2009		2008
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Geographic Location	Value	Capital	Value	Capital

North America	$15,756,205	72.8%	$55,731,963	81.5%
Europe	—	—%	238,284	0.3%

Total	$15,756,205	72.8%	$55,970,247	81.8%

Note 10 –	Partners’ Capital

As of December 31, 2009, 2008 and 2007, the capital balance of each Partnership was as follows (in millions):

	Delaware	Off-Shore	Executive	Employee	Total

Committed capital	$257.7	$43.0	$41.3	$81.2	$423.2

Partners’ capital, January 1, 2007	479.8	72.6	75.7	150.5	778.6

Contributed capital	3.8	0.4	0.6	1.2	6.0
Distributions	(380.3)	(54.8)	(59.9)	(119.0)	(614.0)
Net Income	66.9	10.0	10.5	21.0	108.4

Total partners’ capital December 31, 2007	170.2	28.2	26.9	53.7	279.0

Distributions	(94.0)	(16.3)	(14.9)	(29.2)	(154.4)
Net Loss	(34.8)	(5.0)	(5.4)	(11.0)	(56.2)

Total partners’ capital December 31, 2008	41.4	6.9	6.6	13.5	68.4

Contributed capital	0.9	0.1	0.1	0.3	1.4
Distributions	(25.6)	(4.5)	(4.1)	(8.9)	(43.1)
Net Loss	(3.2)	(0.5)	(0.5)	(0.9)	(5.1)

Total partners’ capital December 31, 2009	$13.5	$2.0	$2.1	$4.0	$21.6

Note 11 –	Market and Other Risk Factors

The Partnerships’ portfolio investments were comprised primarily of companies which operate in the energy, financial services and certain other industry specific business sectors. Multiple market risk factors exist which could cause the Partnerships to lose some or all of their invested capital. These risks include:

General economic risk – the Partnerships’ portfolio investments can be impacted by changes caused by global and domestic market conditions, including energy, financial services and certain other industry specific economic conditions.

Changes in the market for public offerings could also have an effect on the Partnerships and their ability to realize their investment objectives. In addition, the portfolio is subject to equity price risk and other market risk.

Concentration risk – the Partnerships invested in securities in a limited number of companies, primarily within the energy, financial services and certain other industry specific business sectors and these investments may not be a balanced or fully diversified portfolio.

Investee risk – the Partnerships’ investees may include smaller entrepreneurial companies which may have limited business histories, product or service lines, markets, financial resources and management depth. Such companies also may not have achieved profitable operations or positive cash flows.

Liquidity risk – the Partnerships’ portfolio of investments includes illiquid, non-publicly traded securities and restricted publicly traded securities. Accordingly, there is the risk that the Partnerships may not be able to realize their investment objectives by sale or other disposition of portfolio investments at prices reflective of the Partnerships’ current carrying value. As a result, the Partnerships may sustain losses with respect to some or all of its investments.

Contractual Obligations – the Partnerships may enter into contracts that contain a variety of indemnity obligations. The Partnerships’ maximum exposure under these arrangements is unknown. However, the Partnerships have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Note 12 –	Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies:

	Years Ended December 31,
	2009	2008	2007

Ratios to average limited partners’ capital:
Expenses	1.22%	0.55%	0.66%
Profit override allocation	(0.23)%	(8.36)%	3.28%

Total expenses and profit override allocation	0.99%	(7.81)%	3.94%
Net investment income (loss)	(1.17)%	0.10%	1.11%
Ratio of expenses to total committed capital	0.12%	0.15%	0.82%
Ratio of contributed capital to total committed capital	99.88%	99.55%	99.55%

The net internal rate of return, since inception of the Partnerships through December 31, 2007 was 44.57%, 43.62% through December 31, 2008, and 43.47% through December 31, 2009. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override) to the General Partner, and was computed based on the actual dates of capital contributions and distributions, and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date. Ratios are calculated for the limited partners taken as a whole. An individual limited partner’s ratios may vary depending on the partnership with which they are invested due to differing management fee arrangements, profit override allocations and the timing of capital transactions.

The net investment income ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Note 13 –	Subsequent Events

The Partnerships have evaluated subsequent events through February 22, 2010, the date as of which the audited combined financial statements are being issued.

Supplemental Schedules

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund I
Combining Statement of Assets, Liabilities and Partners’ Capital

As of December 31, 2009

		Greenhill
		Capital	Greenhill
	Greenhill	Partners,	Capital
	Capital	(Cayman),	Partners,	Greenhill
	Partners, L.P.	L.P.	(Executive), L.P.	Capital, L.P.	Total

Assets
Investments, at estimated fair value	$9,762,693	$1,422,745	$1,515,311	$3,055,456	$15,756,205
Cash and cash equivalents	3,367,910	1,013,572	518,727	1,146,544	6,046,753
Due from affiliates	887,602	125,060	139,682	—	1,152,344
Interest and dividend receivable	139	127	54	127	447
Other assets	50	—	—	10	60

Total assets	$14,018,394	$2,561,504	$2,173,774	$4,202,137	$22,955,809

Liabilities and Partners’ Capital
Due to affiliates	$27,638	$20,651	$8,510	$7,924	$64,723
Accrued expenses and other liabilities	428,517	534,723	41,472	234,167	1,238,879

Total liabilities	456,155	555,374	49,982	242,091	1,303,602
Partners’ capital:
Limited partners	12,931,767	1,967,504	1,728,715	3,920,448	20,548,434
General partners	630,472	38,626	395,077	39,598	1,103,773

Total partners’ capital	13,562,239	2,006,130	2,123,792	3,960,046	21,652,207

Total liabilities and partners’ capital	$14,018,394	$2,561,504	$2,173,774	$4,202,137	$22,955,809

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund I
Combining Statement of Operations

Year ended December 31, 2009

		Greenhill
	Greenhill	Capital	Greenhill
	Capital	Partners,	Capital
	Partners,	(Cayman),	Partners,	Greenhill
	L.P.	L.P.	(Executive), L.P.	Capital, L.P.	Total

Investment Income
Interest income	$10,704	$5,824	$1,504	$5,097	$23,129

	10,704	5,824	1,504	5,097	23,129

Expenses
Management fee	137,935	17,690	18,978	—	174,603
Other expenses	307,573	25,922	24,628	(11,418)	346,705

	445,508	43,612	43,606	(11,418)	521,308

Net investment income (loss)	(434,804)	(37,788)	(42,102)	16,515	(498,179)

Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	11,376,260	1,512,696	1,811,883	3,545,456	18,246,295
Net change in unrealized loss on investments	(14,144,785)	(1,973,518)	(2,217,012)	(4,485,846)	(22,821,161)

	(2,768,525)	(460,822)	(405,129)	(940,390)	(4,574,866)

Net loss	$(3,203,329)	$(498,610)	$(447,231)	$(923,875)	$(5,073,045)

Item 15C.	Financial Statements Schedules (continued)

Combined Financial Statements of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund II:

We have audited the accompanying combined statement of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund II (comprised of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.) (the “Partnerships”), including the combined schedule of investments, as of December 31, 2009 and 2008, and the related combined statements of operations, changes in partners’ capital, and cash flows for each of the three years ended December 31, 2009. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund II at December 31, 2009 and 2008, and the results of its operations, changes in its partners’ capital and its cash flows for each of the three years ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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
February 22, 2010

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Assets, Liabilities and Partners’ Capital
As of December 31,

	2009	2008

Assets
Investments, at estimated fair value as determined by the General Partner (cost of $436,140,453 in 2009, and $588,088,180 in 2008, respectively)	$506,772,888	$528,178,337
Cash and cash equivalents	25,761,525	4,393,351
Due from affiliates	—	219,865
Other assets	329,396	331,796

Total assets	$532,863,809	$533,123,349

Liabilities and Partners’ Capital
Revolving loan	$45,000,000	$—
Accrued expenses	1,602,844	643,328
Due to affiliates	340,443	212,567

Total liabilities	46,943,287	855,895
Partners’ capital:
Limited partners	435,192,199	476,641,378
General partner	50,728,323	55,626,076

Total partners’ capital	485,920,522	532,267,454

Total liabilities and partners’ capital	$532,863,809	$533,123,349

Analysis of Partners’ Capital:
Net capital contributions, distributions, accumulated net investment income and net realized gain	$415,288,117	$592,177,285
Accumulated net unrealized gain (loss)	70,632,405	(59,909,831)

	$485,920,522	$532,267,454

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Operations
Years Ended December 31,

	2009	2008	2007

Investment Income
Dividend income	$4,616,522	$12,575,575	$6,132,936
Interest income	66,978	311,968	188,905

	4,683,500	12,887,543	6,321,841

Expenses
Management fee	9,853,195	11,816,808	11,818,927
Interest and amortization expense	386,664	877,199	1,347,404
Other expenses	2,076,169	862,319	448,263

	12,316,028	13,556,326	13,614,594

Net investment loss	(7,632,528)	(668,783)	(7,292,753)
Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	(96,280,552)	—	7,211,772
Net change in unrealized gain (loss) on investments	130,542,236	(95,706,716)	23,262,854

	34,261,684	(95,706,716)	30,474,626

Net income (loss)	$26,629,156	$(96,375,499)	$23,181,873

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Changes in Partners’ Capital
Years Ended December 31,

	Limited	General
	Partners	Partner	Total

Partners’ capital, January 1, 2007	$296,454,453	$34,430,210	$330,884,663
Contributed capital	188,617,864	19,423,625	208,041,489
Distributions	(37,440,291)	(4,284,553)	(41,724,844)
Net income	19,609,599	3,572,274	23,181,873

Partners’ capital, December 31, 2007	467,241,625	53,141,556	520,383,181
Contributed capital	117,775,682	13,474,318	131,250,000
Distributions	(20,609,237)	(2,380,991)	(22,990,228)
Net loss	(87,766,692)	(8,608,807)	(96,375,499)

Partners’ capital, December 31, 2008	476,641,378	55,626,076	532,267,454
Contributed capital	14,125,882	315,928	14,441,810
Distributions	(78,485,082)	(8,932,816)	(87,417,898)
Net income	22,910,021	3,719,135	26,629,156

Partners’ capital, December 31, 2009	$435,192,199	$50,728,323	$485,920,522

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statement of Cash Flows
Years Ended December 31,

	2009	2008	2007

Operating activities:
Net income (loss)	$26,629,156	$(96,375,499)	$23,181,873
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized and unrealized (gain) loss on investments	(34,261,684)	95,706,716	(30,474,626)
Changes in operating assets and liabilities:
Purchase of investments	(47,923,886)	(107,722,643)	(185,443,716)
Proceeds received from investments	103,591,019	—	59,385,165
Due from affiliates	219,865	330,676	(330,676)
Other assets	2,400	(276,628)	302,715
Accrued expenses and interest payable	959,516	512,443	36,635
Due to affiliates	127,876	171,095	(223,188)

Net cash provided by (used in) operating activities	49,344,262	(107,653,840)	(133,565,818)
Financing activities:
Contributions from partners	14,441,810	131,250,000	208,041,489
Distributions to partners	(87,417,898)	(22,990,228)	(41,724,844)
Repayment of note payable	—	—	(12,549,000)
Borrowings from revolving loan	45,000,000	39,068,735	115,914,642
Repayment of revolving loan	—	(49,321,667)	(130,161,710)

Net cash provided by (used in) financing activities	(27,976,088)	98,006,840	139,520,577
Net increase (decrease) in cash and cash equivalents	21,368,174	(9,647,000)	5,954,759
Cash and cash equivalents, beginning of year	4,393,351	14,040,351	8,085,592

Cash and cash equivalents, end of year	$25,761,525	$4,393,351	$14,040,351

Supplemental disclosure of cash flow information:
Cash paid for interest	$70,782	$759,570	$1,213,276

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedules of Investments
As of December 31,

	2009			2008
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Energy
Pearl Exploration and Production Ltd.(1)
(formerly, Watch Resources Ltd.)
2,438,878 Common shares in 2009, 3,438,878 Common shares in 2008	$10,393,572	$5,881,835	1.2%	$14,655,192	$2,200,790	0.4%
BreitBurn Energy Holdings LLC
7,500,000 Class A units	75,000,000	76,000,000	15.6%	75,000,000	75,000,000	14.1%
CLK Energy Partners, LLC
$1,500,000 Promissory note due December 31, 2009	—	—	0.0%	1,500,000	—	0.0%
Exco Resources, Inc.(1)
1,891,847 Common shares in 2009, 3,947,365 Common shares in 2008	35,945,124	40,163,987	8.3%	75,000,000	35,763,158	6.7%
Crusader Energy Group (formerly, Knight Energy Group, LLC)
40,000,000 shares in 2008	—	—	0.0%	70,016,554	44,521,015	8.4%
Augustus Energy Partners LLC 70,920 Class A units in 2008	—	—	0.0%	7,092,105	5,000,000	0.9%
Coronado Resources LLC
45.9% sharing percentage in 2008	—	—	0.0%	34,576,122	25,000,000	4.7%

Total Energy	121,338,696	122,045,822	25.1%	277,839,973	187,484,963	35.2%
Financial Services
Healthcare Finance Group, Inc.
4,665,384 Shares of Series B Senior Convertible Participating Preferred Stock	16,259,899	24,056,076	5.0%	16,259,899	20,009,899	3.8%
First Equity Card Corporation
142,000 Series A Preferred shares, 437,424 Series B Preferred shares, 1,352,394 Series C Preferred shares, 480,509 Series D Preferred shares	15,952,812	—		15,952,812	—
33,924 Common shares	196,912	—		196,912	—

	16,149,724	—	0.0%	16,149,724	—	0.0%

(1)	Publicly traded investment.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedules of Investments
As of December 31,

	2009			2008
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Financial Services (continued)
Trans-Fast Remittance LLC
87.4% sharing percentage	$37,000,000	$16,300,001	3.4%	$37,000,000	$16,300,001	3.1%

Total Financial Services	69,409,623	40,356,077	8.4%	69,409,623	36,309,900	6.9%
Insurance
PartnerRE Ltd (formerly, Paris Re Holdings Limited)(1)
1,147,322 Common shares in 2008	—	—	0.0%	22,946,440	15,965,113	3.0%
Harbor Point Limited
300,000 Class A voting common shares	30,000,000	28,920,865	6.0%	30,000,000	28,250,000	5.3%
Ironshore Inc.
4,500,000 Common shares	45,000,923	50,147,463	10.3%	45,000,923	48,000,923	9.0%
Validus Holdings, Ltd.(1)
1,571,427 Voting Common shares in 2009, 2,571,427 Voting Common shares in 2008	27,499,990	42,334,243	8.7%	45,000,000	67,268,530	12.6%

Total Insurance	102,500,913	121,402,571	25.0%	142,947,363	159,484,566	29.9%
Services & Other
FCC Holdings, Inc.
12,179,000 Common shares	60,895,000	70,004,034	14.4%	60,895,000	60,895,000	11.4%
International Education Corp.
184,511 Class A units in 2009	45,000,000	55,000,000	11.2%	—	—	0.0%
Stroz Friedberg Inc.
33,496 Shares of Series A Convertible Preferred shares	36,996,221	97,964,384	20.2%	36,996,221	84,003,908	15.8%

Total Services & Other	142,891,221	222,968,418	45.8%	97,891,221	144,898,908	27.2%

Total Investments(2)	$436,140,453	$506,772,888	104.3%	$588,088,180	$528,178,337	99.2%

(1)	Publicly traded investment.

(2)	At December 31, 2009, the portfolio of investments was comprised of companies located in or conducting their principal business in North America.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II

Notes to the Combined Financial Statements

Note 1 –	Organization and Basis of Presentation

Greenhill Capital Partners II, L.P. (the “Delaware Partnership II”) was formed as a Delaware limited partnership on January 13, 2005, commenced operations on March 31, 2005 and had its final closing on June 8, 2005. The primary business objective of the partnership is to achieve superior medium to long-term capital growth principally through a diversified portfolio of private equity and equity related investments.

The combined financial statements include the accounts of the Delaware Partnership II, Greenhill Capital Partners (Cayman) II, L.P. (the “Off-Shore Partnership II”), Greenhill Capital Partners (Executives) II, L.P. (the “Executive Partnership II”), and Greenhill Capital Partners (Employees) II, L.P. (the “Employee Partnership II”). The Delaware Partnership II, the Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II are collectively referred to as “Greenhill Capital Partners Private Equity Fund II” or the “Partnerships” and have ownership interests representing 51.4%, 20.1%, 3.5% and 25.0% respectively, of the combined net assets shown on the combined financial statements as of December 31, 2009. Such ownership interests may vary due to differing management fee arrangements. The Partnerships will generally purchase an interest in each portfolio company on a pro rata basis based on their respective ownership interests and on equivalent economic terms.

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

On December 22, 2009, Robert H. Niehaus, Chairman of Greenhill Capital Partners LLC (“GPGP”) and V. Frank Pottow, a member of the investment committee of GPGP, purchased certain merchant banking assets. Under the terms of the transaction the General Partner delegated to an entity controlled by it, Greenhill Capital Partners II LLC (“GCP II LLC”) (collectively with GPGP the “Manager”), its obligation to manage and administer the Partnerships (see “Note 8 — Related Party Transactions”). GPGP remains the general partner, parent and affiliate of the General Partner. The same personnel who were involved in the investment and oversight of the Partnerships prior to the transaction remain responsible for investment and oversight of the Partnerships post the transaction.

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

Capitalized terms used but not defined herein shall have the meaning assigned to them in the respective limited partnership agreements.

Note 2 –	Summary of Significant Accounting Policies

Accounting Developments

In June 2009, the FASB issued ASU No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles.”

This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the combined financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds. Cash and cash equivalents are stated at cost, which approximates fair value. The Partnerships practice is to invest cash with financial institutions and lenders that have acceptable credit ratings. All highly liquid investments with a maturity of less than ninety days at the time of purchase are considered to be cash equivalents.

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

FASB ASC 740, “Income Taxes” (“ASC 740”) (formerly known as FIN 48), establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnerships’ tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The implementation of ASC 740 did not result in any current adjustment or cumulative effect and therefore no adjustment was recorded in the combined financial statements of the Partnerships upon adoption.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. The fair value of investments in privately held companies are estimated by the General Partner after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the investments are carried are adjusted to estimated fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments. Investment transactions are accounted for on a trade date basis. When investments are sold, liquidated or distributed, the gain or loss is classified as realized. Unrealized appreciation or depreciation resulting from changes in fair value of investments (including reversals of unrealized gains or losses when investments are sold or distributed) is included in the combined statement of operations.

The Partnerships adopted the provisions of FASB ASC, “Fair Value Measurements and Disclosures (Topic 820)” (formerly known as SFAS 157), as of January 1, 2008. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the General Partner performs a detailed analysis of the assets and liabilities that are subject to FASB ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The following table summarizes the valuation of the Partnerships’ investments by the above FASB ASC Topic 820 pricing observability levels as of December 31, 2009 and 2008:

Fair Value Measurements at Reporting Date Using:

	Quoted Prices in			Ending Balance
	Active Markets for	Significant Other	Significant	as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
Description	Level 1	Level 2	Level 3	2009

Investments	$88,380,065	$—	$418,392,823	$506,772,888

				December 31,
Description	Level 1	Level 2	Level 3	2008

Investments	$121,197,591	$44,521,015	$362,459,731	$528,178,337

The following table summarizes the fair value of Level 3 investments for the years ended December 31, 2009 and 2008:

Balance as of January 1, 2008	$426,263,905
Purchases (sales), net	107,722,643
Transfers out of Level 3	(145,016,554)
Net realized gain (loss), net	—
Net unrealized gain (loss), net	(26,510,263)

Balance as of December 31, 2008	362,459,731
Purchases (sales), net	40,295,803
Transfers out of Level 3	—
Net realized gain (loss), net	(38,464,029)
Net unrealized gain (loss), net	54,101,318

Balance as of December 31, 2009	$418,392,823

FASB ASC Topic 820 requires additional detailed disclosure for securities held by the Partnerships by major security types based on the nature, risks, activity or business sector, vintage, geographic concentration, credit quality, and economic characteristic. Please refer to Combined Schedule of Investments and “Note 9 — Investment Portfolio” for further categorization of all level three investments.

Use of Estimates

The combined financial statements include estimates and assumptions made by the General Partner that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

In May 2009, the FASB issued a new standard ASC 855, “Subsequent Events” (“ASC 855”) that provides guidance on the General Partner’s assessment of subsequent events. ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009. The Partnerships adopted ASC 855 as of June 30, 2009. See “Note 13 — Subsequent Events” for required disclosure.

Note 3 –	Investments

Purchases

During 2009, the Partnerships made an investment of $45.0 million in International Education Corp. (“IEC”) and a follow-on investment of $2.9 million in Coronado Resources LLC (“Coronado”).

During 2008, the Partnerships made an investment of $75.0 million in BreitBurn Energy Holdings LLC (“BreitBurn”). In addition, the Partnerships completed follow-on investments of $7.0 million in Stroz Friedberg Inc. (“Stroz”), $4.8 million in Augustus Energy Partners, LLC (“Augustus”), and $20.9 million in Coronado.

During 2007, the Partnerships made investments of $75.0 million in Exco Resources, Inc. (“Exco”), $37.0 million in Trans-Fast Remittance LLC (“Trans-Fast”), and $60.9 million in FCC Holdings, Inc. (“FCC”). Additionally, the Partnerships completed follow-on investments of $9.0 million in Coronado, $1.9 million in First Equity Card Corp (“FECC”), and $1.6 million in Augustus.

Changes in Unrealized Investment Valuations

During 2009, the Partnerships recorded unrealized gains due to the change in the fair value of securities of $7.9 million in Black Pearl Resources Inc. (“Black Pearl”) (formerly, Pearl Exploration and Production Ltd.), $43.5 million in Exco, $7.0 million in PartnerRe Ltd. (“PartnerRe”) (formerly, Paris Re Holdings Limited). The Partnerships recorded unrealized gains of $4.0 million in Healthcare

Finance Group, Inc. (“HFG”), $9.1 million in FCC, $2.1 million in Ironshore Inc. (“Ironshore”), $13.9 million in Stroz, $1.0 million in Breitburn, $10.0 million in IEC and $0.7 million in Harbor Point Limited (“Harbor Point”) due to the write-up of the value of the investment. The Partnerships reversed previously recognized net unrealized losses from various investments of $38.7 million.

The Partnerships also recorded unrealized losses due to the change in the fair value of securities of $7.4 million in Validus Holdings, Ltd. (“Validus”).

During 2008, the Partnerships recorded an unrealized gain due to the change in the fair value of securities during the year of $7.1 million in Validus. The Partnerships also recorded unrealized gains of $17.0 million in Stroz, $3.8 million in HFG, and $3.0 million in Ironshore, due to the write-up of the value of the investment.

During 2008, the Partnerships recorded unrealized losses due to the change in the fair value of securities of $6.3 million in Black Pearl, $5.3 million in PartnerRe, $25.5 million in Crusader Energy Group (“Crusader”) (formerly, Kinght Energy Group, LLC) and $39.2 million in Exco. The Partnerships also recorded unrealized losses of $16.1 million in FECC, $20.7 million in Trans-Fast, $9.7 million in Coronado, $1.7 million in Harbor Point and $2.1 million in Augustus, due to the write-down of the value of the investments.

During 2007, the Partnerships recorded unrealized gains due to the change in the fair value of the remaining securities during the year of $15.1 million in Validus and $30.0 million in Stroz. The Partnerships recorded unrealized losses of $7.9 million in Black Pearl and $1.7 million in PartnerRe. The Partnerships also reversed previously recognized net unrealized gains from various investments of $12.2 million.

Realizations and other Distributions

During 2009, the Partnerships sold its investment in Augustus for $5.0 million in proceeds ($2.1 million recorded as realized loss thus relieving the remaining basis of $7.1 million), $2.6 million in proceeds from its sale of Coronado ($34.9 million recorded as realized loss thus relieving the remaining basis of $37.5 million) and $32.7 million from its sale of PartnerRe ($9.9 million recorded as realized gain and $22.8 million recorded as return of capital). The Partnerships also realized $35.9 million in proceeds from a partial sale of its investment in Exco ($3.2 million recorded as realized loss thus relieving basis of $39.1 million), $1.3 million from a partial sale in its investment in Black Pearl ($3.0 million recorded as realized loss thus relieving basis of $4.3 million) and $26.0 million from a partial sale of Validus ($8.5 million recorded as realized gain and $17.5 million as return of capital). The Partnerships recorded realized losses of $70.0 million and $1.5 million in Crusader and CLK Energy Partners, LLC, respectively, related to the write-off of the investments. In addition, received proceeds of $0.1 million from Genesis Gas & Oil LLC (“Genesis”) recorded as realized gain.

During 2009, the Partnerships also received dividend distributions of $1.8 million from Validus ($0.3 million included in other assets), $0.2 million from PartnerRe, $1.4 million in Stroz Friedberg Inc., $0.1 million from Exco and $1.1 million from Harbor Point. In addition, the Partnerships received interest income of $0.04 million from Genesis.

During 2008, the Partnerships received dividend distributions of $2.1 million from Validus, $3.0 million from Exco, $2.3 million from Harbor Point, $1.6 million from Stroz, and $3.6 million from PartnerRe. In addition, the Partnerships received interest income of $0.1 million from BreitBurn.

During 2007, the Partnerships received proceeds of $16.1 million from the Crown Castle International Corp. (“CCI”)(formerly, Global Signal, Inc. (“GSL”)) merger with GSL ($8.6 million recorded as realized gain and $7.5 million recorded as a return of capital), $14.0 million through a registered secondary offering of CCI shares ($7.0 million recorded as realized gain and $7.0 million recorded as a return of capital), and $15.9 million from the block trade of CCI ($10.4 million recorded as realized gain and $5.5 million recorded as a return of capital). The Partnerships also received proceeds of $2.7 million from a partial sale of its shareholdings in the initial public offering of PartnerRe ($0.6 million recorded as realized gain and $2.1 million recorded as return of capital). The Partnerships recorded a realized loss of $7.0 million in CLK related to the write-off of the investment. In addition, the Partnerships recorded proceeds of $10.7 million from the sale of their membership interests in Genesis ($12.4 million recorded as realized loss thus relieving remaining basis of $10.9 million). Included in due from affiliates is $0.2 million of additional proceeds withheld for US income tax withholding, which was received in February of 2009.

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

Distributions will be made to each limited partner in accordance with the terms of its respective limited partnership agreement. In general, a limited partner’s share of current income from dividends and interest (net of expenses) and net proceeds attributable to the disposition of investments by the Partnerships will be distributed first, 100% to such limited partner until such limited partner has received on a cumulative basis distributions equal to such limited partner’s share of the sum of (i) invested capital in the investment giving rise to the distribution; (ii) aggregate invested capital in all previously realized investments; (iii) aggregate write-downs, if any, for unrealized investments, (iv) management fees and partnership expenses paid prior to such distributions that are allocable to all realized investments in which such limited partner participated, and (v) a priority return of 8% on each of the foregoing compounded annually for the period of the investment. Remaining current income and net proceeds will then be distributed 100% to the General Partner until the General Partner has received as a “catch up” adjustment an amount equal to 20% of the amount distributed to such limited partner as a priority return referred to above and 20% of the amount distributed per this provision. Thereafter, current income and net proceeds will be distributed 80% to such limited partner and 20% to the General Partner (“profit override” generally referred to as carried interest).

The General Partner has not met the threshold to receive an allocation of unrealized or realized profit override as of December 31, 2009. In the event that the General Partner had been allocated profit override, future losses in the value of the Partnerships’ investments may require a reduction in such allocation of profit override to the General Partner and upon liquidation of the Partnerships, the General Partner would be obligated to contribute to the Partnerships the amount, if any, by which cumulative profit override distributions received exceed its cumulative allocable profit override.

Cash distributions of net proceeds from dispositions of investments will be made as soon as practicable after their receipt by the Partnerships. Other cash receipts of the Partnerships shall be distributed at least annually or more frequently if deemed appropriate by the General Partner.

During 2009, 2008 and 2007, the Partnerships made distributions to its partners of $87.4 million, $23.0 million and $41.7 million, respectively. These distributions were comprised of portfolio company dividends, return of invested capital and realized gains.

Included in other operating expenses for the year ended December 31, 2009 and included in accrued expenses at December 31, 2009 is $1.4 million in partnership expenses (Note 8) related to the Partnerships investment in IEC.

Note 6 –	Capital Commitments

Each partner admitted to the Partnerships committed a specific dollar amount (“Capital Commitment”) to be drawn down according to the terms of the limited partnership agreement applicable to such partner. Capital contributions by a partner for the purpose of acquiring partnership investments or payment of certain partnership expenses and management fees reduce such partner’s remaining capital commitment. However, amounts repaid to a partner as a return of capital in respect to management fees will be added back to such partner’s remaining capital commitment after the repayment of any notional losses.

In accordance with the terms of the limited partnership agreements, each partner will make Capital Contributions to fund investments through the end of the Commitment Period, which is generally the fifth anniversary of the last Closing Date of the Partnerships. The partners will also fund Capital Contributions post the termination of the Commitment Period for (1) commitments made to invest prior to the termination of the Commitment Period, (2) an investment in convertible securities in connection with the exercise, exchange or conversion of those securities, or (3) follow-on investments made by the end of two years from the termination of the Commitment Period, as long as such investment amount does not exceed 15% of the aggregate Capital Commitment or the Available Capital Commitments of the partners.

The Partnerships have $875 million in total aggregate capital commitments. At December 31, 2009, 2008 and 2007 the Partnerships had remaining outstanding aggregate capital commitments of $160.1 million, $175.9 million and $307.1 million from its partners, respectively.

Note 7 –	Credit Facility

The Partnerships have a $50 million Credit Facility (the “Facility”) with a commercial bank (the “Bank”), subject to a borrowing base limitation. At December 31, 2009 the borrowing base exceeded the facility size and therefore there was no limitation on the borrowing amount. The purpose of the Facility is to provide the Partnerships with short-term revolver borrowings to fund portfolio company investments and certain other general purposes in advance of the receipt by the Partnerships of capital contributions from the partners. The Bank has a security interest in the Partnerships’ capital call rights and the Bank could require the General Partner to make a subsequent capital call to meet the debt obligation if necessary. Interest on outstanding borrowings is based on LIBOR plus 250 basis points. In addition, for the duration of the Facility the Partnerships pay a 35 basis points per annum charge on the average unutilized portion of the Facility. The Facility expired on January 27, 2010. Included in Other Assets was $14,584 of debt financing costs related to the Facility at December 31, 2009 and there were no debt financing costs related to the Facility included Other Assets at December 31, 2008. Debt financing costs are amortized over the life of the Facility.

At December 31, 2009 there were $45.0 million in revolver borrowings outstanding and there were no revolver borrowings outstanding as of December 31, 2008. Interest expense related to the Facility was $0.4 million (including $0.2 million of amortization of the debt financing costs and $0.2 million of unused loan commitment fees), $0.9 million (including $0.1 million of amortization of the debt financing costs), and $1.1 million (including $0.1 million of amortization of the debt financing costs) for the years ended December 31, 2009, 2008 and 2007, respectively.

In April 2006, the Partnerships transferred all of the shares of common stock of GSL owned by it to a new, wholly-owned subsidiary, GCP SPV2, LLC (the “Borrower”). The Borrower entered into a credit agreement at that time, with Morgan Stanley Mortgage Capital, Inc., as administrative agent, and certain other lenders named therein. Under the terms of the credit agreement the Borrower borrowed $12.5 million, secured by 784,314 shares of GSL common stock owned by it. In January 2007, the Partnerships applied cash proceeds received at the time of the CCI merger with GSL and the subsequent CCI share repurchase towards the repayment of the entire outstanding balance on the credit agreement borrowings of $12.5 million. As a result of the credit agreement repayment, the lender relinquished its security interest in the Partnerships’ remaining shares of CCI. Interest expense related to the credit agreement borrowing was $0.2 million (including $0.1 million for the write-off of un-amortized loan origination fees) for the year ended December 31, 2007.

The Partnerships weighted average amount of borrowings outstanding under the Facility and credit agreement during the year ended December 31, 2009, 2008 and 2007, was approximately $2.6 million, $19.1 million and $16.6 million, respectively. The related weighted average annualized rate on the borrowings was 1.7%, 3.9%, 6.5% for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8 –	Related Party Transactions

GPGP is the general partner, parent and affiliate of the General Partner and controls the Manager. GPGP committed approximately $87.5 million, or 10.0% of committed capital, to the Partnerships of which $16.1 million remains outstanding at December 31, 2009 to fund future investments through the end of the Commitment Period. In accordance with the terms of the partnership agreement, the GPGP will also fund Capital Contributions post the termination of the Commitment Period for (1) commitments made to invest prior to the termination of the Commitment Period, (2) an investment in convertible securities in connection with the exercise, exchange or conversion of those securities, or (3) follow-on investments made by the end of two years from the termination of the Commitment Period, as long as such investment amount does not exceed 15% of the aggregate Capital Commitment or the Available Capital Commitments of all partners. Through its interest in the Partnerships, the GPGP has an interest of approximately 10.1% in all investments. The carrying value of the GPGP investment in the Partnerships was approximately $50.7 million and $55.6 million at December 31, 2009 and 2008, respectively.

From the inception of the Partnerships through December 22, 2009 the GPGP was responsible for the day-to-day managerial and administrative services of the Partnerships. Effective December 2009, the General Partner delegated its obligation to GCP II LLC to provide day-to-day managerial and administrative services to the Partnerships. Under the terms of their respective limited partnership agreements, the Delaware Partnership II, the Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. The GPGP’s commitment through the General Partner is not subject to a management fee. During the commitment period, each limited partner pays an amount based upon 1.5% per annum of such partner’s capital commitment. Subsequent to the commitment period, the management fee will be 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. The management fee is payable semi-annually in advance. A management fee of $9.9 million was paid by the Partnerships to the GPGP for the year ended December 31, 2009 and $11.8 million for the years ended December 31, 2008 and 2007. The management fee payment for 2009 was reduced by Transaction fees paid by the portfolio companies in 2008 (see below).

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

The Partnerships will incur all other Partnership Expenses and Partnership Administrative Expenses (collectively, “Partnership Expenses”). The allocation of such Partnership Expenses will be made on a pro rata basis based on committed capital, unless any such expense is solely or disproportionately attributable to any single Partnership, in which case the Manager may allocate such expense differently. The Manager pays the Partnership Expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2009 and 2008 the Partnerships owe approximately $0.01 million and $0.1 million, respectively to the GPGP for reimbursement of such expenses.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all “break-up fees”, “commitment fees” and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnerships proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. During 2008, the portfolio companies paid $2.0 million in transaction fees to the Manager, of which eighty percent reduced the management fees payable by the limited partners of such Partnerships for 2009.

Note 9 –	Investment Portfolio

As of December 31, 2009 and 2008 the portfolio of investments by type of security was as follows:

	2009		2008
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Type of Security	Value	Capital	Value	Capital

Common Stock	$237,452,427	48.9%	$302,864,529	56.9%
LP Equity Units and Capital Sharing Interests	147,300,001	30.3%	121,300,001	22.8%
Participating Preferred Stock	122,020,460	25.1%	104,013,807	19.5%

Total	$506,772,888	104.3%	$528,178,337	99.2%

As of December 31, 2009 and 2008 the portfolio of investments by geographic location was as follows:

	2009		2008
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Geographic Location	Value	Capital	Value	Capital

North America	$506,772,888	104.3%	$528,178,337	99.2%
Other	—	0.0%	—	0.0%

Total	$506,772,888	104.3%	$528,178,337	99.2%

Note 10 –	Partners’ Capital

As of December 31, 2009, 2008 and 2007, the capital balance of each Partnership was as follows (in millions):

	Delaware	Off-Shore	Executive	Employee	Total

Committed capital	$450.3	$176.5	$31.1	$217.1	$875.0

Partners’ capital, January 1, 2007	170.0	66.7	11.7	82.5	330.9

Contributed capital	108.0	42.3	7.4	50.3	208.0
Distributions	(21.6)	(8.3)	(1.5)	(10.3)	(41.7)
Net income	11.4	4.3	0.8	6.7	23.2

Total partners’ capital December 31, 2007	267.8	105.0	18.4	129.2	520.4

Contributed capital	67.5	26.5	4.7	32.6	131.3
Distributions	(12.0)	(4.4)	(0.8)	(5.8)	(23.0)
Net loss	(50.1)	(19.8)	(3.5)	(23.0)	(96.4)

Total partners’ capital December 31, 2008	273.2	107.3	18.8	133.0	532.3

Contributed capital	8.1	3.2	0.6	2.5	14.4
Distributions	(44.9)	(17.8)	(3.1)	(21.6)	(87.4)
Net income	13.2	5.1	0.9	7.4	26.6

Total partners’ capital December 31, 2009	$249.6	$97.8	$17.2	$121.3	$485.9

Note 11 –	Market and Other Risk Factors

The Partnerships’ portfolio investments were comprised primarily of companies which operate in the energy, financial services and certain other industry specific business sectors. Multiple market risk factors exist which could cause the Partnerships to lose some or all of their invested capital. These risks include:

General economic risk – the Partnerships’ portfolio investments can be impacted by changes caused by global and domestic market conditions, including energy, financial services and certain other industry specific business sectors economic conditions.

Changes in the market for public offerings could also have an effect on the Partnerships and their ability to realize their investment objectives. In addition, the portfolio is subject to equity price risk and other market risk.

Concentration risk – the Partnerships invested in transactions in a limited number of companies, primarily within the energy, financial services and certain other industry specific business sectors and these investments may not be a balanced or fully diversified portfolio.

Investee risk – the Partnerships’ investees may include smaller entrepreneurial companies which may have limited business histories, product or service lines, markets, financial resources and management depth. Such companies also may not have achieved profitable operations or positive cash flows.

Liquidity risk – the Partnerships’ portfolio of investments includes illiquid, non-publicly traded securities and restricted publicly traded securities. Accordingly, there is the risk that the Partnerships may not be able to realize their investment objectives by sale or other disposition of portfolio investments at prices reflective of the Partnerships’ current carrying value. As a result, the Partnerships may sustain losses with respect to some or all of their investments.

Contractual Obligations – the Partnerships may enter into contracts that contain a variety of indemnity obligations. The Partnerships’ maximum exposure under these arrangements is unknown. However, the Partnerships have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Note 12 –	Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies:

	Years Ended December 31,
	2009	2008	2007

Ratios to average limited partners’ capital:
Expenses	2.75%	2.50%	3.23%
Profit override allocation	0.00%	0.00%	0.00%

Total expenses and profit override allocation	2.75%	2.50%	3.23%
Net investment loss	1.79%	0.33%	1.87%
Ratio of expenses to total committed capital	1.53%	1.70%	1.71%
Ratio of contributed capital to total committed capital	81.70%	79.68%	64.67%

The net internal rate of return since inception of the Partnerships through December 31, 2007 was 1.1%, (7.7)% through December 31, 2008 and (3.7)% through December 31, 2009. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override if applicable) to the General Partner, and was computed based on the actual dates of capital contributions and distributions and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date. Ratios are calculated for the limited partners taken as a whole. An individual limited partner’s ratios may vary depending on the limited partnership with which they are invested due to differing management fee arrangements and the timing of capital transactions.

The net investment loss ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Note 13 –	Subsequent Events

During January 2010, the Partnerships issued a capital call of $78.8 million and made a distribution of $22.6 million. Additionally, the Partnerships repaid in full the amount of revolver borrowings outstanding at December 31, 2009.

The Partnerships have evaluated subsequent events through February 22, 2010, the date as of which the audited combined financial statements are being issued.

Supplemental Schedules

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Assets, Liabilities and Partners’ Capital
As of December 31, 2009

		Greenhill	Greenhill
		Capital	Capital	Greenhill
	Greenhill	Partners,	Partners,	Capital Partners
	Capital Partners	(Cayman) II,	(Executive) II,	(Employees) II,
	II, L.P.	L.P.	L.P.	L.P.	Total

Assets
Investments, at estimated fair value	$260,824,135	$102,225,490	$17,987,887	$125,735,376	$506,772,888
Cash and cash equivalents	12,723,995	5,177,736	866,466	6,993,328	25,761,525
Other assets	169,262	66,337	11,696	82,101	329,396

Total assets	$273,717,392	$107,469,563	$18,866,049	$132,810,805	$532,863,809

Liabilities and Partners’ Capital
Revolving loan	$23,160,571	$9,077,091	$1,597,403	$11,164,935	$45,000,000
Accrued expenses	700,180	500,036	49,832	352,796	1,602,844
Due to affiliates	197,472	103,243	5,056	34,672	340,443

Total liabilities	24,058,223	9,680,370	1,652,291	11,552,403	46,943,287
Partners’ capital:
Limited partners	246,578,225	96,761,406	17,032,835	74,819,733	435,192,199
General partner	3,080,944	1,027,787	180,923	46,438,669	50,728,323

Total partners’ capital	249,659,169	97,789,193	17,213,758	121,258,402	485,920,522

Total liabilities and partners’ capital	$273,717,392	$107,469,563	$18,866,049	$132,810,805	$532,863,809

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Operations
Year ended December 31, 2009

		Greenhill	Greenhill	Greenhill
		Capital	Capital	Capital
	Greenhill	Partners,	Partners,	Partners
	Capital Partners	(Cayman) II,	(Executive) II,	(Employees) II,
	II, L.P.	L.P.	L.P.	L.P.	Total

Investment Income
Dividend income	$2,378,082	$928,030	$164,017	$1,146,393	$4,616,522
Interest income	26,228	16,948	1,722	22,080	66,978

	2,404,310	944,978	165,739	1,168,473	4,683,500

Expenses
Management fee	5,567,942	2,186,164	384,725	1,714,364	9,853,195
Interest and amortization expense	199,008	77,996	13,725	95,935	386,664
Other expenses	1,037,690	458,941	75,920	503,618	2,076,169

	6,804,640	2,723,101	474,370	2,313,917	12,316,028

Net investment loss	(4,400,330)	(1,778,123)	(308,631)	(1,145,444)	(7,632,528)
Net Realized and Unrealized Gain (Loss) on Investments
Net realized loss on investments	(49,553,523)	(19,421,202)	(3,417,580)	(23,888,247)	(96,280,552)
Net change in unrealized gain on investments	67,187,210	26,332,387	4,634,004	32,388,635	130,542,236

	17,633,687	6,911,185	1,216,424	8,500,388	34,261,684

Net income	$13,233,357	$5,133,062	$907,793	$7,354,944	$26,629,156