Form 10-Q
period 2010-03-31
GREENHILL & CO INC
filed 2010-05-03
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to      .
Commission file number 001-32147

GREENHILL & CO., INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0500737
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

300 Park Avenue
New York, New York	10022
(Address of Principal Executive Offices)	(ZIP Code)
Registrant’s telephone number, including area code: (212) 389-1500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, 29,453,976 shares of the Registrant’s common stock were outstanding.

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
     Our public internet site is http://www.greenhill.com. We make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Corporate Governance” section, and available in print upon request of any stockholder to the Investor Relations Department, are charters for our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, our Corporate Governance Guidelines, Related Party Transaction Policy and Code of Business Conduct & Ethics governing our directors, officers and employees. You may need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	March 31,
	2010	December 31,
	(unaudited)	2009
Assets
Cash and cash equivalents	$45,297,896	$74,473,459
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.0 million as of March 31, 2010 and December 31, 2009	22,257,868	26,021,124
Other receivables	9,319,219	4,980,749
Property and equipment, net	12,098,395	12,794,680
Investments in affiliated merchant banking funds	83,256,483	71,844,438
Other investments	83,558,727	78,516,718
Due from affiliates	454,219	233,617
Goodwill	19,397,087	18,721,430
Deferred tax asset	34,288,351	40,101,916
Other assets	669,135	701,352

Total assets	$310,597,380	$328,389,483

Liabilities and Equity
Compensation payable	$1,180,995	$31,855,992
Accounts payable and accrued expenses	10,903,047	7,295,857
Bank loan payable	75,705,000	37,150,000
Taxes payable	4,908,477	18,141,138
Due to affiliates	—	393,288

Total liabilities	92,697,519	94,836,275

Common stock, par value $0.01 per share; 100,000,000 shares authorized, 33,847,439 and 33,254,271 shares issued as of March 31, 2010 and December 31, 2009, respectively; 28,315,131 and 27,977,623 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	338,474	332,543
Restricted stock units	65,235,708	81,219,868
Additional paid-in capital	272,770,657	237,716,672
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2010 and December 31, 2009; 132,955 shares outstanding as of March 31, 2010 and December 31, 2009	7,937,414	7,937,414
Retained earnings	193,461,247	206,974,630
Accumulated other comprehensive income (loss)	(11,950,668)	(8,737,728)
Treasury stock, at cost, par value $0.01 per share; 5,532,308 and 5,276,648 shares as of March 31, 2010 and December 31, 2009, respectively	(313,455,602)	(293,391,405)

Stockholders’ equity	214,337,230	232,051,994
Noncontrolling interests	3,562,631	1,501,214

Total equity	217,899,861	233,553,208

Total liabilities and equity	$310,597,380	$328,389,483

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Revenues
Financial advisory fees	$36,597,309	$65,144,694
Merchant banking and other investment revenues	12,238,653	(3,390,755)
Interest income	19,966	72,740

Total revenues	48,855,928	61,826,679
Expenses
Employee compensation and benefits	32,155,012	28,440,274
Occupancy and equipment rental	3,149,289	2,549,996
Depreciation and amortization	752,157	1,153,761
Information services	1,739,077	1,489,606
Professional fees	2,243,866	1,432,116
Travel related expenses	2,217,730	1,911,687
Interest expense	528,042	353,646
Other operating expenses	2,898,498	2,100,504

Total expenses	45,683,671	39,431,590

Income before taxes	3,172,257	22,395,089
Provision for taxes	320,455	8,676,617

Consolidated net income	2,851,802	13,718,472
Less: Net income (loss) allocated to noncontrolling interests	2,339,906	(179,643)

Net income allocated to common stockholders	$511,896	$13,898,115

Average shares outstanding:
Basic	29,607,997	29,404,027
Diluted	29,701,773	29,457,672
Earnings per share:
Basic	$0.02	$0.47
Diluted	$0.02	$0.47
Dividends declared and paid per share	$0.45	$0.45
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Consolidated net income	$2,851,802	$13,718,472
Consolidated currency translation adjustment, net of tax	(4,763,017)	(4,289,157)

Comprehensive income (loss)	(1,911,215)	9,429,315
Less: Net income (loss) allocated to noncontrolling interests	2,339,906	(179,643)
Plus: Currency translation adjustment, net of tax, allocated to noncontrolling interests	1,550,077	2,470,613

Comprehensive income (loss) allocated to common stockholders	$(2,701,044)	$12,079,571

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity

	Three Months
	Ended
	March 31,	Year Ended
	2010	December 31,
	(unaudited)	2009
Common stock, par value $0.01 per share
Common stock, beginning of the year	$332,543	$328,304
Common stock issued	5,931	4,239

Common stock, end of the period	338,474	332,543

Restricted stock units
Restricted stock units, beginning of the year	81,219,868	59,525,357
Restricted stock units recognized	11,982,879	40,526,780
Restricted stock units delivered	(27,967,039)	(18,832,269)

Restricted stock units, end of the period	65,235,708	81,219,868

Additional paid-in capital
Additional paid-in capital, beginning of the year	237,716,672	213,365,812
Common stock issued	28,013,023	23,603,749
Tax benefit from the delivery of restricted stock units	7,040,962	747,111

Additional paid-in capital, end of the period	272,770,657	237,716,672

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	7,937,414	12,442,555
Exchangeable shares of subsidiary delivered	—	(4,505,141)

Exchangeable shares of subsidiary, end of the period	7,937,414	7,937,414

Retained earnings
Retained earnings, beginning of the year	206,974,630	189,357,441
Dividends	(14,025,279)	(53,622,825)
Net income allocated to common shareholders	511,896	71,240,014

Retained earnings, end of the period	193,461,247	206,974,630

Accumulated other comprehensive loss
Accumulated other comprehensive loss, beginning of the year	(8,737,728)	(17,408,714)
Currency translation adjustment, net	(3,212,940)	8,670,986

Accumulated other comprehensive loss, end of the period	(11,950,668)	(8,737,728)

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(293,391,405)	(259,361,550)
Repurchased	(20,064,197)	(9,645,599)
Sale of certain merchant banking assets	—	(24,384,256)

Treasury stock, end of the period	(313,455,602)	(293,391,405)

Total stockholders’ equity	214,337,230	232,051,994

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,501,214	1,817,595
Net income (loss) allocated to noncontrolling interests	2,339,906	(82,451)
Contributions from noncontrolling interests	134,511	34,406
Distributions from noncontrolling interests	(413,000)	(268,336)

Noncontrolling interests, end of period	3,562,631	1,501,214

Total equity	$217,899,861	$233,553,208

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Operating activities:
Consolidated net income	$2,851,802	$13,718,472
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Non-cash items included in net income:
Depreciation and amortization	752,157	1,153,761
Net investment (gains) losses	(7,540,421)	7,854,533
Restricted stock units recognized and common stock issued	12,034,794	10,431,707
Deferred taxes	8,027,741	(2,348,617)
Recognition of the deferred gain from the sale of certain merchant banking assets	(300,509)	—
Changes in operating assets and liabilities:
Financial advisory fees receivable	3,763,256	(30,424,590)
Due from affiliates	(613,890)	(171,157)
Other receivables and assets	(4,306,253)	(1,523,749)
Compensation payable	(30,674,997)	(15,038,081)
Accounts payable and accrued expenses	3,907,699	1,375,883
Taxes payable	(15,446,837)	(2,570,953)

Net cash used in operating activities	(27,545,458)	(17,542,791)

Investing activities:
Purchases of merchant banking investments	(10,968,702)	(4,938,029)
Purchases of investments	—	(525,000)
Distributions from investments	54,849	590,887
Purchases of property and equipment	(285,308)	(233,067)

Net cash used in investing activities	(11,199,161)	(5,105,209)

Financing activities:
Proceeds of revolving bank loan	38,555,000	35,925,000
Repayment of revolving bank loan	—	(13,000,000)
Contributions from noncontrolling interests	134,511	18,000
Distributions to noncontrolling interests	(413,000)	(43,470)
Dividends paid	(14,025,279)	(13,865,812)
Purchase of treasury stock	(20,064,197)	(5,741,538)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	7,040,962	(86,962)

Net cash provided by financing activities	11,227,997	3,205,218
Effect of exchange rate changes on cash and cash equivalents	(1,658,941)	(1,060,397)

Net decrease in cash and cash equivalents	(29,175,563)	(20,503,179)
Cash and cash equivalents, beginning of period	74,473,459	62,848,655

Cash and cash equivalents, end of period	$45,297,896	$42,345,476

Supplemental disclosure of cash flow information:
Cash paid for interest	$383,429	$254,842
Cash paid for taxes, net of refunds	$6,209,976	$13,625,570
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 — Organization
     Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company acts for clients located throughout the world from offices located in New York, London, Frankfurt, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles, San Francisco, and effective April 1, 2010, Sydney and Melbourne.
     The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement advisory; and
•	Merchant banking, which includes the management of outside capital invested in affiliated merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II and GCP Europe, the “Greenhill Funds”), and the Company’s principal investments in the Greenhill Funds, Iridium Communications Inc. (“Iridium”), other merchant banking funds and other investments.
     The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (“G&Co”), Greenhill Capital Partners, LLC (“GCPLLC”), Greenhill Venture Partners, LLC (“GVP”), Greenhill Aviation Co., LLC (“GAC”), Greenhill & Co. Europe Holdings Limited (“GCE”), Greenhill & Co. Holding Canada Ltd (“GCH”) and Greenhill & Co. Japan Ltd. (“GCJ”). The Company also owns a majority of the interests in Greenhill Capital Partners II, LLC (“GCPII LLC”). See “Note 3 - Investments — Affiliated Merchant Banking Investments”.
     G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the Financial Industry Regulation Authority. G&Co is engaged in the investment banking business principally in North America.
     GCE is a U.K.-based holding company. GCE controls Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCEI”) and Greenhill Capital Partners Europe LLP (“GCPE”), through its controlling membership interests. GCI and GCEI are engaged in investment banking activities, principally in Europe, and are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCPE is also regulated by the FSA and provides investment advisory services to GCP Europe, an affiliated U.K.-based private equity fund that invests in a diversified portfolio of private equity and equity-related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The majority of the investors in GCP Europe are unaffiliated third parties; however, the Company and its employees have also made investments in GCP Europe.
     The Company, through Greenhill & Co. Canada Ltd., a wholly-owned Canadian subsidiary of GCH, engages in investment banking activities in Canada. The Company, through GCJ, engages in investment banking activities in Japan.
     GCPLLC is an investment adviser, registered under the Investment Advisers Act of 1940 (“IAA”). GCPLLC provides investment advisory services to GCP I and GCP II, our U.S.-based private equity funds that invest in a diversified portfolio of private equity and equity-related investments. GCPII LLC acts as manager for GCP I, GCP II and GSAVP. The majority of the investors in GCP I and GCP II are unaffiliated third parties; however, the Company and its employees have also made investments in GCP I and GCP II.
     GVP is an investment adviser registered under the IAA. GVP provides investment advisory services to GSAVP, our venture fund that invests in early growth stage companies in the tech-enabled and business information services industries. The majority of the investors in GSAVP are unaffiliated third parties; however, the Company and its employees have also made investments in GSAVP.
     GAC owns and operates an aircraft, which is used for the exclusive benefit of the Company’s employees and their immediate family members.
     The Company owns an interest in Iridium Communications Inc. (“Iridium”), formerly GHL Acquisition Corp., a blank check company (“GHLAC”). See “Note 3 — Investments — Affiliated Merchant Banking Investments”.
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
     The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest, including GCI, GCEI and GCPE, and GCPII LLC, after elimination of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
     These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 filed with the Securities and Exchange Commission. The condensed consolidated financial information as of December 31, 2009 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
Noncontrolling Interests
     The Company records the noncontrolling interests of other consolidated entities as equity in the condensed consolidated statements of financial condition. Additionally, the condensed consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders.
     The portion of the consolidated interests in the general partners of the Company’s merchant banking funds, which are held directly by employees of the Company, are presented as noncontrolling interests in equity.
     Additionally, the portion of the consolidated interests in GCP II LLC, which accrues to the benefit of GCP Capital Partners Holdings LLC (“GCP Capital”), which is principally owned by Robert Niehaus, is presented as noncontrolling interest in equity. See “Note 3 — Investments — Affiliated Merchant Banking Investments”.

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
     The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $0.8 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.
Merchant Banking and Other Investment Revenues
     Merchant banking revenues consist of (i) management fees on the Company’s merchant banking activities, (ii) gains (or losses) on the Company’s investments in merchant banking funds and other principal investment activities, and, if any, (iii) merchant banking profit overrides. See “Note 3 - Investments — Affiliated Merchant Banking Investments”.
     Management fees earned from the Company’s merchant banking activities are recognized over the period of related service.
     The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds and certain other investments are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company’s investments are carried on its condensed consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
     When certain financial returns are achieved over the life of the fund, the Company recognizes merchant banking profit overrides. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the guidance for accounting for formula-based fees, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2010, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments” for further discussion of the merchant banking revenues recognized.
Investments
     The Company’s investments in its merchant banking funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments, which consider the Company’s influence or control of the investee, are recorded at estimated fair value or under the equity method of accounting based, in part, upon the Company’s proportionate share of the investee’s net assets.
Financial Advisory Fees Receivables
     Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.1 million for the three months ended March 31, 2010 and released previously recorded bad debt expense of $0.3 million during the three months ended March 31, 2009.
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
Earnings per Share
     The Company calculates earnings per share (“EPS”) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.
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
     Effective on January 1, 2009, the Company adopted the accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. Under that guidance, the Company evaluated whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating EPS. Additionally, the two-class method requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The adoption of this pronouncement did not have a material effect in calculating earnings per share.
Foreign Currency Translation
     Foreign currency assets and liabilities have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment included as a component of other comprehensive income (loss) in the condensed consolidated statements of changes in equity. Foreign currency transaction gains and losses are included in the condensed consolidated statements of income.
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
     Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income (loss) in the condensed consolidated statement of changes in equity.
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
     The Company accounts for taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Income Taxes (Topic 740),” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
     The Company follows the guidelines, pursuant to FASB ASC Topic 740-10, in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FASB ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. Management applies the “more-likely-than-not criteria” included in FASB ASC Topic 740-10 when determining tax benefits.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At March 31, 2010 and December 31, 2009, the carrying value of the Company’s cash equivalents amounted to $16.8 million and $42.7 million, respectively, which approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.
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

Financial Instruments and Fair Value
     The Company accounts for financial instruments measured at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. FASB ASC Topic 820 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:
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
Derivative Instruments
     The Company accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the Company records warrants at estimated fair value in the condensed consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other investment revenue in the condensed consolidated statements of income.
Subsequent Events
     The Company evaluates subsequent events through the date on which financial statements are issued, in accordance with ASU No. 2010-09, “Topic 855 — Amendments to Certain Recognition and Disclosure Requirements”.
Accounting Developments
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
Note 3 — Investments
Affiliated Merchant Banking Investments
     In connection with its plan to separate from the merchant banking business, in December 2009 the Company sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and an ownership interest in GCPII LLC, to GCP Capital, which is principally owned by Robert Niehaus. Under the terms of the separation agreement, the Company’s affiliated general partners delegated to GCPII LLC their obligation to manage and administer the affiliated funds during a transition period which is expected to end in late 2010. During that transition period, the excess of GCPII LLC’s management fee revenue over amounts incurred for compensation and other operating expenses accrues to the benefit of GCP Capital and is presented as noncontrolling interest.
     The Company retained its existing investments in the merchant banking funds and will continue to act as the general partner of Greenhill Funds. In addition to recording its direct investments in the affiliated funds, the Company consolidates each general partner in which it has a majority economic interest.
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
     As the general partner, the Company makes investment decisions for the Greenhill Funds and is entitled to receive an override of the profits realized from the funds. When financial returns are achieved over the life of the funds, the Company includes in consolidated merchant banking and other investment revenues all realized and unrealized profit overrides it earns from the Greenhill Funds. As consideration for the sale of the merchant banking business, the Company received 289,050 shares of its common stock with a value of $24.4 million. The Company recognized a gain of $21.8 million on the date of sale and deferred $2.6 million of gain on the sale related to non-compete and trademark licensing agreements. The deferred revenue will be amortized over the period 2010 to 2014.
     The Company’s merchant banking and other investment revenues, by source, are as follows:

	For the Three Months Ended
	March 31,
	2010	2009
	(in thousands, unaudited)
Management fees	$4,398	$4,464
Net realized and unrealized gains (losses) on investments in merchant banking funds	1,490	(7,131)
Net realized and unrealized merchant banking profit overrides	91	(300)
Other realized and unrealized investment income (loss)	6,260	(424)

Total merchant banking and other investment revenues	$12,239	$(3,391)

     The carrying value of the Company’s investments in affiliated merchant banking funds is as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Investment in GCP I	$3,196	$3,147
Investment in GCP II	57,908	51,189
Investment in GSAVP	3,592	3,867
Investment in GCPE	18,560	13,641

Total investments in affiliated merchant banking funds	$83,256	$71,844

     At March 31, 2010 and December 31, 2009, the investment in GCP I included $0.3 million and $0.3 million, respectively, related to the noncontrolling interests in the managing general partner of GCP I held directly by various employees of the Company. At March 31, 2010 and December 31, 2009, the investment in GCP II included $1.3 million and $1.2 million, respectively, related to the noncontrolling interests in the general partner of GCP II held directly by various employees of the Company. Additionally, at March 31, 2010, GCP Capital’s undistributed noncontrolling interest was $2.0 million.
     Approximately $0.2 million of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds at March 31, 2010 and December 31, 2009. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio, and is payable, subject to clawback, at the time the funds realize cash proceeds.
     At March 31, 2010, the Company had unfunded commitments of $32.1 million to certain of the Greenhill Funds. These commitments are expected to be drawn on from time to time over a period of up to five years from the relevant commitment dates of each fund. At March 31, 2010, the Company had unfunded commitments to GCP II of $8.2 million which may be drawn through June 2010, unfunded commitments to GSAVP of $4.9 million which may be drawn through September 2011, and unfunded commitments to GCP Europe of $19.0 million (or £12.5 million) which may be drawn through December 2012. For each of the Greenhill Funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two-year period after the expiration of the commitment period.
     Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Cash	$7,081	$6,047
Portfolio investments	14,381	15,756
Total assets	22,528	21,803
Total liabilities	1,440	151
Partners’ capital	21,088	21,652

	For the Three Months Ended
	March 31,
	2010	2009
	(in thousands, unaudited)
Net realized and unrealized losses on investments	$(309)	$(369)
Investment income	1	19
Expenses	(96)	(147)

Net loss	$(404)	$(497)

     Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Cash	$34,935	$25,762
Portfolio investments	494,829	506,773
Total assets	553,453	532,864
Total liabilities	674	46,943
Partners’ capital	552,779	485,921

	For the Three Months Ended
	March 31,
	2010	2009
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments	$11,583	$(59,399)
Investment income	2,072	528
Expenses	(2,903)	(2,174)

Net income (loss)	$10,752	$(61,045)

Other Investments
     The Company has other principal investments including investments in Iridium, other merchant banking funds and other investment vehicles. The Company’s other investments are as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Iridium Common Stock (formerly GHLAC Common Stock)	$72,374	$68,077
Iridium $11.50 Warrants	8,760	8,015
Barrow Street Capital III, LLC	2,425	2,425

Total other investments	$83,559	$78,517

     In November 2007, the Company purchased 11,500,000 units of GHLAC for $25,000. In February 2008, the Company completed the initial public offering of units in GHLAC, and in conjunction therewith, forfeited 3,130,437 units. Each unit consisted of one share of GHLAC’s common stock (“GHLAC Common Stock”) and one warrant (the “Founder Warrants”). At the time of the public offering, the Company purchased 8,000,000 private placement warrants for a purchase price of $8.0 million (the “GHLAC Private Placement Warrants”, together with the Founder Warrants, the “GHLAC Warrants”). In October 2008, GCE invested $22.9 million in Iridium Holdings LLC in the form of a convertible subordinated note (the “Iridium 5% Convertible Note”), which was unsecured and accrued interest at the rate of 5% per annum starting six months after the date of issuance and had a maturity date of October 24, 2015. On September 29, 2009, GHLAC completed its acquisition of Iridium Holdings LLC. The combined company was renamed Iridium Communications Inc., (“Iridium”) and in October 2009, the Company converted the Iridium 5% Convertible Note into 1,995,629 common shares of Iridium (“Iridium Common Stock”).
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
     At March 31, 2010 and December 31, 2009, the Company owned 8,924,016 shares of Iridium Common Stock and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”) and the Company’s fully diluted ownership in Iridium was approximately 12%. Both the Iridium Common Stock and the Iridium $11.50 Warrants were restricted from sale until March 29, 2010.
     During the period March 30, 2010 through September 29, 2010, the Company is permitted to sell its investment in Iridium as part of a registered secondary offering if authorized by Iridium’s board of directors. As a result, at March 31, 2010, the Company has recorded its investment in Iridium at current fair value without a market discount. As of September 29, 2010, all contractual restrictions on the sale of the Company’s investments in Iridium will lapse.
     At December 31, 2009, the carrying value of the investments in Iridium Common Stock (NASDAQ: IRDM) was valued at its closing quoted market price discounted at 5% for legal and contractual restrictions on the sale of securities held by the Company.
     Prior to the acquisition of Iridium, the Company’s interest in GHLAC Common Stock was accounted for under the equity method as the Company maintained and exercised significant influence over the entity as defined by ASC 323. Upon closing of the acquisition of Iridium by GHLAC, the Company relinquished certain GHLAC board and management positions to Iridium. As such, the Company is no longer deemed to maintain or exercise significant influence over GHLAC and therefore changed its method of accounting for its investment in GHLAC from the equity method to fair value as trading securities under ASC 320. Since the closing of the acquisition of Iridium, an active trading market has not existed for the Iridium $11.50 Warrants and accordingly at March 31, 2010 and December 31, 2009, the Company used an internally developed model to value such warrants which takes into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (1) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (2) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligations and various equity volatility measures, including historical volatility of broad market indices. At March 31, 2009, the Company used an internally developed model to value the GHLAC Warrants which used the same inputs as the model used to value the Iridium $11.50 Warrants and also included inputs for the Company’s weighted average cost of capital and the probability of a GHLAC acquisition closing.
     At March 31, 2009, the Company determined the value of the Iridium 5% Convertible Note based upon Iridium’s financial position, liquidity, operating results and the terms of the note and other qualitative and quantitative factors.
     The Company committed $5.0 million to Barrow Street Capital III, LLC (“Barrow Street III”), a real estate investment fund, of which $0.5 million remains unfunded at March 31, 2010. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.
Fair Value Hierarchy
     The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement

Assets Measured at Fair Value on a Recurring Basis as of March 31, 2010

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as
	for	Observable	Unobservable	of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$72,374	$—	$—	$72,374
Iridium $11.50 Warrants	—	—	8,760	8,760

Total investments	$72,374	$—	$8,760	$81,134

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009

	Quoted Prices in			Balance as
	Active Markets	Significant Other	Significant	of
	for	Observable	Unobservable	December
	Identical Assets	Inputs	Inputs	31,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands, unaudited)
Assets
Iridium Common Stock	$—	$68,077	$—	$68,077
Iridium $11.50 Warrants	—	—	8,015	8,015

Total investments	$—	$68,077	$8,015	$76,092

     At March 31, 2010, the Company carried its investment in Iridium Common Stock at market value as quoted on NASDAQ. At December 31, 2009, the Company valued the Iridium Common Stock at its quoted market price, discounted for legal and contractual restrictions on sale, and accordingly it was recorded as a level 2 investment.
Level 1 Gains and Losses
     The following table sets forth a summary of changes in the fair value of the Company’s level 1 investments for the three months ended March 31, 2010.

				Purchases,
	Beginning			Sales, Other	Net	Ending
	Balance	Realized	Unrealized	Settlements	Transfers	Balance
	January 1,	Gains	Gains or	and	in and/or	March 31,
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 1	2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$—	$—	$—	$—	$72,374	$72,374

Total investments	$—	$—	$—	$—	$72,374	$72,374

     The Company did not hold any level 1 investments during the three months ended March 31, 2009.

Level 2 Gains and Losses
     The following table sets forth a summary of changes in the fair value of the Company’s level 2 investments for the three months ended March 31, 2010.

				Purchases,
	Beginning			Sales, Other		Ending
	Balance	Realized	Unrealized	Settlements	Net Transfers	Balance
	January 1,	Gains	Gains or	and	in and/or	March 31,
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 2	2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$68,077	$—	$4,297	$—	$(72,374)	$—

Total investments	$68,077	$—	$4,297	$—	$(72,374)	$—

     The net transfer of the Iridium common stock from level 2 to level 1 occurred at the end of the quarter ended March 31, 2010. The Company did not hold any level 2 investments during the three months ended March 31, 2009.
Level 3 Gains and Losses
     The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three months ended March 31, 2010 and 2009, respectively.

				Purchases,
	Beginning			Sales, Other	Net	Ending
	Balance	Realized	Unrealized	Settlements	Transfers	Balance
	January 1,	Gains	Gains or	and	in and/or	March 31,
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 3	2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$8,015	$—	$745	$—	$—	$8,760

Total investments	$8,015	$—	$745	$—	$—	$8,760

				Purchases,
	Beginning			Sales, Other	Net	Ending
	Balance	Realized	Unrealized	Settlements	Transfers	Balance
	January 1,	Gains	Gains or	and	in and/or	March 31,
	2009	or (Losses)	(Losses)	Issuances, net	out of Level 3	2009
	(in thousands, unaudited)
Assets
Iridium 5% Convertible Note	$22,900	$—	$—	$—	$—	$22,900
GHLAC Warrants	8,295	—	(423)	—	—	7,872

Total investments	$31,195	$—	$(423)	$—	$—	$30,772

     In connection with the acquisition of Iridium in September 2009, the Company forfeited 8,369,563 Founder Warrants and 4,000,000 GHLAC Private Placement Warrants, and exchanged 4,000,000 GHLAC Private Placement Warrants for the Iridium $11.50 Warrants.
     On October 24, 2009, the Company exercised its right to convert the Iridium 5% Convertible Note into 1,995,629 shares of Iridium Common Stock. As mentioned above, the Company includes Iridium Common Stock in level 1 of the fair value hierarchy at March 31, 2010.

Note 4 — Related Parties
     At March 31, 2010, the Company had receivables of $0.5 million due from the Greenhill Funds, relating to expense reimbursements, which are included in due from affiliates. At December 31, 2009, the Company had receivables of $0.2 million and payables of $0.4 million due to the Greenhill Funds, relating to accrued management fees and expense reimbursements, which are included in due to affiliates. See “Note 1 — Organization”.
     Included in accounts payable and accrued expenses are $0.3 million at March 31, 2010 and December 31, 2009, respectively, of interest payable on the undistributed earnings to the U.K. members of GCI. See “Note 1 — Organization”.
     In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease to GCP Capital office space for a period of three to five years beginning in late 2010. See “Note 3 — Investments — Affiliated Merchant Banking Investments”.
Note 5 — Revolving Bank Loan Facility
     At March 31, 2010, the Company had a $90.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs, facilitate the funding of investments, and for other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC and GVP and any cash distributed in respect of its partnership interests in GCP I and GCP II or GSAVP, as applicable. The maturity date of the facility is April 30, 2011. Effective April 30, 2010 the commitment amount was reduced to $75.0 million and subsequently will be reduced to $60.0 million effective December 31, 2010 and will be subject to borrowing base limitations. Interest on borrowings will be based on the higher of Prime Rate or 4.0% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $52.8 million and $33.2 million for the three months ended March 31, 2010 and 2009, respectively. The weighted average interest rates were 4.00% for both periods ended March 31, 2010 and 2009. At March 31, 2010, we were compliant with all loan covenants.
Note 6 —Equity
     On March 17, 2010, a dividend of $0.45 per share was paid to shareholders of record on March 3, 2010. Dividend equivalents of $1.2 million were paid on the restricted stock units that are expected to vest.
     During the three months ended March 31, 2010, 592,521 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 255,660 shares at an average price of $78.48 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
     During the three months ended March 31, 2009, 221,458 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 89,182 shares at an average price of $64.38 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings Per Share
     The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended
	March 31,
	2010	2009
	(in thousands, except
	per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$512	$13,898

Denominator for basic EPS — weighted average number of shares	29,608	29,404
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	94	54

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	29,702	29,458

Earnings per share:
Basic	$0.02	$0.47
Diluted	$0.02	$0.47
Note 8 — Income Taxes
     The Company’s effective rate will vary depending on the source of the income. Investment and certain foreign-sourced income are taxed at a lower effective rate than U.S. trade or business income.
     Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to (i) the realization of its deferred tax liabilities and (ii) future taxable income. Included in other receivables in the condensed consolidated statements of financial condition are income taxes receivable of $7.0 million and $1.7 million as of March 31, 2010 and December 31, 2009, respectively. The Company’s deferred tax liabilities are presented as a component of taxes payable on the condensed consolidated statements of financial condition.
     Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statement of changes in equity.
     The Company performed a tax analysis as of March 31, 2010 and December 31, 2009, and determined that there was no requirement to accrue any liabilities, pursuant to FASB ASC 740-10.
Note 9 — Regulatory Requirements
     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States and United Kingdom, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2010, G&Co’s net capital was $13.0 million, which exceeded its requirement by $12.8 million. G&Co’s aggregate indebtedness to net capital ratio was 0.24 to 1 at March 31, 2010. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
     GCI, GCEI and GCPE are subject to capital requirements of the FSA. As of March 31, 2010, each of GCI, GCEI and GCPE was in compliance with its local capital adequacy requirements.

Note 10 — Business Information
     The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and fund placement services; and
•	Merchant banking, which includes the management of outside capital invested in the Greenhill Funds and the Company’s principal investments in such funds and other investments.
     The following provides a breakdown of our aggregate revenues by source for the three-month periods ended March 31, 2010 and 2009, respectively:

	For the Three Months Ended
	March 31, 2010		March 31, 2009
		% of		% of
	Amount	Total	Amount	Total
	(in millions, unaudited)
Financial advisory fees	$36.6	75%	$65.1	NM
Merchant banking and other investment revenues	12.3	25%	(3.3)	NM

Total revenues	$48.9	100%	$61.8	100%
     Through December 2009, the Company’s financial advisory and merchant banking activities were closely aligned and had similar economic characteristics. A similar network of business and other relationships upon which the Company relies for financial advisory opportunities also generate merchant banking opportunities. Through 2009, the Company’s professionals and employees were treated as a common pool of available resources and the related compensation and other Company costs were not directly attributable to either particular revenue source. In reporting to management, the Company distinguishes the sources of its investment banking revenues between financial advisory and merchant banking. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities. Under the terms of the separation agreement among the Company and GCP Capital, the Company will continue to manage and administer the affiliated merchant funds during a transition period which is expected to end in late 2010. During that transition period, the Company has designated specific employees who will be dedicated to the merchant banking activities and established a system of measuring the operating costs of the merchant banking business. Under the agreed upon arrangement, the excess of management fee revenue over the amount paid for compensation and other operating expenses associated with the management of the affiliated funds accrues to the benefit of GCP Capital and is treated by the Company as noncontrolling interest. See “Note 3 — Investments — Affiliated Merchant Banking Investments”.
Note 11 — Subsequent Event
     On April 1, 2010, Greenhill acquired Caliburn Partnership Pty Ltd. (“Caliburn”), an Australian-based independent financial advisory firm, in exchange for 1,099,874 shares of the Company’s common stock as well as 1,099,877 shares of convertible preferred stock, which are convertible into the same number of common shares contingent on the achievement of certain future revenue targets. In addition, existing employees of Caliburn were granted at closing 275,130 restricted stock units which will vest retably over five years subject to continued employment and 212,625 performance based restricted stock units which will vest on the third and fifth anniversary of the closing contingent on the achievement of certain future revenue targets. Caliburn will conduct business in Australia and New Zealand under the name Greenhill Caliburn. All six of Caliburn’s Managing Directors and total staff of 40 joined the Company at closing.
     On April 22, 2010, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 16, 2010 to the common stockholders of record on June 2, 2010. Also, on April 22, 2010, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s common stock through the period ended December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “firm” and “us” refer to Greenhill & Co., Inc.
Cautionary Statement Concerning Forward-Looking Statements
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our 2009 Report on Form 10-K.
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
Overview
     Greenhill is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, restructurings, financings and capital raising to corporations, partnerships, institutions and governments. We act for clients located throughout the world from our offices in New York, London, Frankfurt, Sydney, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles, Melbourne and San Francisco.
     We also manage merchant banking funds and similar vehicles, although in the fourth quarter of 2009 we announced our intention to separate from our merchant banking business in order to focus entirely on our financial advisory business going forward. In connection with that decision, we sold certain assets of our merchant banking business (including the right to raise successor funds) to certain of our employees engaged in that business. After a transition period, which we expect to end in December 2010, our merchant banking funds will be managed by affiliates of GCP Capital Partners Holdings LLC (“GCP Capital”), which is principally owned by Robert H. Niehaus, Chairman and founder of Greenhill Capital Partners, LLC (with no ownership by the firm).
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
     While we will no longer manage the merchant banking funds after a transition period we will retain our existing principal investments in the merchant banking funds as well as our investment in Iridium Communications, Inc. (“Iridium”) (NASDAQ: IRDM), of which we owned approximately 12% as of March 31, 2010. We intend to liquidate our direct investments in the affiliated funds and our investment in

Iridium over time and during the period that we hold our investments we will continue to record realized and unrealized changes in the fair value of such investments.
     In the financial advisory business, the main driver of our revenues is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. We have recruited and plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. During the first quarter of 2010, we acquired the Australian advisory firm Caliburn Partnership Pty Limited (“Caliburn”), with six Managing Directors and 40 total employees. Caliburn has established a strong position in that market over its 11-year history. We also announced during the quarter the establishment of a Real Estate Fund Placement Advisory group with the recruitment of the four Managing Directors who had led that business at Credit Suisse and 11 employees in total. Upon the arrival of these individuals at the firm midyear, the firm will have substantial capabilities to serve real estate fund clients globally with personnel in four offices, which will complement our existing fund placement team that has focused on funds outside the real estate area.
     In the merchant banking business, we have historically generated revenues from management fees paid by our merchant banking funds and realized and unrealized gains on investments, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest, such as commodity prices. Under the terms of the separation agreement, the general partners of the fund agreed to delegate to Greenhill Capital Partners II LLC, an entity controlled by the firm, their obligation to manage and administer the affiliated funds during a transition period which is expected to end in late 2010. During that transition period, the excess of management fee revenue over the amount paid for compensation and other operating expenses associated with the management of the affiliated funds accrues to the benefit of GCP Capital and is treated by the Company as noncontrolling interest. We do not expect to generate any fee revenue from our management of these funds after the completion of a transition period.
Business Environment
     Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our Report on Form 10-K filed with the Securities and Exchange Commission. Revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
     Financial advisory revenues were $36.6 million in the first quarter of 2010 compared to $65.1 million in the first quarter of 2009, which represents a decrease of 44%. At the same time, worldwide completed M&A volume decreased by 26%, from $501 billion in 2009 to $369 billion in 2010.1
     Since July 2007, the financial markets have experienced a sharp contraction in credit availability and global M&A activity. The capital markets volatility and uncertain macroeconomic outlook of the last few years have further contributed to a volatile and uncertain environment for evaluating many assets, securities and companies, which has created a more difficult environment for M&A and fundraising activity. There is considerable uncertainty as to how much longer this difficult economic environment may last, although many market participants and observers have noted the beginning of a potential upturn in transaction activity. Because we earn a majority of our financial advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our financial advisory business has been negatively impacted and may be further impacted by a reduction in M&A activity. We believe, however, that our simple business model as an independent, unconflicted adviser will create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach.

[1]	Global M&A completed transaction volume for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. Source: Thomson Financial as of April 12, 2010.

     The firm earned $12.3 million in merchant banking and other investment revenues in the first quarter of 2010 compared to negative revenues of $(3.3) million in the first quarter of 2009. The increase in merchant banking and other investment revenues resulted primarily from an unrealized gain on the firm’s investment in Iridium Communications, Inc. during the quarter.
     Adverse changes in general economic conditions, commodity prices, credit and public equity markets, including a decline in the share price of Iridium, could negatively impact the amount of financial advisory and merchant banking revenue realized by the firm.
Results of Operations
Summary
     Our first quarter revenues of $48.9 million compare with revenues of $61.8 million for the first quarter of 2009, which represents a decrease of $12.9 million or 21%. Our first quarter 2010 net income available to common stockholders of $0.5 million and diluted earnings per share of $0.02 compare with net income available to common stockholders of $13.9 million and $0.47 of diluted earnings per share, respectively, for the quarter ended March 31, 2009.
     Our results can vary widely on a quarterly basis and the first quarter of 2010 was an example of that as a delay in major transaction, which closed in late April 2010, resulted in a quarter with relative low revenue and corresponding high compensation ratio.
     Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of investment gains (or losses) and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues By Source
     The following provides a breakdown of our total revenues by source for the three-month periods ended March 31, 2010 and 2009, respectively:
Revenue by Principal Source of Revenue

	For the Three Months Ended
	March 31, 2010		March 31, 2009
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$36.6	75%	$65.1	NM
Merchant banking and other investment revenues	12.3	25%	(3.3)	NM

Total revenues	$48.9	100%	$61.8	100%
Financial Advisory Revenues
     Financial advisory revenues primarily consist of financial advisory and transaction-related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $36.6 million in financial advisory revenues in the first quarter of 2010 compared to $65.1 million in the first quarter of 2009, which represents a decrease of 44%. The decrease in our financial advisory fees in the first quarter of 2010 as compared to the same period in 2009 reflected the completion of assignments that were significantly smaller in scale. In the first quarter of 2009, we earned approximately 50% of our total financial advisory revenues from one client.
Financial advisory assignments completed in the first quarter of 2010 included:
•	the acquisition by Bemis Company, Inc. of Alcan Packaging’s Food Americas business;
•	the acquisition by Bucyrus International, Inc. of the mining division of Terex Corporation;
•	the sale of substantially all of the assets of Heartscape Technologies, Inc. to Roper Industries, Inc.; and
•	the sale of ICT Group, Inc. to Sykes Enterprises Incorporated.

On April 1, 2010, we completed the acquisition of Caliburn. Caliburn’s revenues are comprised entirely of financial advisory revenues. During the first quarter of 2010, Caliburn’s revenues were $3.6 million (A$4.0 million), compared to $5.2 million (A$7.9 million) for the same period in 2009.
Merchant Banking and Other Investment Revenues
     Our merchant banking activities currently consist primarily of the management of and our investments in Greenhill’s merchant banking funds and our investment in Iridium. The following table sets forth additional information relating to our merchant banking and other investment revenues:

	For the Three Months
	Ended March 31,
	2010	2009
	(in millions, unaudited)
Management fees	$4.4	$4.5
Net realized and unrealized gains (losses) on investments in merchant banking funds	1.5	(7.1)
Net realized and unrealized merchant banking profit overrides	0.1	(0.3)
Other realized and unrealized investment income (loss)	6.3	(0.4)

Total merchant banking and other investment revenues	$12.3	$(3.3)
     The firm earned $12.3 million in merchant banking and other investment revenues in the first quarter of 2010 compared to negative revenues of $(3.3) million in the first quarter of 2009. The increase in merchant banking and other investment revenues resulted from the $6.0 million unrealized gain on the Firm’s investment in Iridium as well as an increase in the fair market value of our investment in the merchant banking funds in the first quarter of 2010 as compared to a decline in the fair market value of the merchant banking portfolio in the same period in the prior year.
     During the first quarter of 2010, we recognized gains from eleven investments and recorded losses on five investments. During the first quarter of 2009, we recognized gains from five investments and recorded losses on ten investments.
     During the first quarter of 2010, the merchant banking funds invested $56.9 million, 12% of which was firm capital. In the same period in 2009, the funds invested $9.2 million, 13% of which was firm capital.
     The values at which our investments are carried on our books are adjusted to fair value at the end of each quarter based upon a number of factors including the length of time the investments have been held, the trading price of the shares (in the case of publicly traded securities), restrictions on transfer, and other recognized valuation methodologies. Significant changes in general economic conditions, stock markets and commodity prices, as well as capital events at the portfolio companies such as initial public offerings or private sales of securities, may result in significant movements in the fair value of such investments. Accordingly, any such changes or capital events may have a material effect, positive or negative, on our revenues and results of operations. The frequency and timing of such changes or capital events and their impact on our results are by nature unpredictable and will vary from period to period. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Merchant Banking and Other Revenues”.
     At March 31, 2010, the firm had principal investments of $166.8 million, including our investment in Iridium of $81.1 million. Of the total amount, 13% of our investments related to the financial services sector, 7% to the energy sector, 31% to other industry sectors and 49% to the investment in Iridium. We held approximately 94% of our total principal investments in North American companies, with the remainder in European companies.
     In accordance with the terms of the separation agreement in respect of our merchant banking business, during the transition period, the excess of management fee revenue over the amount paid for compensation and other operating expenses associated with the management of the funds accrues to the benefit of GCP Capital and is treated by the firm as noncontrolling interest. Since the firm retained its investments in the merchant banking business, we will continue to recognize gains and losses on our investments on a quarterly basis.
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
Operating Expenses
     We classify operating expenses as employee compensation and benefits expenses and non-compensation expenses.
     Our total operating expenses for the first quarter of 2010 were $45.7 million, which compares to $39.4 million of total operating expenses for the first quarter of 2009. This represents an increase of $6.3 million, or 16%, and principally results from an increase in compensation expense which is described in more detail below. Similarly, as a result of relatively low revenue and an increase in our compensation costs, our pre-tax income margin declined to 6% in the first quarter of 2010 compared to 36% in the first quarter of 2009.
     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Three Months
	Ended March 31,
	2010	2009
	(in millions, unaudited)
Employee compensation & benefits expense	$32.2	$28.4
% of revenues	66%	46%
Non-compensation expense	13.5	11.0
% of revenues	28%	18%
Total operating expense	45.7	39.4
% of revenues	94%	64%
Total income before tax	3.2	22.4
Pre-tax income margin	6%	36%
Compensation and Benefits Expenses
     Our employee compensation and benefits expenses in the first quarter of 2010 were $32.2 million compared to $28.4 million for the first quarter of 2009. The increase in compensation and benefits expenses principally results from the large recruitment of Managing Directors during the last twelve months. For the quarter ended March 31, 2010, the ratio of compensation expense to revenues was 66% as compared to 46% for the same period in 2009. The increase in ratio of compensation to revenue as compared to the same period in the prior year results from the increase in compensation principally related to new hires during the last twelve months spread over significantly lower revenues.
     Our compensation expense is generally based upon revenue and can fluctuate materially in any particular period depending upon the amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.
Non-Compensation Expenses
     Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance,

depreciation, interest expense and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.
     Our non-compensation expenses were $13.5 million in the first quarter of 2010, compared to $11.0 million in the first quarter of 2009, representing an increase of $2.5 million or 23%. The increase is principally related to higher professional fees incurred in connection with the acquisition of Caliburn, increased travel, occupancy and other costs related to both the increase in personnel and the addition of new offices.
     Non-compensation expenses as a percentage of revenues in the three months ended March 31, 2010 were 28% compared to 18% for the same period in the prior year. This increase in non-compensation expenses as a percentage of revenue in the three months ended March 31, 2010 as compared to the same period in the prior year results from the incurrence of higher expenses spread over lower revenues in the first quarter of 2010 as compared to the same period in 2009.
     The firm’s non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in revenue amounts, the amount of recruiting and business development activity, the amount of office expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of short-term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular period may not be indicative of the non-compensation expenses as a percentage of revenue in future periods.
Provision for Income Taxes
     The provision for taxes in the first quarter of 2010 was $0.3 million, which reflects an effective tax rate on income allocated to common stockholders of 38%. This compares to a provision for taxes in the first quarter of 2009 of $8.7 million, which reflects an effective tax rate on income allocated to common stockholders of 39% for the period. The decrease in the provision for income taxes in the first quarter of 2010 as compared to the same period in 2009 relates to lower pre-tax income. The effective tax rate remained relatively constant during each period.
     The effective tax rate can fluctuate as a result of variations in the relative amounts of financial advisory and investment income earned in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.
Liquidity and Capital Resources
     Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. As cash accumulates, it is invested in short-term investments expected to provide significant liquidity.
     We generate cash from both our operating activities principally in the form of financial advisory fees and our merchant banking and other principal investments principally in the form of distributions of investment proceeds. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, investments in merchant banking funds, payment of dividends, repurchase of shares of our stock and leasehold improvements.
     Because a portion of the compensation we pay to our employees is distributed in annual bonus awards in February of each year, our net cash balance is generally at its lowest level during the first quarter and accumulates throughout the remainder of the year. Our cash balances generally accumulate from our operating activities during the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions where collections may take longer due to court-ordered holdbacks and fees generated through our fund placement advisory services, which are generally paid in installments over a period of three years. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2010, cash bonuses and accrued benefits of $30.5 million relating to 2009 compensation were paid to our employees. In addition, we paid approximately $6.2 million in early 2010 related to income taxes owed for the year ended December 31, 2009 and estimated tax payments for 2010.
     Since our initial public offering, we have used a portion of our cash reserves to repurchase shares of our common stock, pay dividends and make investments. In April 2010, our Board of Directors authorized the repurchase of up to $100 million of our common stock through the period ending December 31, 2010. We expect to fund our repurchase of shares as we realize proceeds from our investments and/or generate operating cash flow as transaction activity further rebounds. Our commitments to our merchant banking funds may require us to fund capital calls on short notice. On the other hand, distributions from our merchant banking funds are generally made shortly after proceeds are received by the funds. We are unable to predict the timing or magnitude of share repurchase opportunities, capital call or distribution of investment proceeds.
     Our merchant banking funds typically invest in privately held companies. The ability of our merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term. While we will no longer receive any economic benefit from the management our merchant banking funds we have retained our existing investments in the merchant banking funds, which had a value of $83.3 million as of March 31, 2010.
     Our investments in Iridium, which represents approximately 12% of Iridium’s common stock on a fully diluted basis, had a value of $81.1 million as of March 31, 2010. During the period March 30, 2010 through September 29, 2010, we are permitted to sell our investments in Iridium as part of a registered secondary offering if authorized by Iridium’s board of directors. As of September 29, 2010 all contractual restrictions on the sale of our investments in Iridium will lapse. Our ability to sell all or a portion of our investments in Iridium is subject to factors such as general economic, sector and stock market conditions which we cannot control. However, it is our intention to monetize our position in a disciplined manner over time dependent on market conditions.
     As of March 31, 2010, we had total commitments (not reflected on our balance sheet) relating to future principal investments in Greenhill Capital Partners II (“GCP II”), Greenhill SAV Partners (“GSAVP”) and Greenhill Capital Partners Europe (“GCPE”) and other merchant banking and related activities of $32.6 million. Approximately $19.0 million of these commitments relate to GCPE, whose commitment period ends in 2012. These commitments, which may not be drawn in full, are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates of each fund.
     To provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes we have a revolving bank loan facility. Borrowings under the facility are secured by all management fees earned by our domestic merchant banking funds, any cash distributed in respect of their partnership interests in Greenhill Capital Partners I, GCP II and GSAVP, as applicable, and cash distributions from Greenhill & Co. LLC. Interest on borrowings is based on the higher of Prime Rate or 4.00%. The maturity date of the facility is April 30, 2011. Effective April 30, 2010, the commitment amount was reduced to $75.0 million from $90.0 million and subsequently will be reduced to $60.0 million effective December 31, 2010 and will be subject to borrowing base limitations. In conjunction with our plan to exit from the merchant banking business, we will significantly reduce our commitments to successor merchant banking funds which we expect will reduce our borrowing needs. At April 30, 2010, we had $55.7 million of borrowings outstanding on the loan facility.
     During the three months ended March 31, 2010, the Company is deemed to have repurchased 255,660 shares of its common stock at an average price of $78.48 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

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
Cash Flows
     In the first three months of 2010, our cash and cash equivalents decreased by $29.2 million from December 31, 2009. We used $27.5 million in operating activities, including $15.8 million from net income after giving effect to the non-cash items and a net decrease in working capital of $43.3 million (principally from the annual payment of bonuses and taxes). We used $11.2 million in investing activities, including $11.0 million in new investments in our merchant banking funds and $0.3 million for the build-out of new office space. We generated $11.2 million from financing activities, including $38.6 million of net borrowings from our revolving loan facility and $7.0 million of net tax benefits from the delivery of restricted stock units and payment of dividend equivalents, partially offset by $14.0 million for the payment of dividends and $20.1 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units.
     In the first three months of 2009, our cash and cash equivalents decreased by $20.5 million from December 31, 2008. We used $17.5 million in operating activities, including $30.8 million from net income after giving effect to the non-cash items and a net decrease in working capital of $48.3 million (principally from an increase in trade account receivables outstanding and the annual payment of bonuses). We used $5.1 million in investing activities, including $5.5 million in new investments in our merchant banking funds and other investments and $0.2 million for the build-out of new office space, partially offset by distributions from investments of $0.6 million. We generated $3.2 million from financing activities, including $22.9 million of net borrowings from our revolving loan facility, partially offset by $13.9 million for the payment of dividends and $5.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units.
Market Risk
     We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe, and other merchant banking funds, Iridium and other investments.
     We maintain our cash and cash equivalents with financial institutions with high credit ratings. We may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and in institutions in which deposits are not insured. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short-term cash investments are primarily denominated in U.S. dollars, Canadian dollars, pound sterling and euros, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. To the extent that the cash balances in local currency exceed our short-term obligations, we may hedge our foreign currency exposure.
     With regard to our principal investments, we face exposure to changes in the estimated fair value of the companies in which we invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at March 31, 2010, the market prices of all public securities, including Iridium, were 10% lower, the impact on our operations would be a decrease in revenues of $8.5 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees of the funds manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.
     In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling and Canadian dollar (in which collectively 26% of our revenues for the three months ended March 31, 2010 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. Because of the strengthening in value of the dollar on a weighted average basis, relative to the pound sterling and euro since the first quarter of 2009, our earnings in the first quarter of 2010 were slightly lower than they would have been in the same period in the prior year, had the value of the dollar relative to those other currencies remained constant. However, we do not believe we face any material risk in this respect.
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
     The condensed consolidated financial statements of the firm include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, Greenhill & Co. Europe LLP, Greenhill Capital Partners Europe LLP and Greenhill Capital Partners II, LLC, after elimination of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, the firm consolidates the general partners of our merchant banking funds in which we have a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
Noncontrolling Interests
     The firm records the noncontrolling interests of other consolidated entities as equity in the condensed consolidated statements of financial condition. Additionally, the consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders.
     The portion of the consolidated interests in the general partners of our merchant banking funds, which are held directly by employees of the firm, are presented as noncontrolling interests in equity.
     Additionally, the portion of the consolidated interests in GCP II LLC, which accrues to the benefit of GCP Capital, which is principally owned by Robert Niehaus is presented as noncontrolling interest in equity.
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
Merchant Banking and Other Investment Revenues
     Merchant banking revenues consists of (i) management fees on our merchant banking activities, (ii) gains (or losses) on investments in our merchant banking funds and other principal investment activities and, if any, (iii) merchant banking profit overrides.
     Management fees earned from the firm’s merchant banking activities are recognized over the period of related service.
     We recognize revenue on the firm’s investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by merchant banking funds and certain other investments are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on its condensed consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
     When certain financial returns are achieved over the life of the fund, we recognize merchant banking profit overrides. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the guidance for accounting for formula-based fees, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2010, we have not reserved for any clawback obligations under applicable fund agreements.
Investments
     The firm’s investments in its merchant banking funds are recorded under the equity method of accounting based upon the firm’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The firm’s other investments, which consider the firm’s influence or control of the investee, are recorded at estimated fair value or under the equity method of accounting based, in part, upon the firm’s proportionate share of the investee’s net assets.
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
Earnings per Share
     The firm calculates earnings per share (“EPS”) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.
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
     Effective on January 1, 2009, the firm adopted the accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. Under that guidance, the firm evaluated whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating EPS. Additionally, the two-class method requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The adoption of this pronouncement did not have a material effect in calculating earnings per share.
Provision for Taxes
     The firm accounts for taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Income Taxes (Topic 740)”, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
     The firm follows the guidelines, pursuant to FASB ASC Topic 740-10, in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FASB ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. Management applies the “more-likely-than-not criteria” included in FASB ASC Topic 740-10 when determining tax benefits.
Cash and Cash Equivalents
     The firm considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At March 31, 2010 and December 31, 2009, the carrying value of the firm’s cash equivalents approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.
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
Financial Instruments and Fair Value
     The firm accounts for financial instruments measured at fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. FASB ASC Topic 820 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:
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

Derivative Instruments
     The firm accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the firm records warrants at estimated fair value in the condensed consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other investment revenues in the condensed consolidated statements of income.
Subsequent Events
     The firm evaluates subsequent events through the date on which financial statements are issued, in accordance with ASU No. 2010-09, “Topic 855 — Amendments to Certain Recognition and Disclosure Requirements”.
Accounting Developments
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

Item 1A:	Risk Factors
     There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
     Share Repurchases in the First Quarter of 2010:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of	Yet Be
	Total Number of		Publicly	Purchased
	Shares	Average Price	Announced Plans	under the Plans
Period	Repurchased[1]	Paid Per Share	or Programs	or Programs[2]
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	—	—	—
March 1 - March 31	—	—	—	—

[1]	Excludes 255,660 shares the Company is deemed to have repurchased at $78.48 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

[2]	Effective April 22, 2010, the Board of Directors authorized the repurchase of up to $100,000,000 of its common stock through December 31, 2011.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Other Information
     None.

Item 5.	Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
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

3.3
Certificate of Designations, Preferences and Rights of Series A-1 Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).

3.4
Certificate of Designations, Preferences and Rights of Series A-2 Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).

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
10.21
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

10.28
Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

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

10.43	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2008).

Exhibit
Number	Description
10.44	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

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

10.51
Share Sale Agreement dated March 16, 2010 among Greenhill & Co., Inc., Caergwrle Investments Pty Ltd, Mordant Investments Pty Ltd, Baliac Pty Ltd, Peter Hunt, Simon Mordant and Ron Malek (incorporated by reference as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).

10.52*	Form of Seventh Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc.

10.53*	Form of Security Agreement (LLC Distribution) by and between Greenhill & Co., Inc. and First Republic Bank.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 3, 2010

GREENHILL & CO., INC.
By:	/s/ SCOTT L. BOK
	Name:	Scott L. Bok
	Title:	Chief Executive Officer

By:	/s/ RICHARD J. LIEB
	Name:	Richard J. Lieb
	Title:	Chief Financial Officer

S-1