Form 10-Q
period 2010-06-30
GREENHILL & CO INC
filed 2010-08-09
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Registrant’s telephone number, including area code: (212) 389-1500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2010, 29,472,387shares of the Registrant’s common stock were outstanding.

Item No.		Page
Part I. Financial Information		4

1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Statements of Financial Condition as of June 30, 2010 (unaudited) and December 31, 2009	4

	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (unaudited)	6

	Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2010 (unaudited) and year ended December 31, 2009	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

3.	Quantitative and Qualitative Disclosures About Market Risk	44

4.	Controls and Procedures	44

Part II. Other Information		45

1.	Legal Proceedings	45

1A.	Risk Factors	45

2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

3.	Defaults Upon Senior Securities	45

4.	Other Information	45

5.	Exhibits	46

Signature		S-1

Exhibits

Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	June 30,
	2010	December 31,
	(unaudited)	2009
Assets
Cash and cash equivalents	$37,585,819	$74,473,459
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.0 million as of June 30, 2010 and December 31, 2009, respectively	26,434,106	26,021,124
Other receivables	7,005,462	4,980,749
Property and equipment, net	12,574,214	12,794,680
Investments in affiliated merchant banking funds	76,703,084	71,844,438
Other investments	111,237,014	78,516,718
Due from affiliates	502,470	233,617
Goodwill	135,812,748	18,721,430
Deferred tax asset	50,336,742	40,101,916
Other assets	7,839,345	701,352

Total assets	$466,031,004	$328,389,483

Liabilities and Equity
Compensation payable	$18,000,705	$31,855,992
Accounts payable and accrued expenses	9,299,074	7,295,857
Bank loan payable	55,425,000	37,150,000
Deferred tax liability	26,727,131	18,141,138
Due to affiliates	—	393,288

Total liabilities	109,451,910	94,836,275

Common stock, par value $0.01 per share; 100,000,000 shares authorized, 35,037,017 and 33,254,271 shares issued as of June 30, 2010 and December 31, 2009, respectively; 29,434,740 and 27,977,623 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	350,370	332,543
Contingent convertible preferred stock, par value $0.01 per share; 20,000,000 shares authorized, 1,099,877 shares issued and outstanding as of June 30, 2010	46,950,226	—
Restricted stock units	76,735,413	81,219,868
Additional paid-in capital	366,427,698	237,716,672
Exchangeable shares of subsidiary; 257,156 shares issued as of June 30, 2010 and December 31, 2009; 110,191 and 132,955 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	6,578,403	7,937,414
Retained earnings	197,303,787	206,974,630
Accumulated other comprehensive loss	(23,429,678)	(8,737,728)
Treasury stock, at cost, par value $0.01 per share; 5,602,277 and 5,276,648 shares as of June 30, 2010 and December 31, 2009, respectively	(318,541,628)	(293,391,405)

Stockholders’ equity	352,374,591	232,051,994
Noncontrolling interests	4,204,503	1,501,214

Total equity	356,579,094	233,553,208

Total liabilities and equity	$466,031,004	$328,389,483

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Financial advisory fees	$61,921,454	$45,511,600	$98,518,763	$110,656,294
Merchant banking and other investment revenues	21,498,748	8,345,598	33,737,401	4,954,843
Interest income	108,401	243,538	128,367	316,278

Total revenues	83,528,603	54,100,736	132,384,531	115,927,415
Expenses
Employee compensation and benefits	38,368,345	25,215,512	70,523,357	53,655,786
Occupancy and equipment rental	3,680,902	3,022,834	6,830,191	5,572,830
Depreciation and amortization	1,663,639	1,277,820	2,415,796	2,431,581
Information services	1,434,404	1,256,388	3,173,481	2,745,994
Professional fees	1,988,670	1,552,136	4,232,536	2,984,252
Travel related expenses	2,908,794	1,984,481	5,126,524	3,896,168
Interest expense	584,340	341,958	1,112,382	695,604
Other operating expenses	2,653,160	2,301,531	5,551,658	4,402,035

Total expenses	53,282,254	36,952,660	98,965,925	76,384,250
Income before taxes	30,246,349	17,148,076	33,418,606	39,543,165
Provision for taxes	11,358,643	6,854,759	11,679,098	15,531,376

Consolidated net income	18,887,706	10,293,317	21,739,508	24,011,789
Less: Net income (loss) allocated to noncontrolling interests	1,337,676	509	3,677,582	(179,134)

Net income allocated to common stockholders	$17,550,030	$10,292,808	$18,061,926	$24,190,923

Average shares outstanding:
Basic	30,708,263	29,508,520	30,301,144	29,495,056
Diluted	30,768,603	29,623,249	30,372,089	29,572,969
Earnings per share:
Basic	$0.57	$0.35	$0.60	$0.82
Diluted	$0.57	$0.35	$0.59	$0.82
Dividends declared and paid per share	$0.45	$0.45	$0.90	$0.90
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Consolidated net income	$18,887,706	$10,293,317	$21,739,508	$24,011,789
Currency translation adjustment, net of tax	(11,479,009)	8,749,379	(14,691,950)	6,930,836

Comprehensive income	7,408,697	19,042,696	7,047,558	30,942,625
Less: Net income (loss) allocated to noncontrolling interests	1,337,676	509	3,677,582	(179,134)

Comprehensive income allocated to common stockholders	$6,071,021	$19,042,187	$3,369,976	$31,121,759

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity

	Six Months Ended
	June 30,	Year Ended
	2010	December 31,
	(unaudited)	2009
Common stock, par value $0.01 per share
Common stock, beginning of the year	$332,543	$328,304
Common stock issued	17,827	4,239

Common stock, end of the period	350,370	332,543

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	—	—
Contingent convertible preferred stock issued	46,950,226	—

Contingent convertible preferred stock, end of the period	46,950,226	—

Restricted stock units
Restricted stock units, beginning of the year	81,219,868	59,525,357
Restricted stock units recognized	26,009,375	40,526,780
Restricted stock units delivered	(30,493,830)	(18,832,269)

Restricted stock units, end of the period	76,735,413	81,219,868

Additional paid-in capital
Additional paid-in capital, beginning of the year	237,716,672	213,365,812
Common stock issued	121,172,211	23,603,749
Tax benefit from the delivery of restricted stock units	7,538,815	747,111

Additional paid-in capital, end of the period	366,427,698	237,716,672

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	7,937,414	12,442,555
Exchangeable shares of subsidiary delivered	(1,359,011)	(4,505,141)

Exchangeable shares of subsidiary, end of the period	6,578,403	7,937,414

Retained earnings
Retained earnings, beginning of the year	206,974,630	189,357,441
Dividends	(27,732,769)	(53,622,825)
Net income allocated to common stockholders	18,061,926	71,240,014

Retained earnings, end of the period	197,303,787	206,974,630

Accumulated other comprehensive loss
Accumulated other comprehensive loss, beginning of the year	(8,737,728)	(17,408,714)
Currency translation adjustment, net	(14,691,950)	8,670,986

Accumulated other comprehensive loss, end of the period	(23,429,678)	(8,737,728)

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(293,391,405)	(259,361,550)
Repurchased	(25,150,223)	(9,645,599)
Sale of certain merchant banking assets	—	(24,384,256)

Treasury stock, end of the period	(318,541,628)	(293,391,405)

Total stockholders’ equity	352,374,591	232,051,994

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,501,214	1,817,595
Net income (loss) allocated to noncontrolling interests	3,677,582	(82,451)
Contributions from noncontrolling interests	151,387	34,406
Distributions to noncontrolling interests	(1,125,680)	(268,336)

Noncontrolling interests, end of period	4,204,503	1,501,214

Total equity	$356,579,094	$233,553,208

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Operating activities:
Consolidated net income	$21,739,508	$24,011,789
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	2,415,796	2,431,581
Net investment (gains) losses	(25,123,956)	3,999,083
Restricted stock units recognized and common stock issued	26,113,171	20,458,261
Deferred taxes	10,108,315	(3,341,370)
Recognition of the deferred gain from the sale of certain merchant banking assets	(549,864)	—
Changes in operating assets and liabilities:
Financial advisory fees receivable	1,734,201	269,179
Due from affiliates	(662,141)	(813,290)
Other receivables and assets	421,242	(711,709)
Compensation payable	(25,829,526)	(14,460,963)
Accounts payable and accrued expenses	(1,711,868)	(4,931,471)
Taxes payable	(10,010,085)	(6,893,617)

Net cash (used in) provided by operating activities	(1,355,207)	20,017,473

Investing activities:
Purchases of merchant banking investments	(11,536,627)	(7,635,270)
Purchases of investments	(208,026)	(525,000)
Caliburn acquisition, net of cash received	534	—
Distributions from investments	5,898,387	7,889,307
Purchases of property and equipment	(1,221,214)	(1,743,880)

Net cash used in investing activities	(7,066,946)	(2,014,843)

Financing activities:
Proceeds of revolving bank loan	58,275,000	62,875,000
Repayment of revolving bank loan	(40,000,000)	(56,000,000)
Contributions from noncontrolling interests	151,387	18,000
Distributions to noncontrolling interests	(1,125,680)	(124,699)
Dividends paid	(27,732,769)	(27,730,323)
Purchase of treasury stock	(25,150,223)	(7,725,034)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	7,538,815	1,227,519

Net cash used in financing activities	(28,043,470)	(27,459,537)
Effect of exchange rate changes on cash and cash equivalents	(422,017)	1,656,953

Net decrease in cash and cash equivalents	(36,887,640)	(7,799,954)
Cash and cash equivalents, beginning of period	74,473,459	62,848,655

Cash and cash equivalents, end of period	$37,585,819	$55,048,701

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,196,420	$663,181
Cash paid for taxes, net of refunds	$3,733,140	$25,764,840
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 — Organization
     Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company acts for clients located throughout the world from offices located in New York, London, Frankfurt, Sydney, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles, Melbourne, and San Francisco.
     The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Merchant banking, which includes the management of outside capital invested in affiliated merchant banking funds and other similar vehicles, primarily Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II and GCP Europe, the “Greenhill Funds”), and the Company’s principal investments in the Greenhill Funds, Iridium Communications Inc. (“Iridium”), other merchant banking funds and other investments.
     The Company’s U.S. and international wholly-owned subsidiaries include Greenhill & Co., LLC (“G&Co”), Greenhill Capital Partners, LLC (“GCPLLC”), Greenhill Venture Partners, LLC (“GVP”), Greenhill Aviation Co., LLC (“GAC”), Greenhill & Co. Europe Holdings Limited (“GCE”), Greenhill & Co. Holding Canada Ltd (“GHC”), Greenhill & Co. Japan Ltd. (“GCJ”) and Greenhill & Co. Australia Holdings Pty Ltd. (“GHA”). The Company also owns a majority of the interests in Greenhill Capital Partners II, LLC (“GCPII LLC”). See “Note 4 – Investments – Affiliated Merchant Banking Investments”.
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
     The Company, through Greenhill & Co. Canada Ltd., a wholly-owned Canadian subsidiary of GHC, engages in investment banking activities in Canada. The Company, through GCJ, engages in investment banking activities in Japan.
     On April 1, 2010, Greenhill acquired all the outstanding capital stock of Caliburn Partnership Pty Limited. (“Caliburn”, which was renamed Greenhill Caliburn Pty Limited, “Greenhill Caliburn”), an Australian-based independent financial advisory firm. The Company, through Greenhill Caliburn, a wholly-owned Australian subsidiary of GHA, engages in investment banking activities in Australia and New Zealand. See “Note 3 – Acquisition”. Greenhill Caliburn is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
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
     The Company owns an interest in Iridium Communications Inc. (“Iridium”), formerly GHL Acquisition Corp., a blank check company (“GHLAC”). See “Note 4 – Investments – Affiliated Merchant Banking Investments”.
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
     The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest, including GCI, GCEI, GCPE, and GCPII LLC, after elimination of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, the Company consolidates the general partners of its merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
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
     The portion of the consolidated interests in the general partners of the Company’s merchant banking funds, which are held directly by employees of the Company, are presented as noncontrolling interests in equity. Additionally, the portion of the consolidated interests in GCP II LLC, which accrues to the benefit of GCP Capital Partners Holdings LLC (“GCP Capital”), an entity not controlled by the Company, is presented as noncontrolling interest in equity. See “Note 4 – Investments – Affiliated Merchant Banking Investments”.
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
     The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.2 million and $1.1 million for the three months ended June 30, 2010 and 2009 and $2.0 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.
  Merchant Banking and Other Investment Revenues
     Merchant banking revenues consist of (i) management fees on the Company’s merchant banking activities, (ii) gains (or losses) on the Company’s investments in merchant banking funds and other principal investment activities, and, if any, (iii) merchant banking profit overrides. See “Note 4 – Investments – Affiliated Merchant Banking Investments”.
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

We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2010, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 4 — Investments – Affiliated Merchant Banking Investments” for further discussion of the merchant banking revenues recognized.
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
Financial Advisory Fees Receivables
     Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.1 million for the six months ended June 30, 2010 and released previously recorded bad debt expense of $0.3 million during the six months ended June 30, 2009.
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
Earnings per Share
     The Company calculates earnings per share (‘‘EPS’’) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.
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
     Aircraft – 7 years
     Equipment – 4 years
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
     The Company follows the guidelines, pursuant to FASB ASC Topic 740-10, in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FASB ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. Management applies the ‘‘more-likely-than-not criteria’’ included in FASB ASC Topic 740-10 when determining tax benefits.

Cash and Cash Equivalents
     The Company held cash on deposit with financial institutions of $24.8 million and $31.8 million as of June 30, 2010 and December 31, 2009, respectively. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At June 30, 2010 and December 31, 2009, the carrying value of the Company’s cash equivalents amounted to $12.8 million and $42.7 million, respectively, which approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits. At June 30, 2010 and December 31, 2009, $0.9 million and $0.0 million, respectively, was held by certain financial institutions as compensating balances for outstanding letters of credit.
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
Subsequent Events
     The Company evaluates subsequent events through the date on which financial statements are issued, in accordance with ASU No. 2010-09, “Topic 855 – Amendments to Certain Recognition and Disclosure Requirements”.

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
Note 3 — Acquisition
     On April 1, 2010, pursuant to the Share Sale Agreement the Company acquired 100% ownership of Caliburn from its founding partners (“the Acquisition”) in exchange for (i) 1,099,874 shares of Greenhill common stock, with an Acquisition date fair value of $90.2 million and (ii) 1,099,877 shares of contingent convertible preferred stock (“Performance Stock”) that pays no dividend and, if certain revenue levels are achieved on the third or fifth anniversary of the Acquisition, will convert into additional shares of Greenhill common stock. If those revenue levels are not achieved, the Performance Stock will be cancelled for each such period as of the third and fifth anniversaries of closing, respectively. The fair value of the Performance Stock on the Acquisition date was $47.0 million and has been recorded as a component of equity in accordance with ASC 805.
     The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Caliburn have been included in the condensed consolidated statement of income from the date of acquisition. The total purchase price of $137.2 million has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2010, the date of the acquisition, as follows (in thousands, unaudited):

Assets acquired and liabilities assumed:
Assets:
Cash	$4,712
Other current assets	3,887
Property and equipment	643
Deferred compensation plan investments	11,295
Deferred tax assets	3,756
Identifiable intangible assets	8,568
Goodwill	127,972
Total assets	160,833

Liabilities:
Other current liabilities	5,438
Deferred compensation payable	11,295
Due to affiliates	6,861
Total liabilities	23,594
Purchase price	$137,239
     The fair value of the identifiable intangible assets acquired, which consist of the trade name, the backlog of investment banking client assignments that existed at the time of the closing, and customer relationships, is based, in part, on a valuation using an income approach, market approach or cost approach, as appropriate, and has been included in other assets on the condensed consolidated statement of financial condition. The estimated fair value ascribed to the identifiable intangible assets will be amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between 2 to 3 years. For the three months and six months ended June 30, 2010, the Company recorded $0.7 million of amortization expense in respect of these assets. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.
     In addition to the equity consideration provided to the sellers, under the terms of the Share Sale Agreement, the selling shareholders and certain other non-founding partners will receive a post closing distribution of accrued profits prior to the acquisition date of approximately $6.9 million. At June 30, 2010 approximately $2.8 million had not been distributed and is recorded as an accrued liability in the condensed consolidated statement of financial condition.
     In connection with the Acquisition the Company assumed Caliburn’s deferred compensation plan and acquired a corresponding amount of investments of approximately $11.3 million. Under this plan a portion of certain employees’ compensation was deferred and invested in cash or, at the election of each respective employee, in certain mutual fund investments. The cash and mutual fund investments will be distributed to those employees of Greenhill Caliburn, who were employed on the date of acquisition, over the period 2010 to 2016. Both the invested assets and the deferred compensation liability relating to this plan have been recorded on the consolidated statement of financial condition as components of other investments and compensation payable, respectively. Subsequent to the Acquisition the Company has discontinued future participation in the plan. See “Note 4 – Investments – Other Investments”.
     In conjunction with the Acquisition, the Company granted at closing 275,130 restricted stock units to current employees of Greenhill Caliburn. These awards will vest ratably over five years from the date of grant subject to continued employment and will amortize over the service period. In addition, the Company granted at closing 212,625 performance based restricted stock units (“Performance RSUs”). The Performance RSUs will vest on the third and fifth anniversaries of the closing subject to the achievement of the same revenue targets as the Performance Stock. Amortization of each tranche of the Performance RSUs will begin at the time it is deemed probable that the revenue targets will be achieved and the value of the award at that date will be amortized over the remaining vesting period of each award. If the performance requirements for the Performance RSUs are not achieved the Performance RSUs will be cancelled and no amount will be expensed.
     Set forth below are the Company’s summary unaudited pro forma results of operations for the three and six months ended June 30, 2010 and 2009. The unaudited pro forma results of operations for the six months ended June 30, 2010 include the historical results of the Company and give effect to the Acquisition if it had occurred on January 1, 2010. The unaudited results of operations for the three and six months ended June 30, 2009 include the historical results of the Company and give effect to the Acquisition if it had occurred on January 1, 2009. See “Note 7 – Equity” and “Note 8 – Earnings per Share”.
     The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the Acquisition occurred as of January 1, 2010 or January 1, 2009, as the case may be, or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

	For the Three Months Ended
	June 30,
	2010	2009
	(in millions, unaudited)
	(actual)	(pro forma)
Revenues	$83.5	$65.6
Income before taxes	30.2	20.5
Net income allocated to common stockholders	17.6	12.6

Diluted earnings per share	$0.57	$0.41

	For the Six Months Ended
	June 30,
	2010	2009
	(in millions, unaudited)
	(pro forma)
Revenues	$136.7	$132.9
Income before taxes	33.5	44.9
Net income allocated to common stockholders	18.1	28.0

Diluted earnings per share	$0.60	$0.91
     The pro forma results include (i) an adjustment of Caliburn’s compensation expense to Greenhill’s historical ratio of compensation expense to revenue for each period presented, (ii) the elimination of professional fees incurred by Caliburn in connection with the Acquisition in the three months ended March 31, 2010, and (iii) the recording of income tax expense resulting from the pro forma adjustments before tax at the Australian effective rate of 30 percent. The calculation of pro forma diluted earnings per share includes 1,099,874 common shares issued to the selling shareholders. The calculation of pro forma diluted shares does not include the contingent convertible preferred shares which may be converted in aggregate to 1,099,877 common shares in the event that Greenhill Caliburn achieves the three and five year revenue thresholds. See “Note 8 – Earnings Per Share”.
Note 4 — Investments
Affiliated Merchant Banking Investments
     In connection with its plan to separate from the merchant banking business, in December 2009 the Company sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a 24% ownership interest in GCPII LLC, to GCP Capital, an entity not controlled by the Company. The Company retained a 76% interest in GCPII LLC. Under the terms of the separation agreement, our affiliated general partner delegated to GCPII LLC its obligation to manage and administer the merchant banking funds during a transition period, which is expected to end in December 2010.
     As a result of this transaction, GCPII LLC remained a controlled and consolidated subsidiary of the Company; however, effective in 2010 GCP Capital has a direct non-controlling ownership interest with a preferred economic interest in the first $10 million of profits of GCPII LLC. During the transition period, the excess of GCPII LLC’s management fee revenue over amounts incurred for compensation and other operating expenses that accrues to the benefit of GCP Capital is presented as noncontrolling interest. During the three and six months ended June 30, 2010 the allocable amounts earned by GCPII LLC were $1.3 million and $3.7 million, respectively, which fell within the amount of profit threshold that was fully allocable to GCP Capital and has been recorded as noncontrolling interest.

     Although the Company will no longer manage the Greenhill Funds after the transition period, the Company retained its existing investments in the Greenhill Funds and will continue to act as the general partner of Greenhill Funds. In addition to recording its direct investments in the affiliated funds, the Company consolidates each general partner in which it has a majority economic interest.
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
     As consideration for the sale of the merchant banking business, the Company received 289,050 shares of its common stock with a value of $24.4 million. The Company recognized a gain of $21.8 million in 2009 and deferred $2.6 million of gain on the sale related to non-compete and trademark licensing agreements, which will be amortized over the period 2010 to 2014.
     The Company’s merchant banking and other investment revenues, by source, are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands, unaudited)
Management fees	$3,666	$4,490	$8,064	$8,954
Net realized and unrealized gains (losses) on investments in merchant banking funds	(969)	898	521	(6,233)
Net realized and unrealized merchant banking profit overrides	—	700	91	400
Net unrealized gain on investment in Iridium	18,943	3,029	24,902	2,605
Other realized and unrealized investment income (loss)	(141)	(771)	159	(771)

Total merchant banking and other investment revenues	$21,499	$8,346	$33,737	$4,955

     The carrying value of the Company’s investments in affiliated merchant banking funds is as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Investment in GCP I	$3,141	$3,147
Investment in GCP II	52,626	51,189
Investment in GSAVP	3,993	3,867
Investment in GCPE	16,943	13,641

Total investments in affiliated merchant banking funds	$76,703	$71,844

     At June 30, 2010 and December 31, 2009, the investment in GCP I included $0.2 million and $0.3 million, respectively, related to the noncontrolling interests in the managing general partner of GCP I held directly by various employees of the Company. At both June 30, 2010 and December 31, 2009, the investment in GCP II included $1.2 million related to the noncontrolling interests in the general partner of

GCP II held directly by various employees of the Company. Additionally, at June 30, 2010, GCP Capital’s undistributed noncontrolling interest was $2.8 million.
     Approximately $0.2 million of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds at both June 30, 2010 and December 31, 2009. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio, and is payable, subject to clawback, at the time the funds realize cash proceeds.
     At June 30, 2010, the Company had unfunded commitments of $31.0 million to certain of the Greenhill Funds, At June 30, 2010, the Company had unfunded commitments to GCP II of $8.2 million, which may be drawn down for follow-on investments through June 2012. The Company has unfunded commitments to GSAVP of $4.0 million which may be drawn through September 2011, and unfunded commitments to GCP Europe of $18.8 million (or £12.5 million) which may be drawn through December 2012.
     Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Cash	$8,096	$6,047
Portfolio investments	14,320	15,756
Total assets	22,416	21,803
Total liabilities	1,308	151
Partners’ capital	21,108	21,652

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments	$(61)	$4,913	$(369)	$4,544
Investment income	2	3	3	22
Expenses	(82)	(181)	(178)	(328)

Net income (loss)	$(141)	$4,735	$(544)	$4,238

     Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Cash	$10,541	$25,762
Portfolio investments	494,871	506,773
Total assets	505,476	532,864
Total liabilities	589	46,943
Partners’ capital	504,887	485,921

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments	$1,731	$(4,257)	$13,315	$(63,656)
Investment income	4,150	4,045	6,221	4,574
Expenses	(3,055)	(2,138)	(5,958)	(4,313)

Net income (loss)	$2,826	$(2,350)	$13,578	$(63,395)

Other Investments
     The Company has other principal investments including investments in Iridium, other merchant banking funds and other investments. The Company’s other investments are as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Iridium Common Stock (formerly GHLAC Common Stock)	$89,597	$68,077
Iridium $11.50 Warrants	10,280	8,015
Barrow Street Capital III, LLC	2,243	2,425
Deferred compensation plan investments	9,117	—

Total other investments	$111,237	$78,517

     In November 2007, the Company purchased 11,500,000 units of GHLAC for $25,000. In February 2008, the Company completed the initial public offering of units in GHLAC, and in conjunction therewith, forfeited 3,130,437 units. Each unit consisted of one share of GHLAC’s common stock (“GHLAC Common Stock”) and one warrant (the “Founder Warrants”). At the time of the public offering, the Company purchased 8,000,000 private placement warrants for a purchase price of $8.0 million (the “GHLAC Private Placement Warrants”, together with the Founder Warrants, the “GHLAC Warrants”). In October 2008, GCE invested $22.9 million in Iridium Holdings LLC in the form of a convertible subordinated note (the “Iridium 5% Convertible Note”), which was unsecured and accrued interest at the rate of 5% per annum starting six months after the date of issuance and had a maturity date of October 24, 2015. On September 29, 2009, GHLAC completed its acquisition of Iridium Holdings LLC. The combined company was renamed Iridium Communications Inc. (“Iridium”), and in October 2009, the Company converted the Iridium 5% Convertible Note into 1,995,629 common shares of Iridium (“Iridium Common Stock”) (NASDAQ: IRDM).
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
     At June 30, 2010 and December 31, 2009, the Company owned 8,924,016 shares of Iridium Common Stock and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”) (NASDAQ : IRDMZ) and the Company’s fully diluted ownership in Iridium was approximately 12%. Both the Iridium Common Stock and the Iridium $11.50 Warrants were restricted from sale until March 29, 2010.
     At December 31, 2009, the carrying value of the investments in Iridium Common Stock was valued at its closing market price discounted at 5% for legal and contractual restrictions on the sale of securities held by the Company.

     During the period March 30, 2010 through September 29, 2010, the Company is permitted to sell its investment in Iridium as part of a registered secondary offering if authorized by Iridium’s board of directors. As a result, at June 30, 2010, the Company has recorded its investment in Iridium at current fair value without a market discount. As of September 29, 2010, all contractual restrictions on the sale of the Company’s investments in Iridium will lapse.
     Prior to the acquisition of Iridium, the Company’s interest in GHLAC Common Stock was accounted for under the equity method as the Company maintained and exercised significant influence over the entity as defined by ASC 323. Upon closing of the acquisition of Iridium by GHLAC, the Company relinquished certain GHLAC board and management positions to Iridium. As such, the Company is no longer deemed to maintain or exercise significant influence over GHLAC and therefore changed its method of accounting for its investment in GHLAC from the equity method to fair value as trading securities under ASC 320. Since the closing of the acquisition of Iridium, an active trading market has not existed for the Iridium $11.50 Warrants and accordingly at June 30, 2010 and December 31, 2009, the Company used an internally developed model to value such warrants which takes into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (1) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (2) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligations and various equity volatility measures, including historical volatility of broad market indices. At June 30, 2009, the Company used an internally developed model to value the GHLAC Warrants which used the same inputs as the model used to value the Iridium $11.50 Warrants and also included inputs for the Company’s weighted average cost of capital and the probability of a GHLAC acquisition closing.
     At June 30, 2009, the Company determined the value of the Iridium 5% Convertible Note based upon Iridium’s financial position, liquidity, operating results and the terms of the note and other qualitative and quantitative factors.
     The Company committed $5.0 million to Barrow Street Capital III, LLC (“Barrow Street III”), a real estate investment fund, of which $0.3 million remains unfunded at June 30, 2010. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.
     The deferred compensation plan investments are related to Greenhill Caliburn’s legacy deferred compensation plan acquired in the Acquisition. The amounts are invested in cash and mutual fund investments managed by a third party and will be distributed to the participants during the period 2010 to 2016. Subsequent to the Acquisition the Company has discontinued future participation in this deferred compensation plan. See “Note 3 – Acquisition”.
Fair Value Hierarchy
     The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2010

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as
	for	Observable	Unobservable	of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$89,597	$—	$—	$89,597
Iridium $11.50 Warrants	—	—	10,280	10,280
Deferred compensation plan investments	—	9,117	—	9,117

Total investments	$89,597	$9,117	$10,280	$108,994

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as
	for	Observable	Unobservable	of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands, unaudited)
Assets
Iridium Common Stock	$—	$68,077	$—	$68,077
Iridium $11.50 Warrants	—	—	8,015	8,015

Total investments	$—	$68,077	$8,015	$76,092

     At June 30, 2010, the Company carried its investment in Iridium Common Stock at its quoted market value. At December 31, 2009, the Company valued the Iridium Common Stock at its quoted market price, discounted for legal and contractual restrictions on sale, and accordingly it was recorded as a level 2 investment.
     The value of the deferred compensation plan investments assumed in the Acquisition consists of cash and mutual fund investments, which have been recorded at net asset value, and has been recorded as a level 2 investment.
Level 1 Gains and Losses
     The following table sets forth a summary of changes in the fair value of the Company’s level 1 investments for the three months ended June 30, 2010.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	March 31,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 1	June 30, 2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$72,374	$—	$17,223	$—	$—	$89,597

Total investments	$72,374	$—	$17,223	$—	$—	$89,597

     The following table sets forth a summary of changes in the fair value of the Company’s level 1 investments for the six months ended June 30, 2010.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	January 1,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 1	June 30, 2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$—	$—	$17,223	$—	$72,374	$89,597

Total investments	$—	$—	$17,223	$—	$72,374	$89,597

     The Company did not hold any level 1 investments during the three and six months ended June 30, 2009.
Level 2 Gains and Losses
     The following table sets forth a summary of changes in the fair value of the Company’s level 2 investments for the three months ended June 30, 2010.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	January 1,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 2	June 30, 2010
	(in thousands, unaudited)
Assets
Deferred compensation plan investments	$—	$—	$—	$9,117	$—	$9,117

Total investments	$—	$—	$—	$9,117	$—	$9,117

     The following table sets forth a summary of changes in the fair value of the Company’s level 2 investments for the six months ended June 30, 2010.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	January 1,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 2	June 30, 2010
	(in thousands, unaudited)
Assets

Iridium Common Stock	$68,077	$—	$4,297	$—	$(72,374)	$—
Deferred compensation plan investments	$—	$—	$—	$9,117	$—	$9,117

Total investments	$68,077	$—	$4,297	$9,117	$(72,374)	$9,117

     The Company did not hold any level 2 investments during the three and six months ended June 30, 2009.
Level 3 Gains and Losses
     The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three and six months ended June 30, 2010, respectively.

				Purchases,	Net
	Beginning	Realized	Unrealized	Sales, Other	Transfers	Ending
	Balance	Gains	Gains or	Settlements and	in and/or	Balance
	March 31, 2010	or (Losses)	(Losses)	Issuances, net	out of Level 3	June 30, 2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$8,760	$—	$1,520	$—	$—	$10,280

Total investments	$8,760	$—	$1,520	$—	$—	$10,280

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	January 1,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 3	June 30, 2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$8,015	$—	$2,265	$—	$—	$10,280

Total investments	$8,015	$—	$2,265	$—	$—	$10,280

     The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three and six months ended June 30, 2009, respectively.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	March 31,	Gains	Gains or	and	in and/or	Balance
	2009	or (Losses)	(Losses)	Issuances, net	out of Level 3	June 30, 2009
	(in thousands, unaudited)
Assets
Iridium 5% Convertible Note	$22,900	$—	$—	$—	$—	$22,900
GHLAC Warrants	7,872	—	5,877	—	—	13,749

Total investments	$30,772	$—	$5,877	$—	$—	$36,649

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	January 1,	Gains	Gains or	and	in and/or	Balance
	2009	or (Losses)	(Losses)	Issuances, net	out of Level 3	June 30, 2009
	(in thousands, unaudited)
Assets
Iridium 5% Convertible Note	$22,900	$—	$—	$—	$—	$22,900
GHLAC Warrants	8,295	—	5,454	—	—	13,749

Total investments	$31,195	$—	$5,454	$—	$—	$36,649

Note 5 — Related Parties
     At June 30, 2010, the Company had receivables of $0.5 million due from the Greenhill Funds relating to expense reimbursements, which are included in due from affiliates. At December 31, 2009, the Company had receivables of $0.2 million and payables of $0.4 million due to the Greenhill Funds relating to accrued management fees and expense reimbursements, which are included in due to affiliates. See “Note 1 – Organization”.
     Included in accounts payable and accrued expenses are $0.3 million at June 30, 2010 and December 31, 2009, respectively, of interest payable on the undistributed earnings to the U.K. members of GCI. See “Note 1 – Organization”.

     Under the terms of the Share Sale Agreement the selling shareholder and certain non-founding partners of Caliburn are due approximately $2.8 million as of June 30, 2010. See “Note 3 – Acquisition”.
     In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease to GCP Capital office space for a period of three to five years beginning in December 2010. The Company did not recognize any revenue related to the sublease during the six months ended June 30, 2010. See “Note 4 – Investments – Affiliated Merchant Banking Investments”.
Note 6 — Revolving Bank Loan Facility
     At June 30, 2010, the Company had a $75.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs, facilitate the funding of investments, and for other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC, GCPII LLC and GVP, any cash distributed in respect of its partnership interests in GCP I and GCP II or GSAVP, as applicable, and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. The maturity date of the facility is April 30, 2011. Effective December 31, 2010 the commitment amount will be reduced to $60.0 million. Interest on borrowings are based on the higher of Prime Rate or 4.0% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company must comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $54.7 million and $33.5 million for the six months ended June 30, 2010 and 2009, respectively. The weighted average interest rates were 4.0% for both periods ended June 30, 2010 and 2009. At June 30, 2010, the Company was compliant with all loan covenants.
Note 7 —Equity
     In connection with the acquisition of Caliburn on April 1, 2010 the Company issued 1,099,874 shares of its common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of the Company’s common stock if certain revenue targets are achieved. If the performance targets are not achieved the contingent convertible preferred shares will be cancelled. See “Note 3 – Acquisition” and “Note 8 – Earnings Per Share”.
     On June 16, 2010, a dividend of $0.45 per share was paid to shareholders of record on June 2, 2010. During the six months ended June 30, 2010 and 2009, dividend equivalents of $2.5 million and $2.2 million, respectively, were paid on the restricted stock units that are expected to vest.
     During the six months ended June 30, 2010, 658,829 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 283,629 shares at an average price of $79.05 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the six months ended June 30, 2010, the Company repurchased in open market transactions 42,000 shares of its common stock at an average price of $65.02.
     During the six months ended June 30, 2009, 287,331 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 114,860 shares at an average price of $67.26 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings Per Share
     The computations of basic and diluted EPS are set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$17,550	$10,293	$18,062	$24,191

Denominator for basic EPS — weighted average number of shares	30,708	29,509	30,301	29,495
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	61	114	71	78

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,769	29,623	30,372	29,573

Earnings per share:
Basic	$0.57	$0.35	$0.60	$0.82
Diluted	$0.57	$0.35	$0.59	$0.82
     The weighted number of shares and dilutive potential shares do not include the contingent convertible preferred shares. Such shares will potentially convert to shares of the Company’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the Acquisition, respectively, if certain revenue targets are achieved. At the time a revenue target is achieved such shares will be included in the Company’s share count. If either or both of the performance targets are not achieved the contingent convertible preferred shares will be cancelled for the tranche such target was not achieved. See “Note 3 – Acquisition”.
Note 9 — Income Taxes
     The Company’s effective rate will vary depending on the source of the income. Investment and certain foreign-sourced income are taxed at a lower effective rate than U.S. trade or business income.
     Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to (i) the realization of its deferred tax liabilities, which is principally comprised of unrealized gains on investments, and (ii) future taxable income. Included in other receivables in the condensed consolidated statements of financial condition are income taxes receivable of $4.2 million and $1.7 million as of June 30, 2010 and December 31, 2009, respectively.
     Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statement of changes in equity.
     The Company performed a tax analysis as of June 30, 2010 and December 31, 2009, and determined that there was no requirement to accrue any liabilities, pursuant to FASB ASC 740-10.
Note 10 — Regulatory Requirements
     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2010, G&Co’s net capital was $13.4 million, which exceeded its requirement by $13.0 million. G&Co’s aggregate indebtedness to net capital ratio was 0.35 to 1 at June 30, 2010. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
     GCI, GCEI and GCPE are subject to capital requirements of the FSA. Greenhill Caliburn is subject to capital requirements of the ASIC. As of June 30, 2010, each of GCI, GCEI, GCPE and Greenhill Caliburn was in compliance with its local capital adequacy requirements.

Note 11 — Business Information
     The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Merchant banking, which includes the management of outside capital invested in the Greenhill Funds and the Company’s investments in such funds and other principal investments.
     The following provides a breakdown of our aggregate revenues by source for the three and six month periods ended June 30, 2010 and 2009, respectively:

	For the Three Months Ended
	June 30, 2010		June 30, 2009
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$61.9	74%	$45.5	84%
Merchant banking and other investment revenues	21.6	26%	8.6	16%

Total revenues	$83.5	100%	$54.1	100%

	For the Six Months Ended
	June 30, 2010		June 30, 2009
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$98.5	74%	$110.7	96%
Merchant banking and other investment revenues	33.9	26%	5.2	4%

Total revenues	$132.4	100%	$115.9	100%

     Through December 2009, the Company’s financial advisory and merchant banking activities were closely aligned and had similar economic characteristics. A similar network of business and other relationships upon which the Company relies for financial advisory opportunities also generate merchant banking opportunities. Through 2009, the Company’s professionals and employees were treated as a common pool of available resources and the related compensation and other Company costs were not directly attributable to either particular revenue source. In reporting to management, the Company distinguishes the sources of its investment banking revenues between financial advisory and merchant banking. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities. Under the terms of the separation agreement among the Company and GCP Capital, the Company will continue to manage and administer the affiliated merchant funds during a transition period which is expected to end in December 2010. During that transition period, the Company has designated specific employees who will be dedicated to the merchant banking activities and established a system of measuring the operating costs of the merchant banking business. Under the agreed upon arrangement, effective in 2010 GCP Capital has a direct non-controlling ownership interest with a preferred economic interest in the first $10 million of profits of GCPII LLC. During that transition period, the excess of management fee revenue over the amount paid for compensation and other operating expenses associated with the management of the affiliated funds that accrues to the benefit of GCP Capital is treated by the Company as noncontrolling interest. See “Note 4 – Investments – Affiliated Merchant Banking Investments”.
Note 12 — Subsequent Event
     On July 21, 2010, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on September 15, 2010 to the common stockholders of record on September 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, ‘‘we’’, ‘‘our’’, ‘‘firm’’ and ‘‘us’’ refer to Greenhill & Co., Inc.
Cautionary Statement Concerning Forward-Looking Statements
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as ‘‘may’’, ‘‘might’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘believe’’, ‘‘estimate’’, “intend”, ‘‘predict’’, ‘‘potential’’ or ‘‘continue’’, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under ‘‘Risk Factors’’ in our 2009 Report on Form 10-K and subsequent Forms 8-K.
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
     In the financial advisory business, the main driver of our revenues is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. Additionally, our private capital advisory and real estate capital advisory groups provide fund placement and other capital raising advisory services. We have recruited and plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. On April 1, 2010, we acquired the Australian advisory firm Caliburn Partnership Pty Limited (“Caliburn”), with six Managing Directors and 40 total employees. Caliburn has established a strong position in that market over its 11 year history and will operate in Australia and New Zealand under the name Greenhill Caliburn. Caliburn has advised on more than A$170 billion of transactions since its founding in 1999, and had revenue for its fiscal years ended June 30, 2009, 2008 and 2007 of A$68.0 million, A$80.9 million and A$80.8 million, respectively. During the second quarter of 2010 we further expanded our advisory business with the addition of four Managing Directors and 11 total employees dedicated to the real estate capital advisory group. They will service their clients from the New York, Chicago, San Francisco and London offices.
     We also currently manage merchant banking funds and similar vehicles, although we expect to separate from that business in December 2010, in order to focus entirely on our financial advisory business going forward. GCP Capital Partners Holding LLC (“GCP Capital”), a new entity which is independent from the firm, will take over management of the merchant banking funds. During the transition period the firm will continue to recognize management fee revenue and expenses related to the operation of funds. We do not expect to generate any fee revenue from our management of these funds after the completion of the transition period.

     While we will no longer manage the merchant banking funds after a transition period we have retained our existing investments in the merchant banking funds and will continue to recognize gains and losses on our investments on a quarterly basis until such investments are realized over time. In particular, we will retain our existing principal investments in the merchant banking funds as well as our investment in Iridium Communications, Inc. (“Iridium”) (NASDAQ: IRDM), of which we owned approximately 12% as of June 30, 2010. We intend to liquidate our direct investments in the merchant banking funds and our investment in Iridium over time. During the period that we hold our investments we will continue to record realized and unrealized changes in the fair value of such investments, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Merchant Banking and Other Investment Revenues”.
Business Environment
     Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our Report on Form 10-K filed with the Securities and Exchange Commission. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
     Financial advisory revenues were $61.9 million in the second quarter of 2010 compared to $45.5 million in the second quarter of 2009, which represents an increase of 36%. For the six months ended June 30, 2010, advisory revenues were $98.5 million compared to $110.7 million for the comparable period in 2009, representing a decrease of 11%. At the same time, worldwide completed M&A volume increased by 2%, from $801.3 billion in 2009 to $819.9 billion in 20101.
     Since July 2007, the financial markets have experienced a sharp contraction in credit availability and global M&A activity. The capital markets volatility and uncertain macroeconomic outlook of the last few years have further contributed to a volatile and uncertain environment for evaluating many assets, securities and companies, which has created a more difficult environment for M&A and fundraising activity. There is considerable uncertainty as to how much longer this difficult economic environment may last. Because we earn a majority of our financial advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our financial advisory business has been negatively impacted and may be further impacted by a both a reduction in M&A activity and a lengthening of the completion time of transactions.
     During the past two to three years we have substantially expanded our geographic reach, our industry sector expertise and the total number of employees focused on our financial advisory business. We believe that our simple business model as an independent, unconflicted adviser will create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach. Furthermore, we believe that we are well positioned to benefit if general transaction activity returns towards historic normal levels.
     The firm earned $21.6 million in merchant banking and other investment revenues in the second quarter of 2010 compared to $8.6 million in the second quarter of 2009. For the six months ended June 30, 2010, the firm earned $33.9 million in merchant banking and other investment revenues compared to $5.2 million in the six months ended June 30, 2009. The increase in 2010 revenues from merchant banking and other investments resulted primarily from a second quarter increase in the value of the firm’s investment in Iridium.

[1]	Source: Global M&A completed transaction volume for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Source: Thomson Financial as of July 9, 2010.

     Adverse changes in general economic conditions, commodity prices, credit and public equity markets, including a decline in the share price of Iridium, could negatively impact the amount of financial advisory and merchant banking revenue realized by the firm.
Results of Operations
Summary
     Our revenues of $83.5 million for the second quarter of 2010 compare with revenues of $54.1 million for the second quarter of 2009, which represents an increase of $29.4 million or 54%. During the second quarter of 2010 we benefited from an increase in both financial advisory revenue and the value of our investment in Iridium. On a year to date basis, revenues through June 30, 2010 were $132.4 million, compared to $115.9 for the comparable period in 2009, representing an increase of $16.5 million or 14%. The increase in our year to date 2010 revenues as compared to the same period in 2009 resulted primarily from an unrealized gain in Iridium offset by a decline in financial advisory revenues.
     Our second quarter 2010 net income available to common stockholders of $17.6 million and diluted earnings per share of $0.57 as compared to net income available to common stockholders of $10.3 million and $0.35 of diluted earnings per share, respectively, for the quarter ended June 30, 2009. For the six months ended June 30, 2010 we earned net income available to common stockholders of $18.1 million and diluted earnings per share of $0.59 as compared to net income available to common stockholders of $24.2 million and diluted earnings per share of $0.82, respectively for the same period in 2009.
     Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of investment gains (or losses) and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues By Source
     The following provides a breakdown of total revenues by source for the three month and six month periods ended June 30, 2010 and 2009, respectively:
Revenue by Principal Source of Revenue

	For the Three Months Ended
	June 30, 2010		June 30, 2009
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$61.9	74%	$45.5	84%
Merchant banking and other investment revenues	21.6	26%	8.6	16%

Total revenues	$83.5	100%	$54.1	100%

	For the Six Months Ended
	June 30, 2010		June 30, 2009
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$98.5	74%	$110.7	96%
Merchant banking and other investment revenues	33.9	26%	5.2	4%

Total revenues	$132.4	100%	$115.9	100%

Financial Advisory Revenues
     Financial advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions.

We earned $61.9 million in financial advisory revenues in the second quarter of 2010 compared to $45.5 million in the second quarter of 2009, which represents an increase of 36%. The increase in our financial advisory fees in the second quarter of 2010 as compared to the same period in 2009 reflected the completion of an assignment that was of particular significance in scale, as well as an increase in the volume of strategic advisory assignments and related retainer fees.
     For the six months ended June 30, 2010, advisory revenues were $98.5 million compared to $110.7 million for the comparable period in 2009, representing a decrease of 11%. The decrease in our advisory revenues for the six months ended June 30, 2010 as compared to the same period in the prior year reflected the completion of fewer large transactions offset by an increase in the volume of strategic advisory assignments and related retainer fees.
Financial advisory assignments completed in the second quarter of 2010 included:
•	the acquisition by AXA Private Equity of a portfolio of limited partnership interests in private equity funds from Bank of America;

•	the merger of Baker Hughes Incorporated with BJ Services Company;

•	the sale of Camelot Group plc and its affiliate, the operator of the UK National Lottery, to Ontario Teachers Pension Plan;

•	the sale of Medegen, Inc. to CareFusion Corporation;

•	the representation of secured creditors on the restructuring of Tishman Speyer Washington D.C. Real Estate Portfolio; and

•	the representation of Chilton on the financial restructuring and emergence from CCAA/Chapter 11 bankruptcy protection by Trident Resources Corporation.
Merchant Banking and Other Investment Revenues
     In connection with our plan to separate from the merchant banking business, in December 2009 we sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a non-controlling ownership interest in Greenhill Capital Partners II LLC (“GCP II LLC”) to GCP Capital, an entity not controlled by us. Under the terms of the separation agreement our affiliated entity, GCP II LLC, will manage and administer the merchant banking funds during a transition period, which is expected to end in December 2010. After the transition period GCP Capital will take over management of the merchant banking funds and we will no longer earn management fee revenue from the funds. During the transition period we will continue to record the revenues and expenses related to our management of the merchant banking funds in our consolidated results. However, during that period GCP Capital has a preferred economic interest in the first $10 million of profits of GCP II LLC and accordingly, the excess of management fee revenue over amounts incurred for compensation and other operating expenses that accrues to the benefit of GCP Capital is presented as noncontrolling interest. During the three and six months ended June 30, 2010 the allocable amounts earned by GCP II LLC were $1.3 million and $3.7 million, respectively, which fell within the amount of profit threshold that was fully allocable to GCP Capital and has been recorded as noncontrolling interest. Although we will no longer manage the merchant banking funds after the transition period, we will retain our existing investments in the merchant banking funds and will continue to act as the general partner of the existing funds. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

     Our merchant banking activities currently consist primarily of the management of and our investments in Greenhill’s merchant banking funds and our investment in Iridium. The following table sets forth additional information relating to our merchant banking and other investment revenues:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in millions, unaudited)
Management fees	$3.7	$4.5	$8.1	$9.0
Net realized and unrealized gains (losses) on investments in merchant banking funds	(1.0)	0.9	0.5	(6.3)
Net realized and unrealized merchant banking profit overrides	0.0	0.7	0.1	0.4
Net unrealized gain on investment in Iridium	18.9	3.1	24.9	2.6
Other realized and unrealized investment (loss) income	(0.1)	(0.8)	0.2	(0.8)
Interest income	0.1	0.2	0.1	0.3

Total merchant banking & other investment revenues	$21.6	$8.6	$33.9	$5.2

     The firm earned $21.6 million in merchant banking and other investment revenues in the second quarter of 2010 compared to $8.6 million in the second quarter of 2009. The increase in merchant banking and other investment revenues resulted from an unrealized gain of $18.9 million from the firm’s investment in Iridium. During the second quarter of 2010 management fees declined as compared to the same period in the prior year due to the expiration in June 2010 of the commitment period of Greenhill Capital Partners Fund II (“GCP II”). As a result of the termination of the commitment period in June 2010, we expect our annualized management fee revenue related to GCP II will decline from approximately $12.0 million to approximately $3.7 million. For the year ended December 31, 2010 we expect that we will recognize approximately $7.5 million of management fees related to GCP II. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
     For the six months ended June 30, 2010, the firm earned $33.9 million in merchant banking and other investment revenues compared to $5.2 million in the six months ended June 30, 2009. The increase in merchant banking and other investment revenues resulted primarily from an unrealized gain of $24.9 million on the firm’s investment in Iridium as well as an increase in the fair market value of our investment in the merchant banking funds as compared to a decline in the fair market value of the merchant banking portfolio in the same period in the prior year.
     During the second quarter of 2010, the merchant banking funds invested $1.7 million, 11% of which was firm capital. During the second quarter of 2009, the funds invested $0.2 million, 8% of which was firm capital. For the six months ended June 30, 2010, the merchant banking funds invested $58.6 million, 12% of which was firm capital. For the six months ended June 30, 2009, the funds invested $9.4 million, 12% of which was firm capital.
     In accordance with the terms of the separation agreement in respect of our merchant banking business, during the transition period the excess of management fee revenue over the amount paid for compensation and other operating expenses associated with the management of the funds accrues to the benefit of GCP Capital and is treated by the firm as a noncontrolling interest.
     We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. In addition, we recognize the consolidated earnings of the general partners of these funds in which we have a majority economic interest, offset by allocated expenses of the funds. To the extent we make other principal investments, such as Iridium, we will also recognize revenue based on the realized and unrealized gains (or losses) from such investments on a quarterly basis. We record our investments at estimated fair value. The value of our merchant banking fund investments in privately held companies is determined on a quarterly basis by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by our merchant banking funds as well as those held directly by us in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, due to the volatility in general economic conditions, stock markets and commodity prices we may record significant changes in the fair value of the investments from quarter to quarter. Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Revenue Recognition – Merchant Banking and Other Revenues”.
     As the general partner of our merchant banking funds, we are entitled to receive from the funds an override of the profits of the funds after certain performance hurdles are met; whether these hurdles can be met will depend on the underlying fair value of each portfolio company. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as ‘‘clawbacks’’). A significant portion of the overrides, if any, will be paid out as employee compensation to those employees who focus primarily on our merchant banking business. As of June 30, 2010, the net internal rate of return of each investment in GCP II, Greenhill Capital Partners Europe Fund (“GCP Europe”) and Greenhill SAV Partners Fund (“GSAVP”) was negative and we have not recognized profit overrides from these investments. Unless we have significant gains in the portfolio companies in each fund it is not likely in the near-term that we will exceed the profit threshold for each fund and recognize profit override revenue.
     We also recognize gains or losses from our investment in Iridium based on the fair market value of our investment as of the end of any period. For the six month period ended June 30, 2010, we recognized a gain of $24.9 million on our investment in Iridium. As of June 30, 2010, we owned 8,924,016 shares of Iridium common stock and 4,000,000 Iridium $11.50 warrants (NASDAQ: IRDMZ), or approximately 12% of the Iridium’s common stock on a fully diluted basis. Declines in the fair market value of Iridium may adversely affect the amount of merchant banking and other investment revenue recorded in any period.
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

     Our total operating expenses for the second quarter of 2010 were $53.3 million, which compares to $37.0 million of total operating expenses for the second quarter of 2009. This represents an increase in total operating expenses of $16.3 million, or 44%, and results from both an increase in compensation expense, which is described in more detail below, as well as an increase in non-compensation expenses primarily attributable to our acquisition in Australia, which was completed on April 1, 2010. Our pre-tax income margin was 36% in the second quarter of 2010 compared to 32% in the second quarter of 2009.
     For the six months ended June 30, 2010, total operating expenses were $99.0 million, compared to $76.4 million of total operating expenses for the same period in 2009. The increase of $22.6 million, or 30%, relates principally to both an increase in compensation expense, which is described in more detail below, and an increase in non-compensation expenses due to the Australian acquisition. The pre-tax income margin for the six months ended June 30, 2010 was 25% compared to 34% for the comparable period in 2009.
     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in millions, unaudited)
Employee compensation & benefits expense	$38.4	$25.2	$70.5	$53.7
% of revenues	46%	47%	53%	46%
Non-compensation expense	14.9	11.7	28.4	22.7
% of revenues	18%	22%	21%	20%
Total operating expense	53.3	37.0	99.0	76.4
% of revenues	64%	68%	75%	66%
Total income before tax	30.2	17.1	33.4	39.5
Pre-tax income margin	36%	32%	25%	34%
Compensation and Benefits Expenses
     Our employee compensation and benefits expenses in the second quarter of 2010 were $38.4 million, which reflects a 46% ratio of compensation to revenue. This amount compared to $25.2 million for the second quarter of 2009, which reflected a 47% ratio of compensation to revenue. The increase in compensation and benefits expense of $13.2 million, or 52%, principally results from the large recruitment of Managing Directors during the last twelve months and the addition of over 40 employees as part of our Australian acquisition.
     For the six months ended June 30, 2010, our employee compensation and benefits expenses were $70.5 million, compared to $53.7 million of compensation and benefits expenses for the same period in the prior year. The increase in compensation and benefits expense of $16.8 million, or 31%, principally results from the large recruitment of Managing Directors during the last twelve months and the Australian acquisition. On a year-to-date basis the ratio of compensation expense to revenues was 53% as compared to 46% for the same six month period in 2009. The increase in ratio of compensation to revenue for the six months ended June 30, 2010 as compared to the same period in the prior year principally results from additional compensation costs related to both the hiring of additional Managing Directors and the recently acquired Australian workforce without a commensurate increase in revenues. Depending on our advisory transaction activity and timing and the year-end market values of the firm’s investments, we may end the year with a somewhat higher compensation ratio than we have had historically. If that does occur, the firm’s objective will be to revert to a historic compensation ratio as soon as practical as advisory activity increases.

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
     Our non-compensation expenses were $14.9 million in the second quarter of 2010, compared to $11.7 million in the second quarter of 2009, representing an increase of $3.2 million or 27%. Non-compensation expenses for the second quarter of 2010 include operating costs from the Australian business, which we acquired April 1, 2010, of approximately $1.4 million and additional costs of $0.7 million for the amortization of acquired intangible assets associated with that acquisition. As compared to the second quarter of 2009, the remainder of the increase in costs resulted from higher travel, occupancy and other costs related to the increase in personnel and the addition of new offices, as well as increased interest expense due to higher average borrowings outstanding.
     For the first six months of 2010, our non-compensation expenses were $28.4 million, compared to $22.7 million for the same period in 2009, representing an increase of $5.7 million or 25%. The increase in non-compensation expenses is primarily attributable to transaction expenses related to our Australian acquisition, as well as increased operating costs relating to the acquired business. We also experienced greater travel, occupancy and other costs related to both the increase in personnel and the addition of new offices, as well as increased interest expense due to higher average borrowings outstanding.
     Non-compensation expenses as a percentage of revenues in the three months ended June 30, 2010 were 18% compared to 22% for the same period in the prior year. This decrease in non-compensation expenses as a percentage of revenue in the three months ended June 30, 2010 as compared to the same period in the prior year results from the increased costs referred to above spread over higher revenues in the second quarter of 2010 as compared to the same period in 2009.
     Non-compensation expenses as a percentage of revenues in the six months ended June 30, 2010 were 21% compared to 20% for the same period in the prior year. The increase in non-compensation expenses as a percentage of revenues in the six months ended June 30, 2010 compared to the same period in the prior year reflects the higher expenses referred to above spread over slightly higher revenues.
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
Provision for Income Taxes
     The provision for taxes in the second quarter of 2010 was $11.4 million, which reflects an effective tax rate on income allocated to common stockholders of 39%. This compares to a provision for taxes in the second quarter of 2009 of $6.8 million, which reflects an effective tax rate of 40% for the period.

The increase in the provision for income taxes in the second quarter of 2010 as compared to the same period in 2009 relates to higher pre-tax income. The effective tax rate remained relatively constant during each period.
     For the six months ended June 30, 2010, the provision for taxes was $11.7 million, which reflects an effective tax rate of 39%. This compares to a provision for taxes for the six months ended June 30, 2009 of $15.5 million, which also reflects an effective tax rate of 39% for the period. The decrease in the provision for taxes is primarily due to lower pre-tax income. The effective tax rate remained consistent during each period.
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
     Because a portion of the compensation we pay to our employees is distributed in annual bonus awards in February of each year, our net cash balance is typically at its lowest level during the first quarter and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions where collections may take longer due to court-ordered holdbacks and fees generated through our private equity and real estate capital advisory services, which are generally paid in installments over a period of three years. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2010, cash bonuses and accrued benefits of $30.5 million relating to 2009 compensation were paid to our employees. In addition, we paid approximately $6.2 million in early 2010 related to income taxes owed for the year ended December 31, 2009 and estimated tax payments for 2010.
     As a result of our exit from the business of managing the merchant banking funds, following a transition period, which we expect to end in December 2010, we will no longer earn management fee revenue or incur associated costs related to merchant banking business. For the years ended December 31, 2009, 2008 and 2007 we earned fees from the management of our merchant banking funds of $17.3 million, $19.2 million and $17.3 million, respectively.
     The amount of management fees that we will earn during the transition period in 2010 is expected to decline from prior years because the investment period for GCP II terminated in June 2010, resulting in a reduction in the amount of management fees payable by investors in GCP II. As a result of the termination of the commitment period in June 2010, we expect our annualized management fee revenue related to GCP II will decline from approximately $12.0 million to approximately $3.7 million. For the year ended December 31, 2010 we expect that we will recognize approximately $7.5 million of management fees related to GCP II. During the transition period GCP Capital has a preferred economic interest in the first $10 million of profits of GCP II LLC and accordingly, the excess of management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds that accrues to the benefit of GCP Capital will be distributed to it. Under the terms of the separation agreement compensation costs may be adjusted to ensure that management fee revenue from the existing funds exceeds all costs associated with the operation of such funds. Upon separation of the funds all management fee revenue derived from the existing funds will be paid directly to GCP Capital as the successor manager of the funds, and we will no longer bear the compensation costs and other associated costs of the funds.
     Although we will no longer manage the merchant banking funds after a transition period, we will retain our existing principal investments in the merchant banking funds as well as our investment in Iridium. We will also retain our allocation of profit override for investments made prior to 2010. However, unless the funds realize significant gains it is not likely that the earnings of any of the funds will exceed their profit thresholds and therefore, we currently do not expect to recognize any profit override revenue in future periods.
     At June 30, 2010 we had unfunded commitments to the existing merchant banking funds of approximately $31.0 million of which we expect up to $24.3 million will be drawn down in the next few years. We expect that approximately $1.5 million of the firm’s unfunded commitment to GCP II of $8.2 million may be drawn down for follow-on investments through June 2012, the termination date of extended commitment period, with the remaining commitment to be undrawn. Our unfunded commitments to GSAVP and GCP Europe were $4.0 million and $18.8 million as of June 30, 2010 and may be drawn on through September 2011 and December 2012, respectively. In connection with our separation from the merchant banking business we have agreed, subject to certain conditions, to commit up to $7.5 million to future funds managed by GCP Capital.
     As a result of our decision to separate from the merchant banking business we intend to focus entirely on our advisory business. Over the next five years we plan to liquidate our existing merchant banking and other principal investments, which had an estimated fair market value of $187.9 million as of June 30, 2010. While we will continue to fund the remaining commitments to the existing merchant banking funds, we have substantially reduced our commitments to successor funds and do not expect to make other fund commitments.
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
     Our investments in Iridium, which represents approximately 12% of Iridium’s common stock on a fully diluted basis, had a value of $99.9 million as of June 30, 2010. During the period June 30, 2010 through September 29, 2010, we are permitted to sell our investments in Iridium as part of a registered secondary offering if authorized by Iridium’s board of directors. As of September 29, 2010 all contractual restrictions on the sale of our investments in Iridium will lapse. Our ability to sell all or a portion of our investments in Iridium is subject to factors such as general economic, sector and stock market conditions which we cannot control. However, it is our intention to monetize our position in a disciplined manner over time dependent on market conditions.
     Since our initial public offering, we have used a portion of our cash reserves to repurchase shares of our common stock, pay dividends and make investments. In April 2010, our Board of Directors authorized the repurchase of up to $100 million of our common stock through the period ending December 31, 2011. We expect to fund our repurchase of shares as we realize proceeds from our investments and/or generate operating cash flow as transaction activity further rebounds. Our remaining commitments to our merchant banking funds may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of share repurchase opportunities, capital calls or distribution of investment proceeds.
     During the second quarter of 2010 the firm repurchased 42,000 shares of its common stock in open market purchases at an average price of $65.02. In July 2010 the firm repurchased an additional 139,550 shares of its common stock in open market purchases at an average price of $69.17. As of July 31, 2010 we had remaining authorization to repurchase up to $87.6 million. Additionally, during the six months ended June 30, 2010, the firm is deemed to have repurchased 283,629 shares of its common stock at an average price of $79.05 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. We expect to fund repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units.
     Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of the Company’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. If either or both of the performance targets are not achieved the contingent convertible preferred shares will be cancelled for the tranche such target was not achieved In addition to the equity consideration provided to the sellers, the selling shareholders and certain other non-founding partners were entitled to receive a post closing distribution of accrued profits prior to the acquisition date of approximately $6.9 million, of which approximately $2.8 million had not been distributed as of June 30, 2010. In connection with the acquisition we assumed Caliburn’s deferred compensation plan and acquired a corresponding amount of cash and mutual fund investments of approximately $11.3 million. The amount payable will be funded through the liquidation of the cash and mutual fund investments principally over the period 2010 to 2013.
     To provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes we have a $75.0 million revolving bank loan facility. Borrowings under the facility are secured by all management fees earned by our domestic merchant banking funds, any cash distributed in respect of their partnership interests in Greenhill Capital Partners I, GCP II and GSAVP, as applicable, and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. Interest on borrowings is based on the higher of Prime Rate or 4.00%. The maturity date of the facility is April 30, 2011. Effective December 31, 2010, the commitment amount will be reduced to $60.0 million. In conjunction with our exit from the management of the merchant banking business, we will significantly reduce our commitments to successor merchant banking funds, which will reduce our borrowing needs. At June 30, 2010, we had $55.4 million of borrowings outstanding on the loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and we must comply with certain financial and liquidity covenants. At June 30, 2010, the firm was compliant with all loan covenants.
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

Cash Flows
     In the first six months of 2010, our cash and cash equivalents decreased by $36.9 million from December 31, 2009. We used $1.4 million in operating activities as we used $34.7 million generated from net income (after giving effect to the non-cash items) to fund a net decrease in working capital of $36.1 million (principally from the payments of year-end bonuses and taxes). We used $7.1 million in investing activities, including $11.7 million in new investments in our merchant banking funds and other investments and $1.2 million for the build-out of new office space, partially offset by distributions from investments of $5.9 million. We used $28.0 million for financing activities, including $22.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $2.7 million in open market repurchases of our common stock, and $27.7 million for the payment of dividends, partially offset by $18.3 million of net borrowing from our revolving loan facility and $7.5 million of net tax benefits from the delivery of restricted stock units.
     In the first six months of 2009, our cash and cash equivalents decreased by $7.8 million from December 31, 2008. We generated $20.0 million in operating activities as we used $47.5 million from net income (after giving effect to the non-cash items) to fund a net decrease in working capital of $27.5 million (principally from the payments of year-end bonuses and taxes). We used $2.0 million in investing activities, including $8.2 million in new investments in our merchant banking funds and other investments and $1.7 million for the build-out of new office space, partially offset by distributions from investments of $7.9 million. We used $27.5 million for financing activities, including $7.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $27.7 million for the payment of dividends, partially offset by $6.9 million of net borrowing from our revolving loan facility.
Market Risk
     We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe, and other merchant banking funds, Iridium and other investments.
     We maintain our cash and cash equivalents with financial institutions with high credit ratings. We may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and in institutions in which deposits are not insured. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short-term cash investments are primarily denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling and euros, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. To the extent that the cash balances in local currency exceed our short-term obligations, we may hedge our foreign currency exposure.
     With regard to our principal investments, we face exposure to changes in the estimated fair value of the companies in which we invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at June 30, 2010, the market prices of all public securities, including Iridium, were 10%

lower, the impact on our operations would be a decrease in revenues of $10.5 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees of the funds manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.
     In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling, Canadian and Australian dollar (in which collectively 21% of our revenues for the six months ended June 30, 2010 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. Because of the strengthening in value of the dollar on a weighted average basis, relative to the pound sterling and euro during the first six months of 2010 as compared to the same period in 2009, our earnings in the first six months of 2010 were slightly lower than they would have been in the same period in the prior year, had the value of the dollar relative to those other currencies remained constant. However, we do not believe we face any material risk in this respect.
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
Noncontrolling Interests
     The firm records the noncontrolling interests of other condensed consolidated entities as equity in the condensed consolidated statements of financial condition. Additionally, the condensed consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders.
     The portion of the consolidated interests in the general partners of our merchant banking funds, which are held directly by employees of the firm, are presented as noncontrolling interests in equity.

Additionally, the portion of the consolidated interests in GCP II LLC, which accrues to the benefit of GCP Capital, an entity not controlled by the firm, is presented as noncontrolling interest in equity.
Revenue Recognition
  Financial Advisory Fees
     We recognize financial advisory fee revenue for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The firm recognizes fund placement capital advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as financial advisory fee revenue over the period in which the related service is rendered.
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
     When certain financial returns are achieved over the life of the fund, we recognize merchant banking profit overrides. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the guidance for accounting for formula-based fees, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2010, we believe it is more likely than not that the amount of profit overrides recognized as revenue will be realized and accordingly, we have not reserved for any clawback obligations under applicable fund agreements.
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
Goodwill
     Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. The firm tests its goodwill for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating unit is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
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
     The firm follows the guidelines, pursuant to FASB ASC Topic 740-10, in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance as prescribed by FASB ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. Management applies the ‘‘more-likely-than-not criteria’’ included in FASB ASC Topic 740-10 when determining tax benefits.
Cash and Cash Equivalents
     The firm holds its cash on deposit with financial institutions. The firm considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At June 30, 2010 and December 31, 2009, the carrying value of the firm’s cash equivalents approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Share repurchases in the second quarter of 2010:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	under the Plans
Period	Repurchased[1]	Paid Per Share	or Programs	or Programs[2]
April 1 – April 30	—	$—	—	$100,000,000
May 1 – May 31	—	—	—	—
June 1 – June 30	42,000	65.02	42,000	97,269,244

[1]	Excludes 27,969 shares the firm is deemed to have repurchased during the three months ended June 30, 2010 at $84.21 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

[2]	Effective April 22, 2010, the Board of Directors authorized the repurchase of up to $100,000,000 of its common stock through December 31, 2011.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Other Information
     None.

Item 5. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2007).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on May 5, 2004).

3.3	Certificate of Designations, Preferences and Rights of Series A-1 Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).

3.4	Certificate of Designations, Preferences and Rights of Series A-2 Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

Exhibit
Number	Description
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit
Number	Description
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.21	Form of Greenhill & Co., Inc.Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.22	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).

10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).

10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).

10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.28	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit
Number	Description
10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.34	Form of First Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.39	Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.40	Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.41	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit
Number	Description
10.42	Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.43	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2008).

10.44	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.45	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.46	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.47	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (non-MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.48	Lease between 300 Park Avenue, Inc. and Greenhill & Co., Inc. dated June 17, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 22, 2009).

10.49	Memorandum of Agreement dated as of October 28, 2009 among Registrant, Robert H. Niehaus and V. Frank Pottow (incorporated by reference to Registrant’s report on Form 8-K filed on October 29, 2009).

10.50	Transaction Agreement dated as of December 22, 2009 among Registrant, certain of its subsidiaries, Robert H. Niehaus and V. Frank Pottow (incorporated by reference to Registrant’s report on Form 8-K filed on December 22, 2009).

10.51	Share Sale Agreement dated March 16, 2010 among Greenhill & Co., Inc., Caergwrle Investments Pty Ltd, Mordant Investments Pty Ltd, Baliac Pty Ltd, Peter Hunt, Simon Mordant and Ron Malek (incorporated by reference as Exhibit 2.1 to Registrants’s Current Report on Form 8-K filed on April 1, 2010).

10.52	Form of Seventh Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)

10.53	Form of Security Agreement (LLC Distribution) by and between Greenhill & Co., Inc. and First Republic Bank. (incorporated by reference to Exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010
GREENHILL & CO., INC.
	By:	/s/ SCOTT L. BOK
		Name:	Scott L. Bok
		Title:	Chief Executive Officer

	By:	/s/ RICHARD J. LIEB
		Name:	Richard J. Lieb
		Title:	Chief Financial Officer

S-1