Form 10-Q
period 2010-09-30
GREENHILL & CO INC
filed 2010-10-28
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2010, 29,333,491 shares of the Registrant’s common stock were outstanding.

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
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	September 30,
	2010	December 31,
	(unaudited)	2009
Assets
Cash and cash equivalents ($4.1 million and $0.6 million restricted from use at September 30, 2010 and December 31, 2009, respectively)	$56,766,463	$74,473,459
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.0 million as of September 30, 2010 and December 31, 2009, respectively	48,527,819	26,021,124
Other receivables	3,869,231	4,980,749
Property and equipment, net	14,188,797	12,794,680
Investments in affiliated merchant banking funds	77,478,311	71,844,438
Other investments	94,151,546	78,516,718
Due from affiliates	298,026	233,617
Goodwill	154,075,042	18,721,430
Deferred tax asset	51,133,864	40,101,916
Other assets	8,344,783	701,352

Total assets	$508,833,882	$328,389,483

Liabilities and Equity
Compensation payable	$17,484,663	$31,855,992
Accounts payable and accrued expenses	22,939,080	7,295,857
Bank loan payable	62,525,000	37,150,000
Deferred tax liability	23,684,587	18,141,138
Due to affiliates	—	393,288

Total liabilities	126,633,330	94,836,275

Common stock, par value $0.01 per share; 100,000,000 shares authorized, 35,103,905 and 33,254,271 shares issued as of September 30, 2010 and December 31, 2009, respectively; 29,332,837 and 27,977,623 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	351,039	332,543
Contingent convertible preferred stock, par value $0.01 per share; 20,000,000 shares authorized, 1,099,877 shares issued and outstanding as of September 30, 2010	46,950,226	—
Restricted stock units	88,424,569	81,219,868
Additional paid-in capital	370,782,069	237,716,672
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2010 and December 31, 2009; 110,191 and 132,955 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	6,578,403	7,937,414
Retained earnings	197,271,526	206,974,630
Accumulated other comprehensive income (loss)	(2,471,339)	(8,737,728)
Treasury stock, at cost, par value $0.01 per share; 5,771,068 and 5,276,648 shares as of September 30, 2010 and December 31, 2009, respectively	(330,246,231)	(293,391,405)

Stockholders’ equity	377,640,262	232,051,994
Noncontrolling interests	4,560,290	1,501,214

Total equity	382,200,552	233,553,208

Total liabilities and equity	$508,833,882	$328,389,483

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Financial advisory fees	$97,004,262	$42,372,024	$195,523,025	$153,028,318
Merchant banking and other investment revenues	(13,065,904)	73,891,141	20,671,497	78,845,984
Interest income	111,891	19,366	240,258	335,644

Total revenues	84,050,249	116,282,531	216,434,780	232,209,946
Expenses
Employee compensation and benefits	44,187,076	53,160,789	114,710,433	106,816,575
Occupancy and equipment rental	4,389,557	2,749,011	11,219,748	8,321,841
Depreciation and amortization	1,708,195	906,538	4,123,991	3,338,119
Information services	1,993,469	1,635,444	5,166,950	4,381,438
Professional fees	1,633,245	1,688,432	5,865,781	4,672,684
Travel related expenses	2,597,777	1,726,584	7,724,301	5,622,752
Interest expense	636,686	291,300	1,749,068	986,904
Other operating expenses	2,994,547	2,761,412	8,546,205	7,163,447

Total expenses	60,140,552	64,919,510	159,106,477	141,303,760
Income before taxes	23,909,697	51,363,021	57,328,303	90,906,186
Provision for taxes	8,695,516	21,253,312	20,374,614	36,784,688

Consolidated net income	15,214,181	30,109,709	36,953,689	54,121,498
Less: Net income (loss) allocated to noncontrolling interests	744,332	65,490	4,421,914	(113,644)

Net income allocated to common stockholders	$14,469,849	$30,044,219	$32,531,775	$54,235,142

Average shares outstanding:
Basic	30,754,685	29,662,743	30,546,017	29,589,471
Diluted	30,800,556	29,788,164	30,609,821	29,673,149
Earnings per share:
Basic	$0.47	$1.01	$1.07	$1.83
Diluted	$0.47	$1.01	$1.06	$1.83
Dividends declared and paid per share	$0.45	$0.45	$1.35	$1.35
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Consolidated net income	$15,214,181	$30,109,709	$36,953,689	$54,121,498
Currency translation adjustment, net of tax	20,958,339	1,084,997	6,266,389	8,015,833

Comprehensive income	36,172,520	31,194,706	43,220,078	62,137,331
Less: Net income (loss) allocated to noncontrolling interests	744,332	65,490	4,421,914	(113,644)

Comprehensive income allocated to common stockholders	$35,428,188	$31,129,216	$38,798,164	$62,250,975

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity

	Nine Months Ended
	September 30,	Year Ended
	2010	December 31,
	(unaudited)	2009
Common stock, par value $0.01 per share
Common stock, beginning of the year	$332,543	$328,304
Common stock issued	18,496	4,239

Common stock, end of the period	351,039	332,543

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	—	—
Contingent convertible preferred stock issued	46,950,226	—

Contingent convertible preferred stock, end of the period	46,950,226	—

Restricted stock units
Restricted stock units, beginning of the year	81,219,868	59,525,357
Restricted stock units recognized	41,221,102	40,526,780
Restricted stock units delivered	(34,016,401)	(18,832,269)

Restricted stock units, end of the period	88,424,569	81,219,868

Additional paid-in capital
Additional paid-in capital, beginning of the year	237,716,672	213,365,812
Common stock issued	124,745,952	23,603,749
Tax benefit from the delivery of restricted stock units	8,319,445	747,111

Additional paid-in capital, end of the period	370,782,069	237,716,672

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	7,937,414	12,442,555
Exchangeable shares of subsidiary delivered	(1,359,011)	(4,505,141)

Exchangeable shares of subsidiary, end of the period	6,578,403	7,937,414

Retained earnings
Retained earnings, beginning of the year	206,974,630	189,357,441
Dividends	(42,234,879)	(53,622,825)
Net income allocated to common stockholders	32,531,775	71,240,014

Retained earnings, end of the period	197,271,526	206,974,630

Accumulated other comprehensive loss
Accumulated other comprehensive loss, beginning of the year	(8,737,728)	(17,408,714)
Currency translation adjustment, net of tax	6,266,389	8,670,986

Accumulated other comprehensive loss, end of the period	(2,471,339)	(8,737,728)

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(293,391,405)	(259,361,550)
Repurchased	(36,854,826)	(9,645,599)
Sale of certain merchant banking assets	—	(24,384,256)

Treasury stock, end of the period	(330,246,231)	(293,391,405)

Total stockholders’ equity	377,640,262	232,051,994

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,501,214	1,817,595
Net income (loss) allocated to noncontrolling interests	4,421,914	(82,451)
Contributions from noncontrolling interests	151,387	34,406
Distributions to noncontrolling interests	(1,514,225)	(268,336)

Noncontrolling interests, end of period	4,560,290	1,501,214

Total equity	$382,200,552	$233,553,208

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Consolidated net income	$36,953,689	$54,121,498
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	4,123,991	3,338,119
Net investment (gains) losses	(9,164,756)	(65,692,917)
Restricted stock units recognized and common stock issued	41,376,736	31,015,885
Deferred taxes	1,476,660	(3,866,037)
Recognition of the deferred gain from the sale of certain merchant banking assets	(824,797)	—
Changes in operating assets and liabilities:
Financial advisory fees receivable	(20,359,512)	7,731,498
Due from affiliates	(457,697)	241,409
Other receivables and assets	2,708,279	463,564
Compensation payable	(22,875,687)	8,374,203
Accounts payable and accrued expenses	328,578	(1,384,990)
Taxes payable	8,246,671	5,256,430

Net cash provided by operating activities	41,532,155	39,598,662

Investing activities:
Purchases of merchant banking investments	(11,536,627)	(6,070,014)
Purchases of investments	(208,026)	(525,000)
Caliburn acquisition, net of cash received	(3,029,527)	—
Distributions from investments	7,138,275	5,505,613
Purchases of property and equipment	(3,836,779)	(2,832,234)

Net cash used in investing activities	(11,472,684)	(3,921,635)

Financing activities:
Proceeds of revolving bank loan	84,875,000	85,875,000
Repayment of revolving bank loan	(59,500,000)	(78,775,000)
Contributions from noncontrolling interests	151,387	18,000
Distributions to noncontrolling interests	(1,514,225)	(124,699)
Dividends paid	(42,234,879)	(41,661,187)
Purchase of treasury stock	(36,854,826)	(8,888,939)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	8,319,445	1,542,541

Net cash used in financing activities	(46,758,098)	(42,014,284)
Effect of exchange rate changes on cash and cash equivalents	(1,008,369)	2,070,052

Net decrease in cash and cash equivalents	(17,706,996)	(4,267,205)
Cash and cash equivalents, beginning of period	74,473,459	62,848,655

Cash and cash equivalents, end of period	$56,766,463	$58,581,450

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,832,767	$948,103
Cash paid for taxes, net of refunds	$3,071,595	$35,368,762
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
     On April 1, 2010, Greenhill acquired all the outstanding capital stock of Caliburn Partnership Pty Limited (“Caliburn”, which was renamed Greenhill Caliburn Pty Limited, “Greenhill Caliburn”), an Australian-based independent financial advisory firm. The Company, through Greenhill Caliburn, a wholly-owned Australian subsidiary of GHA, engages in investment banking activities in Australia and New Zealand. See “Note 3 – Acquisition”. Greenhill Caliburn is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
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
     The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.6 million and $1.2 million for the three months ended September 30, 2010 and 2009 and $3.6 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.
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
     When certain financial returns are achieved over the life of the fund, the Company recognizes merchant banking profit overrides. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2010, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 4 — Investments – Affiliated Merchant Banking Investments” for further discussion of the merchant banking revenues recognized.
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
Financial Advisory Fees Receivables
     Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $0.2 million for the nine months ended September 30, 2010 and released previously recorded bad debt expense of $0.3 million during the nine months ended September 30, 2009.
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
     Effective on January 1, 2009, the Company adopted the accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. Under that guidance, the Company evaluated whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating EPS. Additionally, the two-class method requires unvested share-based payment awards that have non-

forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. The adoption of this pronouncement did not have a material effect in calculating earnings per share.
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
     Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statement of changes in equity.
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

Cash and Cash Equivalents
     The Company held cash on deposit with financial institutions of $36.6 million and $31.8 million as of September 30, 2010 and December 31, 2009, respectively. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At September 30, 2010 and December 31, 2009, the carrying value of the Company’s cash equivalents amounted to $20.2 million and $42.7 million, respectively, which approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits. At September 30, 2010 and December 31, 2009, cash on deposit of $4.1 million and $0.6 million, respectively, were held by certain financial institutions as compensating balances for outstanding letters of credit. No amounts had been drawn under any of the letters of credit at September 30, 2010 and December 31, 2009, respectively.
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
Note 3 — Acquisition
     On April 1, 2010, pursuant to the Share Sale Agreement, the Company acquired 100% ownership of Caliburn from its founding partners (the “Acquisition”) in exchange for (i) 1,099,874 shares of Greenhill common stock, with an Acquisition date fair value of $90.2 million and (ii) 1,099,877 shares of contingent convertible preferred stock (“Performance Stock”) that pays no dividend and, if certain revenue levels are achieved on the third or fifth anniversary of the Acquisition, will convert into additional shares of Greenhill common stock. If those revenue levels are not achieved, the Performance Stock will be cancelled for each such period as of the third and fifth anniversaries of closing, respectively. The fair value of the Performance Stock on the Acquisition date was $47.0 million and has been recorded as a component of equity in accordance with ASC 805.
     The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Caliburn have been included in the condensed consolidated statement of income from the date of acquisition. The total purchase price of AUS $149.6 million ($137.2 million) has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2010, the date of the acquisition, as follows (USD in thousands, unaudited):

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

     The fair value of the identifiable intangible assets acquired, which consist of the trade name, the backlog of investment banking client assignments that existed at the time of the closing, and customer relationships, is based, in part, on a valuation using an income approach, market approach or cost approach, as appropriate, and has been included in other assets on the condensed consolidated statement of financial condition. The estimated fair value ascribed to the identifiable intangible assets will be amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between 2 to 3 years. For the three months and nine months ended September 30, 2010, the Company recorded $0.7 million and $1.5 million, respectively, of amortization expense in respect of these assets. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill.
     In addition to the equity consideration provided to the sellers, under the terms of the Share Sale Agreement, the selling shareholders and certain other non-founding partners received post closing distributions of accrued profits prior to the acquisition date of approximately AUS $7.6 million ($6.9 million).
     In connection with the Acquisition the Company assumed Caliburn’s deferred compensation plan and acquired a corresponding amount of investments of approximately AUS $12.3 million ($11.3 million). Under this plan a portion of certain employees’ compensation was deferred and invested in cash or, at the election of each respective employee, in certain mutual fund investments. The cash and mutual fund investments will be distributed to those employees of Greenhill Caliburn, who were employed on the date of acquisition, over the period 2010 to 2016. As of September 30, 2010 distributions of AUS $4.0 million ($3.5 million) were made from the mutual fund investments since the date of the acquisition in accordance with the terms of the plan. Both the invested assets and the deferred compensation liability relating to this plan have been recorded on the consolidated statement of financial condition as components of other investments and compensation payable, respectively. Subsequent to the Acquisition the Company has discontinued future participation in the plan. See “Note 4 – Investments – Other Investments”.
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
     Set forth below are the Company’s summary unaudited pro forma results of operations for the three and nine months ended September 30, 2010 and 2009. The unaudited pro forma results of operations for the nine months ended September 30, 2010 include the historical results of the Company and give effect to the Acquisition if it had occurred on January 1, 2010. The unaudited results of operations for the three and nine months ended September 30, 2009 include the historical results of the Company and give effect to the Acquisition if it had occurred on January 1, 2009. See “Note 7 – Equity” and “Note 8 – Earnings per Share”.
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

	For the Three Months Ended
	September 30,
	2010	2009
	(in millions, unaudited)
	(actual)	(pro forma)
Revenues	$84.1	$127.1
Income before taxes	23.9	54.5
Net income allocated to common stockholders	14.5	33.9

Diluted earnings per share	$0.47	$1.10

	For the Nine Months Ended
	September 30,
	2010	2009
	(in millions, unaudited)
	(pro forma)
Revenues	$220.8	$254.6
Income before taxes	57.4	96.5
Net income allocated to common stockholders	32.6	58.2

Diluted earnings per share	$1.06	$1.89
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
Note 4 — Investments
Affiliated Merchant Banking Investments
     In connection with its plan to separate from the merchant banking business, in December 2009 the Company sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a 24% ownership interest in GCPII LLC, to GCP Capital, an entity not controlled by the Company. The Company retained a 76% interest in GCPII LLC. Under the terms of the separation agreement, the general partners of our U.S. merchant banking funds delegated to GCPII LLC their obligation to manage and administer the merchant banking funds during a transition period, which is expected to end in December 2010.
     As a result of this transaction, GCPII LLC remained a controlled and consolidated subsidiary of the Company; however, effective in 2010 GCP Capital has a direct non-controlling ownership interest with a preferred economic interest in the first $10 million of profits of GCPII LLC. During the transition period, the excess of GCPII LLC’s management fee revenue over amounts incurred for compensation and other operating expenses, which accrues to the benefit of GCP Capital, is presented as noncontrolling interest. During the three and nine months ended September 30, 2010 the allocable amounts earned by GCPII LLC were $0.7 million and $4.4 million, respectively, which fell within the amount of profit threshold that was fully allocable to GCP Capital and has been recorded as noncontrolling interest.

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
     As consideration for the sale of the merchant banking business, the Company received 289,050 shares of its common stock with a value of $24.4 million. The Company recognized a gain of $21.8 million in 2009 and deferred $2.6 million of gain on the sale related to non-compete and trademark licensing agreements, which will be amortized over the period 2010 to 2014. During the three and nine months ended September 30, 2010 deferred gains of $0.3 million and $0.8 million, respectively, were recognized.
     The Company’s merchant banking and other investment revenues, by source, are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, unaudited)
Management fees	$2,618	$4,199	$10,682	$13,153
Net realized and unrealized gains (losses) on investments in merchant banking funds	1,155	4,477	1,676	(1,756)
Net realized and unrealized merchant banking profit overrides	(6)	(700)	84	(300)
Net unrealized gain (loss) on investment in Iridium	(17,223)	66,454	7,679	69,060
Other realized and unrealized investment income (loss)	390	(539)	550	(1,311)

Total merchant banking and other investment revenues	$(13,066)	$73,891	$20,671	$78,846

     The carrying value of the Company’s investments in affiliated merchant banking funds is as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Investment in GCP I	$2,703	$3,147
Investment in GCP II	54,371	51,189
Investment in GSAVP	3,838	3,867
Investment in GCPE	16,566	13,641

Total investments in affiliated merchant banking funds	$77,478	$71,844

     At September 30, 2010 and December 31, 2009, the investment in GCP I included $0.2 million and $0.3 million, respectively, related to the noncontrolling interests in the managing general partner of GCP I held directly by various employees of the Company. At both September 30, 2010 and December 31, 2009, the investment in GCP II included $1.2 million related to the noncontrolling interests in the general partner of GCP II held directly by various employees of the Company. Additionally, at September 30, 2010, GCP Capital’s undistributed noncontrolling interest was $3.0 million.
     Approximately $0.2 million of the Company’s compensation payable related to profit overrides for unrealized gains of the Greenhill Funds at both September 30, 2010 and December 31, 2009. This amount may increase or decrease depending on the change in the fair value of the Greenhill Funds’ portfolio, and is payable, subject to clawback, at the time the funds realize cash proceeds.
     At September 30, 2010, the Company had unfunded commitments of $31.9 million to certain of the Greenhill Funds, which included unfunded commitments to GCP II of $8.2 million, which may be drawn down for follow-on investments through June 2012. However, it is not expected that this commitment will be drawn down in full. The Company has unfunded commitments to GSAVP of $4.0 million which may be drawn through September 2011, and unfunded commitments to GCP Europe of $19.7 million (or £12.5 million) which may be drawn through December 2012.
     Summarized financial information for the combined GCP I funds, in their entirety, is as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Cash	$3,879	$6,047
Portfolio investments	14,256	15,756
Total assets	18,135	21,803
Total liabilities	2,053	151
Partners’ capital	16,082	21,652

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, unaudited)
Net realized and unrealized gains on investments	$479	$323	$110	$4,868
Investment income	2	1	4	22
Expenses	(34)	(103)	(212)	(431)

Net income (loss)	$447	$221	$(98)	$4,459

     Summarized financial information for the combined GCP II funds, in their entirety, is as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Cash	$64,908	$25,762
Portfolio investments	456,341	506,773
Total assets	521,314	532,864
Total liabilities	644	46,943
Partners’ capital	520,670	485,921

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments	$16,381	$44,251	$29,696	$(19,405)
Investment income	404	688	6,626	5,262
Expenses	(1,002)	(3,076)	(6,961)	(7,389)

Net income (loss)	$15,783	$41,863	$29,361	$(21,532)

Other Investments
     The Company has other principal investments including investments in Iridium, other merchant banking funds and other investments. The Company’s other investments are as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
	(in thousands,	(in thousands,
	unaudited)	audited)
Iridium Common Stock (formerly GHLAC Common Stock)	$76,211	$68,077
Iridium $11.50 Warrants	7,440	8,015
Barrow Street Capital III, LLC	2,357	2,425
Deferred compensation plan investments	8,143	—

Total other investments	$94,151	$78,517

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
     At September 30, 2010 and December 31, 2009, the Company owned 8,924,016 shares of Iridium Common Stock and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”) (NASDAQ : IRDMZ) and the Company’s fully diluted ownership in Iridium was approximately 12%. Both the Iridium Common Stock and the Iridium $11.50 Warrants were restricted from sale until March 29, 2010. During the period March 30, 2010 through September 29, 2010, the Company was permitted to sell its investment in Iridium as part of a registered secondary offering if authorized by Iridium’s board of directors. As of September 29, 2010, all contractual restrictions on the sale of the Company’s investments in Iridium lapsed.

     At September 30, 2010 the Company’s investment in Iridium Common Stock was valued at quoted market price. At September 30, 2009 and at December 31, 2009, the carrying value of the investments in Iridium Common Stock was valued at its closing market price discounted for legal and contractual restrictions on the sale of securities held by the Company. Prior to the acquisition of Iridium, the Company’s interest in GHLAC Common Stock was accounted for under the equity method as the Company maintained and exercised significant influence over the entity as defined by ASC 323. Upon closing of the acquisition of Iridium by GHLAC, the Company relinquished certain GHLAC board and management positions to Iridium. As such, the Company is no longer deemed to maintain or exercise significant influence over GHLAC and therefore changed its method of accounting for its investment in GHLAC from the equity method to fair value as trading securities under ASC 320.
     Since the closing of the acquisition of Iridium, an active trading market has not existed for the Iridium $11.50 Warrants and accordingly at September 30, 2010 and September 30, 2009, the Company used an internally developed model to value such warrants which takes into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (1) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (2) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligations and various equity volatility measures, including historical volatility of broad market indices.
     At September 30, 2009, the Company determined the value of the Iridium 5% Convertible Note based upon Iridium’s financial position, liquidity, operating results and the terms of the note and other qualitative and quantitative factors.
     The Company committed $5.0 million to Barrow Street Capital III, LLC (“Barrow Street III”), a real estate investment fund, of which $0.3 million remains unfunded at September 30, 2010. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.
     The deferred compensation plan investments are related to Greenhill Caliburn’s legacy deferred compensation plan acquired in the Acquisition. The amounts are invested in both cash and equity mutual fund investments managed by a third party and will be distributed to the participants during the period 2010 to 2016. Subsequent to the Acquisition the Company has discontinued future participation in this deferred compensation plan. See “Note 3 – Acquisition”.
Fair Value Hierarchy
     The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Assets Measured at Fair Value on a Recurring Basis as of September 30, 2010

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as
	for	Observable	Unobservable	of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$76,211	$—	$—	$76,211
Iridium $11.50 Warrants	—	—	7,440	7,440
Deferred compensation plan investments	—	8,143	—	8,143

Total investments	$76,211	$8,143	$7,440	$91,794

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as
	for	Observable	Unobservable	of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands, unaudited)
Assets
Iridium Common Stock	$—	$68,077	$—	$68,077
Iridium $11.50 Warrants	—	—	8,015	8,015

Total investments	$—	$68,077	$8,015	$76,092

     At December 31, 2009, the Company valued the Iridium Common Stock at its quoted market price, discounted for legal and contractual restrictions on sale, and accordingly it was recorded as level 2 investments. Effective March 31, 2010 and for subsequent periods the Company recorded its investment in Iridium without a market discount and accordingly, recorded such investment as a level 1 investment.
     The value of the deferred compensation plan investments assumed in the Acquisition consists of both cash and equity mutual fund investments, which have been recorded at net asset value, and has been recorded as a level 2 investment.
Level 1 Gains and Losses
     The following table sets forth a summary of changes in the fair value of the Company’s level 1 investments for the three months ended September 30, 2010.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	July 1,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 1	September 30, 2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$89,597	$—	$(13,386)	$—	$—	$76,211

Total investments	$89,597	$—	$(13,386)	$—	$—	$76,211

     The following table sets forth a summary of changes in the fair value of the Company’s level 1 investments for the nine months ended September 30, 2010.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	January 1,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 1	September 30, 2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$—	$—	$3,837	$—	$72,374	$76,211

Total investments	$—	$—	$3,837	$—	$72,374	$76,211

Level 2 Gains and Losses
     The following table sets forth a summary of changes in the fair value of the Company’s level 2 investments for the three months ended September 30, 2010.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	July 1,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 2	September 30, 2010
	(in thousands, unaudited)
Assets
Deferred compensation plan investments	$—	$—	$—	$8,143	$—	$8,143

Total investments	$—	$—	$—	$8,143	$—	$8,143

     The following table sets forth a summary of changes in the fair value of the Company’s level 2 investments for the nine months ended September 30, 2010.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	January 1,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 2	September 30, 2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$68,077	$—	$4,297	$—	$(72,374)	$—
Deferred compensation plan investments	—	—	—	8,143	—	8,143

Total investments	$68,077	$—	$4,297	$8,143	$(72,374)	$8,143

Level 3 Gains and Losses
     The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three and nine months ended September 30, 2010, respectively.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	July 1,	Gains	Gains or	and	in and/or	Balance
	2010	or (Losses)	(Losses)	Issuances, net	out of Level 3	September 30, 2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$10,280	$—	$(2,840)	$—	$—	$7,440

Total investments	$10,280	$—	$(2,840)	$—	$—	$7,440

				Purchases,
				Sales, Other	Net
	Beginning	Realized	Unrealized	Settlements	Transfers	Ending
	Balance	Gains	Gains or	and	in and/or	Balance
	January 1, 2010	or (Losses)	(Losses)	Issuances, net	out of Level 3	September 30, 2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$8,015	$—	$(575)	$—	$—	$7,440

Total investments	$8,015	$—	$(575)	$—	$—	$7,440

     The following tables set forth a summary of changes in the fair value of the Company’s level 3 investments for the three and nine months ended September 30, 2009, respectively.

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	July 1,	Gains	Gains or	and	in and/or	Balance
	2009	or (Losses)	(Losses)	Issuances, net	out of Level 3	September 30, 2009
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$—	$—	$—	$11,135	$—	$11,135
Iridium 5% Convertible Note	22,900	—	(2,471)	—	—	20,429
GHLAC Warrants	13,749	—	—	(13,749)	—	—

Total investments	$36,649	$—	$(2,471)	$(2,614)	$—	$31,564

				Purchases,
	Beginning			Sales, Other	Net
	Balance	Realized	Unrealized	Settlements	Transfers	Ending
	January 1,	Gains	Gains or	and	in and/or	Balance
	2009	or (Losses)	(Losses)	Issuances, net	out of Level 3	September 30, 2009
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$—	$—	$—	$11,135	$—	$11,135
Iridium 5% Convertible Note	22,900	—	(2,471)	—	—	20,429
GHLAC Warrants	8,295	—	5,454	(13,749)	—	—

Total investments	$31,195	$—	$2,983	$(2,614)	$—	$31,564

Note 5 — Related Parties
     At September 30, 2010, the Company had receivables of $0.3 million due from the Greenhill Funds relating to expense reimbursements, which are included in due from affiliates. At December 31, 2009, the Company had receivables of $0.2 million and payables of $0.4 million due to the Greenhill Funds relating to accrued management fees and expense reimbursements, which are included in due to affiliates. See “Note 1 — Organization”.
     Included in accounts payable and accrued expenses are $0.3 million at September 30, 2010 and December 31, 2009, respectively, of interest payable on the undistributed earnings to the U.K. members of GCI. See “Note 1 — Organization”.
     Under the terms of the Share Sale Agreement the selling shareholder and certain non-founding partners of Caliburn were paid post closing distributions of accrued profits prior to the acquisition date of approximately AUS $7.6 million ($6.9 million). See “Note 3 — Acquisition”.
     In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease to GCP Capital office space for a period of three to five years beginning in January 2011. The Company did not recognize any revenue related to the sublease during the nine months ended September 30, 2010. See “Note 4 — Investments — Affiliated Merchant Banking Investments”.

Note 6 — Revolving Bank Loan Facility
     At September 30, 2010, the Company had a $75.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs, facilitate the funding of investments, and for other general corporate purposes. The revolving loan facility is secured by all management fees earned by GCPLLC, GCPII LLC and GVP, any cash distributed in respect of its partnership interests in GCP I and GCP II or GSAVP, as applicable, and cash distributions from G&Co, and is subject to a borrowing base limitation. The maturity date of the facility is April 30, 2011. Effective December 31, 2010 the commitment amount will be reduced to $60.0 million. Interest on borrowings are based on the higher of Prime Rate or 4.0% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $57.2 million and $31.8 million for the nine months ended September 30, 2010 and 2009, respectively. The weighted average interest rates were 4.0% for both periods ended September 30, 2010 and 2009. At September 30, 2010, the Company was compliant with all loan covenants.
Note 7 — Equity
     In connection with the acquisition of Caliburn on April 1, 2010 the Company issued 1,099,874 shares of its common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of the Company’s common stock if certain revenue targets are achieved. If the performance targets are not achieved the contingent convertible preferred shares will be cancelled. See “Note 3 — Acquisition” and “Note 8 — Earnings Per Share”.
     On September 15, 2010, a dividend of $0.45 per share was paid to shareholders of record on September 1, 2010. During the nine months ended September 30, 2010 and 2009, dividend equivalents of $3.8 million and $3.4 million, respectively, were paid on the restricted stock units that are expected to vest.
     During the nine months ended September 30, 2010, 724,869 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 312,870 shares at an average price of $78.21 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2010, the Company repurchased in open market transactions 181,550 shares of its common stock at an average price of $68.21.
     During the nine months ended September 30, 2009, 322,641 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 129,708 shares at an average price of $68.53 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. There were no shares of common stock repurchased in open market transactions during the nine months ended September 30, 2009.
Note 8 — Earnings Per Share
     The computations of basic and diluted EPS are set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$14,470	$30,044	$32,532	$54,235

Denominator for basic EPS — weighted average number of shares	30,755	29,663	30,546	29,589
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	46	125	64	84

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,801	29,788	30,610	29,673

Earnings per share:
Basic	$0.47	$1.01	$1.07	$1.83
Diluted	$0.47	$1.01	$1.06	$1.83

     The weighted number of shares and dilutive potential shares do not include the contingent convertible preferred shares. Such shares will potentially convert to shares of the Company’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the Acquisition, respectively, if certain revenue targets are achieved. At the time a revenue target is achieved such shares will be included in the Company’s share count. If the performance target for each tranche are not achieved the contingent convertible preferred shares in that tranche will be cancelled. See “Note 3 — Acquisition”.
Note 9 — Income Taxes
     The Company’s effective rate will vary depending on the source of the income. Investment and certain foreign-sourced income are taxed at a lower effective rate than U.S. trade or business income.
     Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to (i) the realization of its deferred tax liabilities, which is principally comprised of unrealized gains on investments, and (ii) future taxable income. Included in other receivables in the condensed consolidated statements of financial condition are income taxes receivable of $1.3 million and $1.7 million as of September 30, 2010 and December 31, 2009, respectively. Included in accrued expenses and other liabilities are current income taxes payable of $13.5 million and $0.0 million as of September 30, 2010 and December 31, 2009, respectively.
     Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statement of changes in equity.
     The Company performed a tax analysis as of September 30, 2010 and December 31, 2009, and determined that there was no requirement to accrue any liabilities, pursuant to FASB ASC 740-10.
Note 10 — Regulatory Requirements
     Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
     G&Co is subject to the Securities and Exchange Commission’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2010, G&Co’s net capital was $10.5 million, which exceeded its requirement by $10.0 million. G&Co’s aggregate indebtedness to net capital ratio was 0.68 to 1 at September 30, 2010. Certain advances, distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
     GCI, GCEI and GCPE are subject to capital requirements of the FSA. Greenhill Caliburn is subject to capital requirements of the ASIC. As of September 30, 2010, each of GCI, GCEI, GCPE and Greenhill Caliburn was in compliance with its local capital adequacy requirements.

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
     The following provides a breakdown of our aggregate revenues by source for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$97.0	NM	$42.4	36%
Merchant banking and other investment revenues	(12.9)	NM	73.9	64%

Total revenues	$84.1	100%	$116.3	100%

	For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$195.5	90%	$153.0	66%
Merchant banking and other investment revenues	20.9	10%	79.2	34%

Total revenues	$216.4	100%	$232.2	100%

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
Note 12 — Subsequent Event
     On October 20, 2010, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on December 15, 2010 to the common stockholders of record on December 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “firm” and “us” refer to Greenhill & Co., Inc.
Cautionary Statement Concerning Forward-Looking Statements
     The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our 2009 Report on Form 10-K and subsequent Forms 8-K.
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
     In the financial advisory business, the main driver of our revenues is overall mergers and acquisitions, or M&A, and restructuring volume, particularly in the industry sectors and geographic markets in which we focus. Additionally, our private capital advisory and real estate capital advisory groups provide fund placement and other capital raising advisory services. We have recruited and plan to continue to recruit new Managing Directors to expand our industry sector and geographic coverage. On April 1, 2010, we acquired the Australian advisory firm Caliburn Partnership Pty Limited (“Caliburn”), with six Managing Directors and 40 total employees. Caliburn has established a strong position in that market over its 11 year history and operates in Australia and New Zealand under the name Greenhill Caliburn. At the time of its acquisition by the firm, Caliburn had advised on more than AUS $170 billion of transactions since its founding in 1999, and had revenue for its fiscal years ended June 30, 2009, 2008 and 2007 of AUS $68.0 million, AUS $80.9 million and AUS $80.8 million, respectively. Additionally, we further expanded our advisory business in 2010 with the addition of four Managing Directors and 11 total employees dedicated to the real estate capital advisory group and one Managing Director focused on the European energy sector. As of the end of the most recent quarter we had 64 client facing Managing Directors globally.
     We also currently manage merchant banking funds and similar vehicles, although we expect to separate from that business effective December 31, 2010 in order to focus entirely on our financial advisory business going forward. GCP Capital Partners Holding LLC (“GCP Capital”), a new entity which is independent from the firm, will take over management of the merchant banking funds. During the remainder of 2010 the firm will continue to recognize management fee revenue and expenses related to the operation of funds. After the separation of the business we no longer expect to generate any fee revenue and expenses from the management of these funds.
     While we will no longer manage the merchant banking funds after a transition period we will retain our existing investments in the merchant banking funds and will continue to recognize gains and losses on our investments on a quarterly basis until such investments are realized over time. In particular, we will retain our existing principal investments in the merchant banking funds as well as our investment in Iridium Communications, Inc. (“Iridium”) (NASDAQ: IRDM), of which we owned approximately 12% as of September 30, 2010. We intend to liquidate our direct investments in the merchant banking funds and our investment in Iridium over time. During the period that we hold our investments we will continue to record realized and unrealized changes in the fair value of such investments, the size and timing of which are tied to a number of different factors including the performance of the particular companies in which we invest, general economic conditions in the debt and equity markets and other factors which affect the industries in which we invest. Adverse changes in general economic conditions, commodity prices, credit and public equity markets, including a decline in the share price of Iridium, could negatively impact the amount of financial advisory and merchant banking revenue realized by the firm. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations – Merchant Banking and Other Investment Revenues”.
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
     Financial advisory revenues were $97.0 million in the third quarter of 2010 compared to $42.4 million in the third quarter of 2009, which represents an increase of 129%. For the nine months ended September 30, 2010, advisory revenues were $195.5 million compared to $153.0 million for the comparable period in 2009, representing an increase of 28%. At the same time, worldwide completed M&A volume increased by 7%, from $1,200.4 billion in 2009 to $1,287.2 billion in 20101.
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
     During the past three years we have substantially expanded our geographic reach, our industry sector expertise and the total number of employees focused on our financial advisory business. We believe that our simple business model as an independent, unconflicted adviser will continue to create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach. Furthermore, we believe that we are well positioned to benefit if general transaction and fund raising activity returns towards historic normal levels.

[1]	Source: Global M&A completed transaction volume for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Source: Thomson Financial as of October 7, 2010.

Results of Operations
Summary
     Our revenues of $84.1 million for the third quarter of 2010 compare with revenues of $116.3 million for the third quarter of 2009, which represents a decrease of $32.2 million or 28%. Financial advisory revenues for the third quarter 2010 were $97.0 million as compared to $42.4 million for the same period in 2009, or up 129%. However, total revenues for the period were down versus the prior year, primarily due to an unrealized investment gain of $66.5 million in the third quarter of 2009 from our investment in Iridium.
     For the nine months ended September 30, 2010, revenues were $216.4 million, compared to $232.2 million for the comparable period in 2009, representing a decrease of $15.8 million, or 7%. Financial advisory revenues for the nine months ended September 30, 2010 were $195.5 million compared to $153.0 million, or up 28%, over the same period in 2009, but total revenues for the year-to-date period in 2009 included an unrealized investment gain of $69.1 million from Iridium.
     For the third quarter 2010 we earned net income available to common stockholders of $14.5 million and diluted earnings per share of $0.47 as compared to net income available to common stockholders of $30.0 million and $1.01 of diluted earnings per share for the quarter ended September 30, 2009. For the nine months ended September 30, 2010 we earned net income available to common stockholders of $32.5 million and diluted earnings per share of $1.06 as compared to net income available to common stockholders of $54.2 million and diluted earnings per share of $1.83 for the same period in 2009.
     Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of investment gains (or losses) and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues By Source
     The following provides a breakdown of total revenues by source for the three month and nine month periods ended September 30, 2010 and 2009, respectively:
Revenue by Principal Source of Revenue

	For the Three Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$97.0	NM	$42.4	36%
Merchant banking and other investment revenues	(12.9)	NM	73.9	64%

Total revenues	$84.1	100%	$116.3	100%

	For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$195.5	90%	$153.0	66%
Merchant banking and other investment revenues	20.9	10%	79.2	34%

Total revenues	$216.4	100%	$232.2	100%

Financial Advisory Revenues
     Financial advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising companies in mergers, acquisitions, restructurings or similar transactions. We earned $97.0 million in financial advisory revenues in the third quarter of 2010 compared to $42.4 million in the third quarter of 2009, which represents an increase of 129%. The increase in our financial advisory fees in the third quarter of 2010 as compared to the same period in 2009 reflected a significant increase in the volume and scale of completed assignments. During the quarter we also advised a private equity fund client, on its fundraising, which efforts are continuing.
     For the nine months ended September 30, 2010, advisory revenues were $195.5 million compared to $153.0 million for the comparable period in 2009, representing an increase of 28%. The increase in our advisory revenues for the nine months ended September 30, 2010 as compared to the same period in the prior year reflected an increase in the volume of both completed transactions and strategic advisory assignments and related retainer fees.
Financial advisory assignments completed in the third quarter of 2010 included:
•	the sale of the domestic network outsourcing business of AT&T Japan (an AT&T Inc. company) to Internet Initiative Japan;

•	the acquisition of Aevum Ltd. by Stockland Corp. Ltd;

•	the sale of certain packaging assets by Bemis Company, Inc. to Exopack Holding Company;

•	the business combination of eAccess Ltd. with Emobile Ltd.;

•	the acquisition by Emerson Electric Co. of Chloride Group plc;

•	the sale of Emerson Electric Co.’s LANDesk Software to Thoma Bravo;

•	the strategic alliance of Kohl’s Corporation’s private label credit card business with Capital One Financial Corporation;

•	the acquisition of Lihir Gold Limited by Newcrest Mining Ltd;

•	the sale of Media Monitors to Quadrant Private Equity;

•	the sale of Scott Wilson plc to URS Corporation;

•	the sale of an interest in Stroz Friedberg LLC to New Mountain Capital;

•	the acquisition by Sun Pharmaceutical Industry Ltd. of Taro Pharmaceutical Industries; and

•	the sale of USEN Corporation’s subsidiary Intelligence Ltd. to Kohlberg Kravis Roberts & Co. L.P.

Merchant Banking and Other Investment Revenues
     In connection with our plan to separate from the merchant banking business, in December 2009 we sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a non-controlling ownership interest in our subsidiary, Greenhill Capital Partners II LLC (“GCP II LLC”), to GCP Capital, an entity not controlled by us. Under the terms of the separation agreement GCP II LLC will manage and administer the merchant banking funds during a transition period, which is expected to end on December 31, 2010. After the transition period GCP Capital will take over management of the merchant banking funds and we no longer expect to earn management fee revenue or incur expenses from the management of the funds. During 2010 we will continue to record the revenues and expenses related to our management of the merchant banking funds in our consolidated results. However, during that period GCP Capital has a preferred economic interest in the first $10 million of profits of GCP II LLC and accordingly, the excess of management fee revenue over amounts incurred for compensation and other operating expenses that accrues to the benefit of GCP Capital is presented as noncontrolling interest. During the three and nine months ended September 30, 2010 the allocable amounts earned by GCP II LLC were $0.7 million and $4.4 million, respectively, which fell within the amount of profit threshold that was fully allocable to GCP Capital and has been recorded as noncontrolling interest. Although we will no longer manage the merchant banking funds after the transition period, we will retain our existing investments in the merchant banking funds and will continue to act as the general partner of the existing funds. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
     Our merchant banking activities currently consist primarily of the management of and our investments in Greenhill’s merchant banking funds and our investment in Iridium. The following table sets forth additional information relating to our merchant banking and other investment revenues:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in millions, unaudited)
Management fees	$2.6	$4.2	$10.7	$13.2
Net realized and unrealized gains (losses) on investments in merchant banking funds	1.2	4.5	1.7	(1.8)
Net realized and unrealized merchant banking profit overrides	0.0	(0.7)	0.1	(0.3)
Net unrealized gain (loss)on investment in Iridium	(17.2)	66.5	7.7	69.1
Other realized and unrealized investment income (loss)	0.4	(0.6)	0.5	(1.3)
Interest income	0.1	0.0	0.2	0.3

Total merchant banking and other investment revenues	$(12.9)	$73.9	$20.9	$79.2

     The firm recorded negative $(12.9) million in merchant banking and other investment revenues in the third quarter of 2010 compared to $73.9 million in the third quarter of 2009. The year-to-year decrease in revenue of $86.8 million principally resulted from the large unrealized gain we recorded in our investment in Iridium during the third quarter of 2009, at the time of the business combination of GHL Acquisition Corp. and Iridium, as compared to a mark-to-market investment loss recorded on Iridium in the third quarter of 2010. During the three months ended September 30, 2010 our other merchant banking gains were slightly less than the comparable period in 2009. In addition, management fees declined as compared to the same period in the prior year due to the expiration in June 2010 of the commitment period of

Greenhill Capital Partners Fund II (“GCP II”). As a result of the termination of the commitment period we expect that we will recognize approximately $7.5 million of management fees related to GCP II in 2010 as compared to $12.0 million in 2009. In aggregate, we expect that we will recognize management fee revenue of approximately $13.0 million from the merchant banking funds, for the year ended December 31, 2010. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
     For the nine months ended September 30, 2010, the firm earned $20.9 million in merchant banking and other investment revenues compared to $79.2 million in the nine months ended September 30, 2009. The decrease in merchant banking and other investment revenues resulted primarily from the absence of the large 2009 unrealized gain recorded in Iridium referred to above. During the nine months ended, September 30, 2010 we recognized revenue from an increase in the fair market value of our investment in the merchant banking funds as compared to a decline in the fair market value of the merchant banking portfolio in the same period in the prior year. Management fees declined year-to-date 2010 as compared to the prior year as a result of the expiration of the commitment period of GCP II.
     During the third quarter of 2010, the merchant banking funds invested $1.7 million, 7% of which was firm capital. During the third quarter of 2009, the funds invested $5.5 million, 11% of which was firm capital. For the nine months ended September 30, 2010, the merchant banking funds invested $60.3 million, 12% of which was firm capital. For the nine months ended September 30, 2009, the funds invested $14.9 million, 12% of which was firm capital.
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
     As the general partner of our merchant banking funds, we are entitled to receive an override of the profits of the funds after certain performance hurdles are met; whether these hurdles can be met will depend on the underlying fair value of each portfolio company. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). A significant portion of the overrides, if any, will be paid out as employee compensation to those employees who focus primarily on our merchant banking business. As of September 30, 2010, the net internal rate of return of each investment in GCP II, Greenhill Capital Partners Europe Fund (“GCP Europe”) and Greenhill SAV Partners Fund (“GSAVP”) was negative. We have not recognized profit overrides from these investments. Unless we have significant gains in the portfolio companies in each fund, it is not likely that we will exceed the profit threshold for each fund and recognize profit override revenue.
     We also recognize gains or losses from our investment in Iridium based on the fair market value of our investment as of the end of any period. For the nine month period ended September 30, 2010, we recognized a gain of $7.7 million on our investment in Iridium. As of September 30, 2010, we owned 8,924,016 shares of Iridium common stock and 4,000,000 Iridium $11.50 warrants (NASDAQ: IRDMZ), or approximately 12% of the Iridium’s common stock on a fully diluted basis.
     At September 30, 2010, the firm had principal investments of $171.6 million, including our investment in Iridium of $83.7 million. Declines in the fair market value of our principal investments, particularly Iridium because of the significance of our investment, may adversely affect the amount of merchant banking and other investment revenue recorded in any period.
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
     Our total operating expenses for the third quarter of 2010 were $60.1 million, compared to $65.0 million for the third quarter of 2009. This decrease of $4.9 million, or 8%, resulted from a decrease in compensation expense offset by an increase in non-compensation expense, each as described in more detail below. Our pre-tax income margin was 29% in the third quarter of 2010 compared to 44% in the third quarter of 2009.
     For the nine months ended September 30, 2010, total operating expenses were $159.1 million, compared to $141.3 million for the same period in 2009. The increase of $17.8 million, or 13%, relates to increases in both compensation expense and non-compensation expenses, both related to the expansion of the firm, as described in more detail below. The pre-tax income margin for the nine months ended September 30, 2010 was 27% compared to 39% for the comparable period in 2009.
     The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in millions, unaudited)
Employee compensation & benefits expense	$44.2	$53.2	$114.7	$106.8
% of revenues	53%	46%	53%	46%
Non-compensation expenses	15.9	11.8	44.4	34.5
% of revenues	19%	10%	21%	15%
Total operating expenses	60.1	65.0	159.1	141.3
% of revenues	72%	56%	74%	61%
Total income before tax	24.0	51.4	57.3	90.9
Pre-tax income margin	29%	44%	27%	39%

Compensation and Benefits Expenses
     Our employee compensation and benefits expenses in the third quarter of 2010 were $44.2 million, which reflects a 53% ratio of compensation to revenue. This amount compared to $53.2 million for the third quarter of 2009, which reflected a 46% ratio of compensation to revenue. The decrease of $9.0 million, or 17%, is due to the lower level of revenues in the third quarter of 2010 compared to the comparable period in 2009.
     For the nine months ended September 30, 2010, our employee compensation and benefits expenses were $114.7 million, compared to $106.8 million for the same period in the prior year. The increase of $7.9 million, or 7%, principally results from the significant recruitment of Managing Directors during the last twelve months, including those who joined us as part of our Australian acquisition. For the nine months ended September 30, 2010, the ratio of compensation expense to revenues was 53% as compared to 46% for the same nine month period in 2009. The increase in the ratio of compensation to revenue as compared to the same period in the prior year results principally from the significant recruitment of Managing Directors during the last twelve months, including those who joined us as part of our Australian acquisition combined with some severance costs. While our generation of revenues is dependent upon both the scale and timing of financial advisory transactions as well as fair market values of our principal investments, particularly Iridium, and cannot be predicted, it is likely that we will end 2010 with a higher ratio of compensation to revenue than our historical rate of 46%. Our objective is to return to our historic ratio as and when our revenue per Managing Director returns toward its historic level.
     Our compensation expense is generally based upon revenue and can fluctuate materially in any particular period depending upon the amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.
Non-Compensation Expenses
     Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation, amortization of intangible assets, interest expense and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.
     Our non-compensation expenses were $15.9 million in the third quarter of 2010, compared to $11.8 million in the third quarter of 2009, reflecting an increase of $4.1 million, or 35%. The increase in non-compensation expenses includes costs from our recently acquired Australian business of approximately $2.1 million of which $0.8 million related to the amortization of acquired intangible assets. As compared to the third quarter of 2009, the remainder of the increase in costs principally resulted from higher occupancy, travel and other costs related to the increase in personnel and the addition and expansion of office space. Effective in the third quarter of 2010 our occupancy expense increased as we significantly expanded our office space in New York and Tokyo under attractive lease terms to accommodate our future growth.
     For the first nine months of 2010, our non-compensation expenses were $44.4 million, compared to $34.5 million for the same period in 2009, reflecting an increase of $9.9 million, or 29%. The increase in non-compensation expenses includes costs from our Australian business of $4.2 million, including $1.5 million related to the amortization of intangible assets. For the nine months ended September 30, 2010 we also experienced greater occupancy, travel, and other costs related to both the increase in personnel and the addition and expansion of our offices, as well as increased interest expense due to higher average borrowings outstanding as compared to the same period in 2009. We also incurred higher professional fees principally due to transaction costs for the Australian acquisition.
     Non-compensation expenses as a percentage of revenues in the three months ended September 30, 2010 were 19% compared to 10% for the same period in the prior year. This increase in non-compensation expenses as a percentage of revenue in the three months ended September 30, 2010 as compared to the same period in the prior year results from the increased costs referred to above spread over lower revenues in the third quarter of 2010 as compared to the same period in 2009.
     Non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2010 were 21% compared to 15% for the same period in the prior year. The increase in non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2010 compared to the same period in the prior year reflects the higher expenses referred to above spread over slightly lower revenues.
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
Provision for Income Taxes
     The provision for taxes in the third quarter of 2010 was $8.7 million, which reflects an effective tax rate on income allocated to common stockholders of 38%. This compares to a provision for taxes in the third quarter of 2009 of $21.3 million, which reflects an effective tax rate of 41%. The decrease in the provision for income taxes in the third quarter of 2010 as compared to the same period in 2009 relates to lower pre-tax income. The decrease in the effective tax rate resulted from an increase in the proportion of earnings from foreign sources, which are taxed at lower rates.
     For the nine months ended September 30, 2010, the provision for taxes was $20.4 million, which reflects an effective tax rate of 39%. This compares to a provision for taxes for the nine months ended September 30, 2009 of $36.8 million, which reflects an effective tax rate of 40% for the period. The decrease in the provision for taxes is primarily due to lower pre-tax income. The decrease in the effective tax rate resulted from the realization of a greater proportion of earnings from foreign sources during the nine months ended September 30, 2010 as compared to the same period in 2009.
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
     We generate cash from both our operating activities principally in the form of financial advisory fees and our merchant banking and other principal investments primarily in the form of distributions of investment proceeds. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, investments in merchant banking funds, payment of dividends, repurchase of shares of our stock and leasehold improvements.
     Because a portion of the compensation we pay to our employees is distributed in annual bonus awards in February of each year, our net cash balance is typically at its lowest level during the first quarter and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks, and fees generated through our private equity and real estate capital advisory services, which are generally paid in installments over a period of three years. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2010, cash bonuses and accrued benefits of $30.5 million relating to 2009 compensation were paid to our employees.
     Our liabilities may increase or decrease from period to period depending upon the change in the fair value of our investments in the merchant banking funds and other principal investments. To the extent we record unrealized gains (i.e. gains recorded on our books for which cash proceeds have not yet been received) from our principal investments, our accrued bonuses and deferred tax liabilities will increase. In the event such unrealized gains reverse, such as occurred in the current quarter, our accrued bonus liability and deferred tax liability will decrease.
     After a transition period, which we expect will end December 31, 2010, we will exit from the business of managing the merchant banking funds and we will no longer earn management fee revenue or incur associated costs related to merchant banking business. For the years ended December 31, 2009, 2008 and 2007 we earned fees from the management of our merchant banking funds of $17.4 million, $19.2 million and $17.3 million, respectively. For the nine months ended September 30, 2010 we earned management fee revenue of $10.7 million.
     The amount of management fees that we will earn during the transition period in 2010 will decline from prior years because the investment period for GCP II terminated in June 2010, resulting in a reduction in the amount of management fees payable by investors in GCP II. As a result of the termination of the commitment period, for the year ended December 31, 2010 we expect that we will recognize approximately $7.5 million of management fees related to GCP II. In aggregate from the merchant banking funds we expect we will recognize management fee revenue for the year ended December 31, 2010 of approximately $13.0 million. During the transition period GCP Capital has a preferred economic interest in the first $10 million of profits of GCP II LLC and accordingly, the excess of management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds that accrues to the benefit of GCP Capital will be distributed to it. Under the terms of the separation agreement compensation costs may be adjusted to ensure that management fee revenue from the existing funds exceeds all costs associated with the operation of such funds. Upon separation of the funds all management fee revenue derived from the existing funds will be paid directly to GCP Capital as the successor manager of the funds, and we will no longer bear the compensation costs and other associated costs of the funds.
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
     At September 30, 2010 we had unfunded commitments to the existing merchant banking funds of approximately $31.9 million of which we expect up to $25.3 million will be drawn down in the next few years. We expect that approximately $1.5 million of the firm’s unfunded commitment to GCP II of $8.2 million may be drawn down for follow-on investments through June 2012, the termination date of the fund’s extended commitment period, with the remaining commitment to be undrawn. Our unfunded commitments to GSAVP and GCP Europe were $4.0 million and £12.5 million ($19.7 million) as of September 30, 2010 and may be drawn on through September 2011 and December 2012, respectively. In connection with our separation from the merchant banking business we have agreed, subject to certain conditions, to commit up to $7.5 million to future funds managed by GCP Capital.
     As a result of our decision to separate from the merchant banking business we intend to focus entirely on our advisory business. Over the next five years we plan to liquidate our existing merchant banking and other principal investments, which had an estimated fair market value of $171.6 million as of September 30, 2010. While we will continue to fund the remaining commitments to the existing merchant banking funds, we have substantially reduced our commitments to successor funds and do not expect to make other fund commitments.
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
     Our investments in Iridium, which represent approximately 12% of Iridium’s common stock, had a value of $83.7 million as of September 30, 2010. As of September 29, 2010 all contractual restrictions on the sale of our investments in Iridium lapsed. Our ability to sell all or a portion of our investments in Iridium is subject to factors such as general economic, sector and stock market conditions, and other factors, which we cannot control. However, it is our intention to monetize our position in a disciplined manner over time dependent on market conditions.
     We generally use a portion of our cash reserves to repurchase shares of our common stock, pay dividends and make investments. In April 2010, our Board of Directors authorized the repurchase of up to $100 million of our common stock through the period ending December 31, 2011. We expect to fund our repurchase of shares as we realize proceeds from our investments and/or generate operating cash flow as transaction activity further rebounds. Our remaining commitments to our merchant banking funds may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of share repurchase opportunities, capital calls or distribution of investment proceeds.
     During the nine months ended September 30, 2010 the firm repurchased 181,550 shares of its common stock in open market purchases at an average price of $68.21. As of October 22, 2010 we had remaining authorization to repurchase up to $87.6 million. Additionally, during the nine months ended September 30, 2010, the firm is deemed to have repurchased 312,870 shares of its common stock at an average price of $78.21 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. Based upon the number of RSU grants outstanding we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $95.0 million (as calculated based upon current share price) over the next five years, of which approximately $27.0 million will be payable in 2011. We will realize a corporate income tax benefit of slightly less than the amount of such payments concurrently with the cash settlement payments.
     Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of the Company’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. If the performance target for a tranche are not achieved the contingent convertible preferred shares in such tranche will be cancelled. In addition to the equity issued to the sellers, the selling shareholders and certain other non-founding partners received a post closing distribution of profits accrued prior to the acquisition date of approximately $6.9 million. In connection with the acquisition we assumed Caliburn’s deferred compensation plan and acquired a corresponding amount of both cash and equity mutual fund investments of approximately $11.3 million. The amount payable under such plan will be funded through the liquidation of the cash and equity mutual fund investments in the plan principally over the period 2010 to 2013.
     To provide for working capital needs, facilitate the funding of merchant banking investments and other general corporate purposes we have a $75.0 million revolving bank loan facility. Borrowings under the facility are secured by all management fees earned by our domestic merchant banking funds, any cash distributed in respect of their partnership interests in Greenhill Capital Partners I, GCP II and GSAVP, as applicable, and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. Interest on borrowings is based on the higher of Prime Rate or 4.0%. The maturity date of the facility is April 30, 2011. Effective December 31, 2010, the commitment amount will be reduced to $60.0 million. In conjunction with our exit from the management of the merchant banking business, we will significantly reduce our commitments to successor merchant banking funds, which will reduce our borrowing needs. At October 22, 2010, we had $56.4 million of borrowings outstanding on the loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants. At September 30, 2010, the firm was compliant with all loan covenants.
     As of September 30, 2010 we had cash and cash equivalents on hand of $56.7 million, of which $35.4 million were held outside the U.S. We are currently subject to federal income tax on our domestic earnings and that portion of our foreign earnings which we repatriate. It has been our policy to retain approximately 50% of our foreign earnings within our foreign operating units to minimize our global tax burden and to fund our foreign investment needs. However, in the event our cash needs in the U.S. exceed our cash reserves and availability under the revolving loan facility, we may repatriate additional cash from our foreign operations, which could result in an incremental tax liability.
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
Cash Flows
     In the first nine months of 2010, our cash and cash equivalents decreased by $17.7 million from December 31, 2009. We generated $41.5 million in operating activities as we used $73.9 million generated from net income (after giving effect to the non-cash items) to fund a net decrease in working capital of $32.4 million (principally from the payments of year-end bonuses and an increase in accounts receivable). We used $11.5 million in investing activities, including $11.7 million in new investments in our merchant banking funds and other investments, $3.8 million for the build-out of new office space and $3.0 million for the payment of post closing distributions of accrued profits prior to the acquisition date to the founders of Caliburn, partially offset by distributions from investments of $7.1 million. We used $46.8 million for financing activities, including $24.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $12.4 million in open market repurchases of our common stock, and $42.2 million for the payment of dividends, partially offset by $25.4 million of net borrowing from our revolving loan facility and $8.3 million of net tax benefits from the delivery of restricted stock units.
     In the first nine months of 2009, our cash and cash equivalents decreased by $4.3 million from December 31, 2008. We generated $39.6 million in operating activities as we used $18.9 million from net income (after giving effect to the non-cash items), including a net increase in working capital of $20.7 million (principally from the collection of financial advisory fees receivable and an increase in the amount of accrued compensation). We used $3.9 million in investing activities, including $6.6 million in new investments in our merchant banking funds and other investments and $2.8 million for the build-out of new office space, partially offset by distributions from investments of $5.5 million. We used $42.0 million for financing activities, including $8.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $41.7 million for the payment of dividends, partially offset by $7.1 million of net borrowing from our revolving loan facility.
Market Risk
     We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe, and other merchant banking funds, Iridium and other investments.
     We maintain our cash and cash equivalents with financial institutions with high credit ratings. We may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits and in institutions in which deposits are not insured. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short-term cash and cash investments are primarily denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros and yen. We face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. To the extent that the cash balances in local currency exceed our short-term obligations, we may hedge our foreign currency exposure.
     With regard to our principal investments, we face exposure to changes in the estimated fair value of the companies in which we invest, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in our merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at September 30, 2010, the market prices of all public securities, including Iridium, were 10% lower, the impact on our operations would be a decrease in revenues of $8.5 million. We meet on a quarterly basis to determine the fair value of the investments held in our merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees of the funds manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.
     In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the euro, pound sterling, Canadian and Australian dollar and yen (in which collectively 38% of our revenues for the nine months ended September 30, 2010 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. During the first nine months of 2010 as compared to the same period in 2009 the value of the dollar remained relatively constant to the pound sterling and the euro. If the value of the dollar had weakened or strengthened on a weighted average basis relative to the pound sterling and euro during the first nine months of 2010 as compared to the same period in 2009, our earnings in the first nine months of 2010 would have been higher or lower, as the case may be, than they would have been in the same period in the prior year. While our earnings are subject to volatility from foreign currency changes we do not believe we face any material risk in this respect.
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
     The condensed consolidated financial statements of the firm include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which we have a controlling interest, including Greenhill & Co. International LLP, Greenhill & Co. Europe LLP, Greenhill Capital Partners Europe LLP and GCP II LLC, after elimination of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, the firm consolidates the general partners of our merchant banking funds in which we have a majority of the economic interest. The general partners account for their investments in their merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
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
     When certain financial returns are achieved over the life of the fund, we recognize merchant banking profit overrides. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the guidance for accounting for formula-based fees, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2010, we believe it is more likely than not that the amount of profit overrides recognized as revenue will be realized and accordingly, we have not reserved for any clawback obligations under applicable fund agreements.
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
     Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statement of changes in equity.
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
Cash and Cash Equivalents
     The firm holds its cash on deposit with financial institutions. The firm considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. At September 30, 2010 and December 31, 2009, the carrying value of the firm’s cash equivalents approximated fair value. Cash equivalents primarily consist of money market funds and overnight deposits.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Share repurchases in the third quarter of 2010:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	under the Plans
Period	Repurchased[1]	Paid Per Share	or Programs	or Programs[2]
July 1 – July 31	139,550	$69.17	139,550	$87,615,897
August 1 – August 31	—	—	—	$87,615,897
September 1 – September 30	—	—	—	$87,615,897

[1]	Excludes 29,241 shares the firm is deemed to have repurchased during the three months ended September 30, 2010 at $70.15 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

[2]	Effective April 22, 2010, the Board of Directors authorized the repurchase of up to $100,000,000 of its common stock through December 31, 2011.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
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

Date: October 28, 2010
GREENHILL & CO., INC.
	By:	/s/ SCOTT L. BOK
		Name:	Scott L. Bok
		Title:	Chief Executive Officer

	By:	/s/ RICHARD J. LIEB
		Name:	Richard J. Lieb
		Title:	Chief Financial Officer

S-1