Form 10-K
period 2010-12-31
GREENHILL & CO INC
filed 2011-02-28
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-32147

GREENHILL & CO., INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0500737 (I.R.S. Employer Identification No.)

300 Park Avenue New York, New York (Address of Principal Executive Offices)	10022 (ZIP Code)

Registrant’s telephone number, including area code: (212) 389-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was approximately $1.652 million. The registrant has no non-voting stock.

As of February 23, 2011, 29,658,014 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2011 annual meeting of stockholders to be held on April 20, 2011 are incorporated by reference in response to Part III of this Report.

i

PART I

When we use the terms “Greenhill”, “we”, “us”, “our”, “the company”, and “the firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries. Our principal financial advisory subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking and capital advisory services in North America; Greenhill & Co. International LLP, which provides investment banking and capital advisory services in Europe and is regulated by the United Kingdom Financial Services Authority; Greenhill & Co. Europe LLP which provides investment banking services in Europe and is regulated by the United Kingdom Financial Services Authority; Greenhill Caliburn Pty Limited, which provides investment banking services in Australia and is regulated by the Australian Securities and Investment Commission, and Greenhill & Co. Canada Ltd. and Greenhill & Co. Japan Ltd., each of which provides investment banking services in Canada and Japan, respectively. Our principal merchant banking subsidiaries are Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC, each of which is a registered investment adviser regulated by the Securities and Exchange Commission through which we conducted our North American merchant banking business; and Greenhill Capital Partners Europe LLP, an investment adviser regulated by the United Kingdom Financial Services Authority though which we conducted our European merchant banking business.

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

We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in 2005 and our Toronto office in 2006. In 2008, we opened offices in Chicago, San Francisco and Tokyo, and we entered the private capital advisory business, which provides capital raising and related services to private equity and real estate funds. We opened our Houston and Los Angeles offices in 2009. In 2010, we acquired Caliburn Partnership Pty Limited (“Caliburn” or “Greenhill Caliburn”), with offices in Sydney and Melbourne.

Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. (“Iridium”) in 2009. Following our exit from this business in 2010, we retain our historical principal investments in the merchant banking funds and Iridium and intend to liquidate those investments over time.

As of December 31, 2010, we had 323 employees globally, including 65 managing directors and 11 senior advisors who were all dedicated to our financial advisory business.

Principal Sources of Revenue

Our principal sources of revenues are financial advisory and, historically, merchant banking.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions)

Financial advisory fees	$252.2	$216.0	$218.2	$366.7	$209.8
Merchant banking and other revenues(1)(2)	26.1	82.6	3.7	33.7	80.8

Total revenues	$278.3	$298.6	$221.9	$400.4	$290.6

(1)	Effective at the close of business on December 31, 2010, we completed our separation from the historic merchant banking business and we ceased earning management fees. We retained our existing portfolio of investments and consequently we will continue to recognize gains and losses on those investments until liquidated.

(2)	In addition to management fees, merchant banking and other revenues includes (i) unrealized gains from our investment in Iridium (formerly GHL Acquisition Corp.) of $5.0 million, $42.2 million and $2.6 million in 2010, 2009 and 2008, respectively, (ii) gains of $1.1 million and $21.8 million in 2010 and 2009, respectively, from the sale of certain assets of the merchant banking business, and (iii) interest income of $0.4 million, $0.3 million, $3.6 million, $5.4 million, and $3.1 million in 2010, 2009, 2008, 2007, and 2006 respectively. See “Management Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations- Merchant Banking and Other Investment Revenues”.

Financial Advisory

We provide financial advisory services in connection with mergers and acquisitions, financings, restructurings, and capital raisings. For all of our financial advisory services, we draw on the extensive experience, corporate relationships and industry expertise of our managing directors and senior advisors.

On mergers and acquisitions engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, and similar corporate finance matters and are generally involved at each stage of these transactions, from initial structuring to final execution. Our focus is on providing high-quality advice to senior executive management and boards of directors of prominent large and mid-cap companies and governments in transactions that typically are of the highest strategic and financial importance to those organizations. We advise clients on strategic matters, including acquisitions, divestitures, defensive tactics, special committee projects and other important corporate events. We provide advice on valuation, tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, and financing alternatives. Where requested to do so, we may provide an opinion regarding the fairness of a transaction.

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

In our private capital and real estate capital advisory business we assist fund managers and sponsors in raising capital for new funds and provide related advisory services to private equity and real estate funds and other organizations globally.

Financial advisory revenues accounted for 91% and 72% of our total revenues in 2010 and 2009, respectively. Non-U.S. clients are a significant part of our business, generating 46% and 38% of our financial advisory revenues in 2010 and 2009, respectively. We generate revenues from our financial advisory services by charging our clients fees consisting principally of fees paid upon the commencement of an engagement, fees paid upon the announcement of a transaction, fees paid upon the successful conclusion of a transaction or closing of a fund (which generally represent the largest portion of our advisory fees) and, in connection principally with restructuring assignments, monthly retainer fees.

Merchant Banking and Other Investments

We exited the merchant banking business on December 31, 2010. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or “GCP I”), Greenhill Capital Partners II (or “GCP II”, and collectively with GCP I, “Greenhill Capital Partners” or “GCP”), Greenhill SAV Partners (or “GSAVP”) and Greenhill Capital Partners Europe (or “GCP Europe”), which are families of merchant banking funds. Merchant banking funds are private investment funds raised from contributions by qualified institutional investors and financially sophisticated individuals that generally make investments in non-public companies, typically with a view toward divesting within 3 to 5 years. At the time of our exit, GCP Capital Partners Holdings LLC (“GCP Capital”), an entity which is independent from the firm, took over the management of our merchant banking funds. The firm retained its investments in the merchant banking funds and Iridium.

Merchant banking and other investment revenues accounted for 9% and 28% of our revenues in 2010 and 2009, respectively. In the past, we generated merchant banking revenue from (i) management fees paid by the funds we managed, (ii) gains (or losses) on our investments in the merchant banking funds and other investments, principally Iridium, and (iii) merchant banking profit overrides. Beginning in 2011, we no longer generate management fees; however, we will continue to generate investment revenue principally from gains (or losses) on the existing investments in the merchant banking funds and Iridium until these investments are liquidated.

Employees

Our managing directors and senior advisors have an average of 25 years of relevant experience, which they use to advise on mergers and acquisitions, financing advisory and restructuring transactions, and capital raising. We spend significant amounts of time training and mentoring our junior professionals. We generally provide our junior professionals with exposure to mergers and acquisitions and financing advisory and restructurings to varying degrees, which provides us with the flexibility to allocate resources depending on the economic environment, and provides our bankers consistent transactional experience and a wide variety of experiences to assist in the development of business and financial judgment.

As of December 31, 2010, Greenhill employed a total of 323 people (including our managing directors and senior advisors) in our financial advisory business, of which 180 were located in our North American offices, 85 were based in our European offices, 45 in our Australian offices, and 13 in our Japanese office. In addition, during 2010 we had 28 employees dedicated to our merchant banking activities, one of whom remains a senior advisor to Greenhill, and the remainder of whom ceased to be our employees on January 1, 2011. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance.

Competition

As an investment bank providing financial advisory services we operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there is an active revenue-generating engagement changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain a business dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are global universal banking firms, mid-sized full service financial firms and specialized financial advisory firms. We compete with some of our competitors globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including transaction execution skills, our range of products and services, innovation, reputation and price.

Over the years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support their investment banking operations with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. In addition to our larger competitors, over the last few years, a number of new, smaller independent boutique investment banks have emerged which offer independent advisory services on a model similar to ours and some of these firms have grown rapidly.

We believe our primary competitors in securing mergers and acquisitions and financing advisory and restructuring engagements are diversified financial institutions including Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse, Deutsche Bank AG, Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, UBS A.G. as well as other investment banking firms such as Blackstone Group, Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd. and many closely held independent firms. We believe our primary competitors in securing private capital advisory engagements are Credit Suisse, Lazard Ltd., Park Hill, and UBS A.G.

Competition is also intense for the hiring and retention of qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States, Europe, Australia and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. financial advisory business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State and local securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC. Greenhill & Co. LLC is also registered as a municipal advisor with the SEC and the Municipal Securities Rulemaking Board.

Similarly, Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our controlled affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct our European financial advisory business, are licensed by and also subject to regulation by the United Kingdom’s Financial Services Authority (“FSA”). Greenhill Caliburn, our Australian subsidiary, is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”). Our business may also be subject to regulation by other governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

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

In addition, Greenhill Capital Partners, LLC and Greenhill Venture Partners, LLC, our wholly owned affiliates, which operated as and will continue to operate as general partners of GCP I, GCP II, and GSAVP, are registered investment advisers under the Investment Advisers Act of 1940. As such, they are subject to regulation and periodic examinations by the SEC. Greenhill Capital Partners Europe LLP is licensed by and subject to regulation by the FSA.

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

Our ability to retain our senior managing directors is critical to the success of our business

The success of our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our managing directors and senior advisors, particularly our senior managing directors. Founded in 1996, our business has a more limited operating history than many of our competitors and, as a result, our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements, and forming and investing merchant banking funds. Accordingly, the retention of our managing directors is particularly crucial to our future success. The departure or other loss of Mr. Greenhill, our founder and Chairman, Scott L. Bok, our Chief Executive Officer, the regional heads of businesses in North America, Europe, Australia, or Japan, or the departure or other loss of other senior managing directors, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements, which would materially adversely affect our results of operations.

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

A significant portion of our revenues are derived from financial advisory fees

We have historically earned a significant portion of our revenues from financial advisory fees paid to us by our clients, in large part upon the successful completion of the client’s transaction, restructuring or fund raising. Financial advisory revenues represented 91% and 72% of our total revenues in 2010 and 2009, respectively. Unlike diversified investment banks, which generate revenues from securities trading and underwriting, our only other source of revenue is gains or losses which we may generate from our investments in merchant banking funds or Iridium, which will decline over time as we liquidate our investments. As a result, a decline in our financial advisory engagements or the market for advisory services generally would have a material adverse effect on our business and results of operations.

We generate a significant portion of our revenues from our services in connection with mergers and acquisitions and we have not historically been able to offset a decline in revenues from merger and acquisition services with revenues from our financing advisory and restructuring services

During a period when mergers and acquisitions activity declines and debt defaults increase, we increasingly rely on financing advisory and restructuring and bankruptcy services as a source of new business. We provide various restructuring and restructuring-related advice to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions and the availability and cost of debt and equity financing. Presently, our financing advisory and restructuring business is significantly smaller than our mergers and acquisitions advisory business, and we have been unable to offset declines in mergers and acquisitions revenue with revenue generated from financing advisory and restructuring assignments and expect that we will be unlikely to do so in the foreseeable future. Despite adverse market conditions, the number of debt defaults has remained limited, diminishing our ability to generate revenue from financing advisory and restructuring activities. To the extent that there is limited debt default activity our ability to generate revenue from financing advisory and restructuring activities may be adversely affected.

Our business has been adversely affected by difficult market conditions and may continue to be adversely affected by market uncertainty, disruptions in the credit markets and other unfavorable economic, geopolitical or market conditions

Adverse market or economic conditions would likely affect the number, size and timing of transactions on which we provide mergers and acquisitions advice and therefore adversely affect our financial advisory fees. As demonstrated over the past few years, economic uncertainty, slow economic growth and weak financial markets negatively impact merger and acquisition activity. Our clients engaging in mergers and acquisitions often rely on access to the credit markets to finance their transactions. The lack of available credit and the increased cost of credit can adversely affect the size, volume, timing and ability of our clients to successfully complete merger and acquisition transactions and adversely affect our financial advisory business. Furthermore, market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions.

While we operate in North America, Europe, Australia, and Asia our operations in the United States and Europe historically have provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by economic conditions in these locations.

Adverse market or economic conditions, including continuing volatility in the commodities markets, limited access to credit as well as a slowdown of economic activity could also adversely affect the business operations of those companies in which we have investments, and therefore, our earnings. In addition, during a market downturn, there may be fewer opportunities to exit and realize value from our investments in merchant banking funds and Iridium.

Our private capital and real estate capital advisory business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity and real estate funds

In our private capital and real estate capital advisory business we assist fund managers and sponsors in raising capital for new funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity and real estate funds. Following the onset of the current financial crisis, there has been a shortage of such capital, and far fewer new funds are being raised today than in the period preceding the crisis. In addition, new funds raised in the current environment generally obtain smaller aggregate capital commitments than in earlier years. To the extent private and public capital focused on illiquid investment opportunities remains limited, our ability to earn fees in the private capital advisory business may be adversely affected.

Our engagements are singular in nature and do not provide for subsequent engagements

Our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific merger or acquisition transactions, financing advisory and restructuring projects, or private equity or real estate capital raising assignment, rather than under long-term contracts covering potential additional future services. As these transactions are singular in nature and our engagements are not likely to recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding or any other period. In addition, when an engagement is terminated, whether due to the cancellation of a transaction due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs that we incurred prior to that termination.

A high percentage of our financial advisory revenues are derived from a few clients and the termination of any one financial advisory engagement could reduce our revenues and harm our operating results

Each year, we advise a limited number of clients.  Our top ten client engagements accounted for 36% of our total revenues in 2010 and 41% of our total revenues in 2009. In 2010, we did not have any client engagements that accounted for 10% or more of our total revenue. In 2009, our single largest client engagement (advice to Roche Holdings Ltd. in connection with its acquisition of the outstanding publicly held interest in Genentech, Inc.) accounted for approximately 10% of our 2009 total revenues. We earned $1 million or more from 57 clients in 2010, compared to 43 in 2009, of which 44% of the clients were new to the firm in 2010. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our financial advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation of one lost engagement or the failure of one transaction or restructuring on which we are advising to be completed can be significant.

Investment gains from merchant banking funds and Iridium vary from period to period; these gains may not recur and may not be replaced by other gains; our investments may lose money

We retain certain principal investments in merchant banking funds (which in turn have a limited number of investments in portfolio companies) and Iridium. The fair value of these investments may appreciate (or depreciate) at different rates based on a variety of factors, including changes in the fair value of such investments. Historically, gains (or losses) from investments have been significantly impacted by market factors, specific industry conditions and other factors beyond our control, and we cannot predict the timing or size of any such gains (or losses) in future periods. The lack of investment gains (and any losses which may be attributable to the investments in the merchant banking funds or in Iridium) and the volatility of changes in investment values may adversely affect our results of operations and our stock price. There were no gains (or losses) from any single investment that accounted for more than 10% of total revenues in 2010. In 2009, the firm recognized a net gain from our investment in Iridium that accounted for more than 10% of total revenues.

Our investment in Iridium was valued at $80.9 million at December 31, 2010. Since September 2009, when Iridium became publicly traded after the business combination with GHL Acquisition Corp., its share price has ranged from a high of $11.55 and a low of $6.36. Iridium’s share price was $8.25 at December 31, 2010. A significant decline in the market value of Iridium can give rise to significant losses and adversely affect our revenue and earnings.

There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price

We can experience significant variations in revenues and profits during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Moreover, the timing of our recognition of gains or losses from our investment portfolio may vary significantly from period to period and depends on a number of factors beyond our control, including most notably market and general economic conditions.

Compared to our larger, more diversified competitors in the financial services industry, we generally experience even greater variations in our revenues and profits. This is due to our dependence on a relatively small number of transactions for most of our revenues, with the result that our earnings can be significantly affected if any particular transaction is not completed successfully, and to the fact that we lack other, more stable sources of revenue in material amounts, such as brokerage and asset management fees, which could moderate some of the volatility in financial advisory revenues. In addition, we report the value of our portfolio of investments at estimated fair value at the end of each quarter. The value of our investments may increase or decrease significantly depending upon market factors that are beyond our control. As a result, it may be difficult for us to achieve steady earnings growth on a quarterly basis, which could adversely affect our stock price.

In many cases we are not paid for financial advisory engagements that do not result in the successful consummation of a transaction or restructuring or closing of a fund. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. Our clients may not raise sufficient capital to start a new fund because anticipated investors may decline to invest in such fund due to lack of liquidity, change in strategic direction of the investor, or other factors. In these circumstances, we may not receive any financial advisory fees, other than the reimbursement of certain out- of-pocket expenses. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our stock price.

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

lsMerchant banking funds will typically invest in securities of a class that are not publicly-traded. In many cases they may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or otherwise be restricted from disposing of such securities. The ability of such funds to dispose of investments is heavily dependent on the merger and acquisition environment and the initial public offering market, which fluctuate in terms of both the volume of transactions as well as the types of companies which are able to access the market. Furthermore, the types of investments made may require a substantial length of time to liquidate. We will generally not be able to sell our investments in merchant banking funds or control the disposition of securities in those funds.

Moreover, in the case of Iridium, we may be further limited in our ability to sell such securities as we sit on the board of directors of the company.

Our investments are reported at estimated fair value at the end of each quarter and our allocable share of these gains or losses will affect our revenue, which could increase the volatility of our quarterly earnings, even if such gains or losses may have no cash impact. It generally takes a substantial period of time to realize the cash value of our principal investments. Even if an investment proves to be profitable, it may be several years or longer before any profits can be realized in cash from such investment.

We value our investment portfolio each quarter using a fair value methodology, which could result in gains or losses to the firm; the fair value methodology may over- or under-state the ultimate value we will realize

As of December 31, 2010, the value of the firm’s portfolio of investments, including its investments in merchant banking funds and Iridium, was $160.9 million. The value of our investment in Iridium’ common stock is recorded at its publicly traded market value. The value of our investments in Iridium warrants and the merchant banking funds is recorded at estimated fair value and is determined on a quarterly basis after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors, and in the case of publicly traded securities, the closing price of the security on the last day of the relevant period discounted for any legal or contractual restrictions on sale. Significant changes in the public equity markets and/or the operating results of the portfolio companies of the merchant banking funds and other principal investments may have a material effect on the fair value of our principal investments and therefore on our revenues and profitability during any reporting period. The estimated fair value at which the principal investments are carried on our books may vary significantly from period to period depending on a number of factors beyond our control. It may not be possible to sell these investments at the estimated fair values attributed to them in our financial statements.

A significant deterioration in the credit markets or the failure of one or more banking institutions could adversely affect our liquidity

A significant portion of our assets consist of cash and cash equivalents. We have invested these assets in instruments which we believe are highly liquid, and monitor developments relating to the liquidity of these investments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash investments could have a material adverse effect on our liquidity and result in a charge to our earnings which could have a material adverse effect on the value of our stock.

We have a $75.0 million revolving loan facility from a U.S. commercial bank which currently expires on April 30, 2011. At December 31, 2010 we had $67.0 million drawn down from the facility. We utilize the revolving loan facility primarily to provide for our domestic cash needs, which include dividend payments, share repurchases, and working capital needs.

We generally roll over the maturity date of our revolving loan facility annually. Our inability to extend the maturity date of the loan or renew the facility on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. There is no assurance, if our credit facility is not renewed with the current lender, that we would be able to obtain a new credit facility of a similar size from a different lender. In order to repay the outstanding balance of our credit facility, we could be required to repatriate funds to the U.S., liquidate some of our principal investments or issue debt or equity securities in the public or private markets, in each case on terms which may not be favorable to us. Our inability to refinance the loan facility could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.

We face strong competition from far larger firms and other independent firms

The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 323 employees (including managing directors and senior advisors) as of December 31, 2010 and total revenues of $278.3 million for the year ended December 31, 2010. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

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

In addition to our larger competitors, over the last few years, a number of new, smaller independent boutique investment banks have emerged which offer independent advisory services on a model similar to ours and some of these firms have grown rapidly. As these independent firms seek to gain market share there could be pricing pressure, which would adversely affect our revenues and earnings.

Strategic investments, acquisitions and joint ventures, or foreign expansion may result in additional risks and uncertainties in our business

We intend to grow our core business through both recruiting and internal expansion and through strategic investments, acquisitions or joint ventures. In the event we make strategic investments or acquisitions or enter into joint ventures, such as our recent investment in Caliburn, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our business.

To the extent that we pursue business opportunities outside the United States, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. To fund our growth we may consider a range of financing alternatives. If we expand by recruiting new managing directors, we will incur compensation, occupancy, integration and business development costs. Depending upon the extent of our recruiting, such costs may be funded from cash from operations or other financing alternatives. If we expand by strategic investment, acquisition or joint venture, depending upon the size of the acquisition we may fund such expansion through internally generated cash flow, proceeds from bank or other borrowings, or the issuance of equity. There can be no assurance that the firm will be able to generate or obtain sufficient capital on acceptable terms to fund its expansion needs which would limit the future growth of the business and adversely affect our share price.

Expansion of our business may increase our operating costs and funding requirements in advance of, or in excess of, increases in revenues

Since our establishment we have grown our business steadily. Over the past five years we have increased our headcount from 151 to 323 employees. During that period we have expanded our operations in the United States with the addition of four new offices as well as overseas with the addition of offices in Canada and Japan and two offices in Australia. This expansion has increased our total operating expenses from $131.2 million in 2005 to $219.4 million in 2010. During that same period our total revenues increased from $221.2 million in 2005 to $278.3 million in 2010. We fund our operating costs through cash generated from operations and the revolving loan facility. We generate cash from operations principally from the successful completion of a transaction or realized proceeds from the sale of all or a portion of one of our principal investments. The size and timing of increases in revenues may lag behind the increases in costs associated with such expansion. Because we lack a diversified base of revenues there can be no assurance that the revenues we earn from our financial advisory services will generate sufficient cash flow from operations to fund our operating needs. In the event our cash generated from operations were insufficient to meet our operating needs we would be required to fund such shortfall by borrowing additional amounts from our revolving loan facility, liquidating our principal investments in the merchant banking funds or Iridium, or accessing the debt or equity markets. On a longer term basis we might be required to reduce our cost structure by closing office locations and reducing headcount.

Greenhill’s employees own a significant portion of the common stock of the firm and their interests may differ from those of our public shareholders

Our employees and their affiliated entities collectively own approximately 14% of the total shares of common stock outstanding at December 31, 2010. In addition, we have issued restricted stock units to our employees which, if fully vested as of December 31, 2010, would have resulted in our employees and their affiliates owning approximately 22% of our shares of common stock.

As a result of these shareholdings, our employees currently are able to exercise significant influence over the election of our entire board of directors, the management and policies of Greenhill and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of Greenhill.

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

We are subject to extensive regulation in the financial services industry

We, as a participant in the financial services industry, are subject to extensive regulation in the United States, Europe, Australia and elsewhere. Any failure to comply with applicable laws and regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration or the registration of any of our regulated subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.

Our U.S. broker-dealer, and our U.K., Australian and German investment banking affiliates are subject to periodic examinations by regulatory authorities. We cannot predict the outcome of any such examination.

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

Change in applicable law and regulatory schemes could adversely affect our business

From time to time, the United States and other national governments in the countries in which we operate and related regulatory authorities may adopt new rules which affect our business. In the United States, the Dodd-Frank Wall Street Reform Act was adopted in 2010, bringing sweeping changes in the regulations of financial institutions. It will take several years for the rules under the Dodd-Frank Act to be written and become effective, and the final scope and interpretations of those rules, and their impact on our business, will not be fully known for some time, but could well have implications for the manner in which we conduct our business and, consequently, its profitability. In addition, several states and municipalities in the United States have recently adopted “pay-to-play” rules which will limit our ability to charge fees in connection with certain of our private capital advisory engagements, and could therefore limit the profitability of that portion of our business.

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

Fees earned in connection with advisory assignments in the bankruptcy context may be subject to challenge and reduction

In our financial advisory business we, from time to time, advise debtors or creditors of companies which are involved in bankruptcy proceedings in the United States Bankruptcy Courts. Under the applicable rules of those courts, our fees are subject to approval by the court and other interested parties have the ability to challenge the payment of those fees. Fees earned and reflected in our revenues may from time to time be subject to successful challenges, which could result in a reduction of revenues and affect our stock price adversely.

Our share price may decline due to the large number of shares eligible for future sale

Sales of substantial amounts of common stock by our managing directors and other employees, or the possibility of such sales, may adversely affect the price of the common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2010, there were 29,341,604 shares of common stock outstanding, which is net of 5,775,752 shares of common stock held in treasury. Our employees own 14% of our outstanding common stock and 22% on a fully diluted basis assuming all outstanding restricted stock units vested as of December 31, 2010. There are no restrictions on the sale of the shares held by our employees other than “black-out” periods imposed by us between earnings releases.

A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding

We award restricted stock units, as part of the annual bonus and incentive compensation, to managing directors and other employees. We also award restricted stock units as a long term incentive to new hires at the time they join the firm. At December 31, 2010, 2,813,567 restricted stock units were outstanding and an additional 919,768 restricted stock units were granted to employees subsequent to year end as part of the long-term incentive award component of our annual compensation package. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest either ratably over a five year period beginning on the first anniversary of the grant date or do not vest until the fifth anniversary of their grant date, when they vest in full. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Assuming all of the conditions to vesting are fulfilled, shares in respect of the 2,813,567 restricted stock units that were outstanding as of December 31, 2010 would be issued as follows: 695,855 shares in 2011, 438,865 shares in 2012, 452,582 shares in 2013, 853,880 shares in 2014, and 372,385 shares in 2015. In addition, in connection with the acquisition of Caliburn we granted 212,625 restricted stock units of which 127,575 will vest in April 2013 and 85,050 will vest in April 2015, subject to the achievement of certain revenue performance targets. We have generally repurchased a portion of the common stock issued to our employees upon vesting of restricted stock units to permit the payment of tax liabilities. Further, we have historically repurchased in the open market and through privately negotiated transactions a significant number of our shares of common stock. If we were to cease to or were unable to repurchase shares of common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.

The market price of our common stock may decline

The price of the common stock may fluctuate widely, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, the performance of our investments in merchant banking funds and Iridium, changes in general economic or market conditions and broad market fluctuations. Since a significant portion of the compensation of our managing directors and certain other employees is paid in restricted stock units, a decline in the price of our stock may adversely affect our ability to retain key employees, including our managing directors. Similarly, our ability to recruit new managing directors may be adversely affected by a decline in the price of our stock.

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

Sustaining growth will also require us to commit additional management, operational, and financial resources to this growth and to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

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

Forward-looking statements include, but are not limited to, the following:

•	the statement about new managing directors over time adding incrementally to our revenue and income growth potential in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•	the statements that we will continue to recruit senior bankers on an opportunistic basis and that our priority in the near term will be to realize the benefits of our expansion as transaction activity rebounds and seek to return towards our historic cost ratios in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•	the statement about our simple business model as an independent, unconflicted advisor will continue to create opportunities for us to attract new clients and increase our market share in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•	the statement about our belief that we are well positioned to benefit once general transaction and fund raising activity returns towards historic normal levels “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•	the statement that unless there are significant gains in the value of the portfolio companies in each fund it is not likely that the profit thresholds for each fund will be exceeded and accordingly is not likely that profit override revenue will be recognized in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Merchant Banking and Other Investment Revenues”;

•	the statement about our objective to return to our stated policy of a ration of compensation to revenue not to exceed 50% in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation and Benefits Expenses”;

•	the statement that over the long-term we expect that our non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Compensation Costs Expenses”;

•	the statement that we believe that we will fully use our tax loss carryforwards in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Income Taxes”;

•	the statement that unless the funds realize significant gains it is not likely that the earnings of any funds will exceed their profit thresholds and, therefore, we currently do not expect to recognize any profit override revenue in future periods in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•	the statement that we expect approximately $1.5 million of the firm’s unfunded commitment to GCP II of $7.9 million may be drawn down for follow-on investments through June 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•	the statement that we generally roll over the maturity date of our revolving loan facility annually and expect to do so on or prior to the scheduled maturity of April 30, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•	the statement about the possibility that we could be required to repatriate funds to the U.S, liquidate some of our principal investments or issue additional securities, or a combination of each, in each case in terms that may not be favorable to us in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•	the statement that over the next five years we plan to liquidate our investments in the merchant banking funds, Iridium and other investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”;

•	the statement about our intention to monetize our position in Iridium in a disciplined manner over time dependent on market conditions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•	the statement about our expectation to fund our repurchase of shares as we realize proceeds from our investments and/or generate operating cash flow as transaction activity further rebounds in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•	the statement that we believe that the cash generated from operations and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, commitments to our merchant banking activities, build-out costs of new office space, tax obligations, share repurchases and common dividends and we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”; and

•	the statement that in the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet such needs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.	Properties

The firm’s principal offices consist of twelve offices all of which are leased as follows:

			Approximate Square
			Footage as of
Location	Owned/Leased	Lease Expiration	December 31, 2010

U.S. Locations
300 Park Avenue New York, New York (Global Headquarters)	Leased	2020	105,000 square feet
300 Crescent Court Dallas, Texas	Leased	2013	6,000 square feet
One California Street San Francisco, California	Leased	2011	4,000 square feet
155 North Wacker Drive Chicago, Illinois	Leased	2019	8,000 square feet
10250 Constellation Boulevard Los Angeles, California	Leased	2011	3,000 square feet
1301 McKinney Street Houston, Texas	Leased	2015	5,000 square feet
International Locations
Lansdowne House 57 Berkeley Square London	Leased	2013	19,000 square feet
Neue Mainzer Strasse 52-58 Frankfurt	Leased	2015	13,000 square feet
79 Wellington Street West Toronto	Leased	2014	5,000 square feet
Marunouchi Building Tokyo	Leased	2013	4,000 square feet
The Chiefley Tower 2 Chiefley Square Sydney	Leased	2015	14,000 square feet
101 Collins Street Melbourne	Leased	2018	7,000 square feet

Most of the lease arrangements listed above provide for renewal options beyond the date of expiration.

In October 2010, we amended the Chicago lease agreement to expand our space from 8,000 square feet to 12,000 square feet. We expect to occupy the expanded space beginning in August 2011. In December 2010, we entered into a lease agreement for approximately 7,000 square feet of office space at 600 Montgomery Street in San Francisco which we expect to occupy in April 2011.

Approximately 15,000 square feet of space at the New York office has been sublet to GCP Capital beginning in 2011 for a period of three to five years.

Item 3.	Legal Proceedings

The firm is from time to time involved in legal proceedings incidental to the ordinary course of its business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2010.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers are Scott L. Bok (Chief Executive Officer), Richard J. Lieb (Chief Financial Officer), Harold J. Rodriguez, Jr. (Chief Administrative Officer, Chief Compliance Officer and Treasurer), and Ulrika Ekman (General Counsel and Secretary). Set forth below is a brief biography of each executive officer.

Scott L. Bok, 51, has served as our Chief Executive Officer since April 2010, served as Co-Chief Executive Officer from October 2007 until April 2010, served as our U.S. President from January 2004 until October 2007 and has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of Iridium Communications Inc. (f/k/a GHL Acquisition Corp.). Mr. Bok served as Chief Executive Officer and Chairman of the Board of GHL Acquisition Corp. from 2007-2009. He has also served as a member of the Board of Directors of Heartland Payment Systems (2001 — 2005) and Republic Group Insurance (2003 — 2007).

Richard J. Lieb, 51, became Chief Financial Officer of Greenhill in March 2008. Mr. Lieb has been a member of our Management Committee since March 2008. Mr. Lieb joined Greenhill in April 2005 as a Managing Director, having spent 20 years at Goldman Sachs where he headed the real estate investment banking department from 2000 to 2005.

Harold J. Rodriguez, Jr., 55, has served as our Chief Administrative Officer since March 2008 and was Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as Chief Compliance Officer and Treasurer and is a member of our Management Committee. From November 2000 through December 2003, Mr. Rodriguez was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners since he joined Greenhill in June 2000. Mr. Rodriguez served as Chief Financial Officer of GHL Acquisition Corp. from 2008-2009. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.

Ulrika Ekman, 48, has served as our General Counsel and Secretary from May 2004 to March 2008 and again since July 2009. Between April 2008 and July 2009, Ms. Ekman served as our Co-Head of U.S. Mergers and Acquisitions. Ms. Ekman is also a member of our Management Committee. Prior to joining Greenhill, Ms. Ekman was a partner in the mergers and acquisitions group of the corporate department of Davis Polk & Wardwell, where she practiced law since 1990.

Our Board of Directors has six members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and four of whom are independent (Robert T. Blakely, John C. Danforth, Steven F. Goldstone and Stephen L. Key). A brief biography of each of Messrs. Blakely, Danforth, Greenhill, Goldstone and Key is set forth below.

Robert F. Greenhill, 74, our founder, has served as our Chairman since the time of our founding in 1996, served as Chief Executive Officer from 1996 until October 2007 and was a member of our Management Committee from its formation in January 2004 until October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was chairman and chief executive officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.

Robert Blakely, 69, has served on our Board of Directors since April 2009. Since 2008, Mr. Blakely has served as the President of Performance Enhancement Group, a position he previously held from 2002 to 2003. From February 2006 to January 2008, Mr. Blakely served as Executive Vice President of Fannie Mae and from February 2006 to August 2007, as its Chief Financial Officer. From 2003 to 2006, Mr. Blakely served as Executive Vice President and Chief Financial Officer of MCI. Mr. Blakely is a member of the board of directors of Westlake Chemical Corporation, Natural Resource Partners L.P. and Ally Financial Inc. (formerly GMAC Inc.). Mr. Blakely is also Vice Chairman of the Board of Trustees of the Financial Accounting Federation, the oversight body for the Financial Accounting Standards Board.

John C. Danforth, 74, has served on our Board of Directors since February 2005. He served as the United States Representative to the United Nations between July 2004 and January 2005 and, except during his service at the United Nations, has been a Partner in the law firm of Bryan Cave LLP since 1995. He served in the United States Senate from 1976 to 1995. Senator Danforth is a director of Cerner Corporation. He is ordained to the clergy of the Episcopal Church.

Steven F. Goldstone, 65, has served on our Board of Directors since July 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also Non-Executive Chairman of ConAgra Foods, Inc. and a director of Merck & Co. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standards Companies, Inc.) from 2002 until 2008.

Stephen L. Key, 67, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key is a member of the Board of Directors of Forward Industries, Inc. and is also a member of the Board of Directors of 1- 800 — Contacts, Inc. Mr. Key served as a member of the Board of Directors of Sitel, Inc. from 2007 until 2008.

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

	Fiscal 2010
			Dividends per
	Sales Price		share of
	High	Low	common stock

First quarter	$88.33	$70.04	$0.45
Second quarter	89.16	60.73	0.45
Third quarter	82.39	60.80	0.45
Fourth quarter	84.51	74.21	0.45

	Fiscal 2009
			Dividends per
	Sales Price		share of
	High	Low	common stock

First quarter	$76.07	$55.41	$0.45
Second quarter	84.97	66.21	0.45
Third quarter	93.85	71.36	0.45
Fourth quarter	96.09	79.28	0.45

As of February 23, 2011, there were approximately 7 holders of record of the firm’s common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.

On February 23, 2011, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $71.00 per share.

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

COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P MIDCAP 400 INDEX AND S&P MIDCAP 400 INVESTMENT BANKING
AND BROKERAGE INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2010

The following table provides information as of December 31, 2010 regarding securities issued under our equity compensation plans that were in effect during fiscal 2010.

Number of Securities
		Number of				Remaining Available
		Securities to be		Weighted-Average		for Future Issuance
		Issued Upon		Exercise Price		Under Equity
		Exercise of		of		Compensation Plans
		Outstanding		Outstanding		(Excluding
		Options,		Options,		Securities
		Warrants and		Warrants		Reflected in the
	Plan Category	Rights		and Rights		Second Column)

Equity compensation plans approved by security holders	Equity Incentive Plan(1)	2,813,567	(3)	$—	(2)	24,594,431
Equity compensation plans not approved by security holders	None	—		—		—

Total		2,813,567		$—		24,594,431

(1)	Our amended Equity Incentive Plan was approved by our security holders in April 2009. See “Note 12 — Restricted Stock Units” of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

(2)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.

(3)	Excludes 919,768 stock units granted to employees subsequent to December 31, 2010 as part of our long term incentive awards program.

Share Repurchases in the Fourth Quarter of 2010

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased under the
Period	Shares Repurchased(1)	Paid Per Share	Programs	Plans or Programs(2)

October 1 – October 31	0	—	0	$87,615,897
November 1 – November 30	0	—	0	$87,615,897
December 1 – December 31	0	—	0	$87,615,897

(1)	Excludes 4,684 shares the firm is deemed to have repurchased at $75.99 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective April 22, 2010, the Board of Directors authorized the repurchase of up to $100,000,000 of its common stock through December 31, 2011.

Item 6.  Selected Financial Data

	As of or for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share and number of employee data)

Statement of Income Data:
Total revenues	$278,329	$298,646	$221,873	$400,422	$290,646
% change from prior year	(7%)	35%	(45%)	38%	31%
Employee compensation and benefit expense	159,882	138,298	102,050	183,456	134,134
Non-compensation expense	59,496	46,455	41,965	39,765	37,355

Income before taxes	58,951	113,893	77,858	177,201	119,157
Provision for taxes	19,530	42,736	29,392	61,833	41,633
Net income allocated to common shareholders	34,526	71,240	48,978	115,276	75,666
Diluted average shares outstanding	30,776	29,754	28,214	28,728	29,628
Diluted earnings per share	1.12	2.39	1.74	4.01	2.55
Balance Sheet Data:
Total assets	$508,678	$334,160	$265,779	$374,213	$297,731
Total liabilities	135,815	100,607	65,712	229,670	140,326
Stockholders’ equity	370,481	232,052	198,249	142,290	155,174
Noncontrolling interests	2,381	1,501	1,818	2,253	2,231
Total equity	372,863	233,553	200,067	144,543	157,405
Dividends declared per share	1.80	1.80	1.80	1.26	0.70
Selected Data and Ratios (unaudited)
Income before taxes as a percentage of revenues	21%	38%	35%	44%	41%
Revenues per employee(a)	$908	$1,140	$991	$1,930	$1,651
Employees at year-end(b)(c):
North America	180	187	150	131	116
Europe	85	93	81	83	85
Asia	13	10	3	—	—
Australia	45	—	—	—	—

Total employees	323	290	234	214	201

(a)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year.

(b)	Includes our managing directors and senior advisors.

(c)	Not including 28 employees in 2010 who were active in our merchant banking business and separated from the firm on December 31, 2010.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Greenhill is a leading independent investment bank focused on providing financial advice related to significant mergers, acquisitions, restructurings, financings and capital raising to corporations, partnerships, institutions and governments. We act for clients located throughout the world from our offices in New York, London, Frankfurt, Sydney, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles, Melbourne and San Francisco.

Our revenues are principally derived from financial advisory services on mergers and acquisitions, or M&A, and restructurings and are primarily driven by total deal volume and size of individual transactions. Additionally, our private capital and real estate capital advisory groups provide fund placement and other capital raising advisory services, where revenues are driven primarily by the amount of capital raised.

On April 1, 2010, we acquired the Australian advisory firm Caliburn, with six managing directors and 40 total employees at that time. Caliburn has established a strong position in that market over its 11 year history and operates in Australia and New Zealand under the name Greenhill Caliburn. At the time of its acquisition by the firm, Caliburn had advised on more than AUS $170 billion of transactions since its founding in 1999, and had revenue for its fiscal years ended June 30, 2009, 2008 and 2007 of AUS $68.0 million, AUS $80.9 million and AUS $80.8 million, respectively.

We have recruited and plan to continue to recruit new managing directors to expand our industry sector and geographic coverage. We expect these hires will, over time, add incrementally to our revenue and income growth potential. In addition to the acquisition of Caliburn we added five more managing directors in 2010, four dedicated to real estate capital advisory and one focused on the European energy sector. Since January 1, 2008, we have increased the number of client-facing managing directors by 2.4 times from 28 to 68 as of January 1, 2011. Over that period we added managing directors with sector experience in Consumer Goods, Financial Services, Gaming and Hospitality, Energy, Forest Products, Healthcare, Industrials, Infrastructure, Mining and Minerals, and Telecommunications as well as a team of managing directors focused on private equity capital advisory and another team focused on real estate capital advisory. Additionally, over the past three years we significantly increased our geographic reach by adding offices in Sydney, Tokyo, Chicago, Houston, Los Angeles, Melbourne and San Francisco.

We exited the merchant banking business in 2010 in order to focus entirely on our financial advisory business. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s historic merchant banking funds. During a transition period in 2010 we managed and administered the merchant banking funds and recorded the revenue and expenses related to our management of the merchant banking funds in our consolidated results. Under the arrangement with GCP Capital (an entity which is independent from the firm) for the year ended December 31, 2010 the excess of the management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds accrued to the benefit of GCP Capital and was distributed to GCP Capital. On January 1, 2011, GCP Capital took over the management of the merchant banking funds. As a result of our separation from the merchant banking business, we no longer generate management fee revenue or incur expenses from the management of the merchant banking funds.

While we no longer manage the merchant banking funds, we will retain our existing investments in the merchant banking funds and Iridium (NASDAQ: IRDM) and will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are liquidated over time. For the merchant banking funds the size and timing of changes in the fair value are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. Adverse changes in general economic conditions, commodity prices, credit and public equity markets, could negatively impact the amount of investment revenue realized by the firm. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Merchant Banking and Other Investment Revenues”.

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

Financial advisory revenues were $252.2 million in the year ended December 31, 2010 compared to $216.0 million in the year ended December 31, 2009, which represents an increase of 17%. At the same time, worldwide completed M&A volume increased by 2%, from $1,828.7 billion in 2009 to $1,865.0 billion in 2010(1).

For the first year since 2007 worldwide completed M&A volume increased. While we may be at the beginning stages of an economic recovery, we continue to be impacted by a volatile and uncertain environment for evaluating assets, securities and companies, which has created a more difficult environment for M&A and fundraising activity. Because we earn a majority of our financial advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our financial advisory business has been negatively impacted over the past few years by a reduction in total M&A activity, a reduction in average deal size, and a lengthening of the completion time of transactions.

During the three year period ended December 31, 2010 we have substantially expanded our geographic reach, our industry sector expertise and the total number of employees focused on our financial advisory business. During that period we increased our headcount from 234 to 323 employees resulting in an increase in our base compensation costs and other non-compensation costs, such as travel and information services. Furthermore, our occupancy costs increased during that period as we opened four offices in the United States, an office in Tokyo, and two offices in Australia and undertook significant expansions in our space in New York and London. This expansion, combined with a very modest upturn in general completed transaction activity, increased our cost ratios in 2010 as compared to prior years. In 2010, for the first time since our public offering in 2004, our ratio of compensation and benefits expense to revenue exceeded our historic policy goal of maintaining a ratio not to exceed 50%. Our pre-tax margin in 2010 was 21% compared to our historical range of 35% to 41% during the years 2005 to 2009. While we will continue to recruit senior bankers on an opportunistic basis, our priority in the near term will be to realize the benefits of our expansion as transaction activity rebounds and to seek to return towards our historic cost ratios.

We are beginning to see the benefits of revenues from our expansion. During 2010 we earned fees from 38% more clients than in the prior year and recognized revenue from a record number of transactions. Our new U.S. offices as well as the Japanese and Australian businesses made significant contributions to our revenues and our market share. We believe that our simple business model as an independent, unconflicted adviser will continue to create opportunities for us to attract new clients and increase our market share. Furthermore, we believe that we are well positioned to benefit once general transaction and fund raising activity returns towards historic normal levels.

We generally experience significant variations in revenues and profits during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large

(1)     Source: Global M&A completed transaction volume for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Source: Thompson Financial as of January 25, 2011.

amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Moreover, the timing of our recognition of gains or losses from our investment portfolio may vary significantly from period to period and depends on a number of factors beyond our control, including most notably market and general economic conditions. In addition, we report the value of our portfolio of investments at estimated fair value at the end of each quarter. The value of our investments may increase or decrease significantly depending upon market factors that are beyond our control. As a result, our quarterly results vary and our results in one period may not be indicative of our results in any future period.

Results of Operations

The following tables set forth data relating to the firm’s sources of revenues:

Historical Revenues by Source

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)

Financial advisory fees	$252.2	$216.0	$218.2	$366.7	$209.8
Merchant banking & other investment revenues	26.1	82.6	3.7	33.7	80.8

Total revenues	$278.3	$298.6	$221.9	$400.4	$290.6

Financial Advisory Revenues

Historical Financial Advisory Revenues by Client Location

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

North America	56%	65%	53%	37%	50%
Europe	18%	34%	44%	61%	49%
Australia	15%	—	—	—	—
Asia, Latin America & Other	11%	1%	3%	2%	1%

Historical Financial Advisory Revenues by Industry

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

Communications & Media	7%	1%	11%	12%	15%
Consumer Goods & Retail	6%	8%	7%	20%	4%
Energy & Utilities	14%	8%	13%	6%	7%
Financial Services	17%	19%	18%	26%	10%
General Industrial & Other	39%	36%	34%	28%	35%
Healthcare	7%	16%	8%	1%	21%
Real Estate, Lodging & Leisure	6%	2%	8%	5%	4%
Technology	4%	10%	1%	2%	4%

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

A majority of our financial advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, fund or similar transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. In certain client engagements, often those involving financially distressed companies, we earn a significant portion of our revenue in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment but are not necessarily linked to the end result.

We do not allocate our financial advisory revenue by type of advice rendered (M&A, financing advisory and restructuring, capital advisory, or other) because of the complexity of the assignments for which we earn revenue. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed client. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring. Finally, an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa.

2010 versus 2009.  Financial advisory revenues were $252.2 million for the year ended December 31, 2010 compared to $216.0 million for the year ended December 31, 2009, which represents an increase of 17%. The increase in our financial advisory fees in 2010 as compared to 2009 resulted from an increase in the volume of both completed assignments and strategic advisory assignments with related retainer fees, partially offset by a decrease in the typical scale of the fees, which resulted from smaller average transaction sizes.

Prominent financial advisory assignments completed in 2010 include:

•	the merger of Baker Hughes Incorporated with BJ Services Company;

•	the acquisition of Lihir Gold Limited by Newcrest Mining Ltd;

•	the acquisition by Emerson Electric Co. of Chloride Group plc;

•	the acquisition by Bucyrus International, Inc. of the mining division of Terex Corporation;

•	the sale of USEN Corporation’s subsidiary Intelligence Ltd. to Kohlberg Kravis Roberts & Co. L.P.;

•	the representation of the Pension Benefit Guaranty Corporation in connection with its claims in various Chapter 11 proceedings;

•	the sale of Viridian’s regulated electricity transmission and distribution business, Northern Ireland Electricity, to ESB;

•	the strategic alliance of Kohl’s Corporation’s private label credit card business with Capital One Financial Corporation;

•	the acquisition by AXA Private Equity of a portfolio of limited partnership interests in private equity funds from Bank of America; and

•	the sale by Coca-Cola Enterprises, Inc. of its North American bottling operations to The Coca-Cola Company and concurrent acquisition of the bottling operations in the Nordic region.

We earned advisory revenue from 108 different clients in 2010, compared to 78 in 2009. We earned $1 million or more from 57 clients in 2010, compared to 43 in 2009, of which 44% were new to the firm in 2010 compared to 47% in 2009. The ten largest fee-paying clients contributed 36% and 41% to our total revenues in 2010 and 2009, respectively, and only one of those clients had in any prior year been among our ten largest fee-paying clients. In 2010, we did not have any client engagements that accounted for 10% or more of our total revenue. From a global perspective in 2010 compared to 2009 our advisory revenues increased in Australia, as a result of the acquisition of Caliburn, and Japan and declined in North America. European advisory remained relatively constant year to year.

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

We earned financial advisory revenue from 78 different clients in 2009, compared to 65 in 2008. We earned $1 million or more from 43 clients in 2009, compared to 37 in 2008, of which 47% were new to the firm in 2009 compared to 24% in 2008. The ten largest fee-paying clients contributed 41% and 54% to our total revenues in 2009 and 2008, respectively, and only four of those clients had in any prior year been among our ten largest fee-paying clients. In 2009, we earned approximately 10% of our total revenue from our single largest client engagement (advice to Roche Holdings Ltd. in connection with its acquisition of the outstanding publicly held interest in Genentech, Inc.). In 2008, we earned approximately 10% of total revenues from our single largest client engagement (advice to Delta Air Lines in connection with it merger with Northwest Airlines). From a global perspective in 2009 as compared to 2008 our advisory revenues increased in North America and declined in Europe.

Merchant Banking and Other Investment Revenues

In December 2009 we sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a non-controlling ownership interest in our subsidiary, Greenhill Capital Partners II LLC (“GCP II LLC”), to GCP Capital. During 2010, under the terms of the separation agreement, GCP II LLC managed and administered the merchant banking funds during a transition period, which ended on December 31, 2010. Effective January 1, 2011, GCP

Capital took over management of the merchant banking funds and as a result we will no longer earn management fee revenue or incur expenses related to that business.

During 2010 we recorded the revenues and expenses related to our management of the merchant banking funds in our consolidated results. During that period GCP Capital had a preferred economic interest in the first $10.0 million of profits of GCP II LLC and accordingly, the $4.9 million excess of management fee revenue over amounts incurred for compensation and other operating expenses that accrued to the benefit of GCP Capital, was presented as noncontrolling interest expense, which had the effect of reducing our net income allocated to common shareholders. Effective January 1, 2011, we no longer manage the merchant banking funds, however we retain our existing investments in the merchant banking funds and will continue to recognize gains and losses on our investments until such investments are realized over time. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

For 2010 and prior years our merchant banking activities consisted primarily of the management of and our investments in Greenhill’s merchant banking funds and our investment in Iridium. The following table sets forth additional information relating to our merchant banking and other investment revenues:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions)

Management fees	$12.9	$17.4	$19.2	$17.3	$15.2
Net realized and unrealized gains (losses) on investments in merchant banking funds	6.7	3.5	(20.1)	7.0	27.1
Net realized and unrealized merchant banking profit overrides	0.2	(0.7)	(2.7)	1.8	34.6
Sale of certain merchant banking assets	1.1	21.8	—	—	—
Net unrealized gain (loss) in Iridium	5.0	42.2	2.6	—	—
Other realized and unrealized investment income (loss)	(0.2)	(1.9)	1.1	2.2	0.8
Interest income	0.4	0.3	3.6	5.4	3.1

Total merchant banking and other investment revenues	$26.1	$82.6	$3.7	$33.7	$80.8

Through December 31, 2010 we generated merchant banking and other investment revenue from (i) management fees paid by the merchant banking funds, (ii) gains (or losses) on our investments in the merchant banking funds, Iridium and similar vehicles, and (iii) profit overrides. In addition, our merchant banking and other investment revenues included the gain related to our 2009 sale of certain merchant banking assets.

We earned management fees from the merchant banking funds generally ranging from 1.5% to 2.5% of committed capital during the 5 year commitment period and ranging from 1.0% to 2.0% of invested capital after the termination of the applicable commitment period. The amount of management fees earned from a fund after the termination of the commitment period declines because the fee percentage paid by limited partners is lower and the fee calculation is based upon invested capital instead of committed capital. Invested capital decreases as the investments are liquidated.

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. In addition, we recognize the consolidated earnings of the general partners of these funds in which we have a majority economic interest, offset by allocated expenses of the funds. We also recognize revenue based on the realized and unrealized gains (or losses) from our investment in Iridium on a quarterly basis. We record our investments at estimated fair value. The value of the merchant banking fund investments in privately held companies is determined on a quarterly basis by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by the merchant banking funds as well as those held directly by us in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, due to the volatility in general economic conditions, stock markets and commodity prices we may record significant changes in the fair value of the investments from quarter to quarter. Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Merchant Banking and Other Revenues”.

Based on our original position as the general partner of the existing merchant banking funds, we are entitled to receive an override of the profits of the funds after certain performance hurdles are met; whether these hurdles can be met will depend on the underlying fair value of each portfolio company. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). As of December 31, 2010, the net internal rate of return of each investment in GCP II, GCP Europe and GSAVP was negative. We have not recognized profit overrides from these investments. Unless there are significant gains in the value of the portfolio companies in each fund it is not likely that the profit threshold for each fund will be exceeded and accordingly is not likely that profit override revenue will be recognized. In connection with the sale of the merchant banking business the share of any profit overrides earned by the merchant banking funds to which we will be entitled was reduced for investments made by the merchant banking funds after January 1, 2010 to 1 out of 20 points, or 5% of the profit override earned, from 10 out of 20 points, or 50% of the profit override earned from investments made prior to 2010.

We recognize gains or losses from our investment in Iridium based on the fair market value of our investment as of the end of any period. At of December 31, 2010 and 2009, we owned 8,924,016 shares of Iridium common stock and 4,000,000 Iridium $11.50 warrants (NASDAQ: IRDMZ), or approximately 12% of the Iridium’s common stock on a fully diluted basis. In 2010, the fair market value of our investment in Iridium increased by $5.0 million. In 2009, we recorded an unrealized gain of $42.2 million in our investment in Iridium as a result of the business combination with GHL Acquisition Corp.

At December 31, 2010, the firm had principal investments of $160.9 million, including our investment in Iridium of $80.9 million. Declines in the fair market value of the merchant banking funds and particularly Iridium, because of the relative size of that investment, may adversely affect the amount of merchant banking and other investment revenues recorded in any period.

In 2009, we recognized a gain of $21.8 million from the sale of certain assets relating to our merchant banking business to GCP Capital in exchange for 289,050 shares of the firm’s common stock. In addition, approximately $2.6 million of additional gain on the sale was deferred and is being recognized principally over the two years following the sale. In 2010 we recognized $1.1 million of the $2.6 million deferred gain.

2010 versus 2009.  For the year ended December 31, 2010, the firm earned $26.1 million in merchant banking and other investment revenues compared to $82.6 million in the year ended December 31, 2009. The decrease in 2010 merchant banking and other investment revenues resulted primarily from the absence of both the large 2009 unrealized gain recorded in Iridium and the gain related to the sale of certain merchant banking assets as part of our separation from that business. Management fees declined in 2010 as compared to the prior year as a result of the expiration of the commitment period in June 2010 of GCP II. The firm had no gains (or losses) from any single investment in 2010 that accounted for more than 10% of total revenues. The gain recognized by the firm on its investment in Iridium in 2009 contributed more than 10% to total revenues.

2009 versus 2008.  For the year ended December 31, 2009, the firm earned $82.6 million in merchant banking and other revenues compared to $3.7 million in 2008, an increase of $78.9 million. The increase in merchant banking and other investment revenue resulted primarily from the $42.2 million unrealized gain on the firm’s investment in Iridium and the $21.8 million gain related to the sale of certain merchant banking assets in connection with the separation of the merchant banking business. In 2009 there was a slight increase in the fair market value of our investments in the merchant banking funds as compared to a decline in the fair market value of the merchant banking funds in 2008. The decrease in management fees in 2009 as compared to 2008 related to the payment of a transaction fee by a merchant banking portfolio company in 2008, which offset management fees payable in 2009.

The investment gains or losses in our merchant banking and other investment portfolio may fluctuate significantly over time due to factors beyond our control, such as performance of each company in the merchant banking portfolio, equity market valuations, commodity prices and merger and acquisition opportunities. Revenue recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenue that may be realized and/or recognized in future periods.

Operating Expenses

For the year ended December 31, 2010, total operating expenses were $219.4 million, compared to $184.8 million for the same period in 2009. The increase of $34.6 million, or 19%, results from increases in compensation expense and non-compensation expenses, both related to the expansion of the firm, as described in more detail below. Similarly, as a result of relatively low revenue and an increase in our operating costs, our 2010 pre-tax income margin was 21% as compared to 38% in 2009.

We classify operating expenses as employee compensation and benefits expense and non-compensation expenses. Operating expenses apart from compensation historically have been modest in proportion to revenues, as a result of the relatively small number of staff and related costs (including travel, office space, communications, information services, depreciation, professional services and interest expense) that the firm bears. A portion of certain costs are reimbursed by clients under the terms of client engagements.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients and merchant banking portfolio companies:

	For the Year Ended
	December 31,
	2010	2009	2008
	(in millions, except employee data)

Number of employees at year end	323	290	234
Employee compensation and benefits expense	$159.9	$138.3	$102.0
% of revenues	57%	46%	46%
Non-compensation expenses	59.5	46.5	42.0
% of revenues	21%	16%	19%
Total operating expenses	219.4	184.8	144.0
% of revenues	79%	62%	65%
Total income before tax	59.0	113.9	77.9
Pre-tax income margin	21%	38%	35%

Compensation and Benefits Expenses

The principal component of our operating expenses is employee compensation and benefits expense. Since our IPO in 2004 we have sought to keep our total compensation and benefits expense to a ratio that would not exceed 50% of total revenues each year. For the years 2005 through 2009 our ratio of compensation to revenues was 46%. For the year ended December 31, 2010 the ratio of compensation to revenues was 57% as more fully described below. The actual compensation expense ratio is determined by management in consultation with the Compensation Committee and based on such factors as the relative level of revenues, anticipated compensation requirements for our employees, the level of recruitment of new managing directors in any given period, the amount of compensation expense amortized for restricted stock units and other relevant factors.

The compensation we pay to our employees consists of (i) base salary and benefits, (ii) annual incentive compensation payable as cash bonus awards and (iii) long-term incentive compensation awards of restricted stock units. Base salary and benefits are paid ratably throughout the year. Awards of restricted stock units are discretionary and are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally five years. As we expense these awards, the restricted stock units recognized are recorded within stockholders’ equity. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including the performance of the firm, and are generally paid in February in respect of the preceding year.

Our base compensation increased from $50.0 million in 2008 to $81.3 million in 2010. The increase in base compensation reflects the addition of approximately 90 new employees over that period and an increase in the base amount paid to our professional employees who were not managing directors consistent with increases made to such employees by our competitors.

Awards of restricted stock units are charged to expense during the service period over which the award vests, which is generally five years with nearly 90% of the award (for an award which vests ratably over the period) expensed within three years of the grant. Amortization of restricted stock awards amounted to $32.2 million in 2008, $40.5 million in 2009 and $53.6 million in 2010. In February 2011, our employees were granted 919,768 restricted stock units as part of the long-term incentive award program. In conjunction with the acquisition of Caliburn we awarded 212,685 restricted stock units of which 127,575 will vest in April 2013 and 85,050 will vest in April 2015 subject to the achievement of certain revenue performance targets. We will begin to amortize these awards over the remaining vesting period when (if ever) it is probable that the performance targets will be met.

The discretionary cash bonus payments generally represent the excess amount of the compensation pool over the amount of base compensation and amortization of restricted stock awards. Cash bonus payments of $21.0 million, $37.0 million and $24.9 million were paid and/or accrued in 2008, 2009 and 2010, respectively. The majority of the payments in each of the last three years were made to professional employees who were not managing directors, consistent with our philosophy of providing our senior bankers a greater share of their compensation in the form of long term incentive compensation.

The increase in the 2010 ratio of compensation and benefits expense to revenue as compared to the ratio in prior periods principally resulted from an increase in base compensation costs, which was mainly attributable to employees added with the acquisition of Caliburn, the addition of a significant number of new senior bankers, and increased amortization of restricted stock awards related to both new hires who joined us in the past few years and annual long term compensation awards, compared to a more modest increase in our revenues since 2008. Historically, our growth in revenues has lagged our growth in headcount. In addition, our third year of significant personnel expansion occurred in a period during which M&A volume declined and our financial advisory revenues grew only modestly. It is our objective to return towards our stated policy of a ratio of compensation to revenue not to exceed 50%. We will balance this policy goal with our objective of retaining our core personnel and compensating them at prevailing market rates, and of continuing to expand our industry expertise and geographic reach.

2010 versus 2009.  Our employee compensation and benefits expenses were $159.9 million for the year ended December 31, 2010 as compared to $138.3 million of compensation and benefits expense for the same period in 2009. The increase of $21.6 million, or 16%, principally results from the significant recruitment of managing directors during 2010, including those who joined us as a result of the acquisition of Caliburn. For 2010, the ratio of compensation to revenues was 57% as compared to 46% in 2009.

2009 versus 2008.  For the year ended December 31, 2009, our employee compensation and benefits expenses were $138.3 million, which compares to $102.0 million of compensation and benefits expense for the year ended December 31, 2008. The increase of $36.3 million, or 36%, is due to the higher level of revenues in 2009 compared to 2008. For the year ended December 31, 2009, the ratio of compensation to revenues was 46%, which was the same as 2008.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular year depending upon the increase in headcount, amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular year may not be indicative of compensation expense in a future period.

Non-Compensation Expenses

Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation, interest expense and other operating expenses. Reimbursed client expenses are netted against non-compensation expenses.

Over the long-term we expect that our non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments. The amount of such increases will be dependent mostly on our geographic expansion to new locations and to a much lesser extent on our increase in headcount within our existing locations. Since 2008 our non-compensation costs increased by $17.5 million, of which $10.0 million relates to our expansion in Japan and Australia. The remaining cost increases relate principally to occupancy costs for new U.S. offices, greater travel costs associated with business development by a greater number of employees, and professional fees related to the acquisition of Caliburn.

2010 versus 2009.  For the year ended December 31, 2010, our non-compensation expenses were $59.5 million, compared to $46.5 million for the same period in 2009, reflecting an increase of $13 million or 28%. The increase in non-compensation expenses includes costs from our recently acquired Australian business of $6.7 million, including $2.4 million related to the amortization of acquired intangible assets. As compared to 2009 the remainder of the increase in costs related to higher occupancy, travel, and other costs related to the increase in personnel and transaction costs incurred for the Australian acquisition. Interest expense increased due to higher average borrowings outstanding in 2010 as compared to 2009.

Non-compensation expenses as a percentage of revenues were 21% and 16% for the years ended December 31, 2010 and 2009, respectively. This increase in non-compensation expenses as a percentage of revenue in the year ended December 31, 2010 as compared to the prior year reflects higher expenses spread over lower revenues.

2009 versus 2008.  For the year ended December 31, 2009, our non-compensation expenses were $46.5 million, which compared to $42.0 million for the year ended December 31, 2008, representing an increase of $4.5 million, or 11%. The increase is principally related to the absence of foreign currency gains compared with 2008, higher professional fees attributable to the sale of certain merchant banking assets and an advisory assignment, higher occupancy costs related to the addition of new offices, partially offset by decreased interest expense due to lower average borrowings outstanding.

Non-compensation expenses as a percentage of revenues were 16% and 19% for the years ended December 31, 2009 and 2008, respectively. The decrease in non-compensation expenses as a percentage of revenue in the year ended December 31, 2009 as compared to the prior year reflects higher expenses spread over significantly higher revenues.

The firm’s non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in annual revenue amounts, the increase in headcount, the amount of recruiting and business development activity, the amount of office expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of our short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular year may not be indicative of the non-compensation expenses as a percentage of revenue in future years.

Provision for Income Taxes

We are subject to federal, foreign and state and local corporate income taxes in the United States. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.

2010 versus 2009.  For the year ended December 31, 2010, the provision for taxes was $19.5 million, which reflects an effective tax rate on income allocated to common stockholders of 36%. This compares to a provision for taxes for the year ended December 31, 2009 of $42.7 million, which reflects an effective tax rate of 38% for the year. The decrease in the provision for taxes is attributable to lower pre-tax income. The decrease in the effective tax rate primarily resulted from relatively lower state taxes during the year ended December 31, 2010 as compared to 2009.

In 2010 we incurred tax losses in Europe, Canada and Japan which in aggregate totaled $23.6 million. The losses attributable to each jurisdiction may be carried forward for twenty years and longer to offset future taxable income in these respective jurisdictions. Based upon the historic profitability of our business in Europe and Canada as well as revenues we expect to generate from current assignments in each jurisdiction, we believe that we will fully utilize our tax loss carryforwards.

2009 versus 2008.  For the year ended December 31, 2009, the provision for taxes was $42.7 million, which reflects an effective tax rate of 38%. This compares to a provision for taxes for the year ended December 31, 2008 of $29.4 million, which also reflects an effective tax rate of 38% for the year. The increase in the provision for income taxes in 2009 as compared to 2008 principally results from higher pre-tax income. The effective tax rate for 2009 reflected the benefit of the sale of certain merchant banking assets, which was structured as a tax-free transaction, offset by a significantly greater portion of our 2009 earnings generated in the U.S., a jurisdiction that has a relatively high corporate tax rate.

The effective tax rate can fluctuate as a result of variations in the relative amounts of financial advisory and investment income earned in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Noncontrolling interest

As part of our historical involvement in the merchant banking funds we control the general partners of GCP I, GCP II, GSAVP and GCP Europe (collectively the “General Partners”), and we have a majority of the economic interest in those entities. We did not sell our interest in the General Partners in conjunction with our exit from the merchant banking business and we continue to control them after our separation.

We also control GCP LLC II (the “Interim Manager”) although GCP Capital has a preferred economic interest in the first $10.0 million of its 2010 profits. In accordance with our arrangement with GCP Capital, which we entered into as part of the separation of our merchant banking business, we managed and administered the merchant banking funds through the Interim Manager during a transition period from December 22, 2009 through December 31, 2010. During that period the excess of management fees revenue over amounts paid for compensation and other operating costs associated with the management of the merchant funds accrued to the benefit of the GCP Capital.

In accordance with the applicable accounting guidance for variable interest entities, because we controlled the Interim Manager during 2010 and the General Partners during 2010 and in prior years, we included all revenues and expenses of such entities in our consolidated results. The allocable portion of the economic profit that was not attributable to the firm was recorded as net income allocated to noncontrolling interests and reduced or increased net income allocated to our common shareholders depending upon whether the entities generated earnings or incurred a loss.

Effective December 31, 2010 we no longer control the Interim Manager and accordingly we will no longer generate revenues or expenses related to the management of the merchant banking funds. As a result, we will no longer recognize in our future financial results net income allocable to noncontrolling interests from the Interim Manager. We will, however, continue to control the General Partners although we do not expect to recognize on a year-to-year basis any significant gain or loss from them unless we realize profit overrides from the investments. Accordingly, we do not expect the amount of general partner earnings or loss allocable to noncontrolling interests to be significant. See “Management Discussion and Analysis — Liquidity and Capital Resources”.

2010 versus 2009.  For the year ended December 31, 2010, net income allocated to noncontrolling interests was $4.9 million, which reduced net income allocable to our common shareholders by that amount. For the year ended December 31, 2009, the net loss allocable to noncontrolling interests was $0.1 million, which increased net income allocable to our common shareholders by that amount. The increase in the amount of net income allocable to noncontrolling interests in 2010 was entirely related to the preferred economic interest due GCP Capital for the excess of management fee revenue over costs associated earned by the Interim Manager. For 2010 there was not any income or loss realized by the General Partners.

2009 versus 2008.  For the years ended December 31, 2009 and 2008, our noncontrolling interests recognized losses of $0.1 million and $0.5 million, respectively, which increased net income allocable to our common shareholders in each year. The noncontrolling interest losses recognized in 2009 and 2008 arose from the portion of the losses of the merchant banking funds allocated to the General Partners, which were not attributable to the firm.

Net Income and Earnings Per Share

2010 versus 2009.  For the year ended December 31, 2010, net income allocated to common stockholders was $34.5 million, or $1.12 per diluted share, as compared to net income allocated to common stockholders of $71.2 million, or $2.39 per diluted share, in 2009. The decrease in earnings per share principally resulted from the increase in both compensation and non-compensation costs as described above as well as the decrease in total revenues.

During 2010 our fully diluted average shares outstanding increased to 30.8 million from 29.8 million in 2009. The increase in our average shares outstanding principally related to the issuance of 1.1 million shares in connection with the acquisition of Caliburn in April 2010 and the recognition of 0.4 million restricted stock unit awards, net of shares deemed repurchased by the firm for the settlement of employee tax liabilities arising upon the vesting of the awards, partially offset by both open market repurchases of 0.2 million shares and 0.3 million shares received in December 2009 from certain employees in conjunction with the sale of the merchant banking business. The average shares outstanding at December 31, 2010 does not include an additional 1.1 million contingent convertible preferred shares issued to the founding partners of Cailburn, which may be converted to an equal number of common shares of the firm in the event certain performance targets are achieved in the future. See “Note 3 — Acquisition, Note 9 — Equity and Note 10 — Earnings Per Share” of the Consolidated Financial Statements for a description of the convertible preferred shares.

2009 versus 2008.  For the year ended December 31, 2009, net income allocated to common stockholders was $71.2 million, or $2.39 per diluted share, as compared to net income allocated to common stockholders of $49.0 million, or $1.74 per diluted share, in 2008. The increase in earnings per share principally resulted from the increase in revenue as described above.

During 2009 our fully diluted average shares outstanding increased to 29.8 million from 28.2 million in 2008. The increase in our average shares outstanding principally related to weighted average impact of the issuance of 1.3 million shares issued by us in a primary offering in November 2008 and the recognition of 0.3 million restricted stock unit awards, net of shares deemed repurchased by the firm for the settlement of employee tax liabilities arising upon the vesting of the awards. In 2009 we did not make any open market share repurchases. In 2008 we made open market repurchases of 0.1 million shares.

Geographic Data

For a summary of the total revenues, income before taxes and total assets by geographic region, see “Note 16 — Business Information” to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. As cash accumulates, it is retained in financial institutions with high credit ratings and/or invested in short-term investments which are expected to provide significant liquidity.

We generate cash from our operating activities principally in the form of financial advisory fees and our investment activities in the form of distributions of investment proceeds. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, the funding of our commitments to the merchant banking funds, payment of dividends, repurchase of shares of our stock (both in open market purchases and repurchases from our employees in conjunction with the payment of taxes liabilities incurred on the vesting of restricted stock awards) and leasehold improvements.

Because a portion of the compensation we pay to our employees is distributed in annual bonus awards in February of each year, our net cash balance is typically at its lowest level during the first quarter and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks, and fees generated through our private equity and real estate capital advisory services, which are generally paid in installments over a period of three years. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2011, cash bonuses and accrued benefits of $17.6 million relating to 2010 compensation were paid to our employees. In addition, we expect to pay approximately $7.3 million in early 2011 related to income taxes owed in the United States and Australia for the year ended December 31, 2010.

Our deferred tax liabilities may increase or decrease from period to period depending upon the change in the fair value of our investments in the merchant banking funds and other principal investments. Our current tax liability will increase at the time we realize investment gains. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods.

We historically earned fees from the management of our merchant banking funds. For the years ended December 31, 2010, 2009 and 2008, those fees totaled $12.9 million, $17.4 million and $19.2 million, respectively. On December 31, 2010, we exited the merchant banking business. Prior to that time, our merchant banking activities consisted primarily of management of and investment in our historic merchant banking funds. During a transition period in 2010 we managed and administered the merchant banking funds and recorded the revenue and expenses related to our management of the merchant banking funds in our consolidated results and distributed the excess of the management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds to GCP Capital. On January 1, 2011, GCP Capital took over the management of the merchant banking funds and as a result, we no longer earn management fee revenue or incur associated costs related to the management of the merchant banking business.

Although we no longer manage the merchant banking funds, we retained our existing principal investments in the merchant banking funds as well as our investment in Iridium. We also retained our allocation of profit override for investments made prior to 2010. However, unless the funds realize significant gains it is not likely that the earnings of any of the funds will exceed their profit thresholds and therefore, we currently do not expect to recognize any profit override revenue in future periods.

At December 31, 2010 we had unfunded commitments to the existing merchant banking funds of approximately $34.6 million, of which we expect up to $28.2 million will be drawn down in the next few years. We expect that approximately $1.5 million of the firm’s unfunded commitment to GCP II of $7.9 million may be drawn down for follow-on investments through June 2012, the termination date of the fund’s extended commitment period, with the remaining commitment to be undrawn. Our unfunded commitments to GSAVP, GCP Europe, Greenhill Capital Partners III were $3.4 million, $19.0 million (£12.2 million), and $4.3 million, respectively, as of December 31, 2010 and may be drawn on through September 2011, December 2012, and November 2015, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”

To provide for working capital needs and other general corporate purposes we have a $75.0 million revolving bank loan facility. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. Interest on borrowings is based on the higher of the Prime Rate or 4.0%. The maturity date of the facility is April 30, 2011. At December 31, 2010, we had $67.0 million of borrowings outstanding on the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants. At December 31, 2010, the firm was compliant with all loan covenants.

We generally roll over the maturity date of our revolving loan facility annually and expect to do so on or prior to the scheduled maturity date of April 30, 2011. Our inability to extend the maturity date of the loan or renew the facility on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. There is no assurance, if our credit facility is not renewed with the current lender, that we would be able to obtain a new credit facility from a different lender or raise debt securities in the public or private markets. In order to repay the outstanding balance of our credit facility, or if we are unable to renew our credit facility, we could be required to repatriate funds to the U.S., liquidate some of our principal investments or issue additional securities, or a combination of each, in each case on terms which may not be favorable to us.

As a result of our decision to separate from the merchant banking business we are focused entirely on our advisory business. Over the next five years we plan to liquidate our investments in the merchant banking funds, Iridium, and other investments, which had an estimated fair market value of $160.9 million as of December 31, 2010. While we will continue to fund the remaining commitments to the existing merchant banking funds, we have substantially reduced our commitments to successor funds and do not expect to make other fund commitments.

The merchant banking funds typically invest in privately held companies. The ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term.

Our investments in Iridium, which represent approximately 12% of Iridium’s fully diluted common stock, had a value of $80.9 million as of December 31, 2010. In 2010 all contractual restrictions on the sale of our investments in Iridium lapsed. Our ability to sell all or a portion of our investments in Iridium at a value that is attractive to us is subject to factors such as general economic, sector and stock market conditions, and other factors, which we cannot control. Moreover, we may be limited in our ability to sell our investment in Iridium because we sit on the board of directors of the company. It is our intention to monetize our position in a disciplined manner over time dependent on market conditions.

We generally use a portion of our cash reserves to repurchase shares of our common stock, pay dividends and fund capital commitments. In April 2010, our Board of Directors authorized the repurchase of up to $100 million of our common stock through the period ending December 31, 2011. We expect to fund our repurchase of shares as we realize proceeds from our investments and/or generate operating cash flow as transaction activity further rebounds. Our remaining commitments to our merchant banking funds may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of share repurchase opportunities, capital calls or distribution of investment proceeds.

During the year ended December 31, 2010 the firm repurchased 181,550 shares of its common stock in open market purchases at an average price of $68.21. As of February 23, 2011 we had remaining authorization to repurchase up to $87.6 million. Additionally, during the year ended December 31, 2010, the firm is deemed to have repurchased 317,554 shares of its common stock at an average price of $78.18 per share (for a total cost of $24.8 million) in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. Based upon the number of restricted stock unit grants outstanding at December 31, 2010, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $91.5 million (as calculated based upon the closing share price as of February 7, 2011) over the next five years, of which approximately $22.6 million will be payable in 2011, $14.3 million will be payable in 2012, $14.7 million will be payable in 2013, $27.8 million will be payable in 2014, and $12.1 million will be payable in 2015 (assuming tax rates remain at the current levels). We will realize a corporate income tax benefit concurrently with the cash settlement payments.

Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of the firm’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. If the performance target for a tranche are not achieved the contingent convertible preferred shares in such tranche will be cancelled. In addition to the equity issued to the sellers, the selling shareholders and certain other non-founding partners received a post closing distribution of profits accrued prior to the acquisition date of approximately $6.9 million. In connection with the acquisition we assumed Caliburn’s deferred compensation plan and acquired a corresponding amount of both cash and equity mutual fund investments of approximately $11.3 million. The amount payable under such plan will be funded through the liquidation of the cash and equity mutual fund investments in the plan principally over the period ending 2013.

As of December 31, 2010 we had cash and cash equivalents on hand of $78.2 million, of which $50.0 million were held outside the U.S. We are currently subject to federal income tax on our domestic earnings and that portion of our foreign earnings which we repatriate. It has been our policy to retain approximately 50% of our foreign earnings within our foreign operating units to minimize our global tax burden and to fund our foreign investment needs. However, in the event our cash needs in the U.S. exceed our cash reserves and availability under the revolving loan facility, we may repatriate additional cash from our foreign operations, which could result in an incremental tax liability.

We evaluate our cash operating position on a regular basis in light of current market conditions. Our recurring monthly operating disbursements consist of base compensation expense and other operating expenses, which principally include costs for occupancy, information services, professional fees, travel and entertainment, interest expense and other general expenses, which amounted to $134.9 million in 2010. Our recurring quarterly and annual disbursements consist of tax payments, dividend distributions, repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units and cash bonus payments. These amounts vary depending upon our profitability and other factors. We incur non-recurring disbursements for our investments in the merchant banking funds, leasehold improvements and share repurchases. While we believe that the cash generated from operations and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, commitments to the merchant banking activities, build-out costs of new office space, tax obligations, share repurchases and common dividends, we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.

Cash Flows

2010. Cash and cash equivalents increased by $3.8 million in 2010, including an increase of $5.1 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $68.2 million in operating activities, including $83.4 million from net income after giving effect to the non-cash items and a net decrease in working capital of $15.2 million (principally from a decrease in financial advisory fees receivable, offset by an increase in other assets and a decrease in accrued compensation payable). We used $6.8 million in investing activities, including $16.2 million related to the funding of commitments in the merchant banking funds and other investments, $8.1 million for the build-out of new office space and purchases of other equipment, $3.0 million for the payment of post closing working capital distribution to the founders of Caliburn, partially offset by $20.6 million of distributions received from merchant banking investments. We used $62.7 million for financing activities, including $24.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of vested restricted stock units, $12.4 million for the repurchase of our common stock in the open market, $4.2 million of excess profit distributions to GCP Capital and $56.9 million for the payment of dividends, partially offset by $29.9 million of net borrowings from our revolving loan facility.

2009. Cash and cash equivalents increased by $11.6 million in 2009, including an increase of $2.1 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $61.4 million in operating activities, including $62.1 million from net income after giving effect to the non-cash items and a net decrease in working capital of $0.7 million (principally from a decrease in taxes payable offset by an increase in accrued compensation payable). We generated $0.2 million in investing activities, including $12.4 million related to distributions received from merchant banking investments partially offset by $7.5 million in new investments in merchant banking funds and other investments and $4.7 million for the build-out of new office space. We used $52.1 million for financing activities, including $9.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of vested restricted stock units and $53.6 million for the payment of dividends, partially offset by $10.7 million of net borrowings from our revolving loan facility.

2008. Cash and cash equivalents decreased by $128.8 million in 2008, including a $12.9 million reduction resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year end foreign currency conversion rates. We used $13.9 million from operating activities, including $84.8 million from net income after giving effect to the non-cash items offset by a net decrease in working capital of $98.7 million (principally from the payment of both accrued year-end 2007 bonuses and corporate income taxes). We used $37.2 million from investing activities, including $30.2 million for investments in merchant banking funds, $8.0 million in GHLAC, $2.2 million in

Barrow Street Capital III, LLC and $22.9 million in Iridium and $2.8 million for the build-out of new office space, offset by $17.7 million related to distributions received from merchant banking investments and proceeds of $11.2 million from the sale of investments. We used $64.8 million for financing activities, including $60.0 million for the net repayment of our revolving loan facility, $21.8 million for the repurchase in the open market of our common stock, $50.0 million for the payment of dividends and $1.4 million for the repayment of prior undistributed earnings to GCI’s U.K. members offset by $67.3 million from the issuance of common stock.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2010:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in millions)

Operating lease obligations	$109.8	$13.3	$27.7	$23.2	$45.6
Revolving loan facility	67.0	67.0	—	—	—
Merchant banking and other commitments(a)	34.9	17.8	15.4	1.7	—

Total(b)	$211.7	$98.1	$43.1	$24.9	$45.6

(a)	We may be required to substantially fund our merchant banking commitments at any time through 2015, depending on the timing and level of investments by GCP II, Greenhill Capital Partners III LP (“GCP III”), GCP Europe, GSAVP and other merchant banking funds , although we do not expect these commitments to be drawn in full. Since the merchant banking commitments can be drawn at any time over the life of the commitment period, the amounts above are shown as if spread ratably over the life of the primary commitment period. The commitment period for GCP II expired in June 2010 and up to 15% of the commitment may be drawn for follow-on investments over the two year period after the expiration of the commitment period. The remaining commitment outstanding to GCP Europe has been converted from pounds sterling to U.S. dollars at the effective rate as of December 31, 2010 for purposes of inclusion in this table.

(b)	Total contractual obligations have not been reduced by approximately $3.4 million in minimum sublease rentals due during the period 2011 to 2014 under a noncancelable sublease from GCP Capital.

Market Risk

We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GSAVP, GCP Europe and other merchant banking funds, Iridium and other investments.

We maintain our cash and cash equivalents with financial institutions with high credit ratings. We may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short term cash investments are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, and yen, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. We may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency.

With regard to our investments in both merchant banking funds and Iridium we face exposure to changes in the estimated fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in the merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at December 31, 2010, the market prices of all public securities, including Iridium, were 10% lower, the impact on our operations would be a decrease in revenues of $8.4 million. We meet on a quarterly basis to determine the fair value of the investments held in the merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 38% of our revenues for the year ended December 31, 2010 were denominated) and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. During the year ended December 31, 2010 as compared to 2009 the value of the U.S. dollar remained relatively constant to the pound sterling and the euro. On the other hand, the U.S. dollar weakened, on weighted average basis, relative to the Canadian dollar and yen in 2010 (currencies in which we generated approximately 5% of our revenue) as compared to the same period in 2009. Accordingly, our earnings in 2010 were slightly higher than they would have been in the same period in the prior year had the value of the U.S. dollar relative to those other currencies remained constant. While our earnings are subject to volatility from foreign currency changes we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates

We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Basis of Financial Information

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

The consolidated financial statements of the firm include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the firm has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, the firm consolidates the general partners of the merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in the merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The firm does not consolidate the merchant banking funds since the firm through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.

Noncontrolling Interests

The firm records the noncontrolling interests of other consolidated entities as equity in the consolidated statements of financial condition. Additionally, the consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders.

The portion of the consolidated interests in the general partners of the merchant banking funds, the majority of which are held directly by GCP Capital, an entity not controlled by the firm, are presented as noncontrolling interest in equity.

Revenue Recognition

Financial Advisory Fees

The firm recognizes financial advisory fee revenue for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The firm recognizes private equity and real estate capital advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as financial advisory fee revenue over the period in which the related service is rendered.

The firm’s clients reimburse certain expenses incurred by the firm in the conduct of financial advisory engagements. Expenses are recorded net of such client reimbursements.

Merchant Banking and Other Investment Revenues

Merchant banking revenues consist of (i) management fees derived from merchant banking activities, (ii) gains (or losses) on the firm’s investments in merchant banking funds and other principal investment activities, and if any, (iii) merchant banking profit overrides.

Management fees earned from merchant banking activities are recognized over the period of related service.

The firm recognizes revenue on its investments in the merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by the merchant banking funds and certain other investments are recorded at estimated fair value. The value of the merchant banking funds investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the firm’s investments are carried on consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.

If certain financial returns are achieved over the life of the fund, the firm recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors, except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The firm would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2010, the firm believes it is more likely than not that the amount of profit overrides recognized as revenue will be realized and accordingly, the firm has not reserved for any clawback obligations under applicable fund agreements.

Investments

The firm’s investments in the merchant banking funds are recorded under the equity method of accounting based upon the firm’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The firm’s other investments, which consider the firm’s influence or control of the investee, are recorded at estimated fair value or under the equity method of accounting based, in part, upon the firm’s proportionate share of the investee’s net assets.

Derivative Instruments

The firm accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the firm records warrants at estimated fair value in the consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other investment revenues in the consolidated statements of income. The warrants held by the firm are not designated as hedging instruments.

Restricted Stock Units

The firm accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and generally amortized over a five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the firm’s common stock at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. The firm records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.

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

Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income (loss) in the consolidated statements of changes in equity.

Business Combinations

Business combinations are accounted for in accordance with the guidance for business combinations. The firm uses a fair value approach to measure the assets acquired and liabilities assumed in a business combination. Assets acquired and liabilities assumed in a business combination are valued at fair value, regardless of the purchaser’s cost of acquisition. Any associated transaction costs are expensed as incurred.

Provision for Taxes

The firm accounts for taxes in accordance with the guidance for income taxes which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

The firm follows the guidance for income taxes in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance.

Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. Management applies the “more-likely-than-not criteria” when determining tax benefits.

Cash and Cash Equivalents

The firm considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits.

Financial Instruments and Fair Value

The firm accounts for financial instruments measured at fair value in accordance with accounting guidance for fair value measurements and disclosures which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the firm performs a detailed analysis of the assets and liabilities that are subject these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur.

Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements and specifically require entities to disclose i) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers; ii) the reasons for any transfers in or out of Level 3; and iii) information in the reconciliation of recurring Level 3 measurements about purchases, sales issuances and settlements on a gross basis. These amended principles require only disclosures concerning fair value measurements and adoption did not and will not affect the firm’s financial condition, results of operation or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk” above for a discussion of market risks.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are listed in “Item 15. Exhibits and Financial Statement Schedules”.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Based upon their evaluation of the firm’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this 2010 Form 10-K, the firm’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the firm’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Management’s report on the firm’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are included on pages F-2 — F-4 of this report.

In addition, on May 19, 2010 our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding members of the Board of Directors and Greenhill’s Corporate Governance will be presented in Greenhill’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be held on April 20, 2011, and is incorporated herein by reference. Information regarding our executive officers is included in Part I of this Form 10-K under the caption “Executive Officers and Directors.”

Item 11.  Executive Compensation

Information regarding executive compensation will be presented in Greenhill’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be held on April 20, 2011, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in Greenhill’s definitive proxy statement for its 2010 annual meeting of stockholders, which will be held on April 20, 2011, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related party transactions, and director independence will be presented in Greenhill’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be held on April 20, 2011, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in Greenhill’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be held on April 20, 2011, and is incorporated herein by reference.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective.

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

We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of Greenhill & Co., Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhill & Co., Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Greenhill & Co., Inc.

We have audited Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010 of Greenhill & Co., Inc. and subsidiaries and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 28, 2011

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,

	2010	2009

Assets
Cash and cash equivalents ($7.7 million and $1.0 million restricted from use at December 31, 2010 and 2009, respectively)	$78,227,209	$74,473,459
Financial advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at December 31, 2010 and 2009, respectively	30,187,204	26,021,124
Other receivables	2,899,309	9,739,755
Property and equipment, net of accumulated depreciation of $45.8 million and $39.8 million at December 31, 2010 and 2009, respectively	17,563,099	12,794,680
Investments in merchant banking funds	73,532,503	71,844,438
Other investments	87,372,799	78,516,718
Due from affiliates	—	233,617
Goodwill	162,507,267	18,721,430
Deferred tax asset	47,842,045	40,101,916
Other assets	8,546,405	1,713,352

Total assets	$508,677,840	$334,160,489

Liabilities and Equity
Compensation payable	$30,515,366	$31,855,992
Accounts payable and accrued expenses	13,123,718	13,066,863
Bank loan payable	67,000,000	37,150,000
Deferred tax liability	25,031,882	18,141,138
Due to affiliates	144,365	393,288

Total liabilities	135,815,331	100,607,281
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 35,117,356 and 33,254,271 shares issued as of December 31, 2010 and 2009, respectively; 29,341,604 and 27,977,623 shares outstanding as of December 31, 2010 and 2009, respectively	351,174	332,543
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued and outstanding as of December 31, 2010	46,950,226	—
Restricted stock units	89,365,292	81,219,868
Additional paid-in capital	368,090,229	237,716,672
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2010 and 2009; 110,191 and 132,955 shares outstanding as of December 31, 2010 and 2009, respectively	6,578,403	7,937,414
Retained earnings	184,621,197	206,974,630
Accumulated other comprehensive income (loss)	5,127,132	(8,737,728)
Treasury stock, at cost, par value $0.01 per share; 5,775,752 and 5,276,648 shares as of December 31, 2010 and 2009, respectively	(330,602,168)	(293,391,405)

Stockholders’ equity	370,481,485	232,051,994
Noncontrolling interests	2,381,024	1,501,214

Total equity	372,862,509	233,553,208

Total liabilities and equity	$508,677,840	$334,160,489

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2010	2009	2008

Revenues
Financial advisory fees	$252,201,299	$215,993,403	$218,196,923
Merchant banking and other investment revenues	25,680,717	82,300,303	121,203
Interest income	447,238	352,028	3,554,921

Total revenues	278,329,254	298,645,734	221,873,047
Expenses
Employee compensation and benefits	159,882,352	138,297,822	102,049,624
Occupancy and equipment rental	15,749,998	11,705,610	10,640,820
Depreciation and amortization	5,986,064	4,117,499	4,592,176
Information services	6,805,000	5,703,865	5,671,879
Professional fees	7,329,075	6,755,764	4,784,812
Travel related expenses	10,129,217	7,773,539	6,999,759
Interest expense	2,076,778	1,294,804	3,580,292
Other operating expenses	11,419,593	9,103,528	5,695,323

Total expenses	219,378,077	184,752,431	144,014,685
Income before taxes	58,951,177	113,893,303	77,858,362
Provision for taxes	19,530,433	42,735,740	29,391,962

Consolidated net income	39,420,744	71,157,563	48,466,400
Less: Net income (loss) allocated to noncontrolling interests	4,894,833	(82,451)	(511,670)

Net income allocated to common stockholders	$34,525,911	$71,240,014	$48,978,070

Average shares outstanding:
Basic	30,726,628	29,663,616	28,166,520
Diluted	30,776,034	29,753,609	28,214,015
Earnings per share:
Basic	$1.12	$2.40	$1.74
Diluted	$1.12	$2.39	$1.74
Dividends declared and paid per share	$1.80	$1.80	$1.80

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2010	2009	2008

Consolidated net income	$39,420,744	$71,157,563	$48,466,400
Currency translation adjustment, net of tax	13,864,860	8,670,986	(22,135,839)

Comprehensive income	53,285,604	79,828,549	26,330,561
Less: Net income (loss) allocated to noncontrolling interests	4,894,833	(82,451)	(511,670)

Comprehensive income allocated to common stockholders	$48,390,771	$79,911,000	$26,842,231

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31,

	2010	2009	2008

Common stock, par value $0.01 per share
Common stock, beginning of the year	$332,543	$328,304	$312,322
Common stock issued	18,631	4,239	15,982

Common stock, end of the year	351,174	332,543	328,304

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	—	—	—
Contingent convertible preferred stock issued	46,950,226	—	—

Contingent convertible preferred stock, end of the year	46,950,226	—	—

Restricted stock units
Restricted stock units, beginning of the year	81,219,868	59,525,357	42,743,802
Restricted stock units recognized	43,214,505	40,526,780	32,196,650
Restricted stock units delivered	(35,069,081)	(18,832,269)	(15,415,095)

Restricted stock units, end of the year	89,365,292	81,219,868	59,525,357

Additional paid-in capital
Additional paid-in capital, beginning of the year	237,716,672	213,365,812	126,268,395
Common stock issued	125,850,372	23,603,749	85,940,317
Restricted stock unit cash settlement	(1,010,273)	—	—
Tax benefit from the delivery of restricted stock units	5,533,458	747,111	1,157,100

Additional paid-in capital, end of the year	368,090,229	237,716,672	213,365,812

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	7,937,414	12,442,555	15,352,213
Exchangeable shares of subsidiary delivered	(1,359,011)	(4,505,141)	(2,909,658)

Exchangeable shares of subsidiary, end of the year	6,578,403	7,937,414	12,442,555

Retained earnings
Retained earnings, beginning of the year	206,974,630	189,357,441	190,416,057
Dividends	(56,879,344)	(53,622,825)	(50,036,686)
Net income allocated to common stockholders	34,525,911	71,240,014	48,978,070

Retained earnings, end of the year	184,621,197	206,974,630	189,357,441

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(8,737,728)	(17,408,714)	4,727,125
Currency translation adjustment, net of tax	13,864,860	8,670,986	(22,135,839)

Accumulated other comprehensive income (loss), end of the year	5,127,132	(8,737,728)	(17,408,714)

Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(293,391,405)	(259,361,550)	(237,529,448)
Repurchased	(37,210,763)	(9,645,599)	(21,832,102)
Sale of certain merchant banking assets	—	(24,384,256)	—

Treasury stock, end of the year	(330,602,168)	(293,391,405)	(259,361,550)

Total stockholders’ equity	370,481,485	232,051,994	198,249,205

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,501,214	1,817,595	2,253,128
Net income (loss) allocated to noncontrolling interests	4,894,833	(82,451)	(511,670)
Contributions from noncontrolling interests	163,761	34,406	318,095
Distributions to noncontrolling interests	(4,178,784)	(268,336)	(241,958)

Noncontrolling interests, end of the year	2,381,024	1,501,214	1,817,595

Total equity	$372,862,509	$233,553,208	$200,066,800

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2010	2009	2008

Operating activities:
Consolidated net income	$39,420,744	$71,157,563	$48,466,400
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	5,986,064	4,117,499	4,592,176
Net investment (gains) losses	(11,723,577)	(43,080,243)	19,087,179
Restricted stock units recognized and common stock issued	53,800,414	40,802,528	32,554,053
Deferred taxes	(2,984,779)	10,939,879	(19,904,419)
Deferred gain on sale of certain merchant banking assets	(1,099,730)	(21,823,909)	—
Changes in operating assets and liabilities:
Financial advisory fees receivable	(2,018,897)	234,871	497,583
Due to (from) affiliates	(15,306)	615,286	(378,529)
Other receivables and assets	8,403,448	(954,822)	(2,841,866)
Compensation payable	(8,705,835)	12,407,479	(88,612,338)
Accounts payable and accrued expenses	(3,980,492)	(12,969,723)	(7,405,607)
Settlement of restricted stock units in cash	(8,926,271)	—	—

Net cash provided by (used in) operating activities	68,155,783	61,446,408	(13,945,368)
Investing activities:
Purchases of merchant banking investments	(16,007,697)	(7,029,955)	(30,197,302)
Purchases of other investments	(208,026)	(525,000)	(33,062,500)
Caliburn acquisition, net of cash received	(3,029,527)	—	—
Proceeds from investments	—	—	11,232,727
Distributions from investments	20,614,753	12,448,563	17,699,255
Purchases of property and equipment	(8,126,842)	(4,674,386)	(2,848,984)

Net cash provided by (used in) investing activities	(6,757,339)	219,222	(37,176,804)
Financing activities:
Proceeds from revolving bank loan	116,175,000	106,025,000	111,925,000
Repayment of revolving bank loan	(86,325,000)	(95,375,000)	(171,875,000)
Repayment of notes to UK members	—	—	(1,445,044)
Proceeds from the issuance of common stock	—	—	67,274,143
Contributions from noncontrolling interests	163,761	34,406	318,095
Distributions to noncontrolling interests	(4,178,784)	(268,336)	(241,958)
Dividends paid	(56,879,344)	(53,622,825)	(50,036,686)
Purchase of treasury stock	(37,210,763)	(9,645,599)	(21,832,102)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	5,533,458	747,111	1,157,100

Net cash used in financing activities	(62,721,672)	(52,105,243)	(64,756,452)
Effect of exchange rate changes on cash and cash equivalents	5,076,978	2,064,417	(12,943,237)

Net increase (decrease) in cash and cash equivalents	3,753,750	11,624,804	(128,821,861)
Cash and cash equivalents, beginning of year	74,473,459	62,848,655	191,670,516

Cash and cash equivalents, end of year	$78,227,209	$74,473,459	$62,848,655

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,438,309	$1,253,309	$3,444,615
Cash paid for taxes, net of refunds	$12,194,592	$41,708,166	$54,371,677
Supplemental disclosure of non-cash information:
Common stock proceeds from the sale of certain merchant banking assets	$—	$24,384,256	$—

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 —	Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is an independent investment banking firm. The Company acts for clients located throughout the world from offices located in New York, London, Frankfurt, Sydney, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles, Melbourne, and San Francisco.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Merchant banking which includes the management of outside capital invested in affiliated merchant banking funds, and the Company’s principal investments in the merchant banking funds, Iridium Communications Inc. (“Iridium”) and other investments.

The Company’s U.S. and international wholly-owned subsidiaries that provide financial advisory services include Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCEI”), Greenhill & Co. Japan Ltd. (“GCJ”), Greenhill & Co. Canada Ltd. (“GCC”) and Greenhill Caliburn Pty Limited (“Greenhill Caliburn”).

G&Co is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is registered with the Financial Industry Regulation Authority. G&Co is also registered as a municipal advisor with the Securities and Exchange Commission (“SEC”) and the Municipal Securities Rulemaking Board. G&Co is engaged in investment banking activities principally in North America. GCI and GCEI are engaged in investment banking activities, in the U.K. and Europe, respectively, and are subject to regulation by the U.K. Financial Services Authority (“FSA”).

On April 1, 2010, Greenhill acquired all of the outstanding capital stock of Caliburn Partnership Pty Limited (“Caliburn”, which was renamed Greenhill Caliburn Pty Limited), an Australian-based independent financial advisory firm. The Company, through Greenhill Caliburn, engages in investment banking activities in Australia and New Zealand. See “Note 3 — Acquisition”. Greenhill Caliburn is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).

Greenhill Aviation Co., LLC (“GAC”), a wholly-owned subsidiary of the Company, owns and operates an aircraft, which is used for the exclusive benefit of the Company’s employees and their immediate family members.

The Company’s U.S and international wholly-owned subsidiaries that provide merchant banking services include Greenhill Capital Partners, LLC (“GCPLLC”), Greenhill Venture Partners, LLC (“GVP”) and Greenhill Capital Partners Europe LLP (“GCPE”). The Company also owns a majority of the interests in Greenhill Capital Partners II, LLC (“GCPII LLC”).

The Company separated from the merchant banking business on December 31, 2010. Prior to that time, the merchant banking activities consisted primarily of the management of and the investment in Greenhill’s merchant banking funds; Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners (“GSAVP” together with GCP I, GCP II, and GCP Europe, the “Merchant Banking Funds”), which are families of merchant banking funds.

GCPLLC is an investment adviser registered under the Investment Advisers Act of 1940 (“IAA”). GCPLLC provides investment advisory services to GCP I and GCP II, the U.S.-based private equity funds that invest in a diversified portfolio of private equity and equity-related investments. GCPII LLC acts as manager for GCPI, GCP II and GSAVP. The majority of the investors in GCP I and GCP II are unaffiliated third parties; however, the Company and its employees have also made investments in GCP I and GCP II.

GVP is an investment adviser registered under the IAA. GVP provides investment advisory services to GSAVP, a venture fund that invests in early growth stage companies in the tech-enabled and business information services industries. The majority of the investors in GSAVP are unaffiliated third parties; however, the Company and its employees have also made investments in GSAVP.

GCPE is regulated by the FSA and provides investment advisory services to GCP Europe, an affiliated U.K. based private equity fund that invests in a diversified portfolio of private equity and equity-related investments in mid-market companies located primarily in the United Kingdom and Continental Europe. The majority of the investors in GCP Europe are unaffiliated third parties; however the Company and its employees have also made investments in GCP Europe.

The Company owns an interest in Iridium, formerly GHL Acquisition Corp., a blank check company (“GHLAC”).

See “Note 3 — Acquisition” and “Note 4 — Investments”.

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

The consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements related to the consolidation of variable interest entities, the Company consolidates the general partners of the Merchant Banking Funds in which it has a majority of the economic interest and control. The general partners account for their investments in the Merchant Banking Funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying Merchant Banking Funds. As the Merchant Banking Funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in the Merchant Banking Funds represents an estimation of fair value. The Company does not consolidate the Merchant Banking Funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.

Noncontrolling Interests

The Company records the noncontrolling interests of other consolidated entities as equity in the consolidated statements of financial condition. Additionally, the consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders.

The portion of the consolidated interests in the general partners of the Company’s Merchant Banking Funds, the majority of which are held directly by GCP Capital Partners Holdings LLC (“GCP Capital”), an entity not controlled by the Company, are presented as noncontrolling interest in equity. See “Note 4 — Investments — Affiliated Merchant Banking Funds”.

Revenue Recognition

Financial Advisory Fees

The Company recognizes financial advisory fee revenue for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The Company recognizes private equity and real estate capital advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as financial advisory fee revenue over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $5.9 million, $4.3 million and $4.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Merchant Banking and Other Investment Revenues

Merchant banking revenues consist of (i) management fees on the Company’s merchant banking activities, (ii) gains (or losses) on the Company’s investments in the Merchant Banking Funds, Iridium and other principal investment activities, and if any, (iii) profit overrides from the Merchant Banking Funds. See “Note 4 — Investments — Affiliated Merchant Banking Funds”.

Management fees earned from the Merchant Banking Funds are recognized over the period of related service.

The Company recognizes revenue on its investments in the Merchant Banking Funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by the Merchant Banking Funds and certain other investments are recorded at estimated fair value. The value of the Merchant Banking Funds investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company’s investments are carried on consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.

The Company recognizes profit overrides related to the Merchant Banking Funds at the time certain performance hurdles are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors, except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2010, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 4 — Investments — Affiliated Merchant Banking Funds” for further discussion of the merchant banking revenues recognized.

Investments

The Company’s investments in the Merchant Banking Funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments, which consider the Company’s influence or control of the investee, are recorded at estimated fair value or under the equity method of accounting based, in part, upon the Company’s proportionate share of the investee’s net assets.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments are not predictable and can cause periodic fluctuations in net income and therefore subject the Company to market and credit risk.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record bad debt expense for the years ended December 31, 2010 and 2009 and recorded $0.3 million for the year ended December 31, 2008.

Credit risk related to financial advisory fees receivable is disbursed across a large number of number of customers located in various geographic areas.

Restricted Stock Units

The Company accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and generally amortized over a five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the consolidated statement of changes in equity. Foreign currency transaction gains and losses are included in the consolidated statement of income.

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

Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the consolidated statements of changes in equity.

Business Combinations

Business combinations are accounted for in accordance with the guidance for business combinations. The Company uses a fair value approach to measure the assets acquired and liabilities assumed in a business combination. Assets acquired and liabilities assumed in a business combination are valued at fair value, regardless of the purchaser’s cost of acquisition. Any associated transaction costs are expensed as incurred.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the life of the assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the life of the asset or the remaining term of the lease. Estimated useful lives of the Company’s fixed assets are generally as follows:

Aircraft – 7 years

Equipment – 4 years

Furniture and fixtures – 7 years

Leasehold improvements – the lesser of 10 years or the remaining lease term

Provision for Taxes

The Company accounts for taxes in accordance with the accounting guidance for income taxes which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

The Company follows the guidance for income taxes in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance.

Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. Management applies the “more-likely-than-not criteria” when determining tax benefits.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash.

At December 31, 2010 and 2009, the Company had $78.2 million and $74.5 million of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At December 31, 2010 and 2009, the carrying value of the Company’s cash equivalents amounted to $9.4 million and $17.9 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.

Also included in the total cash and cash equivalents balance at December 31, 2010 and 2009 was $7.7 million (including $3.3 million restricted for the payout of the Greenhill Caliburn deferred compensation plan) and $1.0 million, respectively, of restricted cash. See “Note 3 — Acquisition” and “Note 13 — Commitments and Contingencies”.

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

Financial Instruments and Fair Value

The Company accounts for financial instruments measured at fair value in accordance with accounting guidance for fair value measurements and disclosures which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur.

Derivative Instruments

The Company accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the Company records warrants at estimated fair value in the consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other investment revenues in the consolidated statements of income. The warrants held by the Company are not designated as hedging instruments.

Subsequent Events

The Company evaluates subsequent events through the date on which financial statements are issued.

Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements and specifically requires entities to disclose i) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers; ii) the reasons for any transfers in or out of Level 3; and iii) information in the reconciliation of recurring Level 3 measurements about purchases, sales issuances and settlements on a gross basis. These amended principles require only disclosures concerning fair value measurements and adoption did not and will not affect the Company’s financial condition, results of operation or cash flows.

Note 3 –	Acquisition

On April 1, 2010, pursuant to the Share Sale Agreement, the Company acquired 100% ownership of Caliburn from its founding partners (the “Acquisition”) in exchange for (i) 1,099,874 shares of Greenhill common stock, with an Acquisition date fair value of $90.2 million and (ii) 1,099,877 shares of contingent convertible preferred stock (“Performance Stock”). The Performance Stock does not pay dividends and will convert to shares of the Company’s common stock in tranches of 659,926 and 439,951 shares on the third and fifth anniversaries of closing, respectively, if certain revenue targets are achieved. If those revenue targets are not achieved, the Performance Stock will be cancelled for each such period as of the third and fifth anniversaries of closing, respectively. The fair value of the Performance Stock on the Acquisition date was $47.0 million and has been recorded as a component of equity.

The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Caliburn have been included in the consolidated statement of income from the date of acquisition. The Company incurred $1.2 million of costs related to the Acquisition which have been included as a component of professional fees in the consolidated statements of income for the year ended December 31, 2010.

The total purchase price of $137.2 million (AUS $149.6 million) has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2010, the date of the acquisition, as follows (USD in thousands, unaudited):

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

The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill. Therefore, the Company recognized $128.0 million (AUS $139.0 million) of goodwill as a result of the Acquisition. Goodwill is translated at the rate of exchange prevailing at the end of each period. The Company expects significant synergies which will contribute to our global brand and relationships. The Acquisition provided for an in-place workforce which allows the Company to continue serving its existing client base, begin marketing to potential clients and avoid significant costs in reproducing our workforce.

The fair value of the identifiable intangible assets acquired, which consist of the trade name, the backlog of investment banking client assignments that existed at the time of the closing, and customer relationships, is based, in part, on a valuation using an income approach, market approach or cost approach, as appropriate, and has been included in other assets on the consolidated statement of financial condition. The estimated fair value ascribed to the identifiable intangible assets is amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between 2 to 3 years. For the year ended December 31, 2010, the Company recorded $2.4 million of amortization expense in respect of these assets.

In addition to the equity consideration provided to the sellers, under the terms of the Share Sale Agreement, the selling shareholders and certain other non-founding partners received post closing distributions of profits accrued prior to the acquisition date of approximately $6.9 million (AUS $7.6 million).

In connection with the Acquisition the Company assumed amounts due under Caliburn’s deferred compensation plan and acquired a corresponding amount of investments of approximately $11.3 million (AUS $12.3 million). Under this plan a portion of certain employees’ compensation was deferred and invested in cash or, at the election of each respective employee, in certain mutual fund investments. The cash and mutual fund investments will be distributed to those employees of Greenhill Caliburn, who were employed on the date of acquisition, over a 7 year period ending in 2016. As of December 31, 2010 distributions of $3.9 million (AUS $5.2 million) were made from the mutual fund investments since the date of the acquisition in accordance with the terms of the plan. The invested assets relating to this plan have been recorded on the consolidated statement of financial condition as components of both cash and cash equivalents and other investments. The deferred compensation liability relating to the plan has been recorded on the consolidated statement of financial condition as a component of compensation payable. Subsequent to the Acquisition the Company has discontinued future participation in the plan. See “Note 2 — Summary of Significant Accounting Policies — Cash and Cash Equivalents” and “Note 4 — Investments — Other Investments”.

In conjunction with the Acquisition, the Company granted at closing 275,130 restricted stock units to current employees of Greenhill Caliburn. These awards will vest ratably over five years from the date of grant subject to continued employment and will amortize over the service period. In addition, the Company granted at closing 212,625 performance based restricted stock units (“Performance RSUs”). The Performance RSUs will vest on the third and fifth anniversaries of the closing subject to the achievement of the same revenue targets as the Performance Stock. Amortization of each tranche of the Performance RSUs will begin at the time it is deemed probable that the revenue targets will be achieved and the value of the award at that date will be amortized over the remaining vesting period of each award. If the performance requirements for the Performance RSUs are not achieved, the Performance RSUs will be cancelled and no amount will be expensed. No amounts were expensed for the year ended December 31, 2010.

Set forth below are the Company’s summary unaudited pro forma results of operations for the year ended December 31, 2010 and 2009. The unaudited pro forma results of operations for the year ended December 31, 2010 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2010. These pro forma results include the actual Caliburn results from January 1, 2010 through March 31, 2010. For the period April 1, 2010 through December 31, 2010, Caliburn’s results were included in the consolidated results of the Company. The unaudited results of operations for the year ended December 31, 2009 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2009. These pro forma figures include actual Caliburn results for the year ended December 31, 2009.

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

	For the Year Ended
	December 31,
	2010	2009
	(in millions, unaudited)
	(pro forma)

Revenues	$282.7	$341.7
Income before taxes	59.0	128.8
Net income allocated to common stockholders	34.6	81.7
Diluted earnings per share	$1.12	$2.65

The pro forma results include (i) compensation expense calculated based upon a compensation ratio of 46%, the rate used by the Company in the pro forma period presented, (ii) the elimination of professional fees of $1.4 million incurred by Caliburn in connection with the Acquisition in the three months ended March 31, 2010, and (iii) the recording of income tax expense resulting from the pro forma adjustments before tax at the Australian effective tax rate of 30%. The calculation of pro forma diluted earnings per share includes 1,099,874 common shares issued to the selling shareholders. The calculation of pro forma diluted shares does not include the Performance Stock which may be converted in aggregate to 1,099,877 common shares in the event that Greenhill Caliburn achieves the three and five year revenue targets. See “Note 10 — Earnings Per Share”.

Note 4 —	Investments

Affiliated Merchant Banking Funds

In connection with its plan to separate from the merchant banking business, in December 2009 the Company sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a 24% ownership interest in GCPII LLC to GCP Capital, an entity not controlled by the Company. The Company retained a 76% interest in GCPII LLC. Under the terms of the separation agreement, the general partners of the Merchant Banking Funds delegated to GCPII LLC their obligation to manage and administer the Merchant Banking Funds during a transition period, which ended December 31, 2010.

During 2010 the Company recorded the revenues and expenses related to management of the Merchant Banking Funds in its consolidated results. However, during that period GCP Capital had a preferred economic interest in the first $10.0 million of profits of GCP II LLC and accordingly, the excess of management fee revenue over amounts incurred for compensation and other operating expenses during 2010 that accrued to the benefit of GCP Capital is presented as noncontrolling interest expense, which reduced net income allocated to common shareholders.

Effective January 1, 2011, the Company no longer manages the Merchant Banking Funds but will retain its existing investments in and will continue to retain a majority economic interest as the general partner of the Merchant Banking Funds. In addition to recording its direct investments in the affiliated funds, the Company consolidates each general partner in which it has a majority economic interest.

The Company’s management fee income consists of fees paid by the Merchant Banking Funds and other transaction fees paid by the portfolio companies.

Investment gains or losses from merchant banking and other investment activities are comprised of investment income, realized and unrealized gains or losses from the Company’s investment in the Merchant Banking Funds, Iridium, certain other investments, and the consolidated earnings of the general partner in which it has a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings or losses of the general partner, not attributable to the Company, is recorded as net income (loss) allocated to noncontrolling interests.

As the general partner, the Company makes investment decisions for the Merchant Banking Funds and is entitled to receive from the funds an override of the profits realized for investments made prior to 2010. The Company recognizes profit overrides related to the Merchant Banking Funds at the time certain performance hurdles are achieved.

As consideration for the sale of the merchant banking business, the Company received 289,050 shares of its common stock with a value of $24.4 million. The Company recognized a gain of $21.8 million in 2009 and deferred a $2.6 million gain on the sale related to non-compete and trademark licensing agreements, which will be amortized over a five year period ending in 2014. For the year ended December 31, 2010 deferred gains of $1.1 million were recognized.

The Company’s merchant banking and other investment revenues, by source, are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)

Management fees	$12,857	$17,396	$19,208
Net realized and unrealized gains (losses) on investments in merchant banking funds	6,742	3,474	(17,543)
Net realized and unrealized merchant banking profit overrides	188	(738)	(2,700)
Net unrealized gain (loss) on investment in Iridium	5,044	42,180	2,634
Other realized and unrealized investment income	(250)	(1,836)	(1,478)
Sale of certain merchant banking assets	1,100	21,824	—

Total merchant banking and other investment revenues	$25,681	$82,300	$121

The carrying value of the Company’s investments in the Merchant Banking Funds are as follows:

	As of December 31,
	2010	2009
	(in thousands)

Investment in GCP I	$3,289	$3,147
Investment in GCP II	46,533	51,189
Investment in Greenhill Capital Partners III (“GCP III”)	713	—
Investment in GSAVP	4,726	3,867
Investment in GCPE	18,271	13,641

Total investments in the Merchant Banking Funds	$73,532	$71,844

The investment in GCP I included $0.3 million at December 31, 2010 and 2009, related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its General Partner. The investment in GCP II included $1.1 million and $1.2 million at December 31, 2010 and 2009, respectively, related to the noncontrolling interests in the general partner of GCP II.

During 2010, the excess of GCPII LLC and GCPE’s management fee revenue over the amounts incurred for compensation and other operating expenses, of $4.9 million, accrued to the benefit of GCP Capital, is presented as net income allocated to noncontrolling interest. During 2010 the Company made distributions of $4.2 million to GCP Capital.

Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of the Merchant Banking Funds at December 31, 2010 and 2009. This amount may increase or decrease depending on the change in the fair value of the Merchant Banking Funds’ portfolio, and is payable, subject to clawback, at the time cash proceeds are realized.

At December 31, 2010, the Company had unfunded commitments of $34.6 million to certain Merchant Banking Funds, which included unfunded commitments to GSAVP of $3.4 million, which may be drawn through September 2011,and unfunded commitments to GCP Europe of $19.0 million (or £12.2 million), which may be drawn through December 2012. In addition, the Company committed $5.0 million to GCP III, of which $4.3 million is unfunded at December 31, 2010 and may be drawn through November 2015. The Company had unfunded commitments of $7.9 million to GCP II. For each of the Merchant Banking Funds up to 15% of the commitment amount may be drawn for follow-on investments over the two year period after the expiration of the commitment period. The commitment period for GCP II ended in June 2010; however, the Company expects that an additional $1.5 million will be drawn down for follow-on investments through June 2012.

Other Investments

The Company has other investments including investments in Iridium, other merchant banking funds and other investments. The Company’s other investments are as follows:

	As of December 31,
	2010	2009
	(in thousands)

Iridium Common Stock (formerly GHLAC Common Stock)	$73,623	$68,077
Iridium $11.50 Warrants	7,280	8,015
Barrow Street Capital III, LLC	2,383	2,425
Deferred compensation plan investments	4,087	—

Total other investments	$87,373	$78,517

Iridium

In 2007, the Company purchased 11,500,000 units of GHLAC for $25,000. In 2008, the Company completed the initial public offering of units in GHLAC, and in conjunction therewith forfeited 3,130,437 units. Each unit consisted of one share of GHLAC’s common stock (“GHLAC Common Stock”) and one warrant (the “Founder Warrants”). At the time of the public offering, the Company purchased 8,000,000 private placement warrants for a purchase price of $8.0 million (the “GHLAC Private Placement Warrants”, together with the Founder Warrants, the “GHLAC Warrants”). In 2008, GCE invested $22.9 million in Iridium Holdings LLC in the form of a convertible subordinated note (the “Iridium 5% Convertible Note”), which was unsecured and accrued interest at the rate of 5% per annum starting six months after the date of issuance and had a maturity date of October 24, 2015. In September 2009, GHLAC completed its acquisition of Iridium Holdings LLC. The combined company was renamed Iridium Communications Inc., and in October 2009, the Company converted the Iridium 5% Convertible Note into 1,995,629 common shares of Iridium (“Iridium Common Stock”) (NASDAQ: IRDM).

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

At December 31, 2010 and 2009, the Company owned 8,924,016 shares of Iridium Common Stock and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”) (NASDAQ: IRDMZ). The Company’s fully diluted ownership in Iridium was approximately 12% at December 31, 2010. Both the Iridium Common Stock and the Iridium $11.50 Warrants were restricted from sale until March 29, 2010. During the period March 30, 2010 through September 29, 2010, the Company was permitted to sell its investment in Iridium as part of a registered secondary offering if authorized by Iridium’s board of directors. As of September 29, 2010, all contractual restrictions on the sale of the Company’s investments in Iridium lapsed.

At December 31, 2010, the carrying value of the investment in Iridium Common Stock was valued at its closing quoted market price. At December 31, 2009, the carrying value of the investments in Iridium Common Stock was valued at its closing market price discounted for legal and contractual restrictions.

Prior to the acquisition of Iridium, the Company’s interest in GHLAC Common Stock was accounted for under the equity method as the Company maintained and exercised significant influence over the entity. Upon closing of the acquisition of Iridium by GHLAC, the Company relinquished certain GHLAC board and management positions to Iridium. As such, the Company was no longer deemed to maintain or exercise significant influence over GHLAC and therefore changed its method of accounting for its investment in GHLAC from the equity method to fair value as trading securities. The Company recognized unrealized investment income from its investment in Iridium of $5.0 million, $42.2 million, and $2.6 million in 2010, 2009 and 2008,respectively, which is included in merchant banking and other investment revenues in the consolidated statements of income.

Since the closing of the acquisition of Iridium, an active trading market has not existed for the Iridium $11.50 warrants and accordingly, at December 31, 2010 and 2009, the Company used an internally developed model to value such warrants, which takes into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (i) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (ii) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligations and various equity volatility measures, including historical volatility of broad market indices.

Barrow Street Capital III LCC

The Company committed $5.0 million to Barrow Street Capital III, LLC (“Barrow Street III”), a real estate investment fund, of which $0.3 million remains unfunded at December 31, 2010. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.

Other Investments

In connection with the Acquisition, the Company acquired mutual fund investments related to Caliburn’s deferred compensation plan. See “Note 3 — Acquisition”.

In 2008, GCP LLC received distributions in kind from GCP I of marketable securities of two of its portfolio companies: Crown Castle International Corp. and Heartland Payment Systems, Inc. in the amounts of $5.5 million and $1.6 million, respectively. The Company sold these investments in 2008 for $5.2 million and $1.7 million, respectively.

Fair Value Hierarchy

The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2010
	(in thousands)

Assets
Iridium Common Stock	$73,623	$—	$—	$73,623
Iridium $11.50 Warrants	—	—	7,280	7,280
Deferred compensation plan investments	—	4,087	—	4,087

Total investments	$73,623	$4,087	$7,280	$84,990

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2009

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
	(in thousands)

Assets
Iridium Common Stock	$—	$68,077	$—	$68,077
Iridium $11.50 Warrants	—	—	8,015	8,015

Total investments	$—	$68,077	$8,015	$76,092

Level 1 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s level 1 investments for the year ended December 31, 2010.

	Beginning			Purchases,	Net	Ending
	Balance	Realized	Unrealized	Sales, Other	Transfers	Balance
	January 1,	Gains	Gains or	Settlements and	in and/or	December 31,
	2010	or (Losses)	(Losses)	Issuances, Net	Out of Level 1	2010
	(in thousands)

Assets
Iridium Common Stock	$—	$—	$1,249	$—	$72,374	$73,623

Total investments	$—	$—	$1,249	$—	$72,374	$73,623

During 2010, the legal and contractual restrictions on sale lapsed and the Company recorded its investment in Iridium at December 31, 2010 as a Level 1 investment. At December 31, 2009, the Company valued the Iridium Common Stock at its quoted market price, discounted for legal and contractual restrictions on sale, and accordingly it was recorded as Level 2 investments. There were no investments classified as a level 1 in 2009.

Level 2 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 2 investments for the year ended December 31, 2010.

				Purchases,
	Beginning			Sales, Other	Net	Ending
	Balance	Realized	Unrealized	Settlements	Transfers	Balance
	January 1,	Gains	Gains or	and	in and/or	December 31,
	2010	or (Losses)	(Losses)	Issuances, Net	Out of Level 2	2010
	(in thousands)

Assets
Iridium Common Stock	$68,077	$—	$4,297	$—	$(72,374)	$—
Deferred compensation plan investments	—	—	—	4,087	—	4,087

Total investments	$68,077	$—	$4,297	$4,087	$(72,374)	$4,087

The value of the deferred compensation plan investments assumed in the Acquisition consist of mutual fund investments, which have been recorded at net asset value, and have been recorded as a Level 2 investment. See “Note 3 — Acquisition”.

The following table sets forth a summary of changes in the fair value of the Company’s Level 2 investments for the year ended December 31, 2009.

				Purchases,
	Beginning			Sales, Other	Net	Ending
	Balance	Realized	Unrealized	Settlements	Transfers	Balance
	January 1,	Gains	Gains or	and	in and/or	December 31,
	2009	or (Losses)	(Losses)	Issuances, Net	Out of Level 2	2009
	(in thousands)

Assets
Iridium Common Stock	$22,900	$—	$45,107	$—	$—	$68,077

Total investments	$22,900	$—	$45,107	$—	$—	$68,077

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2010.

				Purchases,
	Beginning			Sales, Other	Net	Ending
	Balance	Realized	Unrealized	Settlements	Transfers	Balance
	January 1,	Gains	Gains or	and	in and/or	December 31,
	2010	or (Losses)	(Losses)	Issuances, Net	Out of Level 3	2010
	(in thousands)

Assets
Iridium $11.50 Warrants	$8,015	$—	$(735)	$—	$—	$7,280

Total investments	$8,015	$—	$(735)	$—	$—	$7,280

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2009.

				Purchases,
	Beginning			Sales, Other	Net	Ending
	Balance	Realized	Unrealized	Settlements	Transfers	Balance
	January 1,	Gains	Gains or	and	in and/or	December 31,
	2009	or (Losses)	(Losses)	Issuances, Net	Out of Level 3	2009
	(in thousands)

Assets
Iridium $11.50 Warrants	$—	$—	$(3,120)	$11,135	$—	$8,015
Iridium 5% Convertible Note	22,900	—	(7,676)	—	(15,224)	—
GHLAC Warrants	8,295	—	5,454	(13,749)	—	—

Total investments	$31,195	$—	$(5,342)	$(2,614)	$(15,224)	$8,015

In connection with the acquisition of Iridium in September 2009, the Company forfeited 8,369,563 Founder Warrants and 4,000,000 GHLAC Private Placement Warrants, and exchanged 4,000,000 GHLAC Private Placement Warrants for the Iridium $11.50 Warrants. In October 2009, the Company exercised its right to convert the Iridium 5% Convertible Note into 1,995,629 shares of Iridium Common Stock.

Note 5 —	Goodwill

At December 31, 2010, the Company had goodwill in the amount of $162.5 million. The changes in the carrying value of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
	(in thousands)

Balance, January 1	$18,721	$16,133
Caliburn acquisition	127,972	—
Foreign currency translation adjustments	15,814	2,588

Total goodwill	$162,507	$18,721

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of the reporting entities to which goodwill is related exceeded the carrying value of such reporting entities. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2010 and 2009.

Note 6 —	Related Parties

At December 31, 2010, the Company had payables of $0.1 million due to the Merchant Banking Funds which related to general operating expenses, and are included in due to affiliates on the statement of financial condition. At December 31, 2009, the Company had receivables of $0.2 million and payables of $0.4 million due to the Merchant Banking Funds relating to accrued management fees and expense reimbursements, which are included in due to affiliates.

During 2010, 2009 and 2008, the Company paid $10,312, $7,994 and $11,965, respectively, for the use of an aircraft owned by an executive of the Company. Included in occupancy and equipment rental expense for each of the years ended December 31, 2010, 2009 and 2008 are rent reimbursements of $69,720, $68,100, and $64,890, respectively, for airplane and office space sublet by a firm owned by an executive of the Company.

Included in accounts payable and accrued expenses at December 31, 2009 were $0.3 million of interest payable on the undistributed earnings to the U.K. members of GCI.

Note 7 —	Property and Equipment

Property and Equipment consist of the following:

	As of December 31,
	2010	2009
	(in thousands)

Aircraft	$17,644	$17,037
Equipment	14,737	11,330
Furniture and fixtures	7,461	6,016
Leasehold improvements	23,535	18,241

	63,377	52,624
Less accumulated depreciation and amortization	(45,814)	(39,829)

Total property and equipment, net	$17,563	$12,795

Note 8 —	Revolving Bank Loan Facility

At December 31, 2010, the Company had a $75.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility is secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. The maturity date of the facility is April 30, 2011. Interest on borrowings is based on the higher of the Prime Rate or 4.0% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $57.7 million and $31.4 million for the years ended December 31, 2010 and December 31, 2009, respectively. The weighted average interest rate was 4.0% for the years ended December 31,2010 and December 31,2009, respectively. At December 31, 2010, the Company was compliant with all loan covenants.

Note 9 —	Equity

Dividends declared per common share were $1.80 for each of the years ended December 31, 2010, 2009 and 2008. Dividend equivalents of $5.2 million, $4.5 million and $3.4 million were paid in 2010, 2009 and 2008, respectively, on the outstanding restricted stock units. In the event a restricted stock unit holder’s employment is terminated, a portion of the dividend equivalent may be required to be paid back to the Company. See “Note 12 — Restricted Stock Units”

In connection with the acquisition of Caliburn on April 1, 2010, the Company issued 1,099,874 shares of its common stock and 1,099,877 shares of Performance Stock. The Performance Stock does not pay dividends and will convert to shares of the Company’s common stock if certain revenue targets are achieved. If the revenue targets are not achieved, the Performance Stock will be cancelled. See “Note 3 — Acquisition” and “Note 10 — Earnings Per Share”.

During 2010, 737,666 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 317,554 shares at an average price of $78.18 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during 2010 the Company repurchased in open market transactions 181,550 shares of its common stock at an average price of $68.21.

In December 2009, in connection with the sale of the merchant banking business, certain employees of Greenhill Capital Partners exchanged 289,050 shares of the Company’s common stock, which was structured as a tax-free exchange under Section 355 of the Internal Revenue Code of 1986. See “Note 4 — Investments — Affiliated Merchant Banking Funds” and “Note 14 — Income Taxes”.

During 2009, 344,686 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 138,325 shares at an average price of $69.73 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 10 —	Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	For The Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)

Numerator for basic and diluted EPS — net income allocated to common stockholders	$34,526	$71,240	$48,978

Denominator for basic EPS — weighted average number of shares	30,727	29,664	28,167
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	49	90	47

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,776	29,754	28,214

Earnings per share:
Basic	$1.12	$2.40	$1.74
Diluted	$1.12	$2.39	$1.74

Common shares outstanding consist of (i) the 25,000,000 shares issued in connection with the reorganization, which preceded our initial public offering in May 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering, (iii) the 257,156 exchangeable shares issued in connection with the acquisition of Beaufort Partners Limited (22,764 of which were exchanged in 2010, 75,463 of which were exchanged in 2009 and 48,738 of which were exchanged in 2008), (iv) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock, (v) the 1,250,000 shares issued in the primary offering in 2008, and (vi) the 1,099,874 shares issued in conjunction with the Acquisition, less the treasury stock purchased by the Company.

The weighted number of shares and dilutive potential shares do not include the Performance Stock. Such shares will potentially convert to shares of the Company’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the Acquisition, respectively, if certain revenue targets are achieved. At the time a revenue target is achieved such shares will be included in the Company’s share count. If the revenue target for a tranche is not achieved the Performance Stock in that tranche will be cancelled. See “Note 3 — Acquisition”.

Note 11 —	Retirement Plan

In the U.S., the Company sponsors a qualified defined contribution plan (the “Retirement Plan”) covering all eligible employees of G&Co, GCPLLC, GCPII LLC, and GVP. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions up to $1,000 per employee. The Company incurred costs of $0.2 million, $0.9 million and $0.6 million for contributions to the Retirement Plan for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there were no amounts related to contributions due to the Retirement Plan included in compensation payable. At December 31, 2009, compensation payable included $0.7 million related to contributions due to the Retirement Plan.

GCI also operates a defined contribution pension fund for its employees as well as employees of GCPE. The assets of the pension fund are held separately in an independently administered fund. For the years ended December 31, 2010, 2009 and 2008, GCI incurred costs of approximately $0.7 million, $0.6 million and $0.7 million, respectively. GCPE incurred costs of approximately $0.1 million during each of the years ended December 31, 2010, 2009 and 2008.

Greenhill Caliburn is required by Australian law to contribute compulsory superannuation on employees gross earnings generally at a rate of 9%. Superannuation is a defined contribution plan in which retirement benefits are determined by the contribution accumulated over the working life plus investment earnings within the fund less expenses. Greenhill Caliburn incurred costs of approximately $0.4 million for the year ended December 31, 2010.

Note 12 —	Restricted Stock Units

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

The Company issues restricted stock units to employees under the equity incentive plan, primarily in connection with its annual bonus awards and compensation agreements for new hires. It is the Company’s policy to settle restricted stock unit awards in common shares at the time of vesting of such awards. The Company will generally use newly issued shares to settle such awards. The Company’s Board of Directors, in consultation with management consider from time to time whether it would be in the best interests of the Company to repurchase shares of the Company’s common stock, and depending on a number of factors, may authorize such repurchases.

In 2010, 111,816 restricted stock units with a fair value of $11.0 million were settled in cash, $8.9 million of which was paid in 2010. The remaining $2.1 million will be paid in 2011 and is included as a component of accounts payable and accrued expenses at December 31, 2010. There were no other cash settlements of restricted stock awards for the years ended December 31, 2010 and 2009 other than those made in conjunction with the payment of tax liabilities. See “Note 9 — Equity”.

As of December 31, 2010, 2009 and 2008, there were restricted stock units outstanding of 2,813,567, 2,582,513 and 2,014,686, respectively, which were legally unvested and require future service as a condition for the delivery of the underlying shares of common stock. For the years ended December 31, 2010, 2009 and 2008, the Company recognized compensation expense from the vesting of restricted stock units, net of forfeitures, of $53.6 million, $40.5 million and $32.2 million, respectively.

The weighted-average grant date fair value for restricted stock units granted during 2010, 2009 and 2008 was $78.19, $66.96 and $64.93, respectively. As of December 31, 2010, unrecognized restricted stock units compensation expense was approximately $101.2 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2010			2009
			Grant Date		Grant Date
			Weighted		Weighted
			Average Fair		Average Fair
	Units		Value	Units	Value

Outstanding, January 1,	2,582,513		$60.83	2,014,686	$56.94
Granted	1,142,898	(1)	$78.19	945,591	$66.96
Delivered	(737,666)		$47.55	(344,686)	$54.62
Forfeited	(174,178	)(2)	$74.05	(33,078)	$63.75

Outstanding, December 31,	2,813,567		$70.55	2,582,513	$60.83

(1)	Excludes 919,768 stock units granted to employees subsequent to December 31, 2010 as part of the long term incentive awards program.

(2)	Includes 111,816 restricted stock units settled for cash as described above.

Note 13 —	Commitments and Contingencies

The Company has entered into certain leases for office space under non-cancelable operating lease agreements that expire on various dates through 2020. The Company has also entered into various operating leases for office equipment.

As of December 31, 2010, the approximate aggregate minimum future rental payments required were as follows:

2011	$13,333,000
2012	14,521,000
2013	13,180,000
2014	12,025,000
2015	11,111,000
Thereafter	45,635,000

Total(1)	$109,805,000

(1)	Approximately 15,000 square feet of space in our New York office will be sublet to GCP Capital beginning in 2011 through December 2015 for approximately $3.4 million. Total aggregate minimum future rental payments have not been reduced by this amount.

Net rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $12.0 million, $9.0 million and $8.3 million, respectively.

Diversified financial institutions issued five letters of credit on behalf of the Company to secure office space leases, which totaled $4.4 million at December 31, 2010, and three letters of credit which totaled $1.0 million at December 31, 2009. These letters of credit were secured by cash held on deposit. Diversified financial institutions issued two unsecured letters of credit at December 31, 2009 totaling $2.4 million. At December 31, 2010 and 2009, no amounts had been drawn under any of the letters of credit.

At December 31, 2010, the Company had unfunded commitments of $34.6 million to certain Merchant Banking Funds and unfunded commitments of $0.3 million to Barrow Street III. See “Note 4 – Investments”.

The Company is involved in certain legal proceedings arising in the ordinary course of its business. The Company is unable to estimate any maximum payout which may be required to be made in respect of such litigation. Management believes it is unlikely that the Company will have to make any material payments in connection with any such litigation.

Note 14 —	Income Taxes

The Company is subject to U.S. federal, foreign, state and local corporate income taxes.

The components of the provision for income taxes reflected on the consolidated statements of earnings are set forth below:

	For The Years Ended December 31,
	2010	2009	2008
	(in thousands)

Current taxes:
U.S. federal	$15,803	$22,312	$28,691
State and local	(83)	9,350	7,376
Foreign	6,795	134	13,229

Total current tax expense	22,515	31,796	49,296
Deferred taxes:
U.S. federal	(1,226)	15,454	(13,797)
State and local	941	2,335	(3,601)
Foreign	(2,700)	(6,849)	(2,506)

Total deferred tax (benefit) expense	(2,985)	10,940	(19,904)

Total tax expense	$19,530	$42,736	$29,392

The Company plans to permanently reinvest 50% of eligible earnings from its foreign affiliates, and provides U.S. income tax on the foreign earnings in excess of this planned reinvestment amount. As of December 31, 2010, the Company has not provided U.S. income tax on approximately $57.5 million of earnings from its foreign affiliates since it became a corporate taxpayer in 2004. As of December 31, 2010, if the Company had not permanently reinvested 50% of its eligible earnings from foreign affiliates, it would have incurred additional deferred tax liabilities of $0.6 million from temporary differences related to such earnings as of December 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss carryforwards. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2010	2009
	(in thousands)

Deferred tax assets:
Compensation and benefits	$34,912	$29,239
Depreciation and amortization	3,086	3,557
Unrealized loss on investments	1,742	2,441
Cumulative translation adjustment	—	2,251
Operating loss carryforwards	6,932	2,345
Other financial accruals	1,170	269

Total deferred tax assets	47,842	40,102

Deferred tax liabilities:
Unrealized gain on investments	20,926	17,190
Depreciation and amortization	302	374
Cumulative translation adjustment	1,125	—
Intangible asset acquired, net of amortization	2,087	—
Other financial accruals	592	577

Total deferred tax liabilities	25,032	18,141

Net deferred tax asset	$22,810	$21,961

Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to (i) the realization of its deferred tax liabilities and (ii) future taxable income.

The Company’s deferred taxes for operating loss carryforwards relate principally to losses incurred in foreign operations which have mostly been profitable in prior years. When assessing the need for a valuation allowance, management evaluates each foreign jurisdiction separately and considers items such as estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the benefit of these operating loss carryforwards in future periods, so a valuation allowance has not been established for these deferred tax assets. At December 31, 2010 the Company had foreign loss carryforwards which in aggregate totaled $23.6 million. The losses may be carried forward for twenty years and longer.

The deferred taxes for operating loss carryforwards do not include amounts arising directly from tax deductions related to the excess of compensation deductible for tax purposes over the amount expensed for book purposes. As of December 31, 2010, equity would have been increased by $3.0 million if such deferred tax assets had been realized.

Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the consolidated statement of changes in equity. Included in other receivables in the consolidated statements of financial condition are income taxes receivable of $1.9 million as of December 31, 2010.

The Company performed a tax analysis as of December 31, 2010, and determined that there was no requirement to accrue any liabilities, pursuant to FASB ASC 740-10 (formerly FIN 48). This tax analysis included the Company’s tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction.

A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2010	2009	2008

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax	1.0	7.7	3.1
Foreign taxes	1.4	1.1	(2.2)
Sale of merchant banking business	(0.7)	(6.4)	—
Other	(0.6)	0.1	1.6

Effective income tax rate before noncontrolling interests	36.1	37.5	37.5
Noncontrolling interests	(3.0)	—	0.3

Effective income tax rate after noncontrolling interests	33.1%	37.5%	37.8%

The Company’s effective tax rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income. In addition, the Company’s effective tax rate will reflect any provision to return adjustments booked during the year based upon changes in estimates. The percentage of state and local taxes in the effective tax rate reconciliation has fluctuated primarily due to provision to return adjustments for apportionment changes. The noncontrolling interest reported in the 2010 effective tax rate is primarily related to the sale of the Company’s merchant banking business. See “Note 4 – Investments – Affiliated Merchant Banking Funds”.

The effective tax rates for the years ended December 31, 2010 and 2009 reflected the benefit of the sale of certain assets relating to the Company’s merchant banking business as described in “Note 4 — Investments — Affiliated Merchant Banking Funds”, which was structured as a tax-free exchange under Section 355 of the Internal Revenue Code of 1986.

Note 15 —	Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2010 and 2009, G&Co’s net capital was $12.6 million and $11.7 million, respectively, which exceeded its requirement by $11.7 million and $10.4 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 1.00 to 1 and 1.71 to 1 at December 31, 2010 and 2009, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI, GCEI and GCPE are subject to capital requirements of the FSA. Greenhill Caliburn is subject to capital requirements of the ASIC. As of December 31, 2010 and 2009, GCI, GCEI, GCPE and Greenhill Caliburn were in compliance with local capital adequacy requirements.

Note 16 —	Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Merchant banking, which includes the management of outside capital invested in the Merchant Banking Funds and the Company’s investments in such funds and other principal investments.

As described in “Note 4 — Investments — Affiliated Merchant Banking Funds”, the Company completed the sale of certain assets related to our merchant banking business in December 2009. Effective December 31, 2010, the Company will no longer manage the Merchant Banking Funds, but will retain its existing investments in and will continue to act as the general partner of the funds. In reporting to management, the Company distinguishes the sources of its investment banking revenues between financial advisory and merchant banking. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities.

The Company has principally earned its revenues from financial advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring, or fund closing. Financial advisory revenues represented approximately 91%, 72% and 98% of the Company’s total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, there were no financial advisory clients that accounted for more than 10% of total revenues. In 2009, the Company earned approximately 10% of our total revenue from our single largest engagement (advice to Roche Holdings Ltd. in connection with its acquisition of the outstanding publicly held interest in Genentech, Inc.). In 2008 the Company earned approximately 10% of total revenues from our single largest client engagement (advice to Delta Air Lines in connection with its merger with Northwest Airlines). The Company’s revenues attributable to these clients related to engagements similar in nature to all of the Company’s other financial advisory engagements. The Company’s gain on its investment in Iridium, which is recorded in merchant banking and other investment revenues, contributed more than 10% to total revenues in 2009. The Company did not have any single gain on an investment in merchant banking or other principal investments that contributed more than 10% to total revenues in 2010 or 2008.

Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. The Company’s investment banking activities are conducted out of its offices in New York, London, Frankfurt, Sydney, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles, Melbourne, and San Francisco. For reporting purposes, the geographic regions are North America, Europe, Australia, and Asia, locations in which the Company retains substantially all of its employees.

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for The Years Ended
	December 31,
	2010	2009	2008
	(in thousands)

Total revenues
North America	$172,462	$255,716	$135,038
Europe	53,005	42,389	86,835
Australia	40,827	—	—
Asia	12,035	541	—

Total	$278,329	$298,646	$221,873

Income (loss) before taxes
North America	$43,276	$136,278	$45,881
Europe	(7,351)	(16,195)	32,429
Australia	19,352	—	—
Asia	3,674	(6,190)	(452)

Total	$58,951	$113,893	$77,858

Total assets
North America	$236,015	$236,945	$184,252
Europe	79,322	93,204	79,981
Australia	185,895	—	—
Asia	7,446	4,011	1,546

Total	$508,678	$334,160	$265,779

Note 17 —	Subsequent Events

On January 26, 2011, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on March 16, 2011 to the common stockholders of record on March 2, 2011.

Supplemental Financial Information
Quarterly Results (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2010 and 2009. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010
	(in millions, expect per share data)

Total revenues	$48.9	$83.5	$84.1	$61.9
Total expenses	45.7	53.3	60.2	60.3

Income before taxes	3.2	30.2	23.9	1.6
Provision benefit for taxes	0.3	11.3	8.7	(0.8)

Consolidated net income	2.9	18.9	15.2	2.4
Less: Net income allocated to noncontrolling interests	2.4	1.3	0.7	0.5

Net income allocated to common stockholders	$0.5	$17.6	$14.5	$1.9

Earnings per share:
Basic	$0.02	$0.57	$0.47	$0.06
Diluted	$0.02	$0.57	$0.47	$0.06
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	(in millions, expect per share data)

Total revenues	$61.8	$54.1	$116.3	$66.4
Total expenses	39.4	37.0	64.9	43.4

Income (loss) before taxes	22.4	17.1	51.4	23.0
Provision (benefit) for taxes	8.7	6.8	21.3	6.0

Consolidated net income	13.7	10.3	30.1	17.0
Less: Net income (loss) allocated to noncontrolling interests	(0.2)	—	0.1	—

Net income allocated to common stockholders	$13.9	$10.3	$30.0	$17.0

Earnings per share:
Basic	$0.47	$0.35	$1.01	$0.57
Diluted	$0.47	$0.35	$1.01	$0.57
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

2.	Financial Statement Schedules Index

Combined Financial Statements of Greenhill Capital Partners II, L.P., Greenhill Capital Partners
(Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.

3.	Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Form of Underwriting Agreement.
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2007).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed May 5, 2004).
3.3	Certificate of Designations, Preferences and Rights of Series A-1 Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).
3.4	Certificate of Designations, Preferences and Rights of Series A-2 Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

Exhibit
Number	Description

10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).
10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Exhibit
Number	Description

10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.34	Form of First Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.39	Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.40	Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.41	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.42	Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.43	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).
10.44	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.45	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

Exhibit
Number		Description

10.46		Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.47		Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (non-MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.48		Lease between 300 Park Avenue, Inc. and Greenhill & Co., Inc. dated June 17, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 22, 2009).
10.49		Memorandum of Agreement dated as of October 28, 2009 among Registrant, Robert H. Niehaus and V. Frank Pottow (incorporated by reference to Registrant’s report on Form 8-K filed on October 29, 2009).
10.50		Transaction Agreement dated as of December 22, 2009 among Registrant, certain of its subsidiaries, Robert H. Niehaus and V. Frank Pottow (incorporated by reference to Registrant’s report on Form 8-K filed on December 22, 2009).
10.51		Share Sale Agreement dated March 16, 2010 among Greenhill & Co., Inc., Caergwrle Investments Pty Ltd, Mordant Investments Pty Ltd, Baliac Pty Ltd, Peter Hunt, Simon Mordant and Ron Malek (incorporated by reference as Exhibit 2.1 to Registrants’s Current Report on Form 8-K filed on April 1, 2010).
10.52		Form of Seventh Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)
10.53		Form of Security Agreement (LLC Distribution) by and between Greenhill & Co., Inc. and First Republic Bank. (incorporated by reference to Exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)
10	.54*	Form of Eighth Modification of Agreement by and between First Republic Bank and Greenhill & Co. Inc.
21	.1*	List of Subsidiaries of the Registrant.
23	.1*	Consent of Ernst & Young LLP.
23	.2*	Consent of Ernst & Young LLP.
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Robert F. Greenhill Robert F. Greenhill	Chairman and Director	February 28, 2011

/s/ Scott L. Bok Scott L. Bok	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Richard J. Lieb Richard J. Lieb	Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ Harold J. Rodriguez, Jr. Harold J. Rodriguez, Jr.	Chief Administrative Officer (Principal Accounting Officer)	February 28, 2011

/s/ Robert T. Blakely Robert T. Blakely	Director	February 28, 2011

/s/ John C. Danforth John C. Danforth	Director	February 28, 2011

/s/ Steven F. Goldstone Steven F. Goldstone	Director	February 28, 2011

/s/ Stephen L. Key Stephen L. Key	Director	February 28, 2011

II-2

GREENHILL CAPITAL PARTNERS PRIVATE EQUITY FUND II
COMBINED FINANCIAL STATEMENTS
AND SUPPLEMENTAL SCHEDULES
Comprising
Greenhill Capital Partners II, L.P.
Greenhill Capital Partners (Cayman) II, L.P.
Greenhill Capital Partners (Executives) II, L.P.
Greenhill Capital Partners (Employees) II, L.P.
For the years ended December 31, 2010, 2009 and 2008

Greenhill Capital Partners Private Equity Fund II
Combined Financial Statements and Supplemental Schedules

For the years ended December 31, 2010, 2009 and 2008

Contents

Report of Independent Registered Public Accounting Firm

To the Partners of Greenhill Capital Partners Private Equity Fund II:

We have audited the accompanying combined statements of assets, liabilities and partners’ capital of Greenhill Capital Partners Private Equity Fund II (comprised of Greenhill Capital Partners II, L.P., Greenhill Capital Partners (Cayman) II, L.P., Greenhill Capital Partners (Executives) II, L.P. and Greenhill Capital Partners (Employees) II, L.P.) (the “Partnerships”), including the combined schedule of investments, as of December 31, 2010 and 2009, and the related combined statements of operations, changes in partners’ capital, and cash flows for each of the three years ended December 31, 2010. These combined financial statements are the responsibility of the Partnerships’ General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Greenhill Capital Partners Private Equity Fund II at December 31, 2010 and 2009, and the results of its operations, changes in its partners’ capital and its cash flows for each of the three years ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/  Ernst & Young LLP

New York, New York
February 15, 2011

Greenhill Capital Partners Private Equity Fund II
Combined Statements of Assets, Liabilities and Partners’ Capital

As of December 31,

	2010	2009

Assets
Investments, at estimated fair value as determined by the General Partner (cost of $366,474,643 in 2010, and $436,140,453 in 2009, respectively)	$450,093,859	$506,772,888
Cash and cash equivalents	6,247,558	25,761,525
Other assets	728	329,396

Total assets	$456,342,145	$532,863,809

Liabilities and Partners’ Capital
Revolving loan	$—	$45,000,000
Accrued expenses and other liabilities	541,166	1,602,844
Due to affiliates	65,705	340,443

Total liabilities	606,871	46,943,287
Partners’ capital:
Limited partners	409,214,628	435,192,199
General partner	46,520,646	50,728,323

Total partners’ capital	455,735,274	485,920,522

Total liabilities and partners’ capital	$456,342,145	$532,863,809

Analysis of Partners’ Capital:
Net capital contributions, distributions, accumulated net investment income and net realized gain	$372,116,089	$415,288,117
Accumulated net unrealized gain	83,619,185	70,632,405

	$455,735,274	$485,920,522

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statements of Operations

Years Ended December 31,

	2010	2009	2008

Investment Income
Dividend income	$7,064,972	$4,616,522	$12,575,575
Interest income	57,535	66,978	311,968

	7,122,507	4,683,500	12,887,543

Expenses
Management fee, net	6,933,387	9,853,195	11,816,808
Interest and debt amortization expense	89,711	386,664	877,199
Other expenses	1,099,730	2,076,169	862,319

	8,122,828	12,316,028	13,556,326

Net investment loss	(1,000,321)	(7,632,528)	(668,783)
Net Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	46,796,030	(96,280,552)	—
Net change in unrealized gain (loss) on investments	12,986,780	130,542,236	(95,706,716)

	59,782,810	34,261,684	(95,706,716)

Net income (loss)	$58,782,489	$26,629,156	$(96,375,499)

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statements of Changes in Partners’ Capital

Years Ended December 31,

	Limited	General
	Partners	Partner	Total

Partners’ capital, January 1, 2008	$467,241,625	$53,141,556	$520,383,181
Contribution from partners	117,775,682	13,474,318	131,250,000
Distribution to partners	(20,609,237)	(2,380,991)	(22,990,228)
Net loss	(87,766,692)	(8,608,807)	(96,375,499)

Partners’ capital, December 31, 2008	476,641,378	55,626,076	532,267,454
Contribution from partners	14,125,882	315,928	14,441,810
Distribution to partners	(78,485,082)	(8,932,816)	(87,417,898)
Net income	22,910,021	3,719,135	26,629,156

Partners’ capital, December 31, 2009	435,192,199	50,728,323	485,920,522
Contribution from partners	72,983,723	8,391,277	81,375,000
Distribution to partners	(150,982,695)	(19,360,042)	(170,342,737)
Net income	52,021,401	6,761,088	58,782,489

Partners’ capital, December 31, 2010	$409,214,628	$46,520,646	$455,735,274

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Statements of Cash Flows

Years Ended December 31,

	2010	2009	2008

Operating activities:
Net income (loss)	$58,782,489	$26,629,156	$(96,375,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on investments	(59,782,810)	(34,261,684)	95,706,716
Changes in operating assets and liabilities:
Purchase of investments	(22,500,000)	(47,923,886)	(107,722,643)
Proceeds received from investments	138,961,839	103,591,019	—
Due from affiliates	—	219,865	330,676
Other assets	328,668	2,400	(276,628)
Accrued expenses and other liabilities	(1,061,678)	959,516	512,443
Due to affiliates	(274,738)	127,876	171,095

Net cash provided by (used in) operating activities	114,453,770	49,344,262	(107,653,840)
Financing activities:
Contributions from partners	81,375,000	14,441,810	131,250,000
Distributions to partners	(170,342,737)	(87,417,898)	(22,990,228)
Borrowings from revolving loan	—	45,000,000	39,068,735
Repayment of revolving loan	(45,000,000)	—	(49,321,667)

Net cash provided by (used in) financing activities	(133,967,737)	(27,976,088)	98,006,840
Net increase (decrease) in cash and cash equivalents	(19,513,967)	21,368,174	(9,647,000)
Cash and cash equivalents, beginning of year	25,761,525	4,393,351	14,040,351

Cash and cash equivalents, end of year	$6,247,558	$25,761,525	$4,393,351

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,127	$70,782	$759,570

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedules of Investments

As of December 31,

	2010			2009
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Energy

Pearl Exploration and Production Ltd.(1) (formerly, Watch Resources Ltd.)
2,438,878 Common shares in 2009	$—	$—	0.0%	$10,393,572	$5,881,835	1.2%

BreitBurn Energy Holdings LLC
7,500,000 Class A units	75,000,000	85,000,000	18.7%	75,000,000	76,000,000	15.6%

Exco Resources, Inc.(1)
1,891,847 Common shares in 2009	—	—	0.0%	35,945,124	40,163,987	8.3%

Total Energy	75,000,000	85,000,000	18.7%	121,338,696	122,045,822	25.1%

Financial Services

Healthcare Finance Group, LLC

4,665,384 Shares of Series B Senior Convertible Participating Preferred Stock	16,259,899	25,291,479	5.5%	16,259,899	24,056,076	5.0%

First Equity Card Corporation
142,000 Series A Preferred shares, 437,424 Series B Preferred shares, 1,352,394 Series C Preferred shares, 480,509 Series D Preferred shares	15,952,812	1,387,445		15,952,812	—
33,924 Common shares	196,912	19,511		196,912	—

	16,149,724	1,406,956	0.3%	16,149,724	—	0.0%
Trans-Fast Remittance LLC
98.9% sharing percentage	39,500,000	37,592,393	8.2%	37,000,000	16,300,001	3.4%

Total Financial Services	71,909,623	64,290,828	14.0%	69,409,623	40,356,077	8.4%

(1) Publicly traded investment.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Combined Schedules of Investments

As of December 31,

	2010			2009
		Estimated	% of Partners’		Estimated	% of Partners’
Industry/Security Description	Cost	Fair Value	Capital	Cost	Fair Value	Capital

Insurance

Acrisure LLC
20,000 Preferred units	20,000,000	21,166,010		—	—
49,500 Common units	—	2,711,163		—	—

	20,000,000	23,877,173	5.3%	—	—	0.0%

Alterra Capital Holdings Limited (formerly, Harbor Point Limited) (1)
1,133,068 Common shares in 2010, 300,000 Class A voting common shares in 2009	30,000,000	24,519,636	5.4%	30,000,000	28,920,865	6.0%

Ironshore Inc.
4,500,000 Common shares	45,000,000	49,916,266	11.0%	45,000,923	50,147,463	10.3%

Validus Holdings, Ltd.(1)
1,571,427 Voting Common shares in 2009	—	—	0.0%	27,499,990	42,334,243	8.7%

Total Insurance	95,000,000	98,313,075	21.7%	102,500,913	121,402,571	25.0%
Services & Other

FCC Holdings, Inc.
12,179,000 Common shares	60,895,000	57,000,000	12.5%	60,895,000	70,004,034	14.4%

International Education Corp.
184,511 Class A units	45,000,000	95,000,000	20.8%	45,000,000	55,000,000	11.2%

Stroz Friedberg Inc.
16,905 Common shares in 2010, 33,496 Shares of Series A Convertible Preferred shares in 2009	18,670,020	50,489,956	11.1%	36,996,221	97,964,384	20.2%

Total Services & Other	124,565,020	202,489,956	44.4%	142,891,221	222,968,418	45.8%

Total Investments(2)	$366,474,643	$450,093,859	98.8%	$436,140,453	$506,772,888	104.3%

(1) Publicly traded investment.

(2)	At December 31, 2010, the portfolio of investments was comprised of companies located in or conducting their principal business in North America.

The accompanying notes are an integral part of the combined financial statements.

Greenhill Capital Partners Private Equity Fund II
Notes to the Combined Financial Statements

Note 1 –	Organization and Basis of Presentation

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

The combined financial statements include the accounts of the Delaware Partnership II, Greenhill Capital Partners (Cayman) II, L.P. (the “Off-Shore Partnership II”), Greenhill Capital Partners (Executives) II, L.P. (the “Executive Partnership II”), and Greenhill Capital Partners (Employees) II, L.P. (the “Employee Partnership II”). The Delaware Partnership II, the Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II are collectively referred to as “Greenhill Capital Partners Private Equity Fund II” or the “Partnerships” and have ownership interests representing 51.5%, 20.2%, 3.5% and 24.8% respectively, of the combined net assets shown on the combined financial statements as of December 31, 2010. Such ownership interests may vary due to differing management fee arrangements. The Partnerships will generally purchase an interest in each portfolio company on a pro rata basis based on their respective ownership interests and on equivalent economic terms.

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

On December 22, 2009, Robert H. Niehaus, Chairman of Greenhill Capital Partners LLC (“GPGP”) and V. Frank Pottow, a member of the investment committee of GPGP, purchased certain merchant banking assets. Under the terms of the transaction the General Partner delegated to an entity controlled by it, Greenhill Capital Partners II LLC (“GCP II LLC”) (collectively with GPGP the “Manager”), its obligation to manage and administer the Partnerships (see “Note 8 – Related Party Transactions”) during a transition period, which ended December 31, 2010. Effective December 31, 2010, pursuant to the consent of the requisite limited partners of the Partnerships, GCP II LLC assigned the management of the Partnerships to GCP Capital Partners LLC (“GCP Capital”). GPGP remains the general partner, parent and affiliate of the General Partner. The same personnel who were involved in the investment and oversight of the Partnerships prior to the transaction remain responsible for investment and oversight of the Partnerships post the transaction.

The Partnerships will terminate on March 31, 2015, unless extended at the option of the General Partner for up to two additional successive one-year terms following the expiration of such initial term.

The combined financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Investments are stated at estimated fair value, and any unrealized appreciation or depreciation is included in the combined statement of operations. Actual results could differ from those estimates.

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

Income Taxes

No federal, state or local income taxes are payable by the Partnerships and none have been provided for in the accompanying financial statements of the Partnerships, as each partner is individually liable for its proportionate share of the Partnerships’ taxable income.

The Partnerships are subject to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting for Uncertainty in Income Taxes. The standard establishes consistent thresholds for accounting for income taxes. It defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized.

The Partnerships have analyzed its tax positions with respect to applicable income tax issues for open tax years (in each respective jurisdiction) and determined no material tax liabilities existed.

Investment Valuations

Investments consist primarily of preferred and common equity interests and partnership interests in publicly and non-publicly traded companies. Investments held by the Partnerships are recorded at estimated fair value as determined by the General Partner. The fair value of investments in privately held companies are estimated by the General Partner using a combination of valuation techniques generally categorized as the market and income (discounted cash flows) approaches. As a part of this process, the General Partner will consider the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. When utilizing a multiples based approach, multiples are applied to the most recent and relevant operating metrics of the portfolio company, including historical and/or forecasted EBITDA, production and reserve estimates, or other relevant performance metrics. Discounts may be applied to the Partnerships’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the investments are carried are adjusted to estimated fair value at the end of each quarter and volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments. Investment transactions are accounted for on a trade date basis. When investments are sold, liquidated or distributed, the gain or loss is classified as realized and is determined using the specific identification basis. Unrealized appreciation or depreciation resulting from changes in fair value of investments (including reversals of unrealized gains or losses when investments are sold or distributed) is included in the combined statement of operations.

Accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the General Partner performs a detailed analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The following table summarizes the valuation of the Partnerships’ investments by the above hierarchy of pricing observability levels as of December 31, 2010 and 2009:

Fair Value Measurements at Reporting Date Using:

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Ending Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	as of
Description	Level 1	Level 2	Level 3	December 31, 2010

Common Stock	$24,519,636	$—	$160,136,896	$184,656,532
LP Equity Units and Capital Sharing Interests	—	—	217,592,393	217,592,393
Preferred Stock	—	—	47,844,934	47,844,934

Balance at 12/31/10	$24,519,636	$—	$425,574,223	$450,093,859

Description	Level 1	Level 2	Level 3	December 31, 2009

Common Stock	$88,380,065	$—	$149,072,362	$237,452,427
LP Equity Units and Capital Sharing Interests	—	—	147,300,001	147,300,001
Preferred Stock	—	—	122,020,460	122,020,460

Balance at 12/31/09	$88,380,065	$—	$418,392,823	$506,772,888

The following table summarizes the fair value of Level 3 investments for the years ended December 31, 2010 and 2009:

Balance as of January 1, 2009	$362,459,731
Purchases (sales), net	40,295,803
Transfers out of Level 3	—
Net realized gain (loss), net	(38,464,029)
Net unrealized gain (loss), net	54,101,318

Balance as of December 31, 2009	418,392,823
Purchases (sales), net	(32,419,035)
Transfers out of Level 3	(28,920,865)
Net realized gain (loss), net	36,591,912
Net unrealized gain (loss), net	31,929,388

Balance as of December 31, 2010	$425,574,223

Accounting guidance for fair value measurements and disclosures requires additional detailed disclosure for securities held by the Partnerships by major security types based on the nature, risks, activity or business sector, vintage, geographic concentration, credit quality, and economic characteristic. Please refer to Combined Schedule of Investments and “Note 9 – Investment Portfolio” for further categorization of all level three investments.

The net change in unrealized appreciation relating to Level 3 investments held at December 31, 2010 and 2009 was $61.0 million and $40.8 million, respectively.

Use of Estimates

The combined financial statements include estimates and assumptions made by the General Partner that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

The Partnerships evaluate subsequent events through the date on which financial statements are issued. See “Note 13 – Subsequent Events” for the required disclosure.

Note 3 –	Investments

Purchases

During 2010, the Partnerships made an investment of $20.0 million in Acrisure LLC (“Acrisure”) and made a follow-on investment of $2.5 million in Trans-Fast Remittance LLC (“Trans-Fast”).

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

Changes in Unrealized Investment Valuations

During 2010, the Partnerships recorded unrealized gains of $1.2 million in Healthcare Finance Group, Inc. (“HFG”), $3.8 million in Acrisure, $40.0 million in IEC, $1.4 million in First Equity Card Corp. (“FECC”), $9.0 million in Breitburn and $18.8 million in Trans-Fast due to the write-up of the value of investments.

The Partnerships recorded an unrealized loss due to the change in the fair value of securities of $4.4 million in Alterra Capital Holdings Limited (“Alterra”) (formerly, Harbor Point Limited (“Harbor Point”)). The Partnerships recorded unrealized losses of $13.0 million in FCC Holdings, Inc. (“FCC”) and $0.2 million in Ironshore Inc. (“Ironshore”) due to the write-down of the value of the investments. The Partnerships reversed previously recognized net unrealized gains from various investments of $43.6 million.

During 2009, the Partnerships recorded unrealized gains due to the change in the fair value of securities of $7.9 million in Black Pearl Resources Inc. (“Black Pearl”) (formerly, Pearl Exploration and Production Ltd.), $43.5 million in Exco Resources, Inc. (“Exco”), $7.0 million in PartnerRe Ltd. (“PartnerRe”) (formerly, Paris Re Holdings Limited). The Partnerships recorded unrealized gains of $4.0 million in Healthcare Finance Group, Inc. (“HFG”), $9.1 million in FCC, $2.1 million in Ironshore, $13.9 million in Stroz, $1.0 million in Breitburn, $10.0 million in IEC and $0.7 million in Alterra due to the write-up of the value of the investment. The Partnerships reversed previously recognized net unrealized losses from various investments of $38.7 million.

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

During 2008, the Partnerships recorded unrealized losses due to the change in the fair value of securities of $6.3 million in Black Pearl, $5.3 million in PartnerRe, $25.5 million in Crusader Energy Group (“Crusader”) (formerly, Knight Energy Group, LLC) and $39.2 million in Exco. The Partnerships also recorded unrealized losses of $16.1 million in FECC, $20.7 million in Trans-Fast, $9.7 million in Coronado, $1.7 million in Alterra and $2.1 million in Augustus, due to the write-down of the value of the investments.

Realizations and other Distributions

On May 13, 2010, Harbor Point merged with Max Capital Group Ltd. The combined company was renamed Alterra. As a result, the Partnerships received 1,133,068 of Alterra common shares in exchange for the Partnerships existing 300,000 voting common shares of Harbor Point.

During 2010, the Partnerships sold its investment in Validus for $41.4 million ($13.9 million recorded as realized gain and $27.5 million recorded as return of capital), received $6.3 million from the sale of its investment in Black Pearl ($4.1 million recorded as realized loss thus relieving remaining basis of $10.4 million), received $54.9 million from a partial sale in its investment in Stroz ($36.6 million in realized gain and $18.3 million recorded as return of capital) and received $36.3 million from the sale of its investment in Exco ($0.4 million in realized gain and $35.9 million recorded as return of capital).

During 2010, the Partnerships also received dividend distributions of $0.2 million from Validus, $1.4 million from Stroz, $0.2 million from Exco, $1.2 million from HFG, $0.8 million from Acrisure and $3.3 million from Alterra. The Partnerships also received interest income of $0.02 million from Validus.

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

During 2009, the Partnerships also received dividend distributions of $1.8 million from Validus ($0.3 million included in other assets), $0.2 million from PartnerRe, $1.4 million in Stroz, $0.1 million from Exco and $1.1 million from Alterra. In addition, the Partnerships received interest income of $0.04 million from Genesis.

During 2008, the Partnerships received dividend distributions of $2.1 million from Validus, $3.0 million from Exco, $2.3 million from Alterra, $1.6 million from Stroz, and $3.6 million from PartnerRe. In addition, the Partnerships received interest income of $0.1 million from BreitBurn.

Note 4 –	Allocation of Profit and Loss

Each item of income, gain, loss deduction or expenses included in the determination of net income or loss is allocated among each of the partners in a manner consistent with the corresponding method of distribution for each limited partner set forth in the terms of its respective limited partnership agreement.

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

The General Partner has not met the threshold to receive an allocation of unrealized or realized profit override as of December 31, 2010. In the event that the General Partner had been allocated profit override, future losses in the value of the Partnerships’ investments may require a reduction in such allocation of profit override to the General Partner and upon liquidation of the Partnerships, the

General Partner would be obligated to contribute to the Partnerships the amount, if any, by which cumulative profit override distributions received exceed its cumulative allocable profit override.

Cash distributions of net proceeds from dispositions of investments will be made as soon as practicable after their receipt by the Partnerships. Other cash receipts of the Partnerships shall be distributed at least annually or more frequently if deemed appropriate by the General Partner.

During 2010, 2009 and 2008, the Partnerships made distributions to its partners of $170.3 million, $87.4 million and $23.0 million, respectively. These distributions were comprised of proceeds from portfolio company dividends and interest, return of invested capital and realized gains.

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

On June 8, 2010, the General Partner terminated the Commitment Period for the Partnerships, except for (1) commitments made to invest prior to the termination of the Commitment Period, (2) an investment in convertible securities in connection with the exercise, exchange or conversion of those securities, or (3) follow-on investments made before June 8, 2012, as long as such investment amount does not exceed 15% of the aggregate Capital Commitment or the Available Capital Commitments of the partners.

The Partnerships have $875 million in total aggregate capital commitments. At December 31, 2010, 2009 and 2008 the Partnerships had remaining outstanding aggregate capital commitments of $78.8 million, $160.1 million and $175.9 million from its partners, respectively.

Note 7 –	Credit Facility

The Partnerships $50 million Credit Facility (the “Facility”) with a commercial bank (the “Bank”) expired on January 27, 2010. The purpose of the Facility was to provide the Partnerships with short-term revolver borrowings to fund portfolio company investments and certain other general purposes in advance of the receipt by the Partnerships of capital contributions from the partners. The Bank had a security interest in the Partnerships’ capital call rights and the Bank could have required the General Partner to make a subsequent capital call to meet the debt obligation if necessary. Interest on outstanding borrowings was based on LIBOR plus 250 basis points. In addition, for the duration of the Facility the Partnerships paid a 35 basis points per annum charge on the average unutilized portion of the Facility. The Facility expired and there were no amounts outstanding as of the expiration on January 27, 2010. There was no debt financing costs related to the Facility included in Other Assets at December 31, 2010 and $14,584 of debt financing costs related to the Facility at December 31, 2009. Debt financing costs are amortized over the life of the Facility.

Interest expense related to the Facility was $0.1 million (including $14,584 of amortization of the debt financing costs), $0.4 million (including $0.2 million of amortization of the debt financing costs and $0.2 million of unused loan commitment fees) and $0.9 million (including $0.1 million of amortization of the debt financing costs), for the years ended December 31, 2010, 2009 and 2008, respectively.

The Partnerships weighted average amount of borrowings outstanding under the Facility and credit agreement during the years ended December 31, 2010, 2009 and 2008, was approximately $3.1 million, $2.6 million and $19.1 million, respectively. The related weighted average annualized rate on the borrowings was 0.0%, 1.7%, 3.9%, for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 8 –	Related Party Transactions

GPGP is the general partner, parent and affiliate of the General Partner and controls GCP II LLC. GPGP committed approximately $87.5 million, or 10.1% of committed capital, to the Partnerships. In accordance with the terms of the partnership agreement, the GPGP will fund Capital Contributions post the termination of the Commitment Period for (1) commitments made to invest prior to the termination of the Commitment Period, (2) an investment in convertible securities in connection with the exercise, exchange or conversion of those securities, or (3) follow-on investments made by the end of two years from the termination of the Commitment Period, as long as such investment amount does not exceed 15% of the aggregate Capital Commitment or the Available Capital Commitments of all partners. Through its interest in the Partnerships, the GPGP has an interest of approximately 10.1% in all investments. The carrying value of the GPGP investment in the Partnerships was approximately $46.5 million and $50.7 million at December 31, 2010 and 2009, respectively.

From the inception of the Partnerships through December 22, 2009 the GPGP was responsible for the day-to-day managerial and administrative services of the Partnerships. Effective December 2009, the General Partner delegated its obligation to GCP II LLC to provide day-to-day managerial and administrative services to the Partnerships during a transition period, which ended December 31, 2010. Effective December 31, 2010, pursuant to the consent of the requisite limited partners of the Partnerships, GCP II LLC assigned the management of the Partnerships to GCP Capital. Under the terms of their respective limited partnership agreements, the Delaware Partnership II, the Off-Shore Partnership II, the Executive Partnership II and the Employee Partnership II each pay a management fee for services rendered by the Manager in an amount equal to the aggregate management fees payable by all limited partners. The GPGP’s commitment through the General Partner is not subject to a management fee. During the commitment period, each limited partner paid an amount based upon 1.5% per annum of such partner’s capital commitment. Subsequent to June 8, 2010 (termination of the Commitment Period), the management fee is 1% of such partner’s aggregate Invested Capital, as defined in each limited partnership agreement. In accordance with the terms of the partnership agreement, prior to the termination of the Commitment Period, the management fee was payable semi-annually in advance, subsequent to June 8, 2010, the management fee is paid on a quarterly basis. A management fee of $6.9 million was paid by the Partnerships to the GPGP for the year ended December 31, 2010, and $9.9 million and $11.8 million for the years ended December 31, 2009 and 2008, respectively. The management fee payments for 2010 and 2009 were reduced by Transaction fees paid by the portfolio companies in 2009 and 2008 (see below).

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

The Partnerships will incur all other Partnership Expenses and Partnership Administrative Expenses (collectively, “Partnership Expenses”). The allocation of such Partnership Expenses will be made on a pro rata basis based on committed capital, unless any such expense is solely or disproportionately attributable to any single Partnership, in which case the Manager may allocate such expense differently. The Manager pays the Partnership Expenses on behalf of the Partnerships, for which the Manager is reimbursed on regular intervals. At December 31, 2010 the Partnerships do not owe the GPGP for reimbursements for expenses. At December 31, 2009 the Partnerships owed approximately $0.01 million to the GPGP for reimbursement of such expenses.

Affiliates of the General Partner may provide investment-banking services to certain portfolio companies from time to time. These fees are not subject to management fee offset.

The Partnerships shall distribute to the General Partner, and the General Partner or its affiliates may retain, all “break-up fees”, “commitment fees” and other Transaction Fees, as defined in each limited partnership agreement. Eighty percent of each Partnerships proportionate share of the amount of any such Transaction Fees received by the General Partner or its affiliates shall be credited ratably to reduce the management fees payable by the limited partners of such Partnerships. During 2009, the portfolio companies paid $0.2 million in transaction fees to the Manager, of which eighty percent reduced the management fees payable by the limited partners of such Partnerships for 2010. In addition, during 2008, the portfolio companies paid $2.0 million in transaction fees to the Manager, of which eighty percent reduced the management fees payable by the limited partners of such Partnerships for 2009.

Note 9 –	Investment Portfolio

As of December 31, 2010 and 2009 the portfolio of investments by type of security was as follows:

	2010		2009
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Type of Security	Value	Capital	Value	Capital

Common Stock	$184,656,532	40.5%	$237,452,427	48.9%
LP Equity Units and Capital Sharing Interests	217,592,393	47.7%	147,300,001	30.3%
Preferred Stock	47,844,934	10.6%	122,020,460	25.1%

Total	$450,093,859	98.8%	$506,772,888	104.3%

As of December 31, 2010 and 2009 the portfolio of investments by geographic location was as follows:

	2010		2009
	Estimated Fair	% of Partners’	Estimated Fair	% of Partners’
Geographic Location	Value	Capital	Value	Capital

North America	$450,093,859	98.8%	$506,772,888	104.3%

Total	$450,093,859	98.8%	$506,772,888	104.3%

Note 10 –	Partners’ Capital

As of December 31, 2010, 2009 and 2008, the capital balance of each Partnership was as follows (in millions):

	Delaware	Off-Shore	Executive	Employee
	Partnership II	Partnership II	Partnership II	Partnership II	Total

Committed capital	$450.3	$176.5	$31.1	$217.1	$875.0

Partners’ capital, January 1, 2008	267.8	105.0	18.4	129.2	520.4

Contributed capital	67.5	26.5	4.7	32.6	131.3
Distributions	(12.0)	(4.4)	(0.8)	(5.8)	(23.0)
Net loss	(50.1)	(19.8)	(3.5)	(23.0)	(96.4)

Total partners’ capital December 31, 2008	273.2	107.3	18.8	133.0	532.3

Contributed capital	8.1	3.2	0.6	2.5	14.4
Distributions	(44.9)	(17.8)	(3.1)	(21.6)	(87.4)
Net income	13.2	5.1	0.9	7.4	26.6

Total partners’ capital December 31, 2009	249.6	97.8	17.2	121.3	485.9

Contributed capital	41.9	16.4	2.9	20.2	81.4
Distributions	(86.7)	(34.0)	(6.0)	(43.6)	(170.3)
Net income	30.0	11.7	2.1	14.9	58.7

Total partners’ capital December 31, 2010	$234.8	$91.9	$16.2	$112.8	$455.7

Note 11 –	Market and Other Risk Factors

The Partnerships’ portfolio investments were comprised primarily of companies which operate in the energy, financial services and certain other industry specific business sectors. Multiple market risk factors exist which could cause the Partnerships to lose some or all of their invested capital. These risks include:

General economic risk — the Partnerships’ portfolio investments can be impacted by changes caused by global and domestic market conditions, including energy, financial services and certain other industry specific business sectors economic conditions.

Changes in the market for public offerings could also have an effect on the Partnerships and their ability to realize their investment objectives. In addition, the portfolio is subject to equity price risk and other market risk.

Concentration risk — the Partnerships invested in transactions in a limited number of companies, primarily within the energy, financial services and certain other industry specific business sectors and these investments may not be a balanced or fully diversified portfolio.

Investee risk — the Partnerships’ investees may include smaller entrepreneurial companies which may have limited business histories, product or service lines, markets, financial resources and management depth. Such companies also may not have achieved profitable operations or positive cash flows.

Liquidity risk — the Partnerships’ portfolio of investments includes illiquid, non-publicly traded securities and restricted publicly traded securities. Accordingly, there is the risk that the Partnerships may not be able to realize their investment objectives by sale or other disposition of portfolio investments at prices reflective of the Partnerships’ current carrying value. As a result, the Partnerships may sustain losses with respect to some or all of their investments.

Contractual Obligations — the Partnerships may enter into contracts that contain a variety of indemnity obligations. The Partnerships’ maximum exposure under these arrangements is unknown. However, the Partnerships have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Note 12 –	Financial Highlights

The following financial highlights are being presented as required for non-registered investment companies:

	Years Ended December 31,
	2010	2009	2008

Ratios to average limited partners’ capital:
Expenses	1.74%	2.75%	2.50%
Profit override allocation	0.00%	0.00%	0.00%

Total expenses and profit override allocation	1.74%	2.75%	2.50%
Net investment loss	0.35%	1.79%	0.33%
Ratio of expenses to total committed capital	1.02%	1.53%	1.70%
Ratio of contributed capital to total committed capital	91.01%	81.70%	79.68%

The net internal rate of return since inception of the Partnerships through December 31, 2008 was (7.7)%, (3.7)% through December 31, 2009 and (0.3)% through December 31, 2010. The net internal rate of return, since inception of the Partnerships, is net of allocations (including profit override if applicable) to the General Partner, and was computed based on the actual dates of capital contributions and distributions and the aggregate net assets at the end of the period of the limited partners’ capital as of each measurement date. Ratios are calculated for the limited partners taken as a whole. An individual limited partner’s ratios may vary depending on the limited partnership with which they are invested due to differing management fee arrangements and the timing of capital transactions.

The net investment loss ratio, as defined, excludes realized and unrealized gains (losses). The ratio of contributed capital to total committed capital includes the General Partner.

Note 13 –	Subsequent Events

Subsequent events have been evaluated from January 1, 2011 to February 15, 2011, when the combined financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosure and/or adjustments beyond that already disclosed.

Supplemental Schedules

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Assets, Liabilities and Partners’ Capital

As of December 31, 2010

		Greenhill	Greenhill	Greenhill
		Capital	Capital	Capital
	Greenhill	Partners,	Partners,	Partners
	Capital Partners	(Cayman) II,	(Executive) II,	(Employees) II,
Assets	II, L.P.	L.P.	L.P.	L.P.	Total

Investments, at estimated fair value	$231,653,893	$90,790,517	$15,977,528	$111,671,921	$450,093,859
Cash and cash equivalents	3,251,617	1,672,995	211,003	1,111,943	6,247,558
Other assets	—	—	—	728	728

Total assets	$234,905,510	$92,463,512	$16,188,531	$112,784,592	$456,342,145

Liabilities and Partners’ Capital
Accrued expenses and other liabilities	$62,043	$415,781	$5,886	$57,456	$541,166
Due to affiliates	18,720	74,824	(5,963)	(21,876)	65,705

Total liabilities	80,763	490,605	(77)	35,580	606,871
Partners’ capital:
Limited partners	231,802,893	90,987,903	16,015,233	70,408,599	409,214,628
General partner	3,021,854	985,004	173,375	42,340,413	46,520,646

Total partners’ capital	234,824,747	91,972,907	16,188,608	112,749,012	455,735,274

Total liabilities and partners’ capital	$234,905,510	$92,463,512	$16,188,531	$112,784,592	$456,342,145

Supplemental Schedule

Greenhill Capital Partners Private Equity Fund II
Combining Statement of Operations

Year ended December 31, 2010

		Greenhill	Greenhill	Greenhill
		Capital	Capital	Capital
	Greenhill	Partners,	Partners,	Partners
	Capital Partners	(Cayman) II,	(Executive) II,	(Employees) II,
	II, L.P.	L.P.	L.P.	L.P.	Total

Investment Income
Dividend income	$3,640,968	$1,417,412	$251,115	$1,755,477	$7,064,972
Interest income	28,212	12,235	1,534	15,554	57,535

	3,669,180	1,429,647	252,649	1,771,031	7,122,507

Expenses
Management fee, net	3,917,951	1,538,392	270,718	1,206,326	6,933,387
Interest and debt amortization expense	46,172	18,096	3,185	22,258	89,711
Other expenses	564,552	221,327	41,590	272,261	1,099,730

	4,528,675	1,777,815	315,493	1,500,845	8,122,828

Net investment gain (loss)	(859,495)	(348,168)	(62,844)	270,186	(1,000,321)
Net Realized and Unrealized Gain on Investments
Net realized gain on investments	24,127,713	9,457,117	1,664,139	11,547,061	46,796,030
Net change in unrealized gain on investments	6,684,397	2,619,014	460,941	3,222,428	12,986,780

	30,812,110	12,076,131	2,125,080	14,769,489	59,782,810

Net income	$29,952,615	$11,727,963	$2,062,236	$15,039,675	$58,782,489