Form 10-Q
period 2011-03-31
GREENHILL & CO INC
filed 2011-05-10
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of May 6, 2011, there were 29,671,617 shares of the registrant’s common stock outstanding.

AVAILABLE INFORMATION
          Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the United States Securities and Exchange Commission (the “SEC”). You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The firm’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.
          Our public internet site is http://www.greenhill.com. We make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Corporate Governance’’ section, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, our Corporate Governance Guidelines, Related Party Transaction Policy and Code of Business Conduct & Ethics governing our directors, officers and employees. You may need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	As of
	March 31,
	2011	December 31,
	(unaudited)	2010
Assets
Cash and cash equivalents ($7.6 million and $7.7 million restricted from use at March 31, 2011 and December 31, 2010, respectively)	$42,823,901	$78,227,209
Financial advisory fees receivable	32,654,819	30,187,204
Other receivables	9,835,659	2,899,309
Property and equipment (net of accumulated depreciation of $47.0 million and $45.8 million at March 31, 2011 and December 31, 2010, respectively)	16,677,208	17,563,099
Investments in merchant banking funds	75,709,212	73,532,503
Other investments	85,683,671	87,372,799
Goodwill	164,410,077	162,507,267
Deferred tax asset	42,987,303	47,842,045
Other assets	7,729,452	8,546,405

Total assets	$478,511,302	$508,677,840

Liabilities and Equity
Compensation payable	$10,957,721	$30,515,366
Accounts payable and accrued expenses	10,540,991	13,123,718
Bank loan payable	73,270,000	67,000,000
Deferred tax liability	25,300,907	25,031,882
Due to affiliates	2,833	144,365

Total liabilities	120,072,452	135,815,331

Common stock, par value $0.01 per share; 100,000,000 shares authorized, 35,688,040 and 35,117,356 shares issued as of March 31, 2011 and December 31, 2010, respectively; 29,658,014 and 29,341,604 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	356,880	351,174
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued and outstanding as of March 31, 2011 and December 31, 2010	46,950,226	46,950,226
Restricted stock units	67,751,164	89,365,292
Additional paid-in capital	405,669,290	368,090,229
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2011 and December 31, 2010; 110,191 shares outstanding as of March 31, 2011 and December 31, 2010	6,578,403	6,578,403
Retained earnings	168,667,007	184,621,197
Accumulated other comprehensive income	9,297,002	5,127,132
Treasury stock, at cost, par value $0.01 per share; 6,030,026 and 5,775,752 shares as of March 31, 2011 and December 31, 2010, respectively	(348,253,869)	(330,602,168)

Stockholders’ equity	357,016,103	370,481,485
Noncontrolling interests	1,422,747	2,381,024

Total equity	358,438,850	372,862,509

Total liabilities and equity	$478,511,302	$508,677,840

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues
Financial advisory fees	$48,508,763	$36,597,309
Merchant banking and other investment revenues	(272,418)	12,238,653
Interest income	131,541	19,966

Total revenues	48,367,886	48,855,928

Expenses
Employee compensation and benefits	36,227,063	32,155,012
Occupancy and equipment rental	4,185,508	3,149,289
Depreciation and amortization	1,856,954	752,157
Information services	1,565,094	1,739,077
Professional fees	1,285,127	2,243,866
Travel related expenses	2,816,686	2,217,730
Interest expense	725,882	528,042
Other operating expenses	2,214,892	2,898,498

Total expenses	50,877,206	45,683,671

Income (loss) before taxes	(2,509,320)	3,172,257
Provision (benefit) for taxes	(928,448)	320,455

Consolidated net income (loss)	(1,580,872)	2,851,802
Less: Net income allocated to noncontrolling interests	—	2,339,906

Net income (loss) allocated to common stockholders	$(1,580,872)	$511,896

Average shares outstanding:
Basic	31,072,284	29,607,997
Diluted	31,072,284	29,701,773
Earnings (loss) per share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02
Dividends declared and paid per share	$0.45	$0.45
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Consolidated net income (loss)	$(1,580,872)	$2,851,802
Currency translation adjustment, net of tax	4,169,870	(3,212,940)

Comprehensive income (loss)	2,588,998	(361,138)
Less: Net income allocated to noncontrolling interests	—	2,339,906

Comprehensive income (loss) allocated to common stockholders	$2,588,998	$(2,701,044)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity

	Three Months Ended
	March 31,	Year Ended
	2011	December 31,
	(unaudited)	2010
Common stock, par value $0.01 per share
Common stock, beginning of the year	$351,174	$332,543
Common stock issued	5,706	18,631

Common stock, end of the period	356,880	351,174

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	46,950,226	—
Contingent convertible preferred stock issued	—	46,950,226

Contingent convertible preferred stock, end of the period	46,950,226	46,950,226

Restricted stock units
Restricted stock units, beginning of the year	89,365,292	81,219,868
Restricted stock units recognized	14,861,302	43,214,505
Restricted stock units delivered	(36,475,430)	(35,069,081)

Restricted stock units, end of the period	67,751,164	89,365,292

Additional paid-in capital
Additional paid-in capital, beginning of the year	368,090,229	237,716,672
Common stock issued	36,891,157	125,850,372
Restricted stock unit cash settlement	—	(1,010,273)

Tax benefit from the delivery of restricted stock units	687,904	5,533,458

Additional paid-in capital, end of the period	405,669,290	368,090,229

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	6,578,403	7,937,414
Exchangeable shares of subsidiary delivered	—	(1,359,011)

Exchangeable shares of subsidiary, end of the period	6,578,403	6,578,403

Retained earnings
Retained earnings, beginning of the year	184,621,197	206,974,630
Dividends	(14,373,318)	(56,879,344)
Net income (loss) allocated to common stockholders	(1,580,872)	34,525,911

Retained earnings, end of the period	168,667,007	184,621,197

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	5,127,132	(8,737,728)
Currency translation adjustment, net of tax	4,169,870	13,864,860

Accumulated other comprehensive income (loss), end of the period	9,297,002	5,127,132

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(330,602,168)	(293,391,405)
Repurchased	(17,651,701)	(37,210,763)

Treasury stock, end of period	(348,253,869)	(330,602,168)

Total stockholders’ equity	(357,016,103)	370,481,485

Noncontrolling interests
Noncontrolling interests, beginning of the year	2,381,024	1,501,214
Net income allocated to noncontrolling interests	—	4,894,833
Contributions from noncontrolling interests	—	163,761
Distributions to noncontrolling interests	(958,277)	(4,178,784)

Noncontrolling interests, end of period	1,422,747	2,381,024

Total equity	$358,438,850	$372,862,509

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Operating activities:
Consolidated net income (loss)	$(1,580,872)	$2,851,802
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Non-cash items included in consolidated net income (loss):
Depreciation and amortization	1,856,954	752,157
Net investment (gains) losses	475,172	(7,540,421)
Restricted stock units recognized and common stock issued	14,861,302	12,034,794
Deferred taxes	4,918,272	8,027,741
Deferred gain on the sale of certain merchant banking assets	(202,755)	(300,509)
Changes in operating assets and liabilities:
Financial advisory fees receivable	(2,467,615)	3,763,256
Due from affiliates	(141,532)	(613,890)
Other receivables and assets	(6,603,478)	(13,576,918)
Compensation payable	(17,465,049)	(30,674,997)
Accounts payable and accrued expenses	(2,328,112)	(2,268,473)
Settlement of restricted stock units in cash	(2,092,596)	—

Net cash used in operating activities	(10,770,309)	(27,545,458)

Investing activities:
Purchases of merchant banking investments	—	(10,968,702)
Distributions from investments	—	54,849
Purchases of property and equipment	(27,825)	(285,308)

Net cash used in investing activities	(27,825)	(11,199,161)

Financing activities:
Proceeds of revolving bank loan	14,370,000	38,555,000
Repayment of revolving bank loan	(8,100,000)	—
Contributions from noncontrolling interests	—	134,511
Distributions to noncontrolling interests	(958,277)	(413,000)
Dividends paid	(14,373,318)	(14,025,279)
Purchase of treasury stock	(17,651,701)	(20,064,197)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	687,904	7,040,962

Net cash provided by (used in) financing activities	(26,025,392)	11,227,997

Effect of exchange rate changes on cash and cash equivalents	1,420,218	(1,658,941)

Net decrease in cash and cash equivalents	(35,403,308)	(29,175,563)
Cash and cash equivalents, beginning of period	78,227,209	74,473,459

Cash and cash equivalents, end of period	$42,823,901	$45,297,896

Supplemental disclosure of cash flow information:
Cash paid for interest	$688,718	$383,429
Cash paid for taxes, net of refunds	$1,925,809	$6,209,976
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1 — Organization
          Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, restructurings, financings and capital raising to corporations, partnerships, institutions and governments. The Company acts for clients located throughout the world from offices located in New York, London, Frankfurt, Sydney, Tokyo, Toronto, Chicago, Dallas, Houston, Los Angeles, Melbourne and San Francisco.
          The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and
•	Merchant banking, which includes the Company’s principal investments in certain merchant banking funds, Iridium Communications Inc. (“Iridium”) and other investments. Prior to 2011, merchant banking also included the management of outside capital invested in affiliated merchant banking funds.
          The Company’s wholly-owned subsidiaries that provide financial advisory services include Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCEI”), Greenhill & Co. Japan Ltd. (“GCJ”), Greenhill & Co. Canada Ltd. (“GCC”) and Greenhill Caliburn Pty Limited (“Greenhill Caliburn”).
          G&Co is engaged in investment banking activities principally in the U.S. G&Co is registered as broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulation Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. G&Co is also registered as a municipal advisor with the SEC and the Municipal Securities Rulemaking Board.
          GCI and GCEI are engaged in investment banking activities in the U.K. and Europe, respectively, and are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCJ and GCC are engaged in investment banking activities in Japan and Canada, respectively.
          On April 1, 2010, Greenhill acquired all of the outstanding capital stock of Caliburn Partnership Pty Limited (“Caliburn”, which was renamed Greenhill Caliburn Pty Limited), an Australian-based independent financial advisory firm. The Company, through Greenhill Caliburn, engages in investment banking activities in Australia and New Zealand. Greenhill Caliburn is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”). See “Note 3 — Acquisition”.
          Greenhill Aviation Co., LLC (“GAC”), a wholly-owned subsidiary of the Company, owns and operates an aircraft, which is used for the exclusive benefit of the Company’s employees and their immediate family members.
          The Company separated from the merchant banking business on December 31, 2010. Prior to that time, the merchant banking activities consisted primarily of the management of and the investment in Greenhill’s affiliated merchant banking funds: Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”), and Greenhill SAV Partners

(“GSAVP”, together with GCP I, GCP II, and GCP Europe, the “Merchant Banking Funds”), which are families of merchant banking funds.
          The Company’s U.S and international wholly-owned subsidiaries that invest in merchant banking funds include Greenhill Capital Partners, LLC (“GCPLLC”) and Greenhill Venture Partners, LLC (“GVP”). The Company also owns a majority of the interests in Greenhill Capital Partners II, LLC (“GCPII LLC”). Greenhill Capital Partners Europe LLP (“GCPE”) was a wholly-owned subsidiary of the Company however, as a result of the separation from the merchant banking business, as of December 31, 2010, GCPE is no longer included in the condensed consolidated results.
          GCPLLC is an investment adviser registered under the Investment Advisers Act of 1940 (“IAA”). Prior to 2011, GCPLLC provided investment advisory services to GCP I and GCP II, the U.S. based private equity funds that invest in a diversified portfolio of private equity and equity-related investments. During 2010 GCPII LLC acted as manager for GCP I, GCP II and GSAVP.
          GVP is an investment adviser registered under the IAA. Prior to 2011, GVP provided investment advisory services to GSAVP, a venture fund that invests in early growth stage companies in the tech-enabled and business information services industries.
          The majority of the investors in GCP I, GCP II and GSAVP are unaffiliated third parties; however, the Company and its employees have also made investments in such entities.
          The Company also owns an interest in Iridium and certain other investments. See “Note 4 — Investments — Other Investments”.
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

          These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated financial information as of December 31, 2010 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
Noncontrolling Interests
          The Company records the noncontrolling interests of other consolidated entities as equity in the condensed consolidated statements of financial condition. Additionally, the condensed consolidated statements of operations separately present income allocated to both noncontrolling interests and common stockholders.
          The portion of the consolidated interests in the general partners of the Merchant Banking Funds not held by the Company is presented as noncontrolling interest in equity. See “Note 4 — Investments — Affiliated Merchant Banking Funds”.
          GCP Capital Partners Holdings LLC (“GCP Capital”), an entity not controlled by the Company, had a preferred economic interest in the 2010 profits of GCPII LLC. During 2010 the excess of management fees revenues over amounts paid for compensation and other operating costs associated with the management of the Merchant Banking Funds accrued to the benefit of GCP Capital and was recorded as noncontrolling interest.
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
          The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.3 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.
     Merchant Banking and Other Investment Revenues
          Merchant banking revenues consist of (i) management fees derived from merchant banking activities (for periods prior to January 1, 2011), (ii) gains (or losses) on the Company’s investments in Merchant Banking Funds, Iridium and other principal investment activities, and if any, (iii) profit overrides from the Merchant Banking Funds. See “Note 4 — Investments — Affiliated Merchant Banking Funds”.
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
          If certain financial returns are achieved over the life of the fund, the Company recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2011, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 4 — Investments —Affiliated Merchant Banking Funds ” for further discussion of the merchant banking revenues recognized.
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
          Gains and losses on investment positions held, which arise from sales or changes in the fair value of investments are not predictable and can cause periodic fluctuations in net income and therefore subject the Company to market and credit risk.
Financial Advisory Fees Receivables
          Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. There was no allowance for doubtful accounts at March 31, 2011 or December 31, 2010. The Company did not record bad debt expense for the three months ended March 31, 2011 and recorded approximately $0.1 million of bad debt expense during the three months ended March 31, 2010.

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
Earnings per Share
          The Company calculates basic earnings per share (‘‘EPS’’) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.
          Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. The denominator for basic EPS includes the number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes.
          See “Note 8 — Earnings (Loss) per Share” for further discussion of the calculation of earnings per share.
Foreign Currency Translation
          Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currencies have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment which is included as a component of other comprehensive income (loss) in the condensed consolidated statements of changes in equity. Foreign currency transaction gains and losses are included in the condensed consolidated statements of operations.
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

Business Combinations
          Business combinations are accounted for in accordance with the guidance for business combinations. The Company uses a fair value approach to measure the assets acquired and the liabilities assumed in a business combination. Assets acquired and liabilities assumed in a business combination are valued at fair value, regardless of the purchaser’s cost of acquisition. Any associated transaction costs are expensed as incurred.
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
          Aircraft — 7 years
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
          Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. Management applies the ‘‘more-likely-than-not criteria’’ when determining tax benefits.
Cash and Cash Equivalents
          The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash.
          At March 31, 2011 and December 31, 2010, the Company had $42.8 million and $78.2 million, respectively, of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At March 31, 2011 and December 31, 2010, the carrying value of the Company’s cash equivalents amounted to $4.6 million and $9.4 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.
          Also included in the total cash and cash equivalents balance at March 31, 2011 and December 31, 2010 was $7.6 million and $7.7 million, respectively (including $3.2 million and $3.3 million at March 31, 2011 and December 31, 2010, respectively, restricted for the payout of the Greenhill Caliburn deferred compensation plan), of restricted cash. See “Note 3 — Acquisition”.

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
Level 2 — Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
          A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur.
Derivative Instruments
          The Company accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the Company records warrants at estimated fair value in the condensed consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other investment revenues in the condensed consolidated statements of operations. The warrants held by the Company are not designated as hedging instruments.
Subsequent Events
          The Company evaluates subsequent events through the date on which financial statements are issued.
Accounting Developments
          In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements and specifically require entities to disclose i) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers; ii) the reasons for any transfers in or out of Level 3; and iii) information in the reconciliation of recurring Level 3 measurements about purchases, sales issuances and settlements on a gross basis. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s condensed consolidated financial statements.

Note 3 — Acquisition
          On April 1, 2010, the Company acquired 100% ownership of Caliburn from its founding partners (the “Acquisition”). The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Caliburn have been included in the condensed consolidated statement of operations from the date of acquisition.
          The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2010. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The fair value of the identifiable intangible assets acquired, which consisted of the trade name, the backlog of investment banking client assignments that existed at the time of the closing, and customer relationships, is amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between 2 to 3 years. For the three months ended March 31, 2011, the Company recorded $0.9 million of amortization expense in respect of these assets.
          In connection with the Acquisition, the Company assumed amounts due under Caliburn’s deferred compensation plan and acquired a corresponding amount of investments. Under this plan a portion of certain employees’ compensation was deferred and invested in cash or, at the election of each respective employee, in certain mutual fund investments. The cash and mutual fund investments will be distributed to those employees of Greenhill Caliburn, who were employed on the date of acquisition, over a 7 year period ending in 2016. The invested assets relating to this plan have been recorded on the condensed consolidated statement of financial condition as components of both cash and cash equivalents and other investments. The deferred compensation liability relating to the plan has been recorded on the condensed consolidated statement of financial condition as a component of compensation payable. Subsequent to the Acquisition the Company has discontinued future participation in the plan. See “Note 2 — Summary of Significant Accounting Policies — Cash and Cash Equivalents” and “Note 4 — Investments — Other Investments”.
          Set forth below are the Company’s summary unaudited pro forma results of operations for the three months ended March 31, 2010 and the Company’s summary unaudited consolidated results of operations for the three months ended March 31, 2011. The unaudited pro forma results of operations for the three months ended March 31, 2010 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2010. These pro forma results include the actual Caliburn results from January 1, 2010 through March 31, 2010.
          The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the Acquisition occurred as of January 1, 2010, or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2010	2011
	(in millions,	(in millions,
	unaudited)	unaudited)
	(pro forma)	(consolidated)
Revenues	$53.2	$48.4
Income (loss) before taxes	3.2	(2.5)
Net income (loss) allocated to common stockholders	0.5	(1.6)
Diluted earnings (loss) per share	$0.02	$(0.05)
          The pro forma results include (i) an adjustment to Caliburn’s compensation expense to Greenhill’s historical ratio of compensation expense to revenue for the period presented, (ii) the elimination of professional fees of $1.4 million incurred by Caliburn in connection with the Acquisition in the three months ended March 31, 2010, and (iii) the recording of income tax expense resulting from the pro forma adjustments before tax at the Australian effective tax rate of 30%. The calculation of pro forma diluted earnings per share includes 1,099,874 common shares issued to the selling shareholders. The calculation of pro forma diluted shares does not include the Performance Stock which may be converted in aggregate to 1,099,877 common shares in the event that Greenhill Caliburn achieves certain three and five year revenue targets.
Note 4 — Investments
Affiliated Merchant Banking Funds
          In December 2009 the Company sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a 24% ownership interest in GCPII LLC, to GCP Capital, an entity not controlled by the Company. The Company retained a 76% interest in GCPII LLC. Under the terms of the separation agreement, the general partners of the Merchant Banking Funds delegated to GCPII LLC their obligation to manage and administer the affiliated funds during a transition period, which ended on December 31, 2010.
          During 2010, the Company recorded the revenues and expenses related to the management of the Merchant Banking Funds in its consolidated results. However, during that period GCP Capital had a preferred economic interest in the first $10.0 million of profits of GCPII LLC and accordingly, the excess of management fee revenue over amounts incurred for compensation and other operating expenses during 2010 that accrued to the benefit of GCP Capital was presented as noncontrolling interest expense, which reduced net income allocated to common stockholders.
          Effective January 1, 2011, the Company no longer manages the Merchant Banking Funds but has retained its existing investments in and will continue to retain a majority economic interest as the general partner of the Merchant Banking Funds. In addition to recording its direct investments in the affiliated funds, the Company consolidates each general partner in which it has a majority economic interest.
          Prior to 2011, the Company’s management fee income consisted of fees paid by the Merchant Banking Funds and other transaction fees paid by the portfolio companies. Thereafter, the Company no longer receives any management fees. Effective January 1, 2011 the Company delegated the management of the Merchant Banking Funds to GCP Capital.
          Investment gains or losses from merchant banking and other investment activities are comprised of investment income, realized and unrealized gains or losses from the Company’s investment in the Merchant Banking Funds, Iridium and certain other investments, and the consolidated earnings of the general partner in which it has a majority economic interest, offset by allocated expenses of the funds. That portion of the earnings or losses of the general partner which is held by employees and former employees of the Company is recorded as net income (loss) allocated to noncontrolling interests.
          As the general partner, the Company controls investment decisions for the Merchant Banking Funds and is entitled to receive from the funds an override of the profits realized for investments. The Company recognizes profit overrides related to the Merchant Banking Funds at the time certain performance hurdles are achieved.
          As consideration for the sale of the merchant banking business, in December 2009 the Company received 289,050 shares of its common stock with a value of $24.4 million. The Company recognized a gain of $21.8 million in 2009 and deferred $2.6 million of gains on the sale related to non-compete and trademark licensing agreements, which will be amortized over a 5 year period ending in 2014. For the three month periods ended March 31, 2011 and March 31, 2010, deferred gains of $0.2 million and $0.3 million, respectively, were recognized.

          The Company’s merchant banking and other investment revenues, by source, are as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands, unaudited)
Management fees	$—	$4,398
Net realized and unrealized gains on investments in merchant banking funds	1,700	1,490
Net realized and unrealized merchant banking profit overrides	—	91
Net unrealized gain (loss) on investment in Iridium	(2,175)	5,959
Sale of certain merchant banking assets	203	301

Total merchant banking and other investment revenues	$(272)	$12,239

          The carrying value of the Company’s investments in the Merchant Banking Funds are as follows:

	As of	As of
	March 31,	December 31,
	2011	2010
	(in thousands,	(in thousands,
	unaudited)	audited)
Investment in GCP I	$3,289	$3,289
Investment in GCP II	47,233	46,533
Investment in Greenhill Capital Partners III (“GCP III”)	713	713
Investment in GSAVP	4,626	4,726
Investment in GCPE	19,848	18,271

Total investments in the Merchant Banking Funds	$75,709	$73,532

          The investment in GCP I included $0.3 million at March 31, 2011 and December 31, 2010 related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its General Partner. The investment in GCP II included $1.1 million at March 31, 2011 and December 31, 2010, related to the noncontrolling interests in the general partner of GCP II.
          Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of the Merchant Banking Funds at March 31, 2011 and December 31, 2010. This amount may increase or decrease depending on the change in the fair value of the Merchant Banking Funds’ portfolio, and is payable, subject to clawback, at the time cash proceeds are realized.
          At March 31, 2011, the Company had unfunded commitments of $35.1 million to certain of the Merchant Banking Funds, which included unfunded commitments to GSAVP of $3.4 million, which may be drawn through September 2011, and unfunded commitments to GCP Europe of $19.5 million (or £12.2 million), which may be drawn through December 2012. In addition, the Company committed $5.0 million to GCP III, of which $4.3 million is unfunded at March 31, 2011 and may be drawn through November 2015. In addition, the Company has unfunded commitments of $7.9 million to GCP II. For each of the Merchant Banking Funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two year period after the expiration of the commitment period. The commitment period for GCP II ended in June 2010; however, the Company expects that an additional $1.5 million of the remaining unfunded commitment will be drawn down for follow-on investments through June 2012.

Other Investments
          The Company has other investments including investments in Iridium, Barrow Street Capital III, LLC (“Barrow Street III”) and certain deferred compensation plan investments related to the Caliburn Acquisition. The Company’s other investments are as follows:

	As of	As of
	March 31,	December 31,
	2011	2010
	(in thousands,	(in thousands,
	unaudited)	audited)
Iridium Common Stock	$71,214	$73,623
Iridium $11.50 Warrants	7,960	7,280
Barrow Street III	2,383	2,383

Deferred compensation plan investments	4,127	4,087

Total other investments	$85,684	$87,373

     Iridium
          At March 31, 2011 and December 31, 2010, the Company owned 8,924,016 shares of Iridium Common Stock and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”). At March 31, 2011 and December 31, 2010, the Company’s fully diluted share ownership in Iridium was approximately 12%.
          At March 31, 2011 and December 31, 2010, the carrying value of the investments in Iridium Common Stock was valued at its closing quoted market price.
          Since the closing of the acquisition of Iridium in September 2009, an active trading market has not existed for the Iridium $11.50 warrants and accordingly, at March 31, 2011 and December 31, 2010, the Company used an internally developed model to value such warrants, which takes into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (i) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (ii) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligation and various equity volatility measures, including historical volatility of broad market indices.
     Barrow Street Capital III
          The Company committed $5.0 million to Barrow Street III, a real estate investment fund, of which $0.3 million remains unfunded at March 31, 2011. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.
     Other Investments
          In connection with the Acquisition, the Company acquired certain mutual fund investments related to Caliburn’s deferred compensation plan. See “Note 3 — Acquisition”.

Fair Value Hierarchy
          The following tables set forth by level assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Assets Measured at Fair Value on a Recurring Basis as of March 31, 2011

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as
	for	Observable	Unobservable	of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	(in thousands, unaudited)
Assets
Iridium Common Stock	$71,214	$—	$—	$71,214
Iridium $11.50 Warrants	—	—	7,960	7,960
Deferred compensation plan investments	—	4,127	—	4,127

Total investments	$71,214	$4,127	$7,960	$83,301

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010

	Quoted Prices in
	Active Markets	Significant Other	Significant	Balance as of
	for	Observable	Unobservable	December
	Identical Assets	Inputs	Inputs	31,
	(Level 1)	(Level 2)	(Level 3)	2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$73,623	$—	$—	$73,623
Iridium $11.50 Warrants	—	—	7,280	7,280
Deferred compensation plan investments	—	4,087	—	4,087

Total investments	$73,623	$4,087	$7,280	$84,990

Level 1 Gains and Losses
          The following table sets forth a summary of changes in the fair value of the Company’s Level 1 investments for the three months ended March 31, 2011 and 2010, respectively.

				Purchases,
	Beginning	Realized		Sales, Other
	Balance	Gains	Unrealized	Settlements	Net Transfers
	January 1,	or	Gains or	and	in and/or	Ending Balance
	2011	(Losses)	(Losses)	Issuances, net	out of Level 1	March 31, 2011
	(in thousands, unaudited)
Assets
Iridium Common Stock	$73,623	$—	$(2,409)	$—	$—	$71,214

Total Level 1 investments	$73,623	$—	$(2,409)	$—	$—	$71,214

				Purchases,
	Beginning	Realized		Sales, Other
	Balance	Gains	Unrealized	Settlements	Net Transfers
	January 1,	or	Gains or	and	in and/or	Ending Balance
	2010	(Losses)	(Losses)	Issuances, net	out of Level 1	March 31, 2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$—	$—	$—	$—	$72,374	$72,374

Total Level 1 investments	$—	$—	$—	$—	$72,374	$72,374

          At January 1, 2010, the Company valued the Iridium Common Stock at its quoted market price, discounted for legal and contractual restrictions on sale, and accordingly it was recorded as a Level 2 investment. During the first quarter of 2010, certain legal and contractual restrictions on sale lapsed and the Company recorded its investment in Iridium at March 31, 2010 as a Level 1 investment.
Level 2 Gains and Losses
          The following table sets forth a summary of changes in the fair value of the Company’s Level 2 investments for the three months ended March 31, 2011 and 2010, respectively.

				Purchases,
	Beginning	Realized		Sales, Other
	Balance	Gains	Unrealized	Settlements	Net Transfers
	January 1,	or	Gains or	and	in and/or	Ending Balance
	2011	(Losses)	(Losses)	Issuances, net	out of Level 2	March 31, 2011
	(in thousands, unaudited)
Assets
Deferred compensation plan investments	$4,087	$—	$40	$—	$—	$4,127

Total Level 2 investments	$4,087	$—	$40	$—	$—	$4,127

				Purchases,
	Beginning	Realized		Sales, Other
	Balance	Gains	Unrealized	Settlements	Net Transfers
	January 1,	or	Gains or	and	in and/or	Balance Ending
	2010	(Losses)	(Losses)	Issuances, net	out of Level 2	March 31, 2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$68,077	$—	$4,297	$—	$(72,374)	$—

Total Level 2 investments	$68,077	$—	$4,297	$—	$(72,374)	$—

          The value of the deferred compensation plan investments assumed in the Acquisition consist of mutual fund investments, which have been recorded at net asset value, and have been recorded as a Level 2 investment. See “Note 3 — Acquisition”.
Level 3 Gains and Losses
          The following tables set forth a summary of changes in the fair value of the Company’s Level 3 investments for the three months ended March 31, 2011 and 2010, respectively.

				Purchases,
	Beginning	Realized		Sales, Other
	Balance	Gains	Unrealized	Settlements	Net Transfers
	January 1,	or	Gains or	and	in and/or	Ending Balance
	2011	(Losses)	(Losses)	Issuances, net	out of Level 3	March 31, 2011
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$7,280	$—	$680	$—	$—	$7,960

Total Level 3 investments	$7,280	$—	$680	$—	$—	$7,960

				Purchases,
	Beginning	Realized		Sales, Other
	Balance	Gains	Unrealized	Settlements	Net Transfers
	January 1,	or	Gains or	and	in and/or	Ending Balance
	2010	(Losses)	(Losses)	Issuances, net	out of Level 3	March 31, 2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$8,015	$—	$745	$—	$—	$8,760

Total Level 3 investments	$8,015	$—	$745	$—	$—	$8,760

Note 5 — Related Parties
          At March 31, 2011 and December 31, 2010, the Company had payables of $2,833 and $144,365, respectively, due to the Merchant Banking Funds which relate to general operating expenses, and are included in due to affiliates on the condensed consolidated statements of financial condition.
          In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital for a period of three to five years beginning in January 2011. The Company recognized $0.3 million related to the sublease during the three months ended March 31, 2011, which has been included as a component of occupancy and equipment rental on the condensed consolidated statements of operations.
Note 6 — Revolving Bank Loan Facility
          At March 31, 2011, the Company had a $75.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility is secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. The maturity date of the facility is July 31, 2011. Interest on borrowings is based on the higher of the Prime Rate or 4.0% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $69.1 million and $52.8 million for the three months ended March 31, 2011 and 2010, respectively. The weighted average interest rate was 4.0% for both periods ended March 31, 2011 and 2010. At March 31, 2011, the Company was compliant with all loan covenants.
          Effective April 30, 2011, the facility amount was reduced to $60.0 million. See “Note 12 — Subsequent Events”.
Note 7 — Equity
          On March 16, 2011, a dividend of $0.45 per share was paid to stockholders of record on March 2, 2011. Dividend equivalents of $1.4 million were accrued on the restricted stock units that are expected to vest and has been recorded as compensation payable.
          During the three months ended March 31, 2011, 570,049 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 254,274 shares at an average price of $69.42 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
          During the three months ended March 31, 2010, 592,521 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 255,660 shares at an average price of $78.48 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings (Loss) per Share
          The computations of basic and diluted earnings (loss) per share are set forth below:

	For the Three Months Ended
	March 31,
	2011	2010
	(in thousands, except
	per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss) allocated to stockholders	$(1,581)	$512

Denominator for basic EPS — weighted average number of shares	31,072	29,608
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	— [1]	94

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,072	29,702

Earnings (loss) per share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02
          The weighted number of shares and dilutive potential shares do not include the contingent convertible preferred shares. Such shares will potentially convert to shares of the Company’s common stock in tranches of 659,926 and 439,951 shares on the third and fifth anniversary of the closing of the Acquisition, respectively, if certain revenue targets are achieved. At the time a revenue target is achieved such shares will be included in the Company’s share count. If the revenue targets for a tranche are not achieved, the contingent convertible preferred shares in that tranche will be cancelled.
Note 9 — Income Taxes
          The Company’s effective tax rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.
          Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to (i) the realization of its deferred tax liabilities and (ii) future taxable income. Included in other receivables in the condensed consolidated statements of financial condition are income tax receivables of $9.0 million and $1.9 million as of March 31, 2011 and December 31, 2010, respectively.
          Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statements of changes in equity.
          The Company performed a tax analysis as of March 31, 2011 and determined that there was no requirement to accrue any liabilities. This tax analysis included the Company’s tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates.

[1]	Excludes 39,552 shares for the three month period ended March 31, 2011, which were considered antidilutive and thus were not included in the above calculation.

Note 10 — Regulatory Requirements
          Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, the United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
          G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2011, G&Co’s net capital was $8.1 million, which exceeded its requirement by $8.0 million. G&Co’s aggregate indebtedness to net capital ratio was 0.34 to 1 at March 31, 2011. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
          GCI and GCEI are subject to capital requirements of the FSA. Greenhill Caliburn is subject to capital requirements of the ASIC. As of March 31, 2011, GCI, GCEI and Greenhill Caliburn were in compliance with local capital adequacy requirements.
Note 11 — Business Information
          The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:
•	Financial advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and
•	Merchant banking, which includes the Company’s principal investments in the Merchant Banking Funds, Iridium and other investments. Prior to 2011, merchant banking also included the management of outside capital invested in affiliated merchant banking funds.
          The following provides a breakdown of our aggregate revenues by source for the three month periods ended March 31, 2011 and 2010, respectively:

	For the Three Months Ended
	March 31, 2011		March 31, 2010
		% of		% of
	Amount	Total	Amount	Total
	(in millions, unaudited)
Financial advisory fees	$48.5	100%	$36.6	75%
Merchant banking and other investment revenues	(0.1)	—	12.3	25%

Total revenues	$48.4	100%	$48.9	100%

          As described in “Note 4 — Investments — Affiliated Merchant Banking Funds”, the Company completed the sale of certain assets related to our merchant banking business in December 2009. Effective December 31, 2010, the Company no longer manages the Merchant Banking Funds, but retained its existing investments in and will continue to act as the general partner of the funds. In reporting to management, the Company distinguishes the sources of its investment banking revenues between financial advisory and merchant banking and other investment revenues. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities.

Note 12 — Subsequent Events
          On April 30, 2011, the existing lender of the Company’s revolving loan facility (see “Note 6 — Revolving Bank Loan Facility”) extended the maturity date of the facility until July 31, 2011. The facility amount was reduced to $60.0 million effective April 30, 2011. All other terms and conditions of the facility remained the same.
          On April 20, 2011, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 15, 2011 to the common stockholders of record on June 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “firm” and “us” refer to Greenhill & Co., Inc.
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Cautionary Statement Concerning Forward-Looking Statements
          The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, ”expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our 2010 Annual Report on Form 10-K.
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
          Our revenues are principally derived from providing financial advisory services on mergers and acquisitions, or M&A, financings and restructurings, and are primarily driven by total deal volume and size of individual transactions. Additionally, our private capital and real estate capital advisory groups provide fund placement and other capital raising advisory services, where revenues are driven primarily by the amount of capital raised.
          Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in 2005 and our Toronto office in 2006. In 2008, we opened offices in Chicago, San Francisco and Tokyo, and we entered the private capital advisory business, which provides capital raising and related services to private equity and real estate funds. We opened our Houston and Los Angeles offices in 2009.

          On April 1, 2010, we acquired the Australian advisory firm Caliburn, with six managing directors and 40 total employees at that time. Caliburn has established a strong position in that market over its 11 year history and operates in Australia and New Zealand under the name Greenhill Caliburn. Caliburn operating results are included in our financial results effective as of the date of acquisition.
          Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. (“Iridium”) in 2009. Following our exit from this business in 2010, we continue to retain our historical principal investments in the merchant banking funds and Iridium and intend to liquidate those investments over time.
Business Environment
          Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
          Our financial advisory revenues increased by 33% to $48.5 million in the first quarter of 2011 compared to $36.6 million in the first quarter of 2010. At the same time, worldwide completed M&A volume increased by 42%, from $413.2 billion in the first quarter of 2010 to $588.2 billion in the first quarter of 2011.1
          This quarterly increase builds on the increased M&A volume for the year ended December 31, 2010 as compared to prior years since 2007. Because we earn a majority of our financial advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our financial advisory business has been negatively impacted over the past few years by a reduction in total M&A activity, a reduction in average deal size, and a lengthening of the completion time of transactions.
          Over the past few years we have substantially expanded our geographic reach, our industry sector expertise and the total number of employees focused on our financial advisory business. This expansion has increased our base compensation costs and other non-compensation costs, such as travel and information services. Furthermore, due to the opening of new offices and the expansion of some of our existing offices our occupancy costs have increased. This expansion, combined with a very modest upturn in general completed transaction activity has increased our cost ratios. While we will continue to recruit senior bankers on an opportunistic basis, our priority in the near term will be to realize the benefits of our expansion as transaction activity rebounds and to seek to return towards our historic cost ratios.
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

[1]	Global M&A completed transaction volume for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. Source: Thomson Financial as of April 7, 2011.

Results of Operations
Summary
          Our revenues of $48.4 million for the first quarter of 2011 compare with revenues of $48.9 million for the first quarter of 2010, which represents a decrease of $0.5 million, or 1%. These results reflect increased financial advisory revenues of $48.5 million for the first quarter of 2011 compared to $36.6 million in the first quarter of 2010, offset by decreased merchant banking revenues. Our first quarter net loss allocable to common stockholders of $1.6 million and diluted loss per share of $0.05 compare to net income allocable to common stockholders of $0.5 million and diluted earnings per share of $0.02 in the first quarter of 2010.
          Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which it advised, the number and size of investment gains (or losses) and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues By Source
          The following provides a breakdown of total revenues by source for the three month periods ended March 31, 2011 and 2010, respectively:
Revenue by Principal Source of Revenue

	For the Three Months Ended
	March 31, 2011		March 31, 2010
				% of
	Amount	% of Total	Amount	Total
	(in millions, unaudited)
Financial advisory fees	$48.5	100%	$36.6	75%
Merchant banking and other investment revenues	(0.1)	—	12.3	25%

Total revenues	$48.4	100%	$48.9	100%

Financial Advisory Revenues
          Financial advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, or similar transactions. We earned $48.5 million in financial advisory revenue in the first quarter of 2011 compared to $36.6 million in the first quarter of 2010, which represents an increase of 33%. The increase in financial advisory revenue in the first quarter of 2011 as compared to the same period in 2010 reflected an increase in strategic advisory assignments with related retainer fees partially offset by a decline in the scale of completed assignments, which resulted from smaller average transaction size. During the quarter, we also acted as placement agent in connection with the modest sized interim closing of the sale of limited partner interests in a private equity fund, for which our fund raising efforts continue. We also advised on a secondary market sale of limited partner interests.

          Completed assignments in the first quarter of 2011 included:
•	the acquisition by Aetna Inc. of Medicity, Inc.;

•	the representation of Bosque Power Company LLC in conjunction with its Chapter 11 proceedings;

•	the representation of Findel plc in the restructuring of its balance sheet;

•	the acquisition by GlaxoSmithKline plc of Maxinutrition Group Holdings Limited;

•	the acquisition by Schenck Process GmbH of Clyde Process Solutions plc;

•	the sale of Suncorp Metway Limited’s Tyndall Investments business to Nikko Asset Management Co., Ltd.;

•	the acquisition of the share capital of Telerob GmbH by Cobham plc; and

•	the acquisition of TSmarine Group Holdings Pty Ltd by Fugro N.V.
Merchant Banking and Other Investment Revenues
          Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our financial advisory business. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s historic merchant banking funds. During a transition period in 2010 we managed and administered the merchant banking funds and recorded the revenue and expenses related to our management of the merchant banking funds in our consolidated results. Under the arrangement with GCP Capital Partners Holdings LLC (“GCP Capital”), an entity which is independent from the firm, during 2010 the excess of the management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds accrued to the benefit of GCP Capital and was recorded as non-controlling interest. On January 1, 2011, GCP Capital took over the management of the merchant banking funds. As a result of our separation from the merchant banking business, beginning in 2011 we no longer generate management fee revenue or incur expenses from the management of the merchant banking funds.
          While we no longer manage the merchant banking funds, we retained our existing investments in the merchant banking funds and Iridium (NASDAQ: IRDM) and will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are liquidated over time. For our investments in the merchant banking funds the size and timing of changes in the fair value are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. Adverse changes in general economic conditions, commodity prices, credit and public equity markets, could negatively impact the amount of investment revenue realized by the firm.
          Our total investment and other revenues for the first quarter of 2011 were negative ($0.1) million, which compares to $12.3 million of management fees and other investment revenues for the first quarter of 2010. This represents a decrease of $12.4 million in the first quarter of 2011 as compared to the same period in 2010 and resulted from both the absence of management fees in 2011 and a decline in the value of our investment in Iridium, as described in more detail below.

          The following table sets forth additional information relating to our merchant banking and other principal investment revenues:

	For the Three
	Months
	Ended March 31,
	2011	2010
	(in millions, unaudited)
Management fees	$—	$4.4
Net realized and unrealized gains on investments in merchant banking funds	1.7	1.5
Net realized and unrealized merchant banking profit overrides	—	0.1
Sale of certain merchant banking assets	0.2	0.3

Net unrealized gain (loss) on investment in Iridium	(2.2)	6.0

Interest income	0.2	—

Total merchant banking and other investment revenues	$(0.1)	$12.3

          The decline in investment and other revenues principally resulted from the recognition of an unrealized loss of $2.2 million in the value of our investment in Iridium during the first quarter of 2011 as compared to the recognition of an unrealized gain of $6.0 million in Iridium in the first quarter of 2010.
          We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. In addition, we recognize the consolidated earnings of the general partners of these funds in which we have a majority economic interest, offset by allocated expenses of the funds. We also recognize revenue based on the realized and unrealized gains (or losses) from our investment in Iridium on a quarterly basis. We record our investments at estimated fair value. The value of the merchant banking fund investments in privately held companies is determined on a quarterly basis by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by the merchant banking funds and publicly traded securities held by the firm are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, due to the volatility in general economic conditions, stock markets and commodity prices we may record significant changes in the fair value of the investments from quarter to quarter. Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Merchant Banking and Other Investment Revenues”.
          As the general partner of the existing merchant banking funds, we are entitled to receive an override of the profits of the funds after certain performance hurdles are met; whether these hurdles can be met will depend on the underlying fair value of each portfolio company. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). As of March 31, 2011, the net internal rate of return of the fund investments in Greenhill Capital Partners Europe (“GCPE”) and Greenhill SAV Partners (“GSAVP”) were negative and the investment in Greenhill Capital Partners II (“GCP II”) was breakeven. We have not recognized profit overrides from these investments.

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
          We recognize gains or losses from our investment in Iridium based on the fair market value of our investment as of the end of any period. At March 31, 2011 and 2010, we owned 8,924,016 shares of Iridium common stock and 4,000,000 Iridium $11.50 warrants (NASDAQ: IRDMZ), or approximately 12% of Iridium’s common stock on a fully diluted basis.
          At March 31, 2011, we had principal investments of $161.4 million, including our investment in Iridium of $79.2 million and in the merchant banking funds of $75.7 million. Declines in the fair market value of the merchant banking funds and particularly Iridium, because of the relative size of that investment, may adversely affect the amount of merchant banking and other investment revenues recorded in any period.
          The investment gains or losses in our merchant banking funds, Iridium and other investment portfolio may fluctuate significantly over time due to factors beyond our control, such as performance of each company in the merchant banking portfolio, equity market valuations, commodity prices and merger and acquisition opportunities. Revenue recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenue that may be realized and/or recognized in future periods.
Operating Expenses
          We classify operating expenses in two categories: employee compensation and benefits expenses and non-compensation expenses.
          Our total operating expenses for the first quarter of 2011 were $50.9 million, which compares to $45.7 million of total operating expenses for the first quarter of 2010. This represents an increase in total operating expenses of $5.2 million, or 12%, and results from increases in both our compensation expense and non-compensation expense, each as described in more detail below.
          The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three
	Months
	Ended March 31,
	2011	2010
	(in millions,
	unaudited)
Employee compensation and benefits expense	$36.2	$32.2
% of revenues	75%	66%
Non-compensation expense	14.7	13.5
% of revenues	30%	28%
Total operating expense	50.9	45.7
% of revenues	NM	94%
Total income (loss) before tax	(2.5)	3.2
Pre-tax income margin	NM	6%

Compensation and Benefits Expenses
          Our employee compensation and benefits expenses in the first quarter of 2011 were $36.2 million, which reflects a 75% ratio of compensation to revenue. This amount compared to $32.2 million for the first quarter of 2010, which reflected a 66% ratio of compensation to revenue. The increase of $4.0 million, or 12%, results principally from the recruitment of a significant number of Managing Directors after the first quarter of 2010, including those who joined us as part of our acquisition of Greenhill Caliburn in Australia, which closed on April 1, 2010. The increase in the ratio of compensation expense to revenue for the first quarter of 2011 as compared to the same period in the prior year principally resulted from the increased headcount costs spread over a comparable amount of revenue in each period.
          Our compensation expense is generally based upon revenue and can fluctuate materially in any particular period depending upon the increase in headcount, amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.
Non-Compensation Expenses
          Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, interest expense and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.
          Our non-compensation expenses were $14.7 million in the first quarter of 2011 compared to $13.5 million in the first quarter of 2010, reflecting an increase of $1.2 million, or 9%. The increase in non-compensation expenses principally resulted from greater occupancy costs as a result of the acquisition of Greenhill Caliburn in Australia and the expansion of our New York office as well as greater travel costs associated with business development by a greater number of employees. During the first quarter of 2011 we also incurred costs related to the amortization of the acquired Australian intangible assets while in the first quarter of 2010, in advance of the Australian acquisition, we incurred transaction costs related to the Australian acquisition of approximately the same amount.
          Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2011 and 2010 were 30% and 28%, respectively.
          Our non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in revenue amounts, the increase in headcount, the amount of recruiting and business development activity, the amount of office expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of short-term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular period may not be indicative of the non-compensation expenses as a percentage of revenue in future periods.

Provision for Income Taxes
          For the first quarter of 2011 we recognized an income tax benefit of $0.9 million, which reflects an effective rate of 37%. This compares to a provision for taxes in the first quarter of 2010 of $0.3 million, which reflects an effective tax rate of 38% for the period.
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
          We generate cash from our operating activities principally in the form of financial advisory fees and in the form of distributions of proceeds from our investment activities. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, the funding of our commitments to the merchant banking funds, payment of dividends, repurchase of shares of our stock (both in open market purchases and repurchases from our employees in conjunction with the payment of taxes liabilities incurred on the vesting of restricted stock awards) and leasehold improvements.
          Because a portion of the compensation we pay to our employees is distributed in annual bonus awards in February of each year, our net cash balance is generally at its lowest level during the first quarter and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks, and fees generated through our private equity and real estate capital advisory services, which are generally paid in installments over a period of three years. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid February of the following year to the large majority of our employees, and taxes payable. In February 2011, cash bonuses and accrued benefits of $17.6 million relating to 2010 compensation were paid to our employees.
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
          Although we no longer manage the merchant banking funds, we continue to retain our existing principal investments in the merchant banking funds as well as our investment in Iridium. We also retained our allocation of profit override for investments made prior to 2010. However, unless the funds realize significant gains it is not likely that the earnings of any of the funds will exceed their profit thresholds and therefore, we currently do not expect to recognize any profit override revenue in future periods.
          As of March 31, 2011, we had total commitments (not reflected on our balance sheet) relating to future principal investments in GCP II, GSAVP and GCPE and other merchant banking and related activities of $35.1 million. Approximately $19.5 million of these commitments relate to GCPE, whose commitment period ends in 2012. These commitments, which may not be drawn in full, are expected to be drawn on from time to time and be substantially invested over a period of up to five years from the relevant commitment dates of each fund.
          To provide for working capital needs and other general corporate purposes we have a $60.0 million revolving bank loan facility (reduced from $75.0 million as of April 30, 2011). We expect to further reduce the facility to $50.0 million as of September 30, 2011. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. Interest on borrowings is based on the higher of the Prime Rate or 4.0%. As of May 6, 2011, we had $53.0 million of borrowings outstanding under our revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At March 31, 2011, the firm was compliant with all loan covenants and we expect to continue to be compliant with all loan covenants.
          We generally roll over the maturity date of our revolving loan facility annually. The maturity date of the loan facility is July 31, 2011. In late May we expect to receive approval from the existing lender to extend the maturity date of the facility until April 30, 2012. Our inability to extend the maturity date of the loan facility or renew it on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. There is no assurance, if our revolving loan facility is not renewed with the existing lender, that we would be able to obtain a new credit facility from a different lender or raise debt securities in the public or private markets. If we were required to repay the outstanding balance of our credit facility we could be required to repatriate funds to the U.S., liquidate some of our principal investments or issue additional securities, or a combination of each, in each case on terms which may not be favorable to us.
          As a result of our decision to separate from the merchant banking business we are focused entirely on our advisory business. In multiple transactions over the next few years we plan to liquidate our investments in the merchant banking funds, Iridium, and other investments, which had an estimated fair market value of $161.4 million as of March 31, 2011. While we will continue to fund the remaining commitments to the existing merchant banking funds as described above, we have substantially reduced our commitments to successor funds and do not expect to make other fund commitments.
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
          Our investment in Iridium, which represents approximately 12% of Iridium’s fully diluted common stock, had a value of $79.2 million as of March 31, 2011. In 2010 all contractual restrictions on the sale of our investments in Iridium lapsed. Our ability to sell all or a portion of our investments in Iridium at a value that is attractive to us is subject to factors such as general economic, sector and stock market conditions, and other factors, which we cannot control. Moreover, we may be limited in our ability to sell our investment in Iridium because one of our employees is a member of the board of directors of Iridium. It is our intention to monetize our position in a disciplined manner over time dependent on market conditions.
          We generally use a portion of our cash reserves to repurchase shares of our common stock, pay dividends and fund capital commitments. In April 2010, our Board of Directors authorized the repurchase of up to $100 million of our common stock through the period ending December 31, 2011, of which we have repurchased $12.4 million as of May 6, 2011. We expect to fund repurchases of shares (if any) with proceeds from our investments and/or operating cash flow as transaction activity further rebounds. Our remaining commitments to our merchant banking funds may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of share repurchase opportunities, capital calls or distribution of investment proceeds.
          During the three months ended March 31, 2011, the firm is deemed to have repurchased 254,274 shares of its common stock at an average price of $69.42 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
          As of March 31, 2011 we had cash and cash equivalents on hand of $42.8 million, of which $29.1 million were held outside the U.S. We are currently subject to federal income tax on our domestic earnings and that portion of our foreign earnings which we repatriate. It has been our policy to retain approximately 50% of our foreign earnings within our non-U.S. subsidiaries to minimize our global tax burden and to fund our foreign investment needs. However, in the event our cash needs in the U.S. exceed our cash reserves in the U.S. and availability under the revolving loan facility, we may repatriate additional cash from our foreign operations, which could result in an incremental tax liability.
          We evaluate our cash operating position on a regular basis in light of current market conditions. Our recurring monthly operating disbursements consist of base compensation expense and other operating expenses, which principally include costs for occupancy, information services, professional fees, travel and entertainment, interest expense and other general expenses. Our recurring quarterly and annual disbursements consist of tax payments, dividend payments, repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units and cash bonus payments. These amounts vary depending upon our profitability and other factors. We incur non-recurring disbursements for our investments in the merchant banking funds, leasehold improvements and open market share repurchases. While we believe that the cash generated from operations and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, commitments to the merchant banking activities, build-out costs of new office space, tax obligations, share repurchases and common dividends, we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
           In the first three months of 2011, our cash and cash equivalents decreased by $35.4 million from December 31, 2010. We used $10.8 million in operating activities, including $20.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $31.1 million principally from the annual payment of bonuses and an increase in taxes receivable which arose as a result of net operating losses. We used $27,825 in investing activities, primarily related to the purchases of property and equipment. We used $26.0 million in financing activities, $14.4 million for the payment of dividends, $1.0 million of distributions to noncontrolling interests and $17.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, partially offset by $6.3 million of net borrowings from our revolving loan facility and $0.7 million of net tax benefits from the delivery of restricted stock units.
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
Off-Balance Sheet Arrangements
          We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Market Risk
          We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in merchant banking funds, Iridium and other investments.
          We maintain our cash and cash equivalents with financial institutions with high credit ratings. We may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our cash and cash equivalents are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, and yen, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. We may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency.
          With regard to our investments in both merchant banking funds and Iridium we face exposure to changes in the estimated fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments held by us and in the merchant banking funds which consist of publicly traded securities. This analysis showed that if we assume that at March 31, 2011, the market prices of all public securities, including Iridium, were 10% lower, the impact on our operations would be a decrease in revenues of $8.2 million. We meet on a quarterly basis to determine the fair value of the investments held in the merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees of the merchant banking funds manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.
          In addition, the reported amounts of our financial advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 57% of our revenues for the three months ended March 31, 2011 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. During the three month period ended March 31, 2011 as compared to the same period in 2010 the value of the U.S. dollar weakened, on weighted average basis, relative to each of the currencies in the foreign jurisdictions in which we operate. Accordingly, our earnings in the first quarter of 2011 were slightly higher than they would have been in the same period in the prior year had the value of the U.S. dollar relative to those other currencies remained constant. While our earnings are subject to volatility from foreign currency changes we do not believe we face any material risk in this respect.
Critical Accounting Policies and Estimates
          Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and their footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing our condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior year information to conform to current year presentation.
          We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. For further discussion of these and other significant accounting policies, see “Note 2 — Summary of Significant Accounting Policies” in our condensed consolidated financial statements, and our 2010 Annual Report on Form 10-K.
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
     Merchant Banking and Other Investment Revenues
          Merchant banking revenues consist of (i) management fees derived from merchant banking activities (for periods prior to January 1, 2011), (ii) gains (or losses) on the firm’s investments in merchant banking funds, Iridium and other principal investment activities, and if any, (iii) profit overrides from the merchant banking funds.
          Management fees earned from merchant banking activities are recognized over the period of related service.
          The firm recognizes revenue on its investments in the merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. Investments held by the merchant banking funds and certain other investments are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the firm’s investments are carried on its condensed consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
          If certain financial returns are achieved over the life of the fund, the firm recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The firm may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The firm would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2011, the firm believes it is more likely than not that the amount of profit overrides recognized in prior periods as revenue will be realized and accordingly, the firm has not reserved for any clawback obligations under applicable fund agreements.
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
Provision for Taxes
           The firm accounts for taxes in accordance with the accounting guidance for income taxes which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
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
          A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the firm performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur.
Derivative Instruments
          The firm accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the firm records warrants at estimated fair value in the condensed consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other investment revenues in the condensed consolidated statements of operations. The warrants held by the firm are not designated as hedging instruments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Quantitative and qualitative disclosures about market risk are set forth above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.
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
          No change in the firm’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the firm’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
          The firm is from time to time involved in legal proceedings incidental to the ordinary course of its business. We do not believe any such proceedings will have a material adverse effect on our results of operations.
Item 1A. Risk Factors
          There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Share Repurchases in the First Quarter of 2011:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	under the Plans
Period	Repurchased(1)	Paid Per Share	or Programs	or Programs(2)
January 1 — January 31	—	$—	—	$87,615,897
February 1 — February 28	—	—	—	87,615,897
March 1 — March 31	—	—	—	87,615,897

(1)	Excludes 254,274 shares the firm is deemed to have repurchased at $69.42 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective April 22, 2010, the Board of Directors authorized the repurchase of up to $100,000,000 of its common stock through December 31, 2011.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. [Removed and Reserved]
Item 5. Other Information
          None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2011

GREENHILL & CO., INC.
By:	/s/ SCOTT L. BOK
	Name:	Scott L. Bok
	Title:	Chief Executive Officer

By:	/s/ RICHARD J. LIEB
	Name:	Richard J. Lieb
	Title:	Chief Financial Officer

S-1