Form 10-Q
period 2011-06-30
GREENHILL & CO INC
filed 2011-08-05
CIK 1282977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to             .

Commission file number 001-32147

GREENHILL & CO., INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0500737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Park Avenue	10022
New York, New York
(Address of Principal Executive Offices)	(ZIP Code)

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

As of August 1, 2011, there were 29,127,874 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

	As of
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash and cash equivalents ($7.6 million and $7.7 million restricted from use at June 30, 2011 and December 31, 2010, respectively)	$59,379,363	$78,227,209
Financial advisory fees receivable (net of allowance for doubtful accounts of $0.1 million and $0.0 million at June 30, 2011 and December 31, 2010, respectively)	33,606,015	30,187,204
Other receivables	6,087,457	2,899,309
Property and equipment (net of accumulated depreciation of $48.3 million and $45.8 million at June 30, 2011 and December 31, 2010, respectively)	18,005,721	17,563,099
Investments in merchant banking funds	40,779,158	73,532,503
Other investments	91,339,221	87,372,799
Goodwill	170,045,064	162,507,267
Deferred tax asset	46,085,232	47,842,045
Other assets	7,739,929	8,546,405

Total assets	$473,067,160	$508,677,840

Liabilities and Equity
Compensation payable	$21,707,775	$30,515,366
Accounts payable and accrued expenses	20,582,665	13,123,718
Financing liability	14,301,759	—
Bank loan payable	24,670,000	67,000,000
Deferred tax liability	27,519,524	25,031,882
Due to affiliates	2,816	144,365

Total liabilities	108,784,539	135,815,331
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 35,704,147 and 35,117,356 shares issued as of June 30, 2011 and December 31, 2010, respectively; 29,299,355 and 29,341,604 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	357,041	351,174
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued and outstanding as of June 30, 2011 and December 31, 2010	46,950,226	46,950,226
Restricted stock units	78,682,436	89,365,292
Additional paid-in capital	406,841,674	368,090,229
Exchangeable shares of subsidiary; 257,156 shares issued as of June 30, 2011 and December 31, 2010; 110,191 shares outstanding as of June 30, 2011 and December 31, 2010	6,578,403	6,578,403
Retained earnings	175,881,795	184,621,197
Accumulated other comprehensive income	15,185,796	5,127,132
Treasury stock, at cost, par value $0.01 per share; 6,404,792 and 5,775,752 shares as of June 30, 2011 and December 31, 2010, respectively	(367,623,799)	(330,602,168)

Stockholders’ equity	362,853,572	370,481,485
Noncontrolling interests	1,429,049	2,381,024

Total equity	364,282,621	372,862,509

Total liabilities and equity	$473,067,160	$508,677,840

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Financial advisory fees	$85,578,988	$61,921,454	$134,087,751	$98,518,763
Merchant banking and other investment revenues	4,934,198	21,498,748	4,661,780	33,737,401
Interest income	253,933	108,401	385,474	128,367

Total revenues	90,767,119	83,528,603	139,135,005	132,384,531
Expenses
Employee compensation and benefits	41,752,874	38,368,345	77,979,937	70,523,357
Occupancy and equipment rental	4,447,440	3,680,902	8,632,948	6,830,191
Depreciation and amortization	2,009,697	1,663,639	3,866,651	2,415,796
Information services	2,003,419	1,434,404	3,568,513	3,173,481
Professional fees	1,525,214	1,988,670	2,810,341	4,232,536
Travel related expenses	2,636,716	2,908,794	5,453,402	5,126,524
Interest expense	517,419	584,340	1,243,301	1,112,382
Other operating expenses	2,734,050	2,653,160	4,948,942	5,551,658

Total expenses	57,626,829	53,282,254	108,504,035	98,965,925
Income before taxes	33,140,290	30,246,349	30,630,970	33,418,606
Provision for taxes	11,651,025	11,358,643	10,722,577	11,679,098

Consolidated net income	21,489,265	18,887,706	19,908,393	21,739,508
Less: Net income allocated to noncontrolling interests	6,302	1,337,676	6,302	3,677,582

Net income allocated to common stockholders	$21,482,963	$17,550,030	$19,902,091	$18,061,926

Average shares outstanding:
Basic	31,009,869	30,708,263	31,178,508	30,301,144
Diluted	31,010,524	30,768,603	31,187,576	30,372,089
Earnings per share:
Basic	$0.69	$0.57	$0.64	$0.60
Diluted	$0.69	$0.57	$0.64	$0.59
Dividends declared and paid per share	$0.45	$0.45	$0.90	$0.90

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Consolidated net income	$21,489,265	$18,887,706	$19,908,393	$21,739,508
Currency translation adjustment, net of tax	5,888,794	(11,479,009)	10,058,664	(14,691,950)

Comprehensive income	27,378,059	7,408,697	29,967,057	7,047,558
Less: Net income allocated to noncontrolling interests	6,302	1,337,676	6,302	3,677,582

Comprehensive income allocated to common stockholders	$27,371,757	$6,071,021	$29,960,755	$3,369,976

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

	Six Months Ended June 30, 2011 (unaudited)	Year Ended December 31, 2010
Common stock, par value $0.01 per share
Common stock, beginning of the year	$351,174	$332,543
Common stock issued	5,867	18,631

Common stock, end of the period	357,041	351,174

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	46,950,226	—
Contingent convertible preferred stock issued	—	46,950,226

Contingent convertible preferred stock, end of the period	46,950,226	46,950,226

Restricted stock units
Restricted stock units, beginning of the year	89,365,292	81,219,868
Restricted stock units recognized	27,369,388	43,214,505
Restricted stock units delivered	(38,052,244)	(35,069,081)

Restricted stock units, end of the period	78,682,436	89,365,292

Additional paid-in capital
Additional paid-in capital, beginning of the year	368,090,229	237,716,672
Common stock issued	38,150,085	125,850,372
Restricted stock units cash settlement	—	(1,010,273)
Tax benefit from the delivery of restricted stock units	601,360	5,533,458

Additional paid-in capital, end of the period	406,841,674	368,090,229

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	6,578,403	7,937,414
Exchangeable shares of subsidiary delivered	—	(1,359,011)

Exchangeable shares of subsidiary, end of the period	6,578,403	6,578,403

Retained earnings
Retained earnings, beginning of the year	184,621,197	206,974,630
Dividends	(28,641,493)	(56,879,344)
Net income allocated to common stockholders	19,902,091	34,525,911

Retained earnings, end of the period	175,881,795	184,621,197

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	5,127,132	(8,737,728)
Currency translation adjustment, net of tax	10,058,664	13,864,860

Accumulated other comprehensive income, end of the period	15,185,796	5,127,132

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(330,602,168)	(293,391,405)
Repurchased	(37,021,631)	(37,210,763)

Treasury stock, end of period	(367,623,799)	(330,602,168)

Total stockholders’ equity	362,853,572	370,481,485

Noncontrolling interests
Noncontrolling interests, beginning of the year	2,381,024	1,501,214
Net income allocated to noncontrolling interests	6,302	4,894,833
Contributions from noncontrolling interests	—	163,761
Distributions to noncontrolling interests	(958,277)	(4,178,784)

Noncontrolling interests, end of period	1,429,049	2,381,024

Total equity	$364,282,621	$372,862,509

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2011	2010
Operating activities:
Consolidated net income	$19,908,393	$21,739,508
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	3,866,651	2,415,796
Net investment gains	(4,256,270)	(25,123,956)
Restricted stock units recognized and common stock issued	27,473,083	26,113,171
Deferred taxes	2,907,253	10,108,315
Deferred gain on the sale of certain merchant banking assets	(405,510)	(549,864)
Changes in operating assets and liabilities:
Financial advisory fees receivable	(3,418,811)	1,734,201
Due from affiliates	(141,549)	(662,141)
Other receivables and assets	(4,137,148)	421,242
Compensation payable	(6,714,995)	(25,829,526)
Accounts payable and accrued expenses	7,864,457	(11,721,953)
Settlement of restricted stock units in cash	(2,092,596)	—

Net cash provided by (used in) operating activities	40,852,958	(1,355,207)
Investing activities:
Purchases of merchant banking investments	(914,091)	(11,536,627)
Purchases of other investments	(150,315)	(208,026)
Sale of merchant banking investments	48,467,132	—
Caliburn acquisition, net of cash received	—	534
Distributions from investments	1,099,711	5,898,387
Purchases of property and equipment	(2,339,522)	(1,221,214)

Net cash provided by (used in) investing activities	46,162,915	(7,066,946)
Financing activities:
Proceeds of revolving bank loan	40,570,000	58,275,000
Repayment of revolving bank loan	(82,900,000)	(40,000,000)
Contributions from noncontrolling interests	—	151,387
Distributions to noncontrolling interests	(958,277)	(1,125,680)
Dividends paid	(28,641,493)	(27,732,769)
Purchase of treasury stock	(37,021,631)	(25,150,223)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	601,360	7,538,815

Net cash used in financing activities	(108,350,041)	(28,043,470)
Effect of exchange rate changes on cash and cash equivalents	2,486,322	(422,017)

Net decrease in cash and cash equivalents	(18,847,846)	(36,887,640)
Cash and cash equivalents, beginning of period	78,227,209	74,473,459

Cash and cash equivalents, end of period	$59,379,363	$37,585,819

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,206,526	$1,196,420
Cash paid for taxes, net of refunds	$3,916,610	$3,733,140

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

G&Co is engaged in investment banking activities principally in the U.S. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. G&Co is also registered as a municipal advisor with the SEC and the Municipal Securities Rulemaking Board.

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

The Company’s U.S and international wholly-owned subsidiaries that invest in merchant banking funds include Greenhill Capital Partners, LLC (“GCPLLC”) and Greenhill Venture Partners, LLC (“GVP”). The Company also owns a majority of the interests in Greenhill Capital Partners II, LLC (“GCPII LLC”). Greenhill Capital Partners Europe LLP (“GCPE”) was a wholly-owned subsidiary of the Company, however, as a result of the separation from the merchant banking business, as of December 31, 2010, GCPE is no longer included in the condensed consolidated results.

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

The majority of the investors in GCP I, GCP II and GSAVP are unaffiliated third parties; however, the Company and its employees have also made investments in such entities. See “Note 4 — Investments — Affiliated Merchant Banking Funds”.

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

The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements related to the consolidation of variable interest entities, the Company consolidates the general partners of the Merchant Banking Funds which it controls. The general partners account for their investments in the Merchant Banking Funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying Merchant Banking Funds. As the Merchant Banking Funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in the Merchant Banking Funds represents an estimation of fair value. The Company does not consolidate the Merchant Banking Funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.8 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively and $3.1 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively.

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

If certain financial returns are achieved over the life of the fund, the Company recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2011, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 4 — Investments — Affiliated Merchant Banking Funds” for further discussion of the merchant banking revenues recognized.

Investments

The Company’s investments in the Merchant Banking Funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments, which consider the Company’s influence or control of the investee, are recorded at fair value or under the equity method of accounting based, in part, upon the Company’s proportionate share of the investee’s net assets.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of investments are not predictable and can cause periodic fluctuations in net income and therefore subject the Company to market and credit risk.

Financial Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.1 million for both of the six month periods ended June 30, 2011 and 2010.

Restricted Stock Units

The Company accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and are generally amortized over a five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.

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

See “Note 8 — Earnings per Share” for further discussion of the calculation of EPS.

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

At June 30, 2011 and December 31, 2010, the Company had $59.4 million and $78.2 million, respectively, of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At June 30, 2011 and December 31, 2010, the carrying value of the Company’s cash equivalents amounted to $10.9 million and $9.4 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.

Also included in the total cash and cash equivalents balance at June 30, 2011 and December 31, 2010 was $7.6 million and $7.7 million, respectively (including $3.4 million and $3.3 million at June 30, 2011 and December 31, 2010, respectively, restricted for the payout of the Greenhill Caliburn deferred compensation plan), of restricted cash. See “Note 3 — Acquisition”.

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

Derivative Instruments

The Company accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the Company records warrants at estimated fair value in the condensed consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other investment revenues in the condensed consolidated statements of income. The Iridium $11.50 warrants, which were held by the Company prior to their conversion to shares of Iridium common stock on June 22, 2011, were not designated as hedging instruments.

Subsequent Events

The Company evaluates subsequent events through the date on which financial statements are issued.

Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements and specifically requires entities to disclose: i) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers; ii) the reasons for any transfers in or out of Level 3; and iii) information in the reconciliation of recurring Level 3 measurements about purchases, sales issuances and settlements on a gross basis. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not affect the Company’s condensed consolidated financial statements.

Note 3 — Acquisition

On April 1, 2010, the Company acquired 100% ownership of Caliburn from its founding partners (the “Acquisition”). The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Caliburn have been included in the condensed consolidated statements of income from the date of acquisition.

The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2010. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The fair value of the identifiable intangible assets acquired, which consisted of the trade name, the backlog of investment banking client assignments that existed at the time of the closing, and customer relationships, is amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between 2 to 3 years. For the three months ended June 30, 2011 and 2010, the Company recorded $0.9 million and $0.7 million of amortization expense, respectively, in respect of these assets. For the six months ended June 30, 2011 and 2010, the Company recorded $1.8 million and $0.7 million of amortization expense, respectively, in respect of these assets.

In connection with the Acquisition, the Company assumed amounts due under Caliburn’s deferred compensation plan and acquired a corresponding amount of investments. Under this plan a portion of certain employees’ compensation was deferred and invested in cash or, at the election of each respective employee, in certain mutual fund investments. The cash and mutual fund investments will be distributed to those employees of Greenhill Caliburn, who were employed on the date of acquisition, over a 7 year period ending in 2016. The invested assets relating to this plan have been recorded on the condensed consolidated statements of financial condition as components of both cash and cash equivalents and other investments. A deferred compensation liability relating to the plan of $7.6 million as of June 30, 2011 has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable. Subsequent to the Acquisition the Company has discontinued future participation in the plan. See “Note 2 — Summary of Significant Accounting Policies — Cash and Cash Equivalents” and “Note 4 — Investments — Other Investments”.

Set forth below are the Company’s summary unaudited consolidated results of operations for the six months ended June 30, 2011 and the Company’s summary unaudited pro forma results of operations for the six months ended June 30, 2010. The unaudited pro forma results of operations for the six months ended June 30, 2010 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2010. These pro forma results include the actual Caliburn results from January 1, 2010 through March 31, 2010.

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the Acquisition occurred as of January 1, 2010, or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

	For the Six Months Ended June 30,
	2011	2010
	(in millions, unaudited)
	(actual)	(pro forma)

Revenues	$139.1	$136.7
Income before taxes	30.6	33.5
Net income allocated to common stockholders	19.9	18.1

Diluted earnings per share	$0.64	$0.60

The pro forma results include: (i) an adjustment to Caliburn’s compensation expense to Greenhill’s historical ratio of compensation expense to revenue for the period presented, (ii) the elimination of professional fees of $1.4 million incurred by Caliburn in connection with the Acquisition in the three months ended March 31, 2010, and (iii) the recording of income tax expense resulting from the pro forma adjustments before tax at the Australian effective tax rate of 30%. The calculation of pro forma diluted earnings per share does not include the contingent convertible preferred shares issued to the founding partners of Caliburn in connection with the Acquisition. These shares may be converted in aggregate to 1,099,877 common shares in the event that Greenhill Caliburn achieves certain three and five year revenue targets.

Note 4 — Investments

Affiliated Merchant Banking Funds

In December 2009, the Company sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a 24% ownership interest in GCPII LLC, to GCP Capital, an entity not controlled by the Company. The Company retained a 76% interest in GCPII LLC. Under the terms of the separation agreement, the general partners of the Merchant Banking Funds delegated to GCPII LLC their obligation to manage and administer the affiliated funds during a transition period, which ended on December 31, 2010.

As consideration for the sale of the merchant banking business, in December 2009 the Company received 289,050 shares of its common stock with a value of $24.4 million. The Company recognized a gain of $21.8 million in 2009 and deferred $2.6 million of gains on the sale related to non-compete and trademark licensing agreements, which will be amortized over a 5 year period ending in 2014. For the three month periods ended June 30, 2011 and June 30, 2010, deferred gains of $0.2 million and $0.2 million, respectively, were recognized. For the six month periods ended June 30, 2011 and June 30, 2010, deferred gains of $0.4 million and $0.5 million, respectively, were recognized.

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

Effective January 1, 2011, the Company no longer manages the Merchant Banking Funds but will continue to retain control as the general partner of the Merchant Banking Funds. In addition to recording its direct investments in the affiliated funds, the Company consolidates each general partner in which it has a majority economic interest.

Prior to 2011, the Company’s management fee income consisted of fees paid by the Merchant Banking Funds and other transaction fees paid by the portfolio companies. Effective January 1, 2011, the Company no longer receives any management fees and it delegated the management of the Merchant Banking Funds to GCP Capital.

On June 10, 2011, the Company sold substantially all of its capital interests in GCP II and its affiliated funds to certain unaffiliated third parties and certain principals of GCP Capital for an aggregate purchase price of $44.8 million, which represented the Company’s carrying value of such capital interest as of March 31, 2011. The transaction agreement provided that the purchasers have the right, exercisable only in December 2012, to cause the Company to repurchase each of the capital account interests attributable to two specified portfolio companies of GCP II at a specified aggregate price of $14.3 million, subject to adjustments for distributions or capital calls (the “Put Options”). The transfer of the GCP II capital interests, which were not associated with the Put Options, was accounted for as a sale in accordance with accounting guidance for financial asset transfers. The GCP II capital account interests associated with the Put Options did not meet the requirements of sale accounting and therefore have been accounted for as secured borrowings in accordance with accounting guidance for financial asset transfers. In accordance with that guidance, the Company continues to record these capital interests subject to the Put Options as a component of investments in merchant banking funds on the condensed consolidated statements of financial condition and will recognize its proportional share of earnings or loss related to the capital interests subject to the Put Options on the condensed consolidated statements of income. The Company also recorded a corresponding liability for the consideration received, which has been included as a financing liability on the condensed consolidated statements of financial condition. For the three months ending June 30, 2011 the Company recorded a loss of $1.4 million on these capital accounts, which has been included as a component of merchant banking and other revenues on the condensed consolidated statements of income.

On June 14, 2011, the Company sold substantially all of its capital interests in GSAVP and its affiliated funds to an unaffiliated third party for a purchase price of $3.7 million, which represented the Company’s carrying value of such capital interests as of March 31, 2011. The transfer of all the capital interests related to GSAVP has been accounted for as a sale in accordance with accounting guidance for financial asset transfers, with no associated gain or loss recorded during the three months ending June 30, 2011.

Investment gains or losses from merchant banking and other investment activities are comprised of investment income, realized and unrealized gains or losses from the Company’s investment in the Merchant Banking Funds, Iridium and certain other investments, and the consolidated earnings of the general partner in which it has control, offset by allocated expenses of the funds. That portion of the earnings or losses of the general partner which is held by employees and former employees of the Company is recorded as net income allocated to noncontrolling interests.

As the general partner, the Company controls investment decisions for the Merchant Banking Funds and is entitled to receive from the funds a portion of the override of the profits realized from investments. The Company recognizes profit overrides related to the Merchant Banking Funds at the time certain performance hurdles are achieved.

The Company’s merchant banking and other investment revenues, by source, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Management fees	$—	$3,666	$—	$8,064
Net realized and unrealized gains (losses) on investments in merchant banking funds	(874)	(969)	826	521
Net realized and unrealized merchant banking profit overrides	(49)	—	(49)	91
Net unrealized gain on investment in Iridium	5,618	18,943	3,443	24,902
Other realized and unrealized investment income (loss)	36	(390)	36	(390)
Recognition of deferred gain on sale of merchant banking assets	203	249	406	549

Total merchant banking and other investment revenues	$4,934	$21,499	$4,662	$33,737

The carrying value of the Company’s investments in the Merchant Banking Funds are as follows:

	As of June 30,	As of December 31,
	2011	2010
	(in thousands, unaudited)	(in thousands, audited)
Investment in GCPE	$20,506	$18,271
Investment in GCP II	1,610	46,533
Investment in GCP II subject to Put Options	12,900	—
Investment in other merchant banking funds	5,763	8,728

Total investments in the Merchant Banking Funds	$40,779	$73,532

The Company’s investment in other merchant banking funds are principally comprised of the remaining investments in GCP I, GCP III, and GSAVP.

The investment in GCP I included $0.3 million at both June 30, 2011 and December 31, 2010 related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its general partner. The investment in GCP II included $1.1 million at both June 30, 2011 and December 31, 2010 related to the noncontrolling interests in the general partner of GCP II.

Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of the Merchant Banking Funds at both June 30, 2011 and December 31, 2010. This amount may increase or decrease depending on the change in the fair value of the Merchant Banking Funds’ portfolio, and is payable, subject to clawback, at the time cash proceeds are realized.

At June 30, 2011, the Company had unfunded commitments of $23.8 million to certain of the Merchant Banking Funds, which included unfunded commitments to GCP Europe of $19.5 million (or £12.2 million), which may be drawn through December 2012. In addition, the Company had unfunded commitments of $4.3 million to other merchant banking funds, the majority of which may be drawn through November 2015. For each of the Merchant Banking Funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two year period after the expiration of the commitment period.

Other Investments

The Company has other investments including investments in Iridium, Barrow Street Capital III, LLC (“Barrow Street III”) and certain deferred compensation plan investments related to the Caliburn Acquisition. The Company’s other investments are as follows:

	As of June 30,	As of December 31,
	2011	2010
	(in thousands, unaudited)	(in thousands, audited)
Iridium Common Stock	$84,805	$73,623
Iridium $11.50 Warrants	-	7,280
Barrow Street III	2,284	2,383
Deferred compensation plan investments	4,250	4,087

Total other investments	$91,339	$87,373

Iridium

At December 31, 2010, the Company owned 8,924,016 shares of Iridium Common Stock and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”). At December 31, 2010, the Company’s fully diluted share ownership in Iridium was approximately 12%.

At June 30, 2011, the Company owned 9,804,016 shares of Iridium Common Stock and had a fully diluted share ownership in Iridium of approximately 13%. In June 2011, the Company participated in Iridium’s tender offer to exchange its Iridium $11.50 Warrants, which permitted any holder of such warrants to receive one common share of Iridium Common Stock for every 4.55 warrants validly tendered. The Company tendered 4,000,000 Iridium $11.50 Warrants in exchange for 880,000 shares of Iridium Common Stock.

At June 30, 2011 and December 31, 2010, the carrying value of the investments in Iridium Common Stock was valued at its closing quoted market price. Since the closing of the acquisition of Iridium in September 2009, an active trading market had not existed for the Iridium $11.50 Warrants and accordingly, at December 31, 2010, the Company used an internally developed model to value such warrants, which took into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (i) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (ii) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligation and various equity volatility measures, including historical volatility of broad market indices.

Barrow Street Capital III

The Company committed $5.0 million to Barrow Street III, a real estate investment fund, of which $0.1 million remains unfunded at June 30, 2011. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.

Other Investments

In connection with the Acquisition, the Company acquired certain mutual fund investments related to Caliburn’s deferred compensation plan. See “Note 3 — Acquisition”.

Fair Value Hierarchy

The following tables set forth, by level, the assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
	(in thousands, unaudited)
Assets
Iridium Common Stock	$84,805	$—	$—	$84,805
Deferred compensation plan investments	—	4,250	—	4,250

Total investments	$84,805	$4,250	$—	$89,055

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$73,623	$—	$—	$73,623
Iridium $11.50 Warrants	—	—	7,280	7,280
Deferred compensation plan investments	—	4,087	—	4,087

Total investments	$73,623	$4,087	$7,280	$84,990

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the three months ended June 30, 2011.

	Beginning Balance April 1, 2011	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance June 30, 2011
	(in thousands, unaudited)
Assets

Iridium $11.50 Warrants	$7,960	$—	$—	$—	$(7,960)	$—

Total Level 3 investments	$7,960	$—	$—	$—	$(7,960)	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 investments for the six months ended June 30, 2011

	Beginning Balance January 1, 2011	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance June 30, 2011
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$7,280	$—	$680	$—	$(7,960)	$—

Total Level 3 investments	$7,280	$—	$680	$—	$(7,960)	$—

Effective June 22, 2011, the Company participated in Iridium’s tender offer to exchange the Iridium $11.50 Warrants for shares of common stock. The Iridium $11.50 Warrants were historically valued using an internally developed model and classified as a Level 3 investment. Upon exchange, the shares are valued using quoted market prices and classified as a Level 1 investment.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the three months ended June 30, 2010.

	Beginning Balance April 1, 2010	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance June 30, 2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$8,760	$—	$1,520	$—	$—	$10,280

Total Level 3 investments	$8,760	$—	$1,520	$—	$—	$10,280

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 investments for the six months ended June 30, 2010.

	Beginning Balance January 1, 2010	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance June 30, 2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$8,015	$—	$2,265	$—	$—	$10,280

Total Level 3 investments	$8,015	$—	$2,265	$—	$—	$10,280

Note 5 — Related Parties

At June 30, 2011 and December 31, 2010, the Company had payables of $2,816 and $144,365, respectively, due to the Merchant Banking Funds, which relate to general operating expenses, and are included in due to affiliates on the condensed consolidated statements of financial condition.

In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital for a period of three to five years beginning in January 2011. The Company also subleases airplane and office space to a firm owned by an executive of the Company. The Company recognized rent reimbursements of $0.4 million and $17,430 for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $34,860 for the six months ended June 30, 2011 and 2010, respectively, as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 6 — Revolving Bank Loan Facility

At June 30, 2011, the Company had a $60.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility was reduced from $75.0 million at December 31, 2010 to $60.0 million effective April 30, 2011. The revolving loan facility is secured by any cash distributed in respect of the remainder of our interests in the U.S. based merchant banking funds and cash distributions from G&Co, and is subject to a borrowing base limitation. The facility reduces to $50.0 million effective September 30, 2011 and has a maturity date of April 30, 2012. Interest on borrowings is based on the higher of the Prime Rate or 4.0% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $60.1 million and $54.7 million for the six months ended June 30, 2011 and 2010, respectively. The weighted average interest rate was 4.0% for both periods ended June 30, 2011 and 2010. At June 30, 2011, the Company was compliant with all loan covenants.

Note 7 — Equity

On June 15, 2011, a dividend of $0.45 per share was paid to stockholders of record on June 1, 2011. During the six months ended June 30, 2011 and 2010, dividend equivalents of $2.6 million and $2.5 million, respectively, were paid on the restricted stock units that are expected to vest.

During the six months ended June 30, 2011, 585,368 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 256,778 shares at an average price of $69.32 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the six months ended June 30, 2011, the Company repurchased in open market transactions 372,262 shares of its common stock at an average price of $51.63.

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

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$21,483	$17,550	$19,902	$18,062

Denominator for basic EPS — weighted average number of shares	31,010	30,708	31,179	30,301
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	1	61	9	71

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,011	30,769	31,188	30,372

Earnings per share:
Basic	$0.69	$0.57	$0.64	$0.60
Diluted	$0.69	$0.57	$0.64	$0.59

The weighted number of shares and dilutive potential shares do not include the contingent convertible preferred shares issued to the founding partners of Caliburn in connection with the Acquisition. Such shares will potentially convert to shares of the Company’s common stock in tranches of 659,926 and 439,951 shares on the third and fifth anniversary of the closing of the Acquisition, respectively, if certain revenue targets are achieved. At the time a revenue target is achieved such shares will be included in the Company’s share count. If the revenue targets for a tranche are not achieved, the contingent convertible preferred shares in that tranche will be cancelled.

Note 9 — Income Taxes

The Company’s effective tax rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.

Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to: (i) the realization of its deferred tax liabilities and (ii) future taxable income. Included in other receivables in the condensed consolidated statements of financial condition are income tax receivables of $0.2 million and $1.9 million as of June 30, 2011 and December 31, 2010, respectively.

Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statements of changes in equity.

The Company’s income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of June 30, 2011, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 10 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, the United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2011, G&Co’s net capital was $2.5 million, which exceeded its requirement by $2.0 million. G&Co’s aggregate indebtedness to net capital ratio was 3.01 to 1 at June 30, 2011. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCEI are subject to capital requirements of the FSA. Greenhill Caliburn is subject to capital requirements of the ASIC. As of June 30, 2011, GCI, GCEI and Greenhill Caliburn were in compliance with local capital adequacy requirements.

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

The following provides a breakdown of our revenues by source for the three and six month periods ended June 30, 2011 and 2010, respectively:

	For the Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$85.6	94%	$61.9	74%
Merchant banking and other investment revenues	5.2	6%	21.6	26%

Total revenues	$90.8	100%	$83.5	100%

	For the Six Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$134.1	96%	$98.5	74%
Merchant banking and other investment revenues	5.0	4%	33.9	26%

Total revenues	$139.1	100%	$132.4	100%

As described in “Note 4 — Investments — Affiliated Merchant Banking Funds”, the Company completed the sale of certain assets related to our merchant banking business in December 2009. Effective December 31, 2010, the Company no longer manages the Merchant Banking Funds but will continue to act as the general partner of the funds. In reporting to management, the Company distinguishes the sources of its investment banking revenues between financial advisory and merchant banking and other investment revenues. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities. See “Note 4 — Investments — Affiliated Merchant Banking Funds”.

Note 12 — Subsequent Event

On July 16, 2011, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on September 21, 2011 to the common stockholders of record on September 7, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “firm” and “us” refer to Greenhill & Co., Inc.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and subsequent Forms 8-K.

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

On April 1, 2010, we acquired the Australian advisory firm Caliburn, with six managing directors and 40 total employees at that time. Caliburn has established a strong position in that market over its 11 year history and operates in Australia and New Zealand under the name Greenhill Caliburn. Caliburn’s operating results are included in our financial results effective as of the date of acquisition.

Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. (“Iridium”) in 2009. In June 2011, we sold substantially all of our interest in two merchant banking funds (Greenhill Capital Partners II (“GCP II”) and Greenhill SAV Partners (“GSAVP”)) that we sponsored prior to our exit from that business in 2010. As of June 30, 2011 our investments principally consisted of our investments in Iridium and our European merchant banking fund.

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

Our financial advisory revenues increased by 38% to $85.6 million in the second quarter of 2011 compared to $61.9 million in the second quarter of 2010. For the six months ended June 30, 2011 financial advisory revenues were $134.1 million compared to $98.5 million for the comparable period in 2010, representing an increase of 36%. During the six months ended June 30, 2011 as compared to the same period in the prior year, worldwide completed M&A volume increased by 36%, from $906.2 billion to $1,233.9 billion. 1

While M&A transaction activity has increased in 2011 as compared to 2010, the level of activity is still far below historic levels. We are observing a significant increase in North American activity, continued strength in Australia and the beginnings of a rebound from an extended difficult transaction period in Europe.

We generally experience significant variations in revenues and profits during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Moreover, the value of our principal investments may vary significantly from period to period and depends on a number of factors beyond our control, including most notably credit and public equity markets and general economic conditions. As a result, our quarterly results vary and our results in one period may not be indicative of our results in any future period.

1	Global M&A completed transaction volume for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Source: Thomson Financial as of July 8, 2011.

Results of Operations

Summary

Our revenues of $90.8 million for the second quarter of 2011 compare with revenues of $83.5 million for the second quarter of 2010, which represents an increase of $7.3 million, or 9%. During the second quarter of 2011 our financial advisory revenues increased $23.7 million over the second quarter of 2010 while merchant banking revenues declined by $16.4 million. On a year-to-date basis, revenues through June 30, 2011 were $139.1 million, compared to $132.4 for the comparable period in 2010, which represented an increase of $6.7 million, or 5%. The increase in our year-to-date 2011 revenues as compared to the same period in 2010 resulted from an increase in financial advisory revenue of $35.6 million offset by a decrease in merchant banking revenues of $28.9 million.

Our second quarter net income allocable to common stockholders of $21.5 million and diluted earnings per share of $0.69 compare to net income allocable to common stockholders of $17.6 million and diluted earnings per share of $0.57 in the second quarter of 2010. For the six months ended June 30, 2011 we earned net income available to common stockholders of $19.9 million and diluted earnings per share of $0.64 as compared to net income available to common stockholders of $18.1 million and diluted earnings per share of $0.59, respectively for the same period in 2010.

Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the number and size of investment gains (or losses) and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.

Revenues By Source

The following provides a breakdown of total revenues by source for the three month and six month periods ended June 30, 2011 and 2010, respectively:

Revenue by Principal Source of Revenue

	For the Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$85.6	94%	$61.9	74%
Merchant banking and other investment revenues	5.2	6%	21.6	26%

Total revenues	$90.8	100%	$83.5	100%

	For the Six Months Ended
	June 30, 2011		June 30, 2010
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Financial advisory fees	$134.1	96%	$98.5	74%
Merchant banking and other investment revenues	5.0	4%	33.9	26%

Total revenues	$139.1	100%	$132.4	100%

Financial Advisory Revenues

Financial advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, capital raisings or similar transactions. We earned $85.6 million in financial advisory revenue in the second quarter of 2011 compared to $61.9 million in the second quarter of 2010, which represents an increase of 38%. The increase in financial advisory revenue in the second quarter of 2011 as compared to the same period in 2010 resulted from a greater number of completed assignments, an increase in the volume of strategic advisory assignments with related retainer fees, and a greater number of fee generating transaction announcements as compared to the second quarter of 2010.

For the six months ended June 30, 2011, financial advisory revenues were $134.1 million compared to $98.5 million for the comparable period in 2010, representing an increase of 36%. This increase principally resulted from a greater volume of assignments. During the six months ended June 30, 2011 we earned $1 million or more from 36 clients compared to 20 clients in the same period in 2010, representing an increase of 80%.

Completed assignments in the second quarter of 2011 included:

•	the sale of the publicly held interest in Alcon, Inc. to Novartis AG;

•	the sell-down of shares in Bionomics Limited by Start-up Australia Ventures Pty Limited;

•	advising Bridgepoint Advisors Limited on the acquisition of CABB GmbH;

•	the sale of CHAMP Venture’s Retail Apparel Group Pty Ltd to Navis Capital Partners;

•	the sale of Close Brothers plc’s Cayman based offshore business to Intertrust Group Holding S.A.;

•	the representation of Constar International Inc. in conjunction with its pre-arranged Chapter 11 proceedings;

•	the acquisition by Earthlink, Inc. of One Communications Corp.;

•	advising Guinness Peat Group Plc on its strategy to realize value on its investment portfolio;

•	the sale of Tegel Foods Limited to Affinity Equity Partners;

•	the acquisition of Tower Australia Group Limited by Dai-ichi Life Insurance Co. and

•	the acquisition by The Travelers Companies, Inc. of J. Malucelli Participações em Seguros e Resseguros S.A.

During the quarter, we also served as global placement agent on behalf of three private equity funds in connection with interim closings on the sale of their limited partner interests.

Merchant Banking and Other Investment Revenues

Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our financial advisory business. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s historic merchant banking funds. During a transition period in 2010 we managed and administered the merchant banking funds and recorded the revenue and expenses related to our management of the merchant banking funds in our consolidated results. Under the arrangement with GCP Capital Partners Holdings LLC (“GCP Capital”), an entity which is independent from the firm, during 2010 the excess of the management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds accrued to the benefit of GCP Capital and was recorded as noncontrolling interest. On January 1, 2011, GCP Capital took over the management of the merchant banking funds. As a result of our separation from the merchant banking business, beginning in 2011 we no longer generate management fee revenue or incur expenses from the management of the merchant banking funds. In June 2011, we sold substantially all of our interests in GCP II and GSAVP for an aggregate price of $48.5 million, which represented the book value (which approximated fair value) of these assets as of March 31, 2011. We did not recognize any gain or loss on the sale of our interests in GCP II and GSAVP in the current quarter. We continue to hold our investment in Iridium (NASDAQ: IRDM) as well as retain our investments in Greenhill Capital Partners Europe (“GCP Europe”) and certain other merchant banking funds. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are liquidated over time. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

The following table sets forth additional information relating to our merchant banking and other principal investment revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, unaudited)
Management fees	$—	$3.7	$—	$8.1
Net realized and unrealized gains (losses) on investments in merchant banking funds	(0.9)	(1.0)	0.8	0.5
Net realized and unrealized merchant banking profit overrides	—	—	—	0.1
Net unrealized gain on investment in Iridium	5.6	18.9	3.4	24.9
Other realized and unrealized investment income (loss)	—	(0.3)	—	(0.3)
Recognition of deferred gain on sale of merchant banking assets	0.2	0.2	0.4	0.5
Interest income	0.3	0.1	0.4	0.1

Total merchant banking and other investment revenues	$5.2	$21.6	$5.0	$33.9

Our total merchant banking and other investment revenues for the second quarter of 2011 were $5.2 million, which compares to $21.6 million of merchant banking and other investment revenues for the second quarter of 2010. The decrease of $16.4 million in the second quarter of 2011 as compared to the same period in 2010 principally related to a smaller increase in the market value of Iridium. For the three months ended June 30, 2011 we recognized an unrealized gain of $5.6 million from our investment in Iridium compared to the recognition of an unrealized gain in Iridium of $18.9 million in the same period in 2010. Additionally, as a result of our separation from the management of the merchant banking funds at year-end 2010, we did not earn management fees in 2011. In the second quarter of 2010 we earned management fees of $3.7 million.

For the six months ended June 30, 2011, we earned $5.0 million in merchant banking and other investment revenues compared to $33.9 million for the six months ended June 30, 2010. The decrease in our merchant banking and other investment revenues of $28.9 million primarily related to a smaller increase in the market value of Iridium year-to-date in 2011 compared to the same period in 2010. During the six month period ended June 30, 2011 we recognized an unrealized gain of $3.4 million in the value of our investment in Iridium compared to the recognition of an unrealized gain in Iridium of $24.9 million in the same year-to-date period in 2010. Additionally, for the six months ended June 30, 2010 we earned management fee revenue of $8.1 million.

We recognize gains or losses from our investment in Iridium from both the recording of realized sale activity, if any, and marking to market our holdings to record unrealized gains or losses at the end of any period. At June 30, 2011, we owned 9,804,016 shares of Iridium, or approximately 13% of Iridium’s common stock on a fully diluted basis, which had a value of $84.8 million. In June 2011, we participated in Iridium’s tender offer which permitted us to exchange the 4,000,000 Iridium $11.50 warrants we owned for 880,000 shares of Iridium common stock.

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. In addition, we recognize the consolidated earnings of the general partners of the funds which we control, offset by allocated expenses of those funds. We record our investments at estimated fair value. The value of the merchant banking fund investments in privately held companies is determined on a quarterly basis by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by the merchant banking funds in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, due to the volatility in general economic conditions, stock markets and commodity prices we may record significant changes in the fair value of the investments from quarter to quarter.

Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Merchant Banking and Other Investment Revenues”.

Although we sold substantially all of our interests in GCP II and GSAVP (the “Sale”), we continue to act as the general partner of each of the funds and continue to be entitled to a share of the profit override. Under the terms of the Sale we did, however, transfer to each of the respective purchasers of GCP II and GSAVP nine of the ten points of the profit overrides previously allocated to us by each fund for investments made prior to 2010. Accordingly, we are now entitled to receive approximately 5% of the profit override earned from each of GCP II and GSAVP after certain performance hurdles are met; whether these hurdles can be met will depend on the underlying fair value of each portfolio company in each fund. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). As of June 30, 2011, the net internal rate of return of the fund investments in GCP Europe and GSAVP were negative and the investment in GCP II was approximately breakeven. We have not recognized profit overrides from GCP II, GSAVP and GCPE. Unless there are significant gains in the value of the portfolio companies in each fund it is not likely that the profit threshold for any of the funds will be exceeded and accordingly is not likely that profit override revenue will be recognized.

As of June 30, 2011 we had remaining investments in merchant banking funds of $40.8 million. Included in this amount is the estimated fair market value of $12.9 million as of June 30, 2011 of the capital account interests attributable to two specified portfolio companies of GCP II that the purchasers of our interests in GCP II have the right, exercisable in December 2012, to require us to repurchase. Until the repurchase option expires or is exercised in December 2012 we will record gains or losses on these investments. During the second quarter of 2011 we recorded a loss of $1.4 million on these investments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

For our remaining investments in the merchant banking funds the size and timing of changes in the fair value are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. For our investment in Iridium the value of our investment is based on changes in the quoted market price, which are tied to the company’s earnings performance, liquidity requirements, market competition, general economic conditions, market factors and certain other factors. Adverse changes in general economic conditions, commodity prices, credit and public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, could negatively impact the amount of investment revenue recorded by the firm in any period.

The investment gains or losses in our merchant banking funds, Iridium and other investment portfolios may fluctuate significantly over time due to factors beyond our control, such as performance of each company in the merchant banking portfolio, equity market valuations, commodity prices and merger and acquisition opportunities. Revenue recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenue that may be realized and/or recognized in future periods.

Operating Expenses

We classify operating expenses in two categories: employee compensation and benefits expenses and non-compensation expenses.

Our total operating expenses for the second quarter of 2011 were $57.6 million, which compares to $53.3 million of total operating expenses for the second quarter of 2010. This represents an increase in total operating expenses of $4.3 million, or 8%, and results from increases in both our compensation expense and non-compensation expense, each as described in more detail below. The pre-tax income margin was 37% for the second quarter of 2011 as compared to 36% for the second quarter of 2010.

For the six months ended June 30, 2011, total operating expenses were $108.5 million, compared to $99.0 million of total operating expenses for the same period in 2010. The increase of $9.5 million, or 10%, relates to increases in both our compensation expense and non-compensation expenses, each as described in more detail below. The pre-tax income margin for the six months ended June 30, 2011 was 22% compared to 25% for the comparable period in 2010.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, unaudited)
Employee compensation & benefits expense	$41.8	$38.4	$78.0	$70.5
% of revenues	46%	46%	56%	53%
Non-compensation expense	15.9	14.9	30.5	28.4
% of revenues	18%	18%	22%	21%
Total operating expense	57.6	53.3	108.5	99.0
% of revenues	64%	64%	78%	75%
Total income before tax	33.1	30.2	30.6	33.4
Pre-tax income margin	37%	36%	22%	25%

Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the second quarter of 2011 were $41.8 million, which reflects a 46% ratio of compensation to revenue. This amount compared to $38.4 million for the second quarter of 2010, which also reflected a 46% ratio of compensation to revenue. The increase of $3.4 million, or 9%, principally reflects an increase in the accrued bonus amount as a result of higher revenues in the second quarter of 2011 as compared to the same period in 2010.

For the six months ended June 30, 2011, our employee compensation and benefits expenses were $78.0 million, compared to $70.5 million of compensation and benefits expenses for the same period in the prior year. The increase of $7.5 million, or 11%, principally results from both higher revenues in the first six months of 2011 as compared to the same period in 2010 and the full 2011 year-to-date cost of Managing Directors who joined in mid-year 2010 as well as those employees who joined us as part of our acquisition of Greenhill Caliburn in Australia on April 1, 2010. On a year-to-date basis the ratio of compensation expense to revenues was 56% as compared to 53% for the same six month period in 2010.

Our compensation costs consist of (i) base salary and benefits, (ii) annual incentive compensation payable as cash bonus awards and (iii) amortization of long-term incentive compensation awards of restricted stock units, which generally are charged to expense over five years from the date of issuance. Based upon our current headcount we expect our annual 2011 fixed compensation cost, which is the sum of base salaries and benefits and the amortization of previously issued restricted stock units, will be approximately $120.0 million. For 2010 our annual fixed compensation cost was approximately $135.0 million. The expected decrease in fixed compensation costs for the year ended December 31, 2011 as compared to the prior year is expected to result from lower base compensation and lower than expected charges for the amortization of restricted stock units due to the departure of certain employees, who in aggregate had a large amount of unvested restricted stock units. The ratio of compensation to revenue for the year ended December 31, 2011 will be largely dependent upon the amount of transaction and related revenues we generate in the second half of this year. While it continues to be our objective to maintain a ratio of compensation to revenue of no greater than 50%, we will, however, balance that goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular period depending upon the changes in headcount, amount of revenue recognized as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.

Non-Compensation Expenses

Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, interest expense and other operating expenses. Reimbursable client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $15.9 million in the second quarter of 2011 compared to $14.9 million in the second quarter of 2010, representing an increase of $1.0 million, or 7%. The increase in non-compensation expenses principally results from increased occupancy costs as a result of office expansions.

For the first six months of 2011, our non-compensation expenses were $30.5 million, compared to $28.4 million for the same period in 2010, representing an increase of $2.1 million or 7%. The increase in non-compensation expenses is primarily attributable to greater occupancy costs as a result of the acquisition of Greenhill Caliburn in April 2010 and the expansion of other office space in existing locations and the amortization of the acquired Australian intangible assets, offset in part by the absence of professional fees associated with the acquisition of Greenhill Caliburn.

Non-compensation expenses as a percentage of revenues remained constant at 18% for the three months ended June 30, 2011 compared to the same period in 2010. Non-compensation expenses as a percentage of revenues for the six months ended June 30, 2011 were 22% compared to 21% for the same period in the prior year. For both the three and six months ended June 30, 2011 greater expenses were spread over higher revenues as compared to the same periods in 2010 which made non-compensation expenses as a percentage of revenue relatively flat period to period.

Our non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in revenue amounts, the changes in headcount, the amount of recruiting and business development activity, the amount of office expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of short-term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular period may not be indicative of the non-compensation expenses as a percentage of revenue in future periods.

Provision for Income Taxes

The provision for taxes in the second quarter of 2011 was $11.7 million, which reflects an effective tax rate on income allocated to common stockholders of 35%. This compares to a provision for taxes in the second quarter of 2010 of $11.4 million, which reflects an effective tax rate of 39% for the period. The slight increase in the provision for income taxes in the second quarter of 2011 as compared to the same period in 2010 is primarily due to higher pre-tax income allocated to common shareholders offset by a lower effective rate due to a greater proportion of earnings being earned in lower tax rate jurisdictions.

For the six months ended June 30, 2011, the provision for taxes was $10.7 million, which reflects an effective tax rate of 35%. This compares to a provision for taxes for the six months ended June 30, 2010 of $11.7 million, which reflects an effective tax rate of 39% for the period. The decrease in the provision for taxes in the six months ended June 30, 2011 as compared to the same period in 2010 is primarily due to a lower effective rate related to a greater proportion of earnings being earned in lower tax jurisdictions.

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

We generate cash from our operating activities principally in the form of financial advisory fees and in the form of distributions or sale proceeds from our investment activities. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, the funding of our remaining commitments to the merchant banking funds, payment of dividends, repurchase of shares of our stock (both in open market purchases and repurchases from our employees in conjunction with the payment of taxes liabilities incurred on the vesting of restricted stock awards) and leasehold improvements.

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

Our deferred tax liabilities, which were $27.5 million as of June 30, 2011, principally relate to an unrealized gain in our investment in Iridium and may increase or decrease from period to period depending upon the change in the quoted market value or upon a sale of all or a portion of that investment. Our current tax liability will increase at the time we realize investment gains. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods.

Our investment in Iridium, which represents approximately 13% of Iridium’s fully diluted common stock, had a value of $84.8 million as of June 30, 2011. Our ability to sell all or a portion of our investments in Iridium at a value that is attractive to us is subject to factors such as general economic, sector and stock market conditions, and other factors, which we cannot control. Moreover, we may be limited in our ability to sell our investment in Iridium because one of our employees is a member of the board of directors of Iridium. It is our intention to monetize our position in a disciplined manner over time dependent on market conditions.

In June 2011, we sold substantially all of our interests in GCP II and GSAVP for an aggregate price of $48.5 million. In conjunction with the sale of GCP II the purchasers have the right, exercisable in December 2012, to cause the firm to repurchase their interests in either of the capital account interest attributable to two GCP II portfolio companies for an aggregate value of $14.3 million. As of June 30, 2011 the value of our remaining investments in merchant banking funds was $40.8 million, which includes the estimated fair value of $12.9 million attributable to the put option. Because we cannot be certain of the variables that the purchasers will evaluate to determine whether or not they will exercise the put option for either or both of the portfolio companies which they may require us to repurchase, we are unable to estimate the likelihood that the put option will or will not be exercised. Further, because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term.

At June 30, 2011, we had unfunded commitments (not reflected on our balance sheet) of $23.8 million relating to future principal investments in certain of the merchant banking funds, which included unfunded commitments to GCP Europe of $19.5 million (or £12.2 million), which may be drawn through December 2012. The firm had unfunded commitments of $4.3 million to other merchant banking funds, the majority of which may be drawn through November 2015. For each of the merchant banking funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two-year period after the expiration of the commitment period.

To provide for working capital needs and other general corporate purposes we have a $60.0 million revolving bank loan facility, which will reduce to $50.0 million as of September 30, 2011. Borrowings under the facility are secured by any cash distributed in respect of the remainder of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. Interest on borrowings is based on the higher of the Prime Rate or 4.0%. The maturity date of the facility is April 30, 2012. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At June 30, 2011, the firm was compliant with all loan covenants and we expect to continue to be compliant with all loan covenants.

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

During the six months ended June 30, 2011, the firm repurchased 372,262 shares of its common stock in open market purchases at an average price of $51.63. In July 2011 the firm repurchased an additional 206,200 shares of its common stock in open market at an average price of $48.48. As of July 31, 2011 we had remaining authorization to repurchase up to $58.4 million. Additionally, during the six months ended June 30, 2011, the firm is deemed to have repurchased 256,778 shares of its common stock at an average price of $69.32 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

As of June 30, 2011 we had cash and cash equivalents on hand of $59.4 million, of which $48.8 million were held outside the U.S. We are currently subject to federal income tax on our domestic earnings and that portion of our foreign earnings which we repatriate. Currently, we are subject to incremental tax of up to 5% to 7% on earnings repatriated from our foreign locations. In the event of a reduction in the U.S. corporate rate the incremental amount of tax on the amount of foreign earnings we repatriate will decrease. It has been our policy to retain approximately 50% of our foreign earnings within our non-U.S. subsidiaries to minimize our global tax burden and to fund our foreign investment needs. However, in the event our cash needs in the U.S. exceed our cash reserves in the U.S. and availability under the revolving loan facility, we may repatriate additional cash from our foreign operations.

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

Cash Flows

In the first six months of 2011, our cash and cash equivalents decreased by $18.8 million from December 31, 2010. We generated $40.9 million from operating activities, including $49.4 million from net income (after giving effect to the non-cash items) and a net decrease in working capital of $8.5 million principally from the annual payment of bonuses. We generated $46.2 million from investing activities, primarily related to the sale of substantially all of our interest in two merchant banking funds for $48.5 million offset by $2.3 million related to the build-out of new office space. We used $108.4 million in financing activities, including $42.3 million of net repayments on our revolving loan facility, $28.6 million for the payment of dividends, $19.2 million in open market repurchases of our common stock, $17.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $1.0 million of distributions of excess 2010 profits to GCP Capital, offset in part by $0.6 million of net tax benefits from the delivery of restricted stock units.

In the first six months of 2010, our cash and cash equivalents decreased by $36.9 million from December 31, 2009. We used $1.4 million in operating activities, including $34.7 million generated from net income (after giving effect to the non-cash items) to fund a net decrease in working capital of $36.1 million (principally from the payments of year-end bonuses and income taxes). We used $7.1 million in investing activities, including $11.7 million invested in our merchant banking funds and other investments and $1.2 million for the build-out of new office space, partially offset by distributions from investments of $5.9 million. We used $28.0 million for financing activities, including $22.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $2.7 million in open market repurchases of our common stock, and $27.7 million for the payment of dividends, partially offset by $18.3 million of net borrowing from our revolving loan facility and $7.5 million of net tax benefits from the delivery of restricted stock units.

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

With regard to our investments in both merchant banking funds and Iridium we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments in publicly traded securities held by us. This analysis showed that if we assume that at June 30, 2011, the market prices of the public securities held by us were 10% lower, the impact on our operations would be a decrease in revenues of $8.4 million. We meet on a quarterly basis to determine the fair value of the investments held in the merchant banking portfolio and to discuss the risks associated with those investments. The respective Investment Committees of the merchant banking funds manage the risks associated with the merchant banking portfolio by closely monitoring and managing the types of investments made as well as the monetization and realization of existing investments.

In addition, the reported amounts of our financial advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 51% of our revenues for the six months ended June 30, 2011 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. During the six month period ended June 30, 2011, as compared to the same period in 2010, the value of the U.S. dollar weakened on a weighted average basis, relative to each of the currencies in the foreign jurisdictions in which we operate. Accordingly, our earnings in the first six months of 2011 were higher than they would have been in the same period in the prior year had the value of the U.S. dollar relative to those other currencies remained constant. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

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

If certain financial returns are achieved over the life of the fund, the firm recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The firm may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The firm would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2011, the firm believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the firm has not reserved for any clawback obligations under applicable fund agreements.

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

Restricted Stock Units

The firm accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and are generally amortized over a five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the firm’s common stock at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The firm records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The firm records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.

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

Derivative Instruments

The firm accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the firm records warrants at estimated fair value in the condensed consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other investment revenues in the condensed consolidated statements of income. The Iridium $11.50 Warrants, which were held by the firm prior to their conversion to shares of Iridium common stock on June 22, 2011, were not designated as hedging instruments.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases in the Second Quarter of 2011:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
April 1 — April 30	—	$—	—	$ 87,615,897
May 1 — May 31	—	—	—	87,615,897
June 1 — June 30	372,262	51.63	—	68,394,880

(1)

Excludes 2,504 shares the firm is deemed to have repurchased in April 2011 at $59.47 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective April 22, 2010, the Board of Directors authorized the repurchase of up to $100,000,000 of its common stock through December 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase Agreement, dated as of June 10, 2011, by and among JPMorgan U.S. Pooled Corporate Finance Institutional Investors IV LLC, JPMorgan U.S. Corporate Finance Institutional Offshore Investors IV L.P., J.P. Morgan Secondary Private Equity Investors LLC, 522 Fifth Avenue Fund, L.P., Constellation Energy Group, Inc. Master Trust, Constellation Energy Nuclear Group, LLC Master Trust, GCP Pooled Block 1, LLC, GCP Offshore Block 1, LLC, GCP Offshore Block 2, LLC, GCP Offshore Block 3, LLC and GCP Offshore Block 4, LLC, Greenhill Capital Partners, LLC (the “Seller”), GCP Managing Partner II, L.P. and Greenhill & Co., Inc. (incorporated herein by reference to Exhibit 2.1 of Registrant’s Form 8-K filed on June 16, 2011).

10.1	Ninth Modification Agreement, dated as of July 15, 2011, between First Republic Bank and Greenhill & Co., Inc.

10.2	Reaffirmation of Third-Party Security Agreement, dated as of July 15, 2011, between First Republic Bank and Greenhill Capital Partners, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Name: Scott L. Bok
Title: Chief Executive Officer

By:	/s/ RICHARD J. LIEB
Name: Richard J. Lieb
Title: Chief Financial Officer

S-1