Form 10-Q
period 2011-09-30
GREENHILL & CO INC
filed 2011-11-01
CIK 1282977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 25, 2011, there were 28,906,214 shares of the registrant’s common stock outstanding.

AVAILABLE INFORMATION

Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the United States Securities and Exchange Commission (the “SEC”). You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The firm’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

	As of
	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash and cash equivalents ($7.2 million and $7.7 million restricted from use at September 30, 2011 and December 31, 2010, respectively)	$62,112,260	$78,227,209
Advisory fees receivable (net of allowance for doubtful accounts of $0.1 million and $0.0 million at September 30, 2011 and December 31, 2010, respectively)	36,373,464	30,187,204
Other receivables	2,124,930	2,899,309
Property and equipment (net of accumulated depreciation of $48.9 million and $45.8 million at September 30, 2011 and December 31, 2010, respectively)	16,776,809	17,563,099
Investments in merchant banking funds	38,189,328	73,532,503
Other investments	64,800,668	87,372,799
Goodwill	153,569,289	162,507,267
Deferred tax asset	46,263,538	47,842,045
Other assets	6,578,244	8,546,405

Total assets	$426,788,530	$508,677,840

Liabilities and Equity
Compensation payable	$21,082,504	$30,515,366
Accounts payable and accrued expenses	22,952,607	13,123,718
Financing liability	14,301,759	—
Bank loan payable	25,300,000	67,000,000
Deferred tax liability	15,385,425	25,031,882
Due to affiliates	3,129	144,365

Total liabilities	99,025,424	135,815,331
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 35,761,378 and 35,117,356 shares issued as of September 30, 2011 and December 31, 2010, respectively; 28,896,519 and 29,341,604 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	357,614	351,174
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued and outstanding as of September 30, 2011 and December 31, 2010	46,950,226	46,950,226
Restricted stock units	81,476,288	89,365,292
Additional paid-in capital	410,182,698	368,090,229
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2011 and December 31, 2010; 110,191 shares outstanding as of September 30, 2011 and December 31, 2010	6,578,403	6,578,403
Retained earnings	170,465,076	184,621,197
Accumulated other comprehensive income (loss)	(3,458,512)	5,127,132
Treasury stock, at cost, par value $0.01 per share; 6,864,859 and 5,775,752 shares as of September 30, 2011 and December 31, 2010, respectively	(386,217,736)	(330,602,168)

Stockholders’ equity	326,334,057	370,481,485
Noncontrolling interests	1,429,049	2,381,024

Total equity	327,763,106	372,862,509

Total liabilities and equity	$426,788,530	$508,677,840

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Advisory fees	$83,198,482	$97,004,262	$217,286,233	$195,523,025
Merchant banking and other investment revenues	(23,243,984)	(13,065,904)	(18,582,204)	20,671,497
Interest income	400,627	111,891	786,101	240,258

Total revenues	60,355,125	84,050,249	199,490,130	216,434,780
Expenses
Employee compensation and benefits	30,445,892	44,187,076	108,425,829	114,710,433
Occupancy and equipment rental	4,443,565	4,389,557	13,076,513	11,219,748
Depreciation and amortization	2,092,982	1,708,195	5,959,633	4,123,991
Information services	2,000,530	1,993,469	5,569,043	5,166,950
Professional fees	1,580,879	1,633,245	4,391,220	5,865,781
Travel related expenses	2,917,466	2,597,777	8,370,867	7,724,301
Interest expense	374,770	636,686	1,618,071	1,749,068
Other operating expenses	3,521,138	2,994,547	8,470,080	8,546,205

Total expenses	47,377,222	60,140,552	155,881,256	159,106,477
Income before taxes	12,977,903	23,909,697	43,608,874	57,328,303
Provision for taxes	4,413,577	8,695,516	15,136,155	20,374,614

Consolidated net income	8,564,326	15,214,181	28,472,719	36,953,689
Less: Net income allocated to noncontrolling interests	—	744,332	6,302	4,421,914

Net income allocated to common stockholders	$8,564,326	$14,469,849	$28,466,417	$32,531,775

Average shares outstanding:
Basic	30,693,194	30,754,685	31,064,054	30,546,017
Diluted	30,693,194	30,800,556	31,065,257	30,609,821
Earnings per share:
Basic	$0.28	$0.47	$0.92	$1.07
Diluted	$0.28	$0.47	$0.92	$1.06
Dividends declared and paid per share	$0.45	$0.45	$1.35	$1.35

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Consolidated net income	$8,564,326	$15,214,181	$28,472,719	$36,953,689
Currency translation adjustment, net of tax	(18,644,308)	20,958,339	(8,585,644)	6,266,389

Comprehensive income (loss)	(10,079,982)	36,172,520	19,887,075	43,220,078
Less: Net income allocated to noncontrolling interests	—	744,332	6,302	4,421,914

Comprehensive income (loss) allocated to common stockholders	$(10,079,982)	$35,428,188	$19,880,773	$38,798,164

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

	Nine Months Ended September 30, 2011 (unaudited)	Year Ended December 31, 2010
Common stock, par value $0.01 per share
Common stock, beginning of the year	$351,174	$332,543
Common stock issued	6,440	18,631

Common stock, end of the period	357,614	351,174

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	46,950,226	—
Contingent convertible preferred stock issued	—	46,950,226

Contingent convertible preferred stock, end of the period	46,950,226	46,950,226

Restricted stock units
Restricted stock units, beginning of the year	89,365,292	81,219,868
Restricted stock units recognized	33,656,634	43,214,505
Restricted stock units delivered	(41,545,638)	(35,069,081)

Restricted stock units, end of the period	81,476,288	89,365,292

Additional paid-in capital
Additional paid-in capital, beginning of the year	368,090,229	237,716,672
Common stock issued	41,694,790	125,850,372
Restricted stock units cash settlement	—	(1,010,273)
Tax benefit from the delivery of restricted stock units	397,679	5,533,458

Additional paid-in capital, end of the period	410,182,698	368,090,229

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	6,578,403	7,937,414
Exchangeable shares of subsidiary delivered	—	(1,359,011)

Exchangeable shares of subsidiary, end of the period	6,578,403	6,578,403

Retained earnings
Retained earnings, beginning of the year	184,621,197	206,974,630
Dividends	(42,622,538)	(56,879,344)
Net income allocated to common stockholders	28,466,417	34,525,911

Retained earnings, end of the period	170,465,076	184,621,197

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	5,127,132	(8,737,728)
Currency translation adjustment, net of tax	(8,585,644)	13,864,860

Accumulated other comprehensive (loss) income, end of the period	(3,458,512)	5,127,132

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(330,602,168)	(293,391,405)
Repurchased	(55,615,568)	(37,210,763)

Treasury stock, end of the period	(386,217,736)	(330,602,168)

Total stockholders’ equity	326,334,057	370,481,485

Noncontrolling interests
Noncontrolling interests, beginning of the year	2,381,024	1,501,214
Net income allocated to noncontrolling interests	6,302	4,894,833
Contributions from noncontrolling interests	—	163,761
Distributions to noncontrolling interests	(958,277)	(4,178,784)

Noncontrolling interests, end of the period	1,429,049	2,381,024

Total equity	$327,763,106	$372,862,509

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Operating activities:
Consolidated net income	$28,472,719	$36,953,689
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	5,959,633	4,123,991
Net investment (gains) losses	19,190,469	(9,164,756)
Restricted stock units recognized and common stock issued	33,812,203	41,376,736
Deferred taxes	(5,870,377)	1,476,660
Deferred gain on the sale of certain merchant banking assets	(608,265)	(824,797)
Changes in operating assets and liabilities:
Advisory fees receivable	(6,186,260)	(20,359,512)
Due from affiliates	(141,236)	(457,697)
Other receivables and assets	95,674	2,708,279
Compensation payable	(7,340,266)	(22,875,687)
Accounts payable and accrued expenses	389,197	328,578
Taxes payable	10,047,957	8,246,671
Settlement of restricted stock units in cash	(2,092,596)	—

Net cash provided by operating activities	75,728,852	41,532,155
Investing activities:
Purchases of merchant banking investments	(716,874)	(11,536,627)
Purchases of other investments	(150,315)	(208,026)
Proceeds from sale of merchant banking investments	49,384,344	—
Caliburn acquisition, net of cash received	—	(3,029,527)
Distributions from investments	4,201,779	7,138,275
Purchases of property and equipment	(2,539,261)	(3,836,779)

Net cash provided by (used in) investing activities	50,179,673	(11,472,684)
Financing activities:
Proceeds of revolving bank loan	74,900,000	84,875,000
Repayment of revolving bank loan	(116,600,000)	(59,500,000)
Contributions from noncontrolling interests	—	151,387
Distributions to noncontrolling interests	(958,277)	(1,514,225)
Dividends paid	(42,622,538)	(42,234,879)
Purchase of treasury stock	(55,615,568)	(36,854,826)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	397,678	8,319,445

Net cash used in financing activities	(140,498,705)	(46,758,098)
Effect of exchange rate changes on cash and cash equivalents	(1,524,769)	(1,008,369)

Net decrease in cash and cash equivalents	(16,114,949)	(17,706,996)
Cash and cash equivalents, beginning of the period	78,227,209	74,473,459

Cash and cash equivalents, end of the period	$62,112,260	$56,766,463

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,543,010	$1,832,767
Cash paid for taxes, net of refunds	$6,998,942	$3,071,595

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

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•

Merchant banking, which includes the Company’s principal investments in certain merchant banking funds, Iridium Communications Inc. (“Iridium”) and other investments. Prior to 2011, merchant banking also included the management of outside capital invested in affiliated merchant banking funds.

The Company’s wholly-owned subsidiaries that provide advisory services include Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCEI”), Greenhill & Co. Japan Ltd. (“GCJ”), Greenhill & Co. Canada Ltd. (“GCC”), and Greenhill Caliburn Pty Limited (“Greenhill Caliburn”).

G&Co is engaged in investment banking activities principally in the U.S. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. G&Co is also registered as a municipal advisor with the SEC and the Municipal Securities Rulemaking Board.

GCI and GCEI are engaged in investment banking activities in the U.K. and Europe, respectively, and are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCJ and GCC are engaged in investment banking activities in Japan and Canada, respectively. GCJ is registered with the Kanto Local Finance Bureau in Japan.

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

The Company’s U.S and international wholly-owned subsidiaries that invest in merchant banking funds include Greenhill Capital Partners, LLC (“GCPLLC”) and Greenhill Venture Partners, LLC (“GVP”). The Company also owns a majority of the interests in Greenhill Capital Partners II, LLC (“GCPII LLC”), which currently has no operations. Greenhill Capital Partners Europe LLP (“GCPE”) was a wholly-owned subsidiary of the Company, however, as a result of the separation from the merchant banking business, as of December 31, 2010, GCPE is no longer included in the condensed consolidated results.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of financial advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.3 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively and $4.4 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

If certain financial returns are achieved over the life of the fund, the Company recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2011, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 4 — Investments — Affiliated Merchant Banking Funds” for further discussion of the merchant banking revenues recognized.

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

Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.1 million and $0.2 million for the nine month periods ended September 30, 2011 and 2010, respectively.

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

At September 30, 2011 and December 31, 2010, the Company had $62.1 million and $78.2 million, respectively, of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At September 30, 2011 and December 31, 2010, the carrying value of the Company’s cash equivalents amounted to $5.6 million and $9.4 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.

Also included in the total cash and cash equivalents balance at September 30, 2011 and December 31, 2010 was $7.2 million and $7.7 million, respectively (including $3.1 million and $3.3 million at September 30, 2011 and December 31, 2010, respectively, restricted for the payout of the Greenhill Caliburn deferred compensation plan), of restricted cash. See “Note 3 — Acquisition”.

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

The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2010. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The fair value of the identifiable intangible assets acquired, which consisted of the trade name, the backlog of investment banking client assignments that existed at the time of the closing, and customer relationships, is amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between 2 to 3 years. For the three months ended September 30, 2011 and 2010, the Company recorded $0.9 million and $0.8 million of amortization expense, respectively, in respect of these assets. For the nine months ended September 30, 2011 and 2010, the Company recorded $2.6 million and $1.5 million of amortization expense, respectively, in respect of these assets.

In connection with the Acquisition, the Company assumed amounts due under Caliburn’s deferred compensation plan and acquired a corresponding amount of investments. Under this plan a portion of certain employees’ compensation was deferred and invested in cash or, at the election of each respective employee, in certain mutual fund investments. The cash and mutual fund investments will be distributed to those employees of Greenhill Caliburn, who were employed on the date of acquisition, over a 7 year period ending in 2016. The invested assets relating to this plan have been recorded on the condensed consolidated statements of financial condition as components of both cash and cash equivalents and other investments. A deferred compensation liability relating to the plan of $5.4 million as of September 30, 2011 has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable. Subsequent to the Acquisition the Company has discontinued future participation in the plan. See “Note 2 — Summary of Significant Accounting Policies — Cash and Cash Equivalents” and “Note 4 — Investments — Other Investments”.

Set forth below are the Company’s summary unaudited consolidated results of operations for the nine months ended September 30, 2011 and the Company’s summary unaudited pro forma results of operations for the nine months ended September 30, 2010. The unaudited pro forma results of operations for the nine months ended September 30, 2010 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2010. These pro forma results include the actual Caliburn results from January 1, 2010 through March 31, 2010.

The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the Acquisition occurred as of January 1, 2010, or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

	For the Nine Months Ended September 30,
	2011	2010
	(in millions, unaudited)
	(actual)	(pro forma)

Revenues	$199.5	$220.8
Income before taxes	43.6	57.4
Net income allocated to common stockholders	28.5	32.6

Diluted earnings per share	$0.92	$1.06

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

Note 4 — Investments

Affiliated Merchant Banking Funds

In December 2009, the Company sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a 24% ownership interest in GCPII LLC, to GCP Capital, an entity not controlled by the Company. The Company retained a 76% interest in GCPII LLC. Under the terms of the separation agreement, the general partners of the Merchant Banking Funds delegated to GCPII LLC their obligation to manage and administer the affiliated funds during a transition period, which ended on December 31, 2010. Effective January 1, 2011, the Company no longer manages the Merchant Banking Funds.

As consideration for the sale of the merchant banking business, in December 2009 the Company received 289,050 shares of its common stock with a value of $24.4 million. The Company recognized a gain of $21.8 million in 2009 and deferred $2.6 million of gains on the sale related to non-compete and trademark licensing agreements, which will be amortized over a 5 year period ending in 2014. For the three month periods ended September 30, 2011 and September 30, 2010, deferred gains of $0.2 million and $0.3 million, respectively, were recognized. For the nine month periods ended September 30, 2011 and September 30, 2010, deferred gains of $0.6 million and $0.8 million, respectively, were recognized.

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

In June 2011, the Company sold substantially all of its capital interests in GCP II and its affiliated funds to certain unaffiliated third parties and certain principals of GCP Capital for an aggregate purchase price of $44.8 million, which represented the Company’s carrying value of such capital interest as of March 31, 2011. The transaction agreement provided that the purchasers have the right, exercisable only in December 2012, to cause the Company to repurchase each of the capital account interests attributable to two specified portfolio companies of GCP II at a specified aggregate price of $14.3 million, subject to adjustments for distributions or capital calls (the “Put Options”). The transfer of the GCP II capital interests, which were not associated with the Put Options, was accounted for as a sale in accordance with accounting guidance for financial asset transfers. The GCP II capital account interests associated with the Put Options did not meet the requirements of sale accounting and therefore have been accounted for as secured borrowings in accordance with accounting guidance for financial asset transfers. In accordance with that guidance, the Company continues to record these capital interests subject to the Put Options as a component of investments in merchant banking funds on the condensed consolidated statements of financial condition and will recognize its proportional share of earnings or loss related to the capital interests subject to the Put Options on the condensed consolidated statements of income. The Company also recorded a corresponding liability for the consideration received, which has been included as a financing liability on the condensed consolidated statements of financial condition. For the three months ending September 30, 2011 the Company did not record earnings or loss related to the capital interests subject to the Put Options. For the nine months ended September 30, 2011 the Company recorded a loss related to the capital interests subject to the Put Options of $1.4 million, which has been included as a component of merchant banking and other revenues on the condensed consolidated statements of income.

In June 2011, the Company also sold substantially all of its capital interests in GSAVP and its affiliated funds to an unaffiliated third party for a purchase price of $3.7 million, which represented the Company’s carrying value of such capital interests as of March 31, 2011. On September 30, 2011, the Company sold its remaining capital interests in GSAVP and its affiliated funds to the same unaffiliated third party for a purchase price of $0.6 million, which also represented the Company’s carrying value of such capital interests. The transfer of all the capital interests related to GSAVP has been accounted for as a sale in accordance with accounting guidance for financial asset transfers, with no associated gain or loss recorded during the three and nine months ending September 30, 2011.

Prior to 2011 the Company was the general partner of the Merchant Banking Funds. In addition to recording its direct investments in the affiliated funds, the Company consolidated each general partner in which it has a majority economic interest. In conjunction with the sale of the merchant banking business effective in 2011 the Company transferred ownership of the general partner of GCP Europe to GCP Capital. Further, in conjunction with the sale of its capital interests in GSAVP and its affiliated funds ownership of the general partner of GSAVP was transferred to an unaffiliated third party. As of September 30, 2011 the Company continues to retain control only of the general partner of GCP I and GCP II and consolidates the results of each such general partner.

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

The Company controls investment decisions for those merchant banking funds where it acts as general partner and is entitled to receive from those funds a portion of the override of the profits realized from investments. The Company recognizes profit overrides related to the Merchant Banking Funds at the time certain performance hurdles are achieved.

The Company’s merchant banking and other investment revenues, by source, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, unaudited)
Management fees	$—	$2,618	$—	$10,682
Net realized and unrealized gains on investments in merchant banking funds	74	1,155	901	1,676
Net realized and unrealized merchant banking profit overrides	—	(6)	(49)	84
Net unrealized gain (loss) on investment in Iridium	(23,573)	(17,223)	(20,130)	7,679
Other realized and unrealized investment income (loss)	52	115	88	(275)
Recognition of deferred gain on sale of merchant banking assets	203	275	608	825

Total merchant banking and other investment revenues	$(23,244)	$(13,066)	$(18,582)	$20,671

The carrying value of the Company’s investments in the Merchant Banking Funds are as follows:

	As of September 30,	As of December 31,
	2011	2010
	(in thousands, unaudited)	(in thousands, audited)
Investment in GCPE	$19,907	$18,271
Investment in GCP II	1,852	46,533
Investment in GCP II subject to Put Options	12,900	—
Investment in GSAVP	76	4,726
Investment in other merchant banking funds	3,454	4,002

Total investments in the Merchant Banking Funds	$38,189	$73,532

The Company’s investment in other merchant banking funds are principally comprised of the remaining investments in GCP and GCP III.

The investment in GCP I included $0.3 million at both September 30, 2011 and December 31, 2010 related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its general partner. The investment in GCP II included $1.1 million at both September 30, 2011 and December 31, 2010 related to the noncontrolling interests in the general partner of GCP II.

Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of the Merchant Banking Funds at both September 30, 2011 and December 31, 2010. This amount may increase or decrease depending on the change in the fair value of the Merchant Banking Funds’ portfolio, and is payable, subject to clawback, at the time cash proceeds are realized.

At September 30, 2011, the Company had unfunded commitments of $22.9 million, which included unfunded commitments to GCP Europe of $19.0 million (or £12.2 million) and GCP III of $3.9 million, which may be drawn through December 2012 and November 2015, respectively. For each of the funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two year period after the expiration of the commitment period.

Other Investments

The Company has other investments including investments in Iridium, Barrow Street Capital III, LLC (“Barrow Street III”) and certain deferred compensation plan investments related to the Caliburn Acquisition. The Company’s other investments are as follows:

	As of September 30,	As of December 31,
	2011	2010
	(in thousands, unaudited)	(in thousands, audited)
Iridium Common Stock	$60,785	$73,623
Iridium $11.50 Warrants	—	7,280
Barrow Street III	2,336	2,383
Deferred compensation plan investments	1,680	4,087

Total other investments	$64,801	$87,373

Iridium

At December 31, 2010, the Company owned 8,924,016 shares of Iridium Common Stock and warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”). At December 31, 2010, the Company’s fully diluted share ownership in Iridium was approximately 12%.

At September 30, 2011, the Company owned 9,804,016 shares of Iridium Common Stock and had a fully diluted share ownership in Iridium of approximately 13%. In June 2011, the Company participated in Iridium’s tender offer to exchange its Iridium $11.50 Warrants, which permitted any holder of such warrants to receive one common share of Iridium Common Stock for every 4.55 warrants validly tendered. The Company tendered 4,000,000 Iridium $11.50 Warrants in exchange for 880,000 shares of Iridium Common Stock.

At September 30, 2011 and December 31, 2010, the carrying value of the investments in Iridium Common Stock was valued at its closing quoted market price. During the period that the Iridium $11.50 Warrants were outstanding an active trading market did not exist. Accordingly, for each period the Iridium $11.50 Warrants were outstanding the Company used an internally developed model to value such warrants, which took into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (i) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (ii) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligation and various equity volatility measures, including historical volatility of broad market indices.

Barrow Street Capital III

The Company committed $5.0 million to Barrow Street III, a real estate investment fund, of which $0.1 million remains unfunded at September 30, 2011. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.

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

Assets Measured at Fair Value on a Recurring Basis as of September 30, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
	(in thousands, unaudited)
Assets
Iridium Common Stock	$60,785	$—	$—	$60,785
Deferred compensation plan investments	—	1,680	—	1,680

Total investments	$60,785	$1,680	$—	$62,465

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
	(in thousands, unaudited)
Assets
Iridium Common Stock	$73,623	$—	$—	$73,623
Iridium $11.50 Warrants	—	—	7,280	7,280
Deferred compensation plan investments	—	4,087	—	4,087

Total investments	$73,623	$4,087	$7,280	$84,990

Level 3 Gains and Losses

The Company did not hold any Level 3 investments during the three months ended September 30, 2011.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 investments for the nine months ended September 30, 2011.

	Beginning Balance January 1, 2011	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance September 30, 2011
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$7,280	$—	$680	$—	$(7,960)	$—

Total Level 3 investments	$7,280	$—	$680	$—	$(7,960)	$—

Effective June 2011, the Company exchanged the Iridium $11.50 Warrants for shares of Iridium Common Stock. The Iridium $11.50 Warrants were historically valued using an internally developed model and classified as a Level 3 investment. Upon exchange, the shares are valued using quoted market prices and classified as a Level 1 investment.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the three months ended September 30, 2010.

	Beginning Balance July 1, 2010	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance September 30, 2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$10,280	$—	$(2,840)	$—	$—	$7,440

Total Level 3 investments	$10,280	$—	$(2,840)	$—	$—	$7,440

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 investments for the nine months ended September 30, 2010.

	Beginning Balance January 1, 2010	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance September 30, 2010
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$8,015	$—	$(575)	$—	$—	$7,440

Total Level 3 investments	$8,015	$—	$(575)	$—	$—	$7,440

Note 5 — Related Parties

At September 30, 2011 and December 31, 2010, the Company had payables of $3,129 and $144,365, respectively, due to the Merchant Banking Funds, which relate to general operating expenses, and are included in due to affiliates on the condensed consolidated statements of financial condition.

In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital for a period of three to five years beginning in January 2011. The Company also subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.4 million and $17,430 for the three months ended September 30, 2011 and 2010, respectively, and $1.1 million and $52,290 for the nine months ended September 30, 2011 and 2010, respectively, as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 6 — Revolving Bank Loan Facility

At September 30, 2011, the Company had a $50.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility is secured by any cash distributed in respect of the remainder of our interests in the U.S. based merchant banking funds and cash distributions from G&Co, and is subject to a borrowing base limitation. The facility has a maturity date of April 30, 2012. Interest on borrowings is based on the higher of the Prime Rate or 4.0% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $51.2 million and $57.2 million for the nine months ended September 30, 2011 and 2010, respectively. The weighted average interest rate was 4.0% for both periods ended September 30, 2011 and 2010. At September 30, 2011, the Company was compliant with all loan covenants.

Note 7 — Equity

On September 21, 2011, a dividend of $0.45 per share was paid to stockholders of record on September 7, 2011. During both the nine months ended September 30, 2011 and 2010, dividend equivalents of $3.8 million, were paid on the restricted stock units that are expected to vest.

During the nine months ended September 30, 2011, 641,635 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 279,290 shares at an average price of $67.67 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2011, the Company repurchased in open market transactions 809,817 shares of its common stock at an average price of $45.34.

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

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$8,564	$14,470	$28,466	$32,532

Denominator for basic EPS — weighted average number of shares	30,693	30,755	31,064	30,546
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	—	46	1	64

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,693	30,801	31,065	30,610

Earnings per share:
Basic	$0.28	$0.47	$0.92	$1.07
Diluted	$0.28	$0.47	$0.92	$1.06

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

Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to: (i) the realization of its deferred tax liabilities and (ii) future taxable income. Included in other receivables in the condensed consolidated statements of financial condition are income tax receivables of $1.9 million as of December 31, 2010.

Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statements of changes in equity.

The Company’s income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of September 30, 2011, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 10 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, the United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2011, G&Co’s net capital was $4.1 million, which exceeded its requirement by $3.6 million. G&Co’s aggregate indebtedness to net capital ratio was 1.78 to 1 at September 30, 2011. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCEI are subject to capital requirements of the FSA. Greenhill Caliburn is subject to capital requirements of the ASIC. As of September 30, 2011, GCI, GCEI and Greenhill Caliburn were in compliance with local capital adequacy requirements.

Note 11 — Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•

Merchant banking, which includes the Company’s principal investments in the Merchant Banking Funds, Iridium and other investments. Prior to 2011, merchant banking also included the management of outside capital invested in affiliated merchant banking funds.

The following provides a breakdown of our revenues by source for the three and nine month periods ended September 30, 2011 and 2010, respectively:

	For the Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory fees	$83.2	138%	$97.0	115%
Merchant banking and other investment revenues	(22.8)	(38)%	(12.9)	(15)%

Total revenues	$60.4	100%	$84.1	100%

	For the Nine Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory fees	$217.3	109%	$195.5	90%
Merchant banking and other investment revenues	(17.8)	(9)%	20.9	10%

Total revenues	$199.5	100%	$216.4	100%

As described in “Note 4 — Investments — Affiliated Merchant Banking Funds”, the Company completed the sale of certain assets related to our merchant banking business in December 2009. Effective December 31, 2010, the Company no longer manages the Merchant Banking Funds; following the transactions described above, the Company will continue to act as the general partner of certain of these funds. In reporting to management, the Company distinguishes the sources of its investment banking revenues between advisory and merchant banking and other investment revenues. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its financial advisory and merchant banking activities. See “Note 4 — Investments — Affiliated Merchant Banking Funds”.

Note 12 — Subsequent Events

On October 4, 2011, the Company announced that it had entered into a 10b5-1 sales plan to sell its entire interest in Iridium over a period of approximately two years.

On October 19, 2011, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on December 21, 2011 to the common stockholders of record on December 7, 2011.

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

Our revenues are principally derived from providing advisory services on mergers and acquisitions, or M&A, financings and restructurings, and are primarily driven by total deal volume and size of individual transactions. Additionally, our private capital and real estate capital advisory groups provide fund placement and other capital raising advisory services, where revenues are driven primarily by the amount of capital raised.

Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in 2005 and our Toronto office in 2006. In 2008, we opened offices in Chicago, San Francisco and Tokyo, and we entered the private capital advisory business, which provides capital raising and related services to private equity and real estate funds. We opened our Houston and Los Angeles offices in 2009. On April 1, 2010, we acquired the Australian advisory firm Caliburn. Caliburn’s operating results are included in our financial results effective as of the date of acquisition.

Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. (“Iridium”) in 2009. Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our advisory business. In 2011 we also began the liquidation of a substantial portion of our principal investments in our merchant banking funds and Iridium. In June 2011, we sold substantially all of our interest in two merchant banking funds (Greenhill Capital Partners II (“GCP II”) and Greenhill SAV Partners (“GSAVP”)) that we sponsored prior to our exit from that business in 2010. In September 2011, we sold our remaining interest in GSAVP. As of September 30, 2011 our investments principally consisted of our investments in Iridium and our European merchant banking fund.

In September 2011, we adopted a Rule 10b5-1 trading plan to sell our entire interest in Iridium over a period of approximately two years. The first sale under such plan occurred in October 2011, and subsequent sales will continue systematically under the plan until all of our interests in Iridium have been sold.

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

Our advisory revenues decreased by 14% to $83.2 million in the third quarter of 2011 compared to $97.0 million in the third quarter of 2010. For the nine months ended September 30, 2011 advisory revenues were $217.3 million compared to $195.5 million for the comparable period in 2010, representing an increase of 11%. During the nine months ended September 30, 2011 as compared to the same period in the prior year, worldwide completed M&A volume increased by 30%, from $1,360.7 billion to $1,763.5 billion. 1

While M&A transaction activity has increased in 2011 as compared to 2010, the level of activity is still far below historic levels. We are observing an increase in North American activity, continued strength in Australia and the beginnings of a rebound from an extended difficult transaction period in Europe.

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

1	Global M&A completed transaction volume for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Source: Thomson Financial as of October 4, 2011.

Results of Operations

Summary

Our revenues of $60.4 million for the third quarter of 2011 compare with revenues of $84.1 million for the third quarter of 2010, which represents a decrease of $23.7 million, or 28%. Advisory revenues for the third quarter of 2011 were $83.2 million compared to $97.0 million for the same period in 2010, representing a decrease of $13.8 million, or 14%. The decline in total revenues for the third quarter was significantly impacted by a mark to market loss of $23.6 million from our investment in Iridium. On a year-to-date basis, revenues were $199.5 million compared to $216.4 million for the comparable period in 2010, representing a decrease of $16.9 million, or 8%. Advisory revenues for the nine months ended September 30, 2011 were $217.3 million compared to $195.5 million, up 11% over the same year-to-date period in 2010. Total year-to-date 2011 revenues declined due to the recognition of a mark to market loss in the value of Iridium as compared to the recognition of a mark to market gain in Iridium in the same period in 2010.

Our third quarter 2011 net income allocable to common stockholders of $8.6 million and diluted earnings per share of $0.28 compare to net income allocable to common stockholders of $14.5 million and diluted earnings per share of $0.47 in the third quarter of 2010. For the nine months ended September 30, 2011 we earned net income available to common stockholders of $28.5 million and diluted earnings per share of $0.92 as compared to net income available to common stockholders of $32.5 million and diluted earnings per share of $1.06, respectively for the same period in 2010.

Our quarterly revenues and net income can fluctuate materially depending on: the number and size of completed transactions on which we advised, the number and size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.

Revenues By Source

The following provides a breakdown of total revenues by source for the three month and nine month periods ended September 30, 2011 and 2010, respectively:

Revenue by Principal Source of Revenue

	For the Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory fees	$83.2	138%	$97.0	115%
Merchant banking and other investment revenues	(22.8)	(38)%	(12.9)	(15)%

Total revenues	$60.4	100%	$84.1	100%

	For the Nine Months Ended
	September 30, 2011		September 30, 2010
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory fees	$217.3	109%	$195.5	90%
Merchant banking and other investment revenues	(17.8)	(9)%	20.9	10%

Total revenues	$199.5	100%	$216.4	100%

Advisory Revenues

Advisory revenues primarily consist of advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, capital raisings or similar transactions. We earned $83.2 million in advisory revenue in the third quarter of 2011 compared to $97.0 million in the third quarter of 2010, which represents a decrease of 14%. While the level of our advisory revenues for the third quarter of 2011 was strong, those results are compared with the third quarter of 2010, when we generated our largest quarterly advisory revenues since 2007. For the three months ended September 30, 2011 we had a slight decrease in the number of transactions closings, which were on average slightly smaller in scale than in the same period in 2010. However, in the third quarter of 2011 we experienced an increase in the volume of both strategic advisory assignments with related retainer fees and private capital advisory assignments as compared to the third quarter of 2010.

For the nine months ended September 30, 2011, advisory revenues were $217.3 million compared to $195.5 million for the comparable period in 2010, representing an increase of 11%. This increase principally resulted from a greater volume of both merger and acquisition and private capital advisory assignments. During the nine months ended September 30, 2011 we earned $1 million or more from 51 clients compared to 42 clients in the same period in 2010, representing an increase of 21%.

Advisory assignments completed in the third quarter of 2011 included:

•	the acquisition by A.O. Smith Corporation of Lochinvar Corporation;

•	the sale of A.O. Smith Corporation’s Electrical Products Company to Regal Beloit Corporation;

•	the acquisition by AXA Private Equity of limited partnership interests in private equity buyout funds and a portfolio of direct stakes in companies from Citigroup;

•	the representation of Centrebet International Limited on a recommended offer from Sportingbet plc;

•	the sale of The Forzani Group Ltd. to Canadian Tire Corporation, Limited;

•	the representation of KemFine Group Oy and 3i in conjunction with the disposal of KemFine Group Oy to CABB AG;

•	the acquisition by Key Energy Services, Inc. of Edge Oilfield Services;

•	the representation of Minerva plc on a recommended offer from a consortium consisting of AREA Property Partners and Delancey Real Estate Asset Management; and

•	the acquisition by VF Corporation of The Timberland Company.

During the quarter, our private capital advisory group served as financial advisor and global placement agent on behalf of private equity and real estate funds in connection with seven interim closings and one final closing of the sale of their limited partnership interests in such funds.

Merchant Banking and Other Investment Revenues

Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our advisory business. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s former merchant banking funds. During a transition period in 2010 we managed and administered the merchant banking funds and recorded the revenue and expenses related to our management of the merchant banking funds in our consolidated results. Under the arrangement with GCP Capital Partners Holdings LLC (“GCP Capital”), an entity which is independent from the firm, during 2010 the excess of the management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds accrued to the benefit of GCP Capital and was recorded as noncontrolling interest. On January 1, 2011, GCP Capital took over the management of the merchant banking funds. As a result of our separation from the merchant banking business, beginning in 2011 we no longer generate management fee revenue or incur expenses from the management of the merchant banking funds. In June 2011, we sold substantially all of our interests in GCP II and GSAVP for an aggregate price of $48.5 million, which represented the book value (which approximated fair value) of these assets as of March 31, 2011. In September 2011, we sold the remainder of our interest in GSAVP at book value for $0.6 million. Because we sold our interests in GCP II and GSAVP at book value we did not recognize any gain or loss on the sale. We continue to hold our investments in Greenhill Capital Partners Europe (“GCP Europe”) and certain other merchant banking funds. We also hold approximately 9.8 million common shares of Iridium, or approximately 13% of the fully diluted shares outstanding, and on October 3, 2011 we initiated sales under a Rule 10b5-1 trading plan to sell our entire interest in Iridium over a period of approximately two years. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are liquidated over time. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

The following table sets forth additional information relating to our merchant banking and other principal investment revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, unaudited)
Management fees	$—	$2.6	$—	$10.7
Net realized and unrealized gains (losses) on investments in merchant banking funds	0.1	1.2	0.1	1.7
Net realized and unrealized merchant banking profit overrides	—	—	—	0.1
Net unrealized gain (loss) on investment in Iridium	(23.6)	(17.2)	(20.1)	7.7
Other realized and unrealized investment income (loss)	0.1	0.1	0.1	(0.3)
Recognition of deferred gain on sale of merchant banking assets	0.2	0.3	0.6	0.8
Interest income	0.4	0.1	0.8	0.2

Total merchant banking and other investment revenues	$(22.8)	$(12.9)	$(17.8)	$20.9

For the third quarter of 2011, we recorded a loss of $22.8 million in total merchant banking and other investment revenues compared to a loss of $12.9 million in the third quarter of 2010. The losses in each of the three month periods ended September 30, 2011 and 2010 resulted predominantly from mark to market declines in the value of Iridium. Additionally, as a result of our separation from the management of the merchant banking funds at year-end 2010, we did not earn management fees in 2011. In the third quarter of 2010 we earned management fees of $2.6 million.

For the nine months ended September 30, 2011, we recorded a loss of $17.8 million in merchant banking and other investment revenues compared to a gain of $20.9 million for the nine months ended September 30, 2010. The year-to-year decrease in our merchant banking and other investment revenues of $38.7 million primarily resulted from a mark to market loss of $20.1 million in the value of our investment in Iridium, which was recognized during the nine month period ended September 30, 2011, compared to the recognition of a mark to market gain in Iridium of $7.7 million in the same year-to-date period in 2010. Additionally, our 2011 revenues were impacted by the absence of merchant banking management fees due to our discontinuation of the management of merchant banking funds at year-end 2010. For the nine months ended September 30, 2010 we earned management fee revenue of $10.7 million.

We recognize gains or losses from our investment in Iridium from marking to market our holdings to record unrealized gains or losses at the end of any period. At September 30, 2011, our investment in Iridium had a value of $60.8 million. Beginning in the fourth quarter of 2011 we initiated a program to sell our entire interest in Iridium over a period of two or more years. To the extent we sell our holdings in Iridium for a price above or below our most recent quarterly mark we will recognize realized gains or losses on such sales.

We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. We record our investments at estimated fair value. The value of the merchant banking fund investments in privately held companies is determined on a quarterly basis by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments held by the merchant banking funds in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sales. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, due to the volatility in general economic conditions, stock markets and commodity prices we may record significant changes in the fair value of the investments from quarter to quarter. Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Merchant Banking and Other Investment Revenues”.

In addition, we recognize the consolidated earnings of the general partners of the funds which we control, offset by allocated expenses of those funds. Prior to 2011 we were the general partner of GCP I, GCP II, GSAVP and GCP Europe. As a result of our sale of the merchant banking business effective December 31, 2010 we no longer control the general partner of GCP Europe. Further, in conjunction with the sale of GSAVP we transferred ownership of the general partner of GSAVP to an unaffiliated third party. Consequently, as of September 30, 2011 we no longer consolidate earnings of the general partners of GSAVP or GCP Europe. Although we sold substantially all of our interests in GCP II, we continue to control the general partner of such fund and consolidate the earnings of the general partner of that fund.

During the time we acted as general partner of the Merchant Banking Funds we were entitled to a share of the profit overrides of such funds. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). During the time we acted as general partner of the Merchant Banking Funds we only recognized profit overrides on GCP I. We did not recognize profit overrides on any of the other funds. We would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2011, we believe it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to our interest in GCP I, will be realized and accordingly, we have not reserved for any clawback obligations under applicable fund agreements. As a result of the sale of GSAVP we no longer have the right to receive profit overrides from GSAVP. Following the separation and sale transactions described above, we remain entitled to receive reduced portions of the profit override earned from GCP Europe and GCP II after certain performance hurdles are met; whether these hurdles can be met will depend on the underlying fair value of each portfolio company. Unless there are significant gains in the value of the portfolio companies in each fund it is not likely that the profit threshold for either fund will be exceeded and accordingly is not likely that profit override revenue will be recognized.

As of September 30, 2011 we had remaining investments in merchant banking funds of $40.5 million. Included in this amount is the estimated fair market value of $12.9 million as of September 30, 2011 of the capital account interests attributable to two specified portfolio companies of GCP II that the purchasers of our interests in GCP II have the right, exercisable in December 2012, to require us to repurchase (“Put Options”). Until the Put Options expires or is exercised in December 2012 we will record gains or losses on these investments. During the third quarter of 2011 we did not record earnings or loss related to the capital interests subject to the Put Options and on a year-to-date basis we recorded a loss of $1.4 million on these capital accounts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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

The investment gains or losses in our merchant banking funds, Iridium and other investment portfolios, may fluctuate significantly over time due to factors beyond our control, such as performance of each company in the merchant banking portfolio, equity market valuations, commodity prices and merger and acquisition opportunities. Revenue recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenue that may be realized and/or recognized in future periods.

Operating Expenses

We classify operating expenses in two categories: employee compensation and benefits expenses and non-compensation expenses.

Our total operating expenses for the third quarter of 2011 were $47.3 million, which compares to $60.1 million of total operating expenses for the third quarter of 2010. This represents a decrease in total operating expenses of $12.8 million, or 21%, and resulted principally from a decrease in our compensation expense as described in more detail below. Our pre-tax income margin was 22% for the third quarter of 2011 as compared to 29% for the third quarter of 2010.

For the nine months ended September 30, 2011, total operating expenses were $155.9 million compared to $159.1 million of total operating expenses for the same period in 2010. The decrease of $3.2 million, or 2%, related to a decrease in our compensation expense offset by an increase in our non-compensation expense, each as described in more detail below. The pre-tax income margin for the nine months ended September 30, 2011 was 22% compared to 27% for the comparable period in 2010.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, unaudited)
Employee compensation & benefits expense	$30.4	$44.2	$108.4	$114.7
% of revenues	50%	53%	54%	53%
Non-compensation expense	16.9	15.9	47.5	44.4
% of revenues	28%	19%	24%	21%
Total operating expense	47.3	60.1	155.9	159.1
% of revenues	78%	72%	78%	74%
Total income before tax	13.0	24.0	43.6	57.3
Pre-tax profit margin	22%	29%	22%	27%

Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the third quarter of 2011 were $30.4 million, which reflects a 50% ratio of compensation to revenue. This amount compared to $44.2 million for the third quarter of 2010, which reflected a 53% ratio of compensation to revenue. The decrease of $13.8 million, or 31%, principally resulted from lower amortization of restricted stock units due to the departure of certain employees who forfeited their awards in the third quarter of 2011.

For the nine months ended September 30, 2011, our employee compensation and benefits expenses were $108.4 million, compared to $114.7 million of compensation and benefits expenses for the same period in the prior year. The decrease of $6.3 million, or 5%, principally resulted from resulted from lower amortization of restricted stock units, as discussed above, in the first nine months of 2011 as compared to the same period in 2010. On a year-to-date basis in 2011, the ratio of compensation expense to total revenues was 54% as compared to 53% for the same nine month period in 2010. The slight increase in the compensation ratio for the nine months ended September 30, 2011 resulted from the spreading of our 2011 compensation expense over a lower revenue base compared to the same period in 2010. On a year-to-date basis in 2011 the ratio of compensation expense to advisory revenues was 50%.

Our compensation costs consist of (i) base salary and benefits, (ii) annual incentive compensation payable as cash bonus awards and (iii) amortization of long-term incentive compensation awards of restricted stock units, which generally are charged to expense over five years from the date of issuance. Based upon our current headcount we expect our annual 2011 fixed compensation cost, which is the sum of base salaries and benefits and the amortization of previously issued restricted stock units, will be approximately

$120.0 million. For 2010, our annual fixed compensation cost was approximately $135.0 million. The expected decrease in fixed compensation costs for the year ended December 31, 2011 as compared to the prior year is expected to result from lower base compensation and lower than expected charges for the amortization of restricted stock units due to the departure of certain employees, who in aggregate had a large amount of unvested restricted stock units. The ratio of compensation to revenue for the year ended December 31, 2011 will be largely dependent upon the amount of transaction and related revenues we generate in the final quarter of this year. While it continues to be our objective to maintain a ratio of compensation to revenue of no greater than 50%, we will, however, balance that goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise.

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

Our non-compensation expenses were $16.9 million in the third quarter of 2011 compared to $15.9 million in the third quarter of 2010, representing an increase of $1.0 million, or 6%. The increase in non-compensation expenses principally resulted from increased travel related to greater business development activities, increased leasehold amortization and other general operating costs as a result of office expansions, and the negative impact on our foreign non-compensation costs of a stronger U.S. dollar as compared to the prior year.

For the first nine months of 2011, our non-compensation expenses were $47.5 million compared to $44.4 million for the same period in 2010, representing an increase of $3.1 million, or 7%. The increase in non-compensation expenses was primarily attributable to greater occupancy costs as a result of the acquisition of Greenhill Caliburn in April 2010 and the expansion of other office space in existing locations, the amortization of the acquired Australian intangible assets, increased travel costs related to greater business development activities, and the impact of foreign currency conversion on our operating costs, offset in part by the absence of professional fees associated with the acquisition of Greenhill Caliburn.

Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2011 were 28% compared to 19% for the same period in the prior year. This increase in non-compensation expense as a percentage of revenues resulted from increased costs referred to above spread over lower revenues in the third quarter of 2011 as compared to the same period in 2010.

Non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2011 were 24% compared to 21% for the same period in the prior year. The increase in non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2011 compared to the same period in the prior year reflected the higher expenses referred to above spread over lower revenues.

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

Provision for Income Taxes

The provision for taxes in the third quarter of 2011 was $4.4 million, which reflected an effective tax rate on income allocated to common stockholders of 34%. This compares to a provision for taxes in the third quarter of 2010 of $8.7 million, which reflected an effective tax rate of 38% for the period. The decrease in the provision for income taxes in the third quarter of 2011 as compared to the same period in 2010 was attributable to both lower pre-tax income allocated to common shareholders and a lower effective rate due to an increase in the proportion of income earned in lower tax rate jurisdictions.

For the nine months ended September 30, 2011, the provision for taxes was $15.1 million, which reflects an effective tax rate of 35%. This compares to a provision for taxes for the nine months ended September 30, 2010 of $20.4 million, which reflected an effective tax rate of 39% for the period. The decrease in the provision for income taxes in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to both lower pre-tax income allocated to common shareholders and a lower effective rate due to an increase in the proportion of income in lower tax rate jurisdictions.

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

We generate cash from our operating activities principally in the form of advisory fees and in the form of distributions or sale proceeds from our investment activities. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, the funding of our remaining commitments to the merchant banking funds, payment of dividends, repurchase of shares of our stock (both in open market purchases and repurchases from our employees in conjunction with the payment of taxes liabilities incurred on the vesting of restricted stock awards) and leasehold improvements.

Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is generally at its lowest level during the first quarter and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for fees generated through our private capital advisory services, which are generally paid in installments over a period of years and for fees generated from certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. Our liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses and taxes payable. In February 2011, cash bonuses and accrued benefits of $17.6 million relating to 2010 compensation were paid to our employees.

Our deferred tax liabilities, which were $15.4 million as of September 30, 2011, principally relate to an unrealized gain in our investment in Iridium and may increase or decrease from period to period depending upon the change in the quoted market value and are expected to decrease over time as we realize taxable gains upon the sale of that investment. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods.

Our investment in Iridium, which represents approximately 13% of Iridium’s fully diluted common stock, had a value of $60.8 million as of September 30, 2011. In September 2011, we adopted a Rule 10b5-1 trading plan to sell our entire interest in Iridium over a period of approximately two years. The first sale under such plan occurred on October 3, 2011, and subsequent sales will continue systematically under the plan until all of our interests in Iridium have been sold. The plan calls for the sale of our shares in Iridium in small daily increments, which represent a small percentage of recent daily trading volume levels. Specifically, we will sell 15,000 shares of Iridium common stock per trading day when the prior day’s closing price of Iridium common stock is below $8.50, or 20,000 shares per day when the prior day’s closing price is between $8.50 - $9.50, or 25,000 shares per day when the prior day’s closing price is above $9.50. The only exception is that we will not sell shares on the last five trading days of any calendar quarter. We expect to use the net proceeds from the sales to repurchase our common stock.

In June 2011, we sold substantially all of our interests in GCP II and GSAVP for an aggregate price of $48.5 million. In September 2011, we sold our remaining capital interests in GSAVP and its affiliated funds for $0.6 million. The transfer of all the capital interests related to GSAVP has been accounted for as a sale in accordance with accounting guidance for financial asset transfers, with no associated gain or loss recorded during the three and nine months ending September 30, 2011. In conjunction with the sale of GCP II the purchasers have the right, exercisable in December 2012, to cause the firm to repurchase their interests in either of the capital account interest attributable to two GCP II portfolio companies for an aggregate value of $14.3 million. As of September 30, 2011, the value of our remaining investments in merchant banking funds was $40.5 million, which includes the estimated fair value of $12.9 million attributable to the Put Options. Because we cannot be certain of the variables that the purchasers will evaluate to determine whether or not they will exercise the Put Options for either or both of the portfolio companies which they may require us to repurchase, we are unable to estimate the likelihood that the Put Options will be exercised. Further, because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term.

At September 30, 2011, we had unfunded commitments (not reflected on our balance sheet) of $22.9 million relating to future principal investments in certain of the merchant banking funds, which included unfunded commitments to GCP Europe of $19.0 million (or £12.2 million), which may be drawn through December 2012. We had unfunded commitments of $3.9 million to other merchant banking funds, the majority of which may be drawn through November 2015. For each of the merchant banking funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two-year period after the expiration of the commitment period.

To provide for working capital needs and other general corporate purposes we have a $50.0 million revolving bank loan facility, of which $25.3 million was drawn as of September 30, 2011. Borrowings under the facility are secured by any cash distributed in respect of the remainder of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. Interest on borrowings is based on the higher of the Prime Rate or 4.0%. The maturity date of the facility is April 30, 2012. Historically, the revolving loan facility has been renewed annually. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At September 30, 2011, the firm was compliant with all loan covenants and we expect to continue to be compliant with all loan covenants.

We generally use a portion of our cash reserves to repurchase shares of our common stock, pay dividends and fund capital commitments. In April 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We expect to fund repurchases of shares (if any) with proceeds from our investments and/or operating cash flow as transaction activity further rebounds. Our remaining commitments to our merchant banking funds, principally GCP Europe, may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of share repurchase opportunities, capital calls or distribution of investment proceeds.

During the nine months ended September 30, 2011, we repurchased 809,817 shares of our common stock in open market purchases at an average price of $45.34. In October 2011, we repurchased an additional 258,902 shares of our common stock in open market purchases at an average price of $38.62. During 2011, we have repurchased in aggregate 1,068,719 shares of our common stock. As of October 31, 2011, we had remaining authorization to repurchase up to $40.9 million approximate dollar amount of our common shares. Additionally, during the nine months ended September 30, 2011, we are deemed to have repurchased 279,290 shares of its common stock at an average price of $67.67 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

As of September 30, 2011, we had cash and cash equivalents on hand of $62.1 million, of which $48.8 million were held outside the U.S. We intend to repatriate foreign earnings to the extent such earnings can be repatriated in a tax efficient manner and to the extent we have needs for such cash in the U.S. We will retain adequate cash for operating purposes in our foreign locations. In the event our cash needs in the U.S. exceed our cash reserves in the U.S. and availability under the revolving loan facility, we may repatriate additional cash from our foreign operations regardless of associated tax costs.

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

Cash Flows

In the first nine months of 2011, our cash and cash equivalents decreased by $16.1 million from December 31, 2010. We generated $75.7 million from operating activities, as we used $81.0 million generated from earnings (after giving effect to the non-cash items) to fund a net decrease in working capital of $5.2 million principally from the annual payment of bonuses. We generated $50.2 million from investing activities, primarily from the sale of our interests in two merchant banking funds for $49.4 million and distributions from other merchant banking funds $4.2 million which was used in part to fund $0.9 million for capital calls on our remaining merchant banking fund investments and $2.5 million for the build-out of new office space. We used $140.5 million in financing activities, including $41.7 million of net repayments on our revolving loan facility, $42.6 million for the payment of dividends, $36.7 million for open market repurchases of our common stock, $18.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units (net of $0.4 million of tax benefits from the delivery of restricted stock units), and $1.0 million of distributions of excess 2010 profits to GCP Capital.

In the first nine months of 2010, our cash and cash equivalents decreased by $17.7 million from December 31, 2009. We generated $41.5 million in operating activities, as we used $73.9 million generated from earnings (after giving effect to the non-cash items) to fund a net decrease in working capital of $32.4 million (principally from the payments of year-end bonuses and an increase in accounts receivable). We used $11.5 million in investing activities, including $11.7 million in new investments in our merchant banking funds and other investments, $3.8 million for the build-out of new office space and $3.0 million for the payment of post closing distributions of accrued profits prior to the acquisition date to the founders of Caliburn, partially offset by distributions from investments of $7.1 million. We used $46.8 million for financing activities, including $24.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $12.4 million in open market repurchases of our common stock, and $42.2 million for the payment of dividends, partially offset by $25.4 million of net borrowing from our revolving loan facility and $8.3 million of net tax benefits from the delivery of restricted stock units.

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

With regard to our investments in both merchant banking funds and Iridium we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments in Iridium and other publicly traded securities held in the merchant banking funds. This analysis showed that if we assume that at September 30, 2011, the market prices of Iridium and the public securities held in the merchant banking funds were 10% lower, the impact on our operations would be a decrease in revenues of $6.1 million.

We manage the risks associated with the merchant banking portfolio by assessing information provided by the funds.

In addition, the reported amounts of our financial advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 50% of our revenues for the nine months ended September 30, 2011 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. During the nine month period ended September 30, 2011, as compared to the same period in 2010, the value of the U.S. dollar weakened on a weighted average basis, relative to each of the currencies in the foreign jurisdictions in which we operate. Accordingly, our earnings in the first nine months of 2011 were higher than they would have been in the same period in the prior year had the value of the U.S. dollar relative to those other currencies remained constant. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

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

Revenue Recognition

Advisory Fees

The firm recognizes advisory fee revenue for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The firm recognizes private equity and real estate capital advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as advisory fee revenue over the period in which the related service is rendered.

The firm’s clients reimburse certain expenses incurred by the firm in the conduct of advisory engagements. Expenses are reported net of such client reimbursements.

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

If certain financial returns are achieved over the life of the fund, the firm recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The firm may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The firm would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2011, the firm believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the firm has not reserved for any clawback obligations under applicable fund agreements.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
July 1 — July 31	206,200	$48.48	—	$58,398,914
August 1 — August 31	—	—	—	58,398,914
September 1 — September 30	231,355	32.42	—	50,899,079

(1)	Excludes 22,512 shares the firm is deemed to have repurchased in July 2011 at $48.78 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)	Effective April 22, 2010, the Board of Directors authorized the repurchase of up to $100,000,000 of Greenhill & Co., Inc. common stock.

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

Date: October 31, 2011

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Name: Scott L. Bok
Title: Chief Executive Officer

By:	/s/ RICHARD J. LIEB
Name: Richard J. Lieb
Title: Chief Financial Officer

S-1