Form 10-K
period 2011-12-31
GREENHILL & CO INC
filed 2012-02-28
CIK 1282977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ..

Commission file number 001-32147

GREENHILL & CO., INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0500737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Park Avenue New York, New York	10022 (ZIP Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (212) 389-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was approximately $1,475 million. The registrant has no non-voting stock.

As of February 15, 2012, there were 28,914,677 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2012 annual meeting of stockholders to be held on April 18, 2012 are incorporated by reference in response to Part III of this Report.

PART I

When we use the terms “Greenhill”, “we”, “us”, “our”, “the company”, and “the firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries. Our principal advisory subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking and capital advisory services in North America; Greenhill & Co. International LLP, which provides investment banking and capital advisory services in Europe and is regulated by the United Kingdom Financial Services Authority; and Greenhill Caliburn Pty Limited, which provides investment banking services in Australia and is regulated by the Australian Securities and Investment Commission.

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

We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in 2005 and our Toronto office in 2006. In 2008, we opened offices in Chicago, San Francisco and Tokyo, and we entered the capital advisory business, which provides capital raising advice and related services to private equity and real estate funds. We opened our Houston and Los Angeles offices in 2009. In 2010, we acquired Caliburn Partnership Pty Limited (“Caliburn” or “Greenhill Caliburn”), with offices in Sydney and Melbourne.

Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. (“Iridium”) in 2009. Following our exit from this business in 2010, we began to liquidate our historical principal investments in the merchant banking funds and Iridium and we intend to continue that process.

As of December 31, 2011, we had 316 employees globally, including 63 managing directors and 13 senior advisors. In January 2012, we promoted five of our principals to managing director.

Principal Sources of Revenue

Our principal sources of revenues are advisory and, historically, merchant banking.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions)
Advisory revenues	$302.8	$252.2	$216.0	$218.2	$366.7
Merchant banking and other investment revenues (1) (2)	(8.8)	26.1	82.6	3.7	33.7

Total revenues	$294.0	$278.3	$298.6	$221.9	$400.4

(1)

Effective at the close of business on December 31, 2010, we completed our separation from the historic merchant banking business and we ceased earning management fees. We retained our existing portfolio of investments and consequently we will continue to recognize gains and losses on those investments until liquidated.

(2)

See chart detailing merchant banking revenues in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Merchant Banking and Other Investment Revenues”.

Advisory

We provide advisory services in connection with mergers and acquisitions, financings, restructurings, and capital raisings. For all of our advisory services, we draw on the extensive experience, corporate relationships and industry expertise of our managing directors and senior advisors.

On mergers and acquisitions engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, and similar corporate finance matters and are generally involved at each stage of these transactions, from initial structuring to final execution. Our focus is on providing high-quality advice to senior executive management and boards of directors of prominent large and mid-cap companies and to governments in transactions that typically are of the highest strategic and financial importance to those organizations. We advise clients on strategic matters, including acquisitions, divestitures, defensive tactics, special committee projects and other important corporate events. We provide advice on valuation, tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, and financing alternatives. Where requested to do so, we may provide an opinion regarding the fairness of a transaction.

In our financing advisory and restructuring practice, we advise debtors, creditors, governments and companies experiencing financial distress as well as potential acquirers of distressed companies and assets. We provide advice on valuation, restructuring alternatives, capital structures, and sales or recapitalizations. We also assist those clients who seek court-assisted reorganizations by developing and seeking approval for plans of reorganization as well as the implementation of such plans.

In our private capital and real estate capital advisory business we assist fund managers and sponsors in raising capital for new funds and provide related advisory services to private equity and real estate funds and other organizations globally. We also advise on secondary transactions.

Advisory revenues accounted for 103% (due to a loss in merchant banking and other investment revenues) and 91% of our total revenues in 2011 and 2010, respectively. Non-U.S. clients are a significant part of our business, generating 58% and 46% of our advisory revenues in 2011 and 2010, respectively. We generate revenues from our advisory services by charging our clients fees. While fees payable upon the successful conclusion of a transaction or closing of a fund generally represent the largest portion of our advisory fees, we also earn on-going retainer and strategic advisory fees, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion and, in our capital advisory business, upon our client’s acceptance of capital commitments before the final closing of the fund.

Merchant Banking and Other Investments

We exited the merchant banking business on December 31, 2010. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or “GCP I”), Greenhill Capital Partners II (or “GCP II”, and collectively with GCP I, “Greenhill Capital Partners” or “GCP”), Greenhill SAV Partners (or “GSAVP”) and Greenhill Capital Partners Europe (or “GCP Europe”), which are families of merchant banking funds. Merchant banking funds are private investment funds raised from contributions by qualified institutional investors and financially sophisticated individuals that generally make investments in non-public companies, typically with a view toward divesting within 3 to 5 years. At the time of our exit, GCP Capital Partners Holdings LLC (or “GCP Capital”), an entity principally owned by former Greenhill employees and is independent from the firm, took over the management of our merchant banking funds. The firm retained its investments in the merchant banking funds and Iridium and began to liquidate those investments in 2011.

Merchant banking and other investment revenues accounted for negative 3% (a loss) and 9% of our revenues in 2011 and 2010, respectively. In the past, we generated merchant banking revenue from (i) management fees paid by the funds we managed, (ii) gains (or losses) on our investments in the merchant banking funds and other investments, principally Iridium, and (iii) merchant banking profit overrides. Beginning in 2011, we no longer generated management fees; however, we will continue to generate investment revenue principally from gains (or losses) on the existing investments in the merchant banking funds and Iridium until these investments are liquidated.

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

As of December 31, 2011, Greenhill employed a total of 316 people (including our managing directors and senior advisors), all in our advisory business, of which 174 were located in our North American offices, 81 were based in our European offices, 47 in our Australian offices, and 14 in our Japanese office. During 2011, we did not have any employees dedicated to merchant banking activities. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance.

Competition

As an investment bank providing advisory services, we operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there is an active revenue-generating engagement changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain a business dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

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

The global universal banking firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support their investment banking operations with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. In addition to our larger competitors, over the last few years, a number of new, smaller independent boutique investment banks have emerged which offer independent advisory services on a model similar to ours and some of these firms have grown rapidly.

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

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States, Europe, Australia, Japan and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. advisory business, is registered as a broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State and local securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC. Greenhill & Co. LLC is also registered as a municipal advisor with the SEC and the Municipal Securities Rulemaking Board. Similarly, Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our controlled affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct our European advisory business, are licensed by and also subject to regulation by the United Kingdom’s Financial Services Authority (“FSA”). Greenhill Caliburn, our Australian subsidiary, is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”). Greenhill & Co. Japan is registered with the Kanto Local Finance Bureau in Japan and is subject to regulation by the Financial Services Agency in Japan. Our business may also be subject to regulation by other governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including capital structure, record-keeping, and the conduct and qualifications of directors, officers and employees. Additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of operation and profitability of Greenhill.

The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

In addition, Greenhill Capital Partners, LLC, our wholly owned subsidiary, which operated as and will continue to operate as general partner of GCP I and GCP II, is a registered investment adviser under the Investment Advisers Act of 1940. As such, it is subject to regulation and periodic examinations by the SEC.

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

Our public internet site is http://www.greenhill.com. We make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Corporate Governance” section, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, our Corporate Governance Guidelines, Related Party Transaction Policy and Code of Business Conduct & Ethics governing our directors, officers and employees. You may need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A.  Risk Factors

Our ability to retain our senior managing directors is critical to the success of our business

The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors and senior advisors, particularly our senior managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors is particularly crucial to our future success. The departure or other loss of Mr. Greenhill, our founder and Chairman, Scott L. Bok, our Chief Executive Officer, the regional heads of businesses in North America, Europe, Australia, or Japan, or the departure or other loss of other senior managing directors, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements, which would materially adversely affect our results of operations.

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

Almost all of our revenues are derived from advisory fees

We have historically earned a significant portion of our revenues from advisory fees paid to us by our clients, in large part upon the successful completion of the client’s transaction, restructuring or fund raising. Advisory revenues represented 103% (due to a loss in merchant banking and other investment revenues) and 91% of our total revenues in 2011 and 2010, respectively. Unlike diversified investment banks, which generate revenues from securities trading and underwriting, our only other source of revenue is gains or losses which we may generate from our investments in Iridium and merchant banking funds, which will decline over time as we liquidate our investments. As a result, a decline in our advisory engagements or the market for advisory services generally would have a material adverse effect on our business and results of operations.

Our engagements are singular in nature and do not provide for subsequent engagements

Our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions are singular in nature and our engagements are not likely to recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding or any other period. In addition, when an engagement is terminated, whether due to the cancellation of a transaction due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs that we incurred prior to that termination.

A high percentage of our advisory revenues are derived from a few clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results

Each year, we advise a limited number of clients. Our top ten client engagements accounted for 35% of our total revenues in 2011 and 36% of our total revenues in 2010. We did not have any client engagements that accounted for 10% or more of our total revenue in 2011 or 2010. We earned $1 million or more from 74 clients in 2011, compared to 57 in 2010, of which 26% of the clients were new to the firm in 2011. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation of one lost engagement or the failure of one transaction or restructuring or fund raising on which we are advising to be completed can be significant.

We generate a significant portion of our revenues from our services in connection with mergers and acquisitions and we have not historically been able to offset a decline in revenues from merger and acquisition services with revenues from our financing advisory and restructuring services

During a period when mergers and acquisitions activity declines and debt defaults increase, we increasingly rely on financing advisory and restructuring and bankruptcy services as a source of new business. We provide various restructuring and restructuring-related advice to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions and the availability and cost of debt and equity financing. Presently, our financing advisory and restructuring business is significantly smaller than our mergers and acquisitions advisory business, and we have been unable to offset declines in mergers and acquisitions revenue with revenue generated from financing advisory and restructuring assignments and expect that we will be unlikely to do so in the foreseeable future. Despite adverse market conditions, the number of debt defaults and bankruptcies has remained limited, diminishing our ability to generate revenue from financing advisory and restructuring activities. To the extent that there is limited debt default activity our ability to generate revenue from financing advisory and restructuring activities may be adversely affected.

Fees earned in connection with advisory assignments in the bankruptcy context may be subject to challenge and reduction

In our advisory business we, from time to time, advise debtors or creditors of companies which are involved in bankruptcy proceedings in the United States Bankruptcy Courts. Under the applicable rules of those courts, our fees are subject to approval by the court and other interested parties have the ability to challenge the payment of those fees. Fees earned and reflected in our revenues may from time to time be subject to successful challenges, which could result in a reduction of revenues and affect our stock price adversely.

Our business has been adversely affected by difficult market conditions and may continue to be adversely affected by market uncertainty, volatility, disruptions in the credit and equity markets and other unfavorable economic, geopolitical or market conditions

Adverse market or economic conditions would likely affect the number, size and timing of transactions on which we provide advice and therefore adversely affect our advisory fees. As demonstrated over the past few years, economic uncertainty, volatility, slow economic growth and weak financial markets negatively impact merger and acquisition and capital raising activity. Our clients engaging in mergers and acquisitions often rely on access to the credit and/or equity markets to finance their transactions. The lack of available credit, the absence of dependable equity markets and the increased cost of credit can adversely affect the size, volume, timing and ability of our clients to successfully complete merger and acquisition transactions and adversely affect our advisory business. Furthermore, market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions.

While we operate in North America, Europe, Australia, and Asia our operations in the United States and Europe historically have provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by economic conditions in these locations. Credit downgrades of government debt in the United States and Europe could adversely affect the volume of activity in those markets and therefore, adversely affect our revenues and earnings.

Adverse market or economic conditions, including continuing volatility in the equity markets, limited access to credit as well as a slowdown of economic activity could also adversely affect the business operations of Iridium and other companies in which we have investments, and therefore, our earnings. In addition, during a market downturn, there may be fewer opportunities to exit and realize value from our investments in merchant banking funds and Iridium.

Our capital advisory business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity and real estate funds

In our capital advisory business we assist fund managers and sponsors in raising capital for new private funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity and real estate funds. Following the onset of the financial crisis, there was a shortage of such capital, and far fewer new funds were raised than in the period preceding the crisis. In addition, new funds raised in the current environment generally obtain smaller aggregate capital commitments than in earlier years, and the fund raising process takes longer to complete. To the extent private and public capital focused on illiquid investment opportunities remains limited, our ability to earn fees in the capital advisory business may be adversely affected.

There will not be a consistent pattern in our financial results from quarter to quarter, which may result in volatility of our stock price

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

Compared to our larger, more diversified competitors in the financial services industry, we generally experience even greater variations in our revenues and profits. This is due to our dependence on a relatively small number of transactions for most of our revenues, with the result that our earnings can be significantly affected if any particular transaction is not completed successfully, and to the fact that we lack other, more stable sources of revenue in material amounts, such as brokerage and asset management fees, which could moderate some of the volatility in financial advisory revenues. In addition, we report the value of our investments at estimated fair value at the end of each quarter. The value of our investments may increase or decrease significantly depending upon market factors that are beyond our control. As a result, it may be difficult for us to achieve consistent results and steady earnings growth on a quarterly basis, which could adversely affect our stock price.

In many cases, we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring or closing of a fund. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. Our clients may not raise sufficient capital to start a new fund because anticipated investors may decline to invest in such fund due to lack of liquidity, change in strategic direction of the investor, or other factors. In these circumstances, we may not receive any advisory fees, other than the reimbursement of certain out-of-pocket expenses. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our stock price.

Investment gains from our investments in Iridium and merchant banking funds vary from period to period; these gains may not recur and may not be replaced by other gains; our investments may lose money

We retain certain principal investments in Iridium and merchant banking funds (which in turn have a limited number of investments in portfolio companies). The fair value of these investments may appreciate (or depreciate) at different rates based on a variety of factors. Historically, gains (or losses) from our investments have been significantly impacted by market factors, specific industry conditions and other factors beyond our control, and we cannot predict the timing or size of any such gains (or losses) in future periods. The lack of investment gains (and any losses which may be attributable to the investments in Iridium and the merchant banking funds) and the volatility of changes in investment values may adversely affect our results of operations and our stock price. There were no gains (or losses) from any single investment that accounted for more than 10% of total revenues in 2011 or 2010.

Our investment in Iridium was valued at $68.9 million at December 31, 2011. Since Iridium became a publicly traded company in 2009 its share price has ranged from a high of $11.55 and to a low of $5.50. Iridium’s share price was $7.71 at December 31, 2011. A significant decline in the market value of Iridium can give rise to significant losses and adversely affect our revenue and earnings.

In October 2011 we entered into a plan to sell our Iridium shares over a period of two or more years. These shares will be sold regardless of the market price; the amounts realized from these sales may vary.

We value our investment portfolio each quarter using a fair value methodology, which could result in gains or losses to the firm; the fair value methodology may over- or under-state the ultimate value we will realize

As of December 31, 2011, the value of the firm’s portfolio of investments, including its investments in merchant banking funds and Iridium, was $112.9 million. Our investment in Iridium’s common stock is recorded at its publicly traded market value. Our investments in the merchant banking funds are recorded at estimated fair value and which is determined on a quarterly basis after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors, and in the case of publicly traded securities, the closing price of the security on the last day of the relevant period discounted for any legal or contractual restrictions on sale. Significant changes in the public equity markets and/or the operating results of the portfolio companies of the merchant banking funds and other principal investments may have a material effect on the fair value of our principal investments and therefore on our revenues and profitability during any reporting period. The estimated fair value at which the principal investments are carried on our books may vary significantly from period to period depending on a number of factors beyond our control. It may not be possible to sell these investments at the estimated fair values attributed to them in our financial statements.

A significant deterioration in the credit markets or the failure of one or more banking institutions could adversely affect our liquidity

As of December 31, 2011 we had cash and cash equivalents of $62.1 million. We have invested these assets in instruments which we believe are highly liquid, and monitor developments relating to the liquidity of these investments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash investments could have a material adverse effect on our liquidity and result in a charge to our earnings which could have a material adverse effect on the value of our stock.

We have a $50.0 million revolving loan facility from a U.S. commercial bank which currently expires on April 30, 2012. At December 31, 2011 we had $28.1 million drawn down from the facility. We utilize the revolving loan facility primarily to provide for our domestic cash needs, which include dividend payments, share repurchases, and working capital needs.

Historically, we have rolled over the maturity date of our revolving loan facility annually. Our inability to extend the maturity date of the loan or renew the facility on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. There is no assurance, if our credit facility is not renewed with the current lender, that we would be able to obtain a new credit facility of a similar size and terms from a different lender. In order to repay the outstanding balance of our credit facility, we could be required to repatriate funds to the U.S., liquidate some of our principal investments or issue debt or equity securities in the public or private markets, in each case on terms which may not be favorable to us. Our inability to refinance the loan facility could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.

Our investment portfolio contains investments in high-risk, illiquid assets

We had investments of $41.6 million in merchant banking funds at December 31, 2011. Merchant banking funds typically invest in securities of a class that are not publicly-traded and in many cases may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or otherwise be restricted from disposing of such securities. The ability of such funds to dispose of investments is heavily dependent on the merger and acquisition environment and the initial public offering market, which fluctuate in terms of both the volume of transactions as well as the types of companies which are able to access the market. Furthermore, the types of investments made may require a substantial length of time to liquidate. We may not be able to sell our investments in merchant banking funds or control the disposition of securities in those funds.

Our investments are reported at estimated fair value at the end of each quarter and our allocable share of realized and unrealized gains or losses will affect our revenue, which could increase the volatility of our quarterly earnings. It generally takes a substantial period of time to realize the cash value of our principal investments. Even if an investment proves to be profitable, it may be several years or longer before any profits can be realized in cash from such investment.

We face strong competition from far larger firms and other independent firms

The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 316 employees (including managing directors and senior advisors) as of December 31, 2011 and total revenues of $294.0 million for the year ended December 31, 2011. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

Our full line investment banking competitors and other large commercial banks, insurance companies and other broad-based financial services firms that have established or acquired financial advisory practices and broker-dealers or have merged with other financial institutions have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing we may be unable to compete for advisory clients in a significant part of the advisory market.

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

Strategic investments, acquisitions and joint ventures, or foreign expansion may result in additional risks and uncertainties in our business

We intend to grow our core business through both recruiting and internal expansion and through strategic investments, acquisitions or joint ventures. In the event we make strategic investments or acquisitions or enter into joint ventures, such as our acquisition of Caliburn, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our business.

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

Expansion of our business will increase our operating costs and may create funding requirements

Since our establishment we have grown our business steadily. Over the past five years we have increased our headcount from 201 to 316 employees. During that period we have expanded our operations in North America with the addition of five new offices as well as overseas with the addition of offices in Japan and two offices in Australia. This expansion has increased our total base salary expense and benefits from $50.6 million in 2007 to $74.8 million in 2011 and non-compensation expenses from $39.8 million in 2007 to $62.7 million in 2011. We generally fund our operating costs through cash generated from operations, which we generate principally from the successful completion of transactions. Because we lack a diversified base of revenues, there can be no assurance that the revenues we earn from our advisory services will generate sufficient cash flow from operations to fund our operating needs. In the event our cash generated from operations were insufficient to meet our operating needs we would be required to fund such shortfall by borrowing additional amounts from our revolving loan facility, liquidating our investments in Iridium and the merchant banking funds on terms that may not be favorable to us, or accessing the debt or equity markets. On a longer term basis we might be required to reduce our cost structure by closing office locations and reducing headcount.

Greenhill’s employees own a significant portion of the common stock of the firm and their interests may differ from those of our public shareholders

Our employees and their affiliated entities collectively owned approximately 10% of the total shares of common stock outstanding as of February 15, 2012. In addition, we have issued restricted stock units to our employees which, if fully vested as of February 15, 2012, would have resulted in our employees and their affiliates owning approximately 20% of our shares of common stock.

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

Sales of substantial amounts of common stock by our managing directors and other employees, or the possibility of such sales, may adversely affect the price of the common stock and impede our ability to raise capital through the issuance of equity securities. There are no restrictions on the sale of the shares held by our employees other than prohibitions on sales during “black-out” periods imposed by us between earnings releases.

A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding

We award restricted stock units, as part of the annual bonus and incentive compensation, to managing directors and other employees. We also award restricted stock units as a long term incentive to new hires at the time they join the firm. At December 31, 2011, 2,718,950 restricted stock units were outstanding and an additional 1,242,457 restricted stock units were granted to employees subsequent to year end as part of the long-term incentive award component of our annual compensation package. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest either ratably over a five year period beginning on the first anniversary of the grant date or do not vest until the fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Awards of restricted stock to our more junior professionals generally vest ratably over a three to four year period. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Assuming all of the conditions to vesting are fulfilled, shares in respect of the 2,718,950 restricted stock units that were outstanding as of December 31, 2011 would be issued as follows: 655,399 shares in 2012, 540,847 shares in 2013, 771,203 shares in 2014, 447,917 shares in 2015, and 303,584 shares in 2016. In addition, in connection with the acquisition of Caliburn we issued 1,099,877 shares of convertible preferred stock which may be converted into common stock in April 2013 and April 2015, subject to the achievement of certain revenue performance targets. Further, in connection with the acquisition of Caliburn, we awarded restricted stock units of which 104,484 were outstanding at December 31, 2011; 62,690 of which may vest in April 2013 and 41,794 of which may vest in April 2015, subject to the achievement of certain revenue performance targets. We have generally repurchased a portion of the common stock issued to our employees upon vesting of restricted stock units to permit the payment of tax liabilities. Further, we have historically repurchased in the open market and through privately negotiated transactions a significant number of our shares of common stock. If we were to cease to or were unable to repurchase shares of common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.

Employee misconduct could harm Greenhill and is difficult to detect and deter

There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our firm. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Our advisory business often requires that we deal with client confidences of the greatest significance to our clients, improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain advisory clients. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the US and UK anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws (or similar laws of other jurisdictions in which we do business) could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.

We may face damage to our professional reputation and legal liability to our clients and affected third parties if our services are not regarded as satisfactory or if conflicts of interests should arise

As an investment banking firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial intermediaries have been increasing. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

In addition, our clients are often concerned about conflicts of interest that may arise in the course of engagements. While we have adopted various policies, controls and procedures to reduce the risks associated with the execution of transactions, the rendering of fairness opinions and potential conflicts of interest, these policies may not be adhered to by our employees or be effective in reducing these risks. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

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

We are subject to extensive regulation in the financial services industry

Because we operate in the financial services industry, we are subject to extensive regulation in the United States, Europe, Australia, Asia and elsewhere. Regulatory and self-regulatory agencies as well as securities commissions in various jurisdictions in which we do business are empowered to conduct periodic examinations and administrative proceedings that can result in censure, fine, issuance of “cease and desist” orders or suspension of personnel or other sanctions, including revocation of our license or registration or the registration of any of our regulated subsidiaries. In addition, as a result of recent highly publicized scandals in the financial services industry, scrutiny by regulators of financial services firms has increased significantly. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.

Change in applicable law and regulatory schemes could adversely affect our business

From time to time, the United States and other national governments in the countries in which we operate and related regulatory authorities as well as local governments may adopt new rules which affect our business. In the United States, the Dodd-Frank Wall Street Reform Act was adopted in 2010, bringing sweeping changes in the regulations of financial institutions. It will take several years for the rules under the Dodd-Frank Act to be written and become effective, and the final scope and interpretations of those rules, and their impact on our business, will not be fully known for some time, but could well have adverse implications for the manner in which we conduct our business and, consequently, its profitability.

In addition, several states and municipalities in the United States have recently adopted “pay-to-play” rules which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain of our private capital advisory engagements, and could therefore limit the profitability of that portion of our business.

Beginning in 2007 and continuing through 2011, the U.S. and global financial markets experienced extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. Many of the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations may serve to limit our activities, including through net capital, customer protection and market conduct requirements.

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

The cost of compliance with international employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally

Since we operate our business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each state and country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or that favor or require local ownership.

The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States of America to International Financial Reporting Standards may strain our resources and increase our annual expenses

As a public entity, the SEC may require in the future that we report our financial results under International Financial Reporting Standards (“IFRS”) instead of under accounting principles generally accepted in the United States of America (“U.S. GAAP”). IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board (“IASB”) and are more focused on objectives and principles and less reliant on detailed rules than U.S. GAAP. Today, there remain significant and material differences in several key areas between U.S. GAAP and IFRS which would affect Greenhill. Additionally, U.S. GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects of our operations, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.

Operational risks may disrupt our businesses, result in losses or limit our growth

We rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

Fluctuations in foreign currency exchange rates could adversely affect our results of operations

Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenue in other currencies, predominantly in Euros, British pounds, and Australian dollars, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact, respectively, to our financial results.

The market price of our common stock may decline

The price of our common stock may fluctuate widely, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, the performance of our investments in merchant banking funds and Iridium, changes in general economic or market conditions and broad market fluctuations. Since a significant portion of the compensation of our managing directors and certain other employees is paid in restricted stock units, a decline in the price of our stock may adversely affect our ability to retain key employees, including our managing directors. Similarly, our ability to recruit new managing directors may be adversely affected by a decline in the price of our stock.

We could change our existing dividend policy in the future

We began paying quarterly cash dividends to holders of record of our common stock in June 2004. In 2011, we paid quarterly cash dividends of $0.45 per share of our common stock to holders of record. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our board of directors and depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our board of directors could decide to reduce or even suspend dividend payments in the future. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.

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

Forward-looking statements include, but are not limited to, the following:

•	the statement that we intend to continue the process to liquidate our historical principal investments in the merchant banking funds and Iridium in “Business – Overview”;

•	the statement that we expect the financial services industry to remain intensely competitive in “Business – Competition”;

•

the statement that we expect that our advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year in “Risk Factors – A high percentage of our advisory revenues are derived from a few clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results”;

•	the statement that we intend to continue to pay quarterly dividends in “Risk Factors – We could change our existing dividend policy in the future”;

•

the statements that we intend to continue our efforts to recruit new managing directors with industry sector experience and to increase our geographic reach in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•	the statement about our intention to realize value from our remaining investments over time in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•

the statement that we will continue to record realized and unrealized gains and losses in the fair value of our retained investments until such investments are fully liquidated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•

the statement that our simple business model as an independent, unconflicted advisor will continue to create opportunities for us to attract new clients and increase our market share in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•

the statements that we will continue to recruit senior bankers on an opportunistic basis and that our priority in the near term will be to realize the benefits of our expansion as transaction activity rebounds and seek to return towards our historic cost ratios in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•

the statement that we expect our sales under Iridium’s trading plan to last approximately two years in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Merchant Banking and Other Investment Revenues”;

•

the statement that unless there are significant gains in the value of the portfolio companies in GCP Europe, GCP II and GSAVP it is not likely that the profit thresholds for each fund will be exceeded and accordingly is not likely that profit override revenue will be recognized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Merchant Banking and Other Investment Revenues”;

•

the statement that based upon our current headcount we expect that our fixed compensation costs for 2012 will be slightly higher than our fixed compensation costs in 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation and Benefits Expenses”;

•

the statement about our objective to return towards our stated policy of a ratio of compensation to revenue not to exceed 50% in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation and Benefits Expenses”;

•

the statement that over the long-term we expect that our non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Compensation Costs Expenses”;

•

the statement that we expected to generate future earnings in Germany and other jurisdictions which would allow us to fully utilize our tax loss carryforwards in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Income Taxes”;

•

the statement that we expect to pay approximately $7.9 million in 2012 related to income taxes owed in the United States and Australia for the year ended December 31, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement that we expect to continue to be compliant with all loan covenants in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement that it is unlikely that we will have future needs that require us to permanently reinvest our foreign earnings in the local jurisdictions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement that we would not expect to incur incremental U.S. tax from any repatriations of foreign earnings in the near future in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement that we expect to use the net proceeds from the sales of Iridium to repurchase our common stock in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement that we expect to fund repurchases of common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $65.2 million over the next five years in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement about our expectation to fund our repurchase of shares (if any) with proceeds from our investments and/or operating cash flow in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement about our belief that it is probable that the revenue target for the first tranche of contingent convertible preferred shares related to the Caliburn acquisition, which will be measured on the third anniversary, will be met in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement that while we believe that the cash generated from operations, proceeds from the sale of Iridium and our merchant banking investments and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividend payments, share repurchases, commitments to the merchant banking activities, and build-out costs of new office space, we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement that in the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such need in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•

the statement that we do not expect our merchant banking commitments to be drawn in full in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations”;

•

the statement that management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institutions in which our deposits are held in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”; and

•

the statement that we may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

Item 1B.  Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.  Properties

The firm’s principal offices, all of which are leased, are as follows:

Location	Owned/Leased	Lease Expiration	Approximate Square Footage as of December 31, 2011

300 Park Avenue	Leased	2020	105,000 square feet
New York, New York (Global Headquarters)
Lansdowne House	Leased	2013	19,000 square feet
57 Berkeley Square, London
Neue Mainzer Strasse 52-58	Leased	2015	13,000 square feet
Frankfurt
79 Wellington Street West	Leased	2014	5,000 square feet
Toronto
Marunouchi Building	Leased	2013	4,000 square feet
Tokyo
The Chiefley Tower	Leased	2015	14,000 square feet
2 Chiefley Square, Sydney

Most of the lease arrangements listed above provide for renewal options beyond the date of expiration.

Approximately 15,000 square feet of space at the New York office has been sublet to GCP Capital through 2015. The sublease may be terminated at GCP Capital’s option in December 2013 pursuant to the terms of the sublease agreement.

We also have six offices with 44,000 of aggregate square feet with terms expiring through 2021.

Item 3.  Legal Proceedings

The firm is from time to time involved in legal proceedings incidental to the ordinary course of its business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers are Scott L. Bok (Chief Executive Officer), Richard J. Lieb (Chief Financial Officer), Harold J. Rodriguez, Jr. (Chief Operating Officer, Chief Compliance Officer and Treasurer), and Ulrika Ekman (General Counsel and Secretary). Set forth below is a brief biography of each executive officer.

Scott L. Bok, 52, has served as our Chief Executive Officer since April 2010, served as Co-Chief Executive Officer from October 2007 until April 2010, served as our U.S. President from January 2004 until October 2007 and has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of Iridium Communications Inc. (f/k/a GHL Acquisition Corp.). Mr. Bok served as Chief Executive Officer and Chairman of the Board of GHL Acquisition Corp. from 2007 to 2009. He has also served as a member of the Board of Directors of Heartland Payment Systems (2001 — 2005) and Republic Group Insurance (2003 — 2007).

Richard J. Lieb, 52, became Chief Financial Officer of Greenhill in March 2008. Mr. Lieb has served as our Head of North American Corporate Advisory since January 2012. Mr. Lieb has been a member of our Management Committee since March 2008. Mr. Lieb joined Greenhill in April 2005 as a Managing Director, having spent 20 years at Goldman Sachs where he headed the real estate investment banking department from 2000 to 2005.

Harold J. Rodriguez, Jr., 56, has served as our Chief Operating Officer since January 2012, served as Chief Administrative Officer from March 2008 until January 2012 and was Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003, was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners since he joined Greenhill in June 2000. Mr. Rodriguez served as Chief Financial Officer of GHL Acquisition Corp. from 2008 to 2009. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.

Ulrika Ekman, 49, has served as our General Counsel and Secretary from May 2004 to March 2008 and again since July 2009. Between April 2008 and July 2009, Ms. Ekman served as our Co-Head of U.S. Mergers and Acquisitions. Ms. Ekman is also a member of our Management Committee. Prior to joining Greenhill, Ms. Ekman was a partner in the mergers and acquisitions group of the corporate department of Davis Polk & Wardwell LLP, where she practiced law since 1990.

Our Board of Directors has six members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and four of whom are independent (Robert T. Blakely, John C. Danforth, Steven F. Goldstone and Stephen L. Key). A brief biography of each of Messrs. Greenhill, Blakely, Danforth, Goldstone and Key is set forth below.

Robert F. Greenhill, 75, our founder, has served as our Chairman since the time of our founding in 1996, served as Chief Executive Officer from 1996 until October 2007 and was a member of our Management Committee from its formation in January 2004 until October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was President of, and from January 1989 to January 1991, Mr. Greenhill was a Vice Chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.

Robert Blakely, 70, has served on our Board of Directors since April 2009. Since 2008, Mr. Blakely has served as the President of Performance Enhancement Group, a position he previously held from 2002 to 2003. From February 2006 to January 2008, Mr. Blakely served as Executive Vice President of Fannie Mae and from February 2006 to August 2007, as its Chief Financial Officer. From 2003 to 2006, Mr. Blakely served as Executive Vice President and Chief Financial Officer of MCI. Mr. Blakely is a member of the board of directors of Westlake Chemical Corporation, Natural Resource Partners L.P. and Ally Financial Inc. (formerly GMAC Inc.).

John C. Danforth, 75, has served on our Board of Directors since February 2005. He served as the United States Representative to the United Nations between July 2004 and January 2005 and, except during his service at the United Nations, has been a partner in the law firm of Bryan Cave LLP since 1995. He served in the United States Senate from 1976 to 1995. Senator Danforth is a director of Cerner Corporation. He is ordained to the clergy of the Episcopal Church.

Steven F. Goldstone, 66, has served on our Board of Directors since July 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also Non-Executive Chairman of ConAgra Foods, Inc. and a director of Merck & Co. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standards Companies, Inc.) from 2002 until 2008.

Stephen L. Key, 68, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key is a member of the Board of Directors of Forward Industries, Inc. and 1-800-Contacts, Inc. Mr. Key served as a member of the Board of Directors of Sitel, Inc. from 2007 until 2008.

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

	Fiscal 2011
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$83.84	$61.33	$0.45
Second quarter	63.90	47.80	0.45
Third quarter	55.39	27.51	0.45
Fourth quarter	40.10	27.31	0.45

	Fiscal 2010
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$88.33	$70.04	$0.45
Second quarter	89.16	60.73	0.45
Third quarter	82.39	60.80	0.45
Fourth quarter	84.51	74.21	0.45

As of February 15, 2012, there were 7 holders of record of the firm’s common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.

On February 15, 2012, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $44.50 per share.

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

COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,

INC., S&P MIDCAP 400 INDEX AND S&P MIDCAP 400 INVESTMENT BANKING

AND BROKERAGE INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2006

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2011

The following table provides information as of December 31, 2011 regarding securities issued under our equity compensation plans that were in effect during fiscal 2011.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	Equity Incentive Plan (1)	2,718,950	(2)	$—	(3)	23,523,669
Equity compensation plans not approved by security holders	None	—		—		—

Total		2,718,950		$—		23,523,669

(1)

Our amended Equity Incentive Plan was approved by our security holders in April 2009. See “Note 12 — Restricted Stock Units” of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

(2)	Excludes 1,242,457 stock units granted to employees subsequent to December 31, 2011 as part of our long term incentive awards program.

(3)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.

Share Repurchases in the Fourth Quarter of 2011

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
October 1 – October 31	258,902	$38.62	0	$40,899,097
November 1 – November 30	0	—	0	$40,899,097
December 1 – December 31	0	—	0	$40,899,097

(1)

Excludes 4,484 shares the firm is deemed to have repurchased at $37.49 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 25, 2012, the Board of Directors authorized the repurchase of up to $100,000,000 of our common stock through December 31, 2012.

Item 6.  Selected Financial Data

	As of or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share and number of employees data)
Statement of Income Data:
Advisory revenues	$302.8	$252.2	$216.0	$218.2	$366.7
Merchant banking and other investment revenues	(8.8)	26.1	82.6	3.7	33.7

Total revenues	294.0	278.3	298.6	221.9	400.4
% change from prior year	6%	(7%)	35%	(45%)	38%
Employee compensation and benefits expense (a)	162.6	159.9	138.3	102.0	183.5
Non-compensation expenses	62.7	59.5	46.5	42.0	39.8

Income before taxes	68.7	58.9	113.8	77.9	177.1
Provision for taxes	24.1	19.5	42.7	29.4	61.8
Net income allocated to common shareholders	44.6	34.5	71.2	49.0	115.3
Diluted average shares outstanding	31,034,817	30,776,034	29,753,609	28,214,015	28,728,293
Diluted earnings per share	1.44	1.12	2.39	1.74	4.01
Balance Sheet Data:
Total assets	$460.7	$508.7	$334.2	$265.8	$374.2
Total liabilities	113.1	135.8	100.6	65.7	229.6
Stockholders’ equity	346.2	370.5	232.1	198.3	142.3
Noncontrolling interests	1.4	2.4	1.5	1.8	2.3
Total equity	347.6	372.9	233.6	200.1	144.6
Dividends declared per share	1.80	1.80	1.80	1.80	1.26
Selected Data and Ratios (unaudited)
Income before taxes as a percentage of revenues	23%	21%	38%	35%	44%
Revenues per employee (b)	$920	$908	$1,140	$991	$1,930
Employees at year-end (c) (d):
North America	174	180	187	150	131
Europe	81	85	93	81	83
Asia	14	13	10	3	—
Australia	47	45	—	—	—

Total employees	316	323	290	234	214

(a)	2011 employee compensation and benefits expense includes a charge of $7.0 million related to the accelerated vesting of restricted stock awards for two employees who passed away in December 2011.

(b)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year.

(c)	Includes our managing directors and senior advisors.

(d)	2010 does not include 28 employees who were active in our merchant banking business and separated from the firm on December 31, 2010.

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

Our revenues are principally derived from advisory services on mergers and acquisitions, or M&A, financings and restructurings and are primarily driven by total deal volume and size of individual transactions. Additionally, our private capital and real estate capital advisory groups provide fund placement and other capital raising advisory services, where revenues are driven primarily by the amount of capital raised.

Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our Dallas office in 2005 and our Toronto office in 2006. In 2008, we opened offices in Chicago, San Francisco and Tokyo, and we entered the capital advisory business, which provides capital raising and related services to private equity and real estate funds. We opened our Houston and Los Angeles offices in 2009. On April 1, 2010, we acquired the Australian advisory firm Caliburn. Caliburn’s operating results are included in our financial results effective as of the date of acquisition.

With the addition of new offices over the past few years we have recruited new managing directors to expand our industry sector and geographic coverage. Since January 1, 2008 we have increased the number of client facing managing directors, mostly through outside hires, by 2.3 times from 28 to 65 as of January 1, 2012. We have added managing directors with sector experience in Consumer Goods, Energy, Financial Services, Forest Products, Gaming and Hospitality, Healthcare, Industrials, Infrastructure, Mining and Minerals, and Telecommunications as well as a team of managing directors focused on private equity capital advisory and another team focused on real estate capital advisory. Additionally, over the past four years we have significantly increased our geographic reach by adding offices in Sydney, Tokyo, Chicago, Houston, Los Angeles, Melbourne and San Francisco. Although we recruited fewer managing directors in 2011 as compared to the period from 2008 through 2010, we intend to continue our efforts to recruit new managing directors with industry sector experience and to increase our geographic reach.

Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. (“Iridium”) in 2009. Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our advisory business. During a transition period in 2010, we managed and administered the merchant banking funds and recorded the revenue and expenses related to our management of the merchant banking funds in our consolidated results. Under the arrangement with GCP Capital Partners Holdings LLC (“GCP Capital”) (an entity which is owned by former Greenhill employees and is independent from the firm) for the year ended December 31, 2010 the excess of the management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds accrued to the benefit of GCP Capital and was distributed to GCP Capital. On January 1, 2011, GCP Capital took over the management of the merchant banking funds. As a result of our separation from the merchant banking business, effective in 2011 we no longer generate management fee revenue or incur expenses from the management of the merchant banking funds.

In 2011, we began the liquidation of both a substantial portion of our previously sponsored investments in the merchant banking funds and our investment in Iridium. We sold substantially all of our interest in two merchant banking funds (Greenhill Capital Partners II (“GCP II”) and Greenhill SAV Partners (“GSAVP”)) for $49.4 million, which represented the book value. In October 2011, we initiated a plan to sell our entire interest in Iridium systematically over a period of two or more years and during the fourth quarter of 2011 we generated proceeds of $5.8 million from the Iridium share sales. It is our intention to realize value from our remaining investments over time. The proceeds of the investment sales were used principally to repurchase our common stock. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

As of December 31, 2011, our remaining principal investments consisted primarily of our investment in Iridium, which had a value of $68.9 million, and our remaining investments in previously sponsored and other merchant banking funds of $41.6 million. The value of our merchant banking investments includes the estimated fair value of two specified portfolio companies of GCP II of $10.5 million that the purchasers of our interests in GCP II have the right, exercisable in December 2012, to require us to repurchase (“Put Options”) at an aggregate price of $14.3 million. We will continue to record realized and unrealized gains and losses in the fair value of our retained investments in the merchant banking funds and Iridium (NASDAQ: IRDM) on a quarterly basis until such investments are fully liquidated. For our investments in the merchant banking funds, the size and timing of changes in the fair value are dependent on a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. Adverse changes in general economic conditions, commodity prices and credit and public equity markets could negatively impact the amount of investment revenue realized by the firm. See “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations — Merchant Banking and Other Investment Revenues”.

At December 31, 2011 we employed 316 people. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We were deeply saddened by the tragic loss of two of our partners, Jeffrey Buckalew and Rakesh Chawla, along with Jeff’s wife Corinne and children Jackson and Meriwether, in a plane accident in December 2011. Both Jeff and Rakesh were great men and great partners and they will be sorely missed by our firm. As a close-knit organization with a strong culture of excellence and teamwork, each of our employees will do whatever is necessary to fill the gap left by those lost.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors.” Revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Advisory revenues were $302.8 million in the year ended December 31, 2011 compared to $252.2 million in the year ended December 31, 2010, which represents an increase of 20%. At the same time, worldwide completed M&A volume increased by 22%, from $1.929 billion in 2010 to $2.353 billion in 2011(1).

While completed M&A transaction activity increased in 2011 as compared to 2010, the level of activity is still far below the peak levels reached in 2007. Following significant declines in transaction volume in 2008 and 2009, there has been a modest improvement in 2010 and 2011. Continued volatility in market conditions and concerns about European debt may continue to hamper further improvement in conditions. Because we earn a majority of our advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our advisory business has been negatively impacted by a volatile and uncertain environment for evaluating assets, securities and companies, which has created a more difficult environment for M&A and fundraising activity.

(1)	Source: Global M&A completed transaction volume for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Source: Thompson Financial as of January 12, 2012.

Since 2008 we have substantially expanded our geographic reach, our industry sector expertise and the total number of employees focused on our advisory business. For the second consecutive year we have realized the benefits of that expansion with an increase in our advisory revenues. Our advisory revenues increased 20% in 2011 and 17% in 2010. We had 30% more $1 million revenue clients in 2011 than in 2010, and in 2010 we had 33% more $1 million revenue clients than the year before. Geographically, our revenues were dispersed relatively well throughout our global locations. We generated approximately half of our 2011 revenue in North America and the remainder principally in Australia and Europe, where we realized greater revenue generation than in the prior year despite what are still very difficult market conditions there. By industry, most of our sectors contributed well in 2011, particularly healthcare, consumer goods and retail, and financial services. Further, we generated 9% of our advisory revenue from our relatively new capital advisory business, which primarily provides capital raising advice for private equity and real estate funds. We believe that our simple business model as an independent, unconflicted adviser will continue to create opportunities for us to attract new clients and increase our market share.

With the addition of new offices as well as employees focused on new industry sectors our expenses have also increased. With an increase in our headcount from 234 as of January 1, 2009 to 316 as of December 31, 2011 our compensation costs and other non-compensation costs, such as occupancy, travel and information services have increased. This expansion, combined with a modest upturn in revenue over the past few years, increased our cost ratios. In 2011, our ratio of compensation and benefits expense to revenue was 53%(2) (55% on a U.S. GAAP basis) and while down from 57% in 2010, and below our closest competitive peers, it was still above our historic policy goal of maintaining a ratio not to exceed 50%. Our pre-tax margin in 2011 was 26%(2) (23% on a U.S. GAAP basis) compared to our historical range of 44% to 21% during the years 2007 to 2010. While we will continue to recruit senior bankers on an opportunistic basis, our priority in the near term will be to realize the benefits of our expansion as transaction activity rebounds and to seek to return towards our historic cost ratios.

Our historically strong profit margin and operating cash flow has allowed us to maintain an attractive dividend policy while also allowing us to repurchase shares of our common stock. Our annual dividend payout has been $1.80 per common share since 2008. In 2011 we repurchased 1,068,719 shares of our common stock in open market repurchases and, in addition, repurchased from employees 283,774 restricted stock units at the time of vesting to settle tax liabilities. In aggregate in 2011, we repurchased 1,352,493 shares of our common stock and common stock equivalents at an average price of $48.64 for a total purchase cost of $65.8 million. Our board has authorized up to $100 million of additional share repurchases in 2012.

We generally experience significant variations in revenues during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Moreover, the value of our principal investments may vary significantly from period to period and depends on a number of factors beyond our control, including most notably credit and public equity markets and general economic conditions. As a result, our quarterly results vary and our results in one period may not be indicative of our results in any future period.

(2)

Throughout the discussion of operating results for 2011, the information provided excludes the compensation charge of $7.0 million and related tax effect for the accelerated vesting of restricted stock awards for the two employees who passed away in December 2011. Management believes that the results, excluding this accelerated compensation charge, provide the most meaningful basis for comparison among present, historical and future periods. A reconciliation of the results, which exclude the accelerated compensation charge in 2011, to the U.S. GAAP results for year ended December 31, 2011 is presented within the discussion of operating expenses below. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Expenses”.

Results of Operations

The following tables set forth data relating to the firm’s sources of revenues:

Historical Revenues by Source

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Advisory revenues	$302.8	$252.2	$216.0	$218.2	$366.7
Merchant banking and other investment revenues	(8.8)	26.1	82.6	3.7	33.7

Total revenues	$294.0	$278.3	$298.6	$221.9	$400.4

Advisory Revenues

Historical Advisory Revenues by Client Location

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
North America	52%	56%	65%	53%	37%
Europe	21%	18%	34%	44%	61%
Australia	23%	15%	—	—	—
Asia, Latin America & Other	4%	11%	1%	3%	2%

Historical Advisory Revenues by Industry

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Communications & Media	7%	7%	1%	11%	12%
Consumer Goods & Retail	13%	6%	8%	7%	20%
Energy & Utilities	8%	14%	8%	13%	6%
Financial Services	22%	17%	19%	18%	26%
General Industrial & Other	21%	38%	34%	34%	28%
Healthcare	12%	7%	16%	8%	1%
Real Estate, Lodging & Leisure	6%	6%	2%	8%	5%
Technology	2%	4%	10%	1%	2%

Capital Advisory (Fund Placement)	9%	1%	2%	-	-

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

A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, fund or similar transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. While fees payable upon the successful conclusion of a transaction or closing of a fund generally represent the largest portion of our advisory fees, we also earn on-going retainer and strategic advisory fees, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion and, in our capital advisory business, upon our client’s acceptance of capital commitments before the final closing of the fund.

We do not allocate our advisory revenue by type of advice rendered (M&A, financing advisory and restructuring, capital advisory, or other) because of the complexity of the assignments for which we earn revenue. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed client. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring. Finally, an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa.

2011 versus 2010. Advisory revenues were $302.8 million for the year ended December 31, 2011 compared to $252.2 million for the year ended December 31, 2010, which represents an increase of 20%. The increase in our 2011 advisory fees, as compared to 2010, resulted from a greater number of fee-paying clients, an increase in the number of completed assignments, an increase in the volume of strategic advisory assignments with related retainer fees, and greater revenues from our capital advisory group.

Prominent advisory assignments completed in 2011 include:

•	the sale of the publicly held interest in Alcon, Inc. to Novartis AG;

•	the acquisition of Tower Australia Group Limited by Dai-ichi Life Insurance Co.;

•	the acquisition by Virgin Money of Northern Rock plc.;

•	the capital raise by Related Real Estate Recovery Fund, L.P.;

•	the acquisition by VF Corporation of The Timberland Company;

•	the acquisition by A.O. Smith Corporation of Lochinvar Corporation;

•	the acquisition by AXA Private Equity of limited partnership interests in private equity buyout funds and a portfolio of direct stakes in companies from Citigroup;

•	the sale of Capital Power Income L.P. to Atlantic Power Corp.;

•	the sale of The Forzani Group Ltd. to Canadian Tire Corporation, Limited; and

•	the acquisition of Coal and Allied Industries Limited by Rio Tinto Limited and Mitsubishi Corporation by way of Scheme of Arrangement.

We earned advisory revenues from 160 different clients in 2011, up 14% compared to 140 in 2010. We earned $1 million or more from 74 clients in 2011, up 30% compared to 57 in 2010, and 26% of those were new to the firm in 2011 compared to 44% in 2010. The ten largest fee-paying clients contributed 35% and 36% to our total revenues in 2011 and 2010, respectively, and only one of our ten largest fee-paying clients in 2011 had in any prior year been among our ten largest fee-paying clients. In 2011, we did not have any client engagements that accounted for 10% or more of our total revenue. From a global perspective in 2011, compared to 2010, our advisory revenues increased in Australia, North America and Europe and declined in Japan.

2010 versus 2009. Advisory revenues were $252.2 million for the year ended December 31, 2010 compared to $216.0 million for the year ended December 31, 2009, which represents an increase of 17%. The increase in our advisory fees in 2010 as compared to 2009 resulted from an increase in the volume of both completed assignments and strategic advisory assignments with related retainer fees, partially offset by a decrease in the typical scale of the fees, which resulted from smaller average transaction sizes.

Prominent advisory assignments completed in 2010 include:

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

We earned advisory revenue from 140 different clients in 2010, compared to 94 in 2009. We earned $1 million or more from 57 clients in 2010, compared to 43 in 2009, of which 44% were new to the firm in 2010 compared to 47% in 2009. The ten largest fee-paying clients contributed 36% and 41% to our total revenues in 2010 and 2009, respectively, and only one of our 2010 clients had in any prior year been among our ten largest fee-paying clients. In 2010, we did not have any client engagements that accounted for 10% or more of our total revenue. From a global perspective in 2010 compared to 2009 our advisory revenues increased in Australia, as a result of the acquisition of Caliburn, and in Japan and declined in North America. European advisory remained relatively constant year to year.

Merchant Banking and Other Investment Revenues

Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our advisory business. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s former merchant banking funds. During a transition period in 2010 we managed and administered the merchant banking funds and recorded the revenue and expenses related to our management of the merchant banking funds in our consolidated results. Under the arrangement with GCP Capital during 2010 the excess of the management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds accrued to the benefit of GCP Capital and was recorded as noncontrolling interest. On January 1, 2011, GCP Capital took over the management of the merchant banking funds.

During 2011, we began the liquidation of our investments in previously sponsored merchant banking funds. In 2011, we sold substantially all of our interests in GCP II to certain unaffiliated third parties and certain principals of GCP Capital for an aggregate price of $44.8 million, which represented the book value (which approximated fair value) of the assets sold. We also sold in 2011 our entire interest in GSAVP funds to certain unaffiliated third parties for $4.6 million, which also represented the book value (which approximated fair value) of the assets sold. Because we sold our interests in GCP II and GSAVP at book value we did not recognize any gain or loss on the sales. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Also, during the fourth quarter of 2011 we initiated a trading plan to sell our entire interest in Iridium over a period which we expect to last approximately two years. During the fourth quarter of 2011, we sold 870,000 shares of Iridium’s common stock at an average price per share of $6.72. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

The following table sets forth additional information relating to our merchant banking and other investment revenues:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions)
Management fees	$-	$12.9	$17.4	$19.2	$17.3
Net realized and unrealized gains (losses) on investments in merchant banking funds	(4.5)	6.7	3.5	(20.1)	7.0
Net realized and unrealized merchant banking profit overrides	-	0.2	(0.7)	(2.7)	1.8
Sale of certain merchant banking assets	0.8	1.1	21.8	-	-
Net realized and unrealized gain (loss) in Iridium	(6.2)	5.0	42.2	2.6	-
Other realized and unrealized investment income (loss)	-	(0.2)	(1.9)	1.1	2.2
Interest income	1.1	0.4	0.3	3.6	5.4

Total merchant banking and other investment revenues	$(8.8)	$26.1	$82.6	$3.7	$33.7

For 2011 our merchant banking and other investment revenues consisted principally of investment gains and losses from our investments in Iridium and certain previously sponsored merchant banking funds. For 2010 and prior years we generated merchant banking and other investment revenue from (i) management fees paid by the merchant banking funds, (ii) gains (or losses) on our investments in the merchant banking funds, Iridium and similar vehicles, and (iii) profit overrides. In addition, our merchant banking and other investment revenues included the gain related to our 2009 sale of certain merchant banking assets.

As a result of our sale of the merchant banking business, beginning in 2011 we no longer generated management fee revenue or incurred expenses from the management of the merchant banking funds. During 2010, we recorded the revenues and expenses related to our management of the merchant banking funds in our consolidated results. During that period, GCP Capital had a preferred economic interest in the first $10.0 million of profits of GCP II LLC and accordingly, the $4.9 million excess of management fee revenue over amounts incurred for compensation and other operating expenses that accrued to the benefit of GCP Capital, was presented as noncontrolling interest expense, which had the effect of reducing our net income allocated to common shareholders.

We recognize gains or losses from our investment in Iridium from marking to market our holdings at the end of each period to record unrealized gains or losses. To the extent we sell our holdings in Iridium for a price above or below our mark for the previously reported period we recognize realized gains or losses on such sales during the period of sale. At December 31, 2011, we owned 8,934,016 shares of Iridium’s common stock, or approximately 12% of Iridium’s common stock on a fully diluted basis, which had a value of $68.9 million. At December 31, 2010, we owned 8,924,016 shares of Iridium’s common stock and 4,000,000 Iridium $11.50 warrants (NASDAQ: IRDMZ), or approximately 12% of Iridium’s common stock on a fully diluted basis. In 2011 the fair market value of our investment in Iridium declined by $6.2 million as compared to a gain of $5.0 million in 2010. In 2009, we recorded an unrealized gain of $42.2 million in our investment in Iridium as a result of the business combination with GHL Acquisition Corp.

As of December 31, 2011 we had remaining investments in merchant banking funds, which principally consisted of our investment in GCPE, of $41.6 million. Included in this amount is the estimated fair market value of $10.5 million as of December 31, 2011 of the capital account interests attributable to two specified portfolio companies of GCP II that are subject to the Put Options, which are exercisable in December 2012 for an aggregate value of $14.3 million. Until the Put Options expire or are exercised in December 2012, we will record gains or losses on these investments. The transfer of the GCP II capital interests, which were not associated with the Put Options, was accounted for as a sale in accordance with accounting guidance for financial asset transfers. The GCP II capital account interests associated with the Put Options did not meet the requirements of sale accounting and therefore have been accounted for as secured borrowings in accordance with accounting guidance for financial asset transfers. In accordance with that guidance, the firm continues to record these capital interests subject to the Put Options as a component of investments in merchant banking funds on the consolidated statements of financial condition and will recognize its proportional share of earnings or loss related to the capital interests subject to the Put Options on the consolidated statements of income. The firm also recorded a corresponding liability for the consideration received, which has been included as a financing liability on the consolidated statements of financial condition. For the year ended December 31, 2011, we recorded a loss related to the capital interests subject to the Put Options of $3.8 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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

In addition, we recognize the consolidated earnings of the general partners of the funds which we control, offset by allocated expenses of those funds. Prior to 2011 we were the general partner of GCP I, GCP II, GSAVP and GCP Europe. As a result of our sale of the merchant banking business effective December 31, 2010 we no longer control the general partner of GCP Europe. Further, in conjunction with the sale of GSAVP in 2011 we transferred ownership of the general partner of GSAVP to an unaffiliated third party. Consequently, as of December 31, 2011 we no longer consolidate earnings of the general partners of GSAVP or GCP Europe. Although we sold substantially all of our interests in GCP II, we continue to control the general partner of such fund and consolidate the current earnings of the general partner of that fund.

During the time we acted as general partner of the merchant banking funds we were entitled to a share of the profit overrides of such funds. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides to the limited partners of the funds in the event a profit override has been realized and paid to the general partner and a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). As general partner of the merchant banking funds we only recognized profit overrides on GCP I. We did not recognize profit overrides on any of the other funds. As of December 31, 2011, we believe it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to our interest in GCP I, will be realized and accordingly, we have not reserved for any clawback obligations under applicable fund agreements. Following the separation of our merchant banking business in 2009 and the sale of our interests in GCP II and GSAVP we retained a nominal interest in any profit overrides. We remain entitled to receive reduced portions of the profit override earned from GCP Europe after certain performance hurdles are met. Unless there are significant gains in the value of the portfolio companies in GCP Europe, GCP II and GSAVP it is not likely that the profit threshold for each fund will be exceeded and accordingly is not likely that profit override revenue will be recognized. For our remaining investments in the merchant banking funds the size and timing of changes in the fair value are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. For our investment in Iridium the value of our investment is based on changes in the quoted market price, which are tied to the company’s earnings performance, liquidity requirements, market competition, general economic conditions, market factors and certain other factors. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are fully liquidated. Adverse changes in general economic conditions, commodity prices, credit and public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, could negatively impact the amount of investment revenue recorded by the firm in any period.

In 2009, we recognized a gain of $21.8 million from the sale of certain assets relating to our merchant banking business to GCP Capital in exchange for 289,050 shares of the firm’s common stock. In addition, approximately $2.6 million of additional gain on the sale was deferred and is being recognized principally over the two years following the sale. In 2010 and 2011 we recognized $1.1 million and $0.8 million, respectively, of the deferred gain.

2011 versus 2010. For the year ended December 31, 2011, the firm recorded a loss of $8.8 million in merchant banking and other investment revenues compared to a gain of $26.1 million for the year ended December 31, 2010. The decline in our 2011 merchant banking and other investment revenues of $34.9 million as compared to 2010 primarily resulted from the absence of merchant banking management fees due to our discontinuation of the management of merchant banking funds at year-end 2010, the net decrease in value of our investment in Iridium of $11.2 million and a net change in unrealized losses recognized from our investments in our historic merchant banking funds of $11.2 million. For the year ended December 31, 2010, we earned management fee revenue of $12.9 million. The firm had no gains (or losses) from any single investment in 2011 that accounted for more than 10% of total revenues.

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

The investment gains or losses in our merchant banking and other investment portfolio may fluctuate significantly over time due to factors beyond our control, such as performance of each company in the merchant banking portfolio, equity market valuations, and merger and acquisition opportunities. Revenue recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenue that may be realized and/or recognized in future periods.

Operating Expenses

Throughout the discussion of operating results for 2011, the information provided excludes the compensation charge of $7.0 million and related tax effect for the accelerated vesting of restricted stock awards for the two employees who passed away unexpectedly in December 2011. Management believes that the results, excluding this accelerated compensation charge, provide the most meaningful basis for comparison among present, historical and future periods. For comparability purposes the 2011 results are presented in the tables below, as applicable, on both a U.S. GAAP basis and excluding the accelerated compensation charge on a non-U.S. GAAP basis.

	Year Ended December 31,
	2011			2010
	(in millions, except per share data)
	U.S. GAAP As Reported	Accelerated Charges (a)	Non-U.S. GAAP Excluding Accelerated Charges (b)	U.S. GAAP As Reported
Total revenues	$294.0	$—	$294.0	$278.3
Employee compensation and benefits	162.5	(7.0)	155.5	159.9
Non-compensation expenses	62.8	—	62.8	59.5

Total expenses	225.3	(7.0)	218.3	219.4

Income before taxes	68.7	7.0	75.7	58.9
Provision for taxes	24.1	2.7	26.8	19.5

Consolidated net income	44.6	4.3	48.9	39.4
Less: Net income allocated to noncontrolling interests	—	—	—	4.9

Net income allocated to common stockholders	$44.6	$ 4.3	$48.9	$34.5

Diluted net income per share (c)	$1.44	$0.14	$1.58	$1.12

(a)

Accelerated charges represent a pre-tax charge to compensation and benefits expense of $7.0 million for the accelerated vesting of restricted stock awards previously granted to two managing directors who died in an airplane accident on December 20, 2011 and an adjustment to income tax expense of $2.7 million for the exclusion of the accelerated compensation charge based upon the U.S. effective tax rate, which was the jurisdiction where the managing directors were employed.

(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)

Reflects the adjustment to the weighted average shares outstanding related to the shares associated with the accelerated vesting of restricted stock awards described in note (a) above. The weighted average shares outstanding included in the computation of net income per share excluding the accelerated compensation charges are as follows:

	Year Ended December 31,
	2011	2010
Basic	30,975,764	30,726,628
Diluted	30,989,687	30,776,034

For the year ended December 31, 2011, total operating expenses were $225.3 million as reported on a U.S. GAAP basis. Excluding the accelerated compensation charge total operating expenses were $218.3 million compared to $219.4 million of total operating expenses in 2010. The decrease of $1.1 million, or 0.5%, related to a slight decrease in our compensation expense offset by an increase in our non-compensation expense, each as described in more detail below. The pre-tax income margin, excluding the accelerated compensation charge, for the year ended December 31, 2011 was 26% compared to 21% in 2010. On a U.S. GAAP basis, the pre-tax income margin was 23%.

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

The following table sets forth information relating to our operating expenses, excluding the accelerated compensation charge, for the year ended December 31, 2011 and the actual operating expenses for the years ended December 31, 2010 and 2009, which are reported net of reimbursements of certain expenses by our clients:

	For the Year Ended December 31,
	2011	2010	2009
	(in millions, except employee data)
Number of employees at year end (1)	316	323	290
Employee compensation and benefits expense (2)	$155.5	$159.9	$138.3
% of revenues (2)	53%	57%	46%
Non-compensation expenses	62.8	59.5	46.5
% of revenues	21%	21%	16%
Total operating expenses (2)	218.3	219.4	184.8
% of revenues (2)	74%	79%	62%
Total income before tax (2)	75.7	59.0	113.9
Pre-tax income margin (2)	26%	21%	38%

(1)	Includes managing directors and senior advisors.

(2)

Throughout the discussion of operating results for 2011, the information provided excludes the compensation charge of $7.0 million and related tax effect for the accelerated vesting of restricted stock awards for the two employees who passed away unexpectedly in December 2011. Management believes that the results, excluding this accelerated compensation charge, provide the most meaningful basis for comparison among present, historical and future periods. A reconciliation of the results, which exclude the accelerated compensation charge in 2011, to the U.S. GAAP results for year ended December 31, 2011 is presented within the discussion of operating expenses above.

Compensation and Benefits Expenses

The principal component of our operating expenses is employee compensation and benefits expense. Since our IPO in 2004, we have sought to keep our total compensation and benefits expense to a ratio that would not exceed 50% of total revenues each year. For each of the years 2005 through 2009, our ratio of compensation to revenues was 46%. For the years ended December 31, 2011 and 2010 the ratio of compensation to revenues was 53%(2) and 57%, respectively. The actual compensation expense ratio is determined by management in consultation with the Compensation Committee and based on such factors as the relative level of revenues, anticipated compensation requirements for our employees, the level of recruitment of new managing directors in any given period, the amount of compensation expense amortized for restricted stock units and related forfeitures and other relevant factors.

Our compensation costs consist of (i) base salary and benefits, (ii) annual incentive compensation payable as cash bonus awards and (iii) amortization of long-term incentive compensation awards of restricted stock units. Base salary and benefits are paid ratably throughout the year. Awards of restricted stock units are discretionary and are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally five years for the majority of the awards. As we

(2)

Throughout the discussion of operating results for 2011, the information provided excludes the compensation charge of $7.0 million and related tax effect for the accelerated vesting of restricted stock awards for the two employees who passed away unexpectedly in December 2011. Management believes that the results, excluding this accelerated compensation charge, provide the most meaningful basis for comparison among present, historical and future periods. A reconciliation of the results, which exclude the accelerated compensation charge in 2011, to the U.S. GAAP results for year ended December 31, 2011 is presented within the discussion of operating expenses above.

expense these awards, the restricted stock units recognized are recorded within stockholders’ equity. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including the performance of the firm, and are generally paid in February in respect of the preceding year.

For 2011, our fixed compensation cost, which is the sum of base salaries and benefits and the amortization of previously issued restricted stock units, was approximately $121 million, excluding the accelerated compensation charge. For 2010, our annual fixed compensation cost was approximately $135 million. The decrease in fixed compensation costs for the year ended December 31, 2011 as compared to the prior year resulted from lower base compensation and lower than expected charges for the amortization of restricted stock units due to the departure of certain employees, who in aggregate had a large amount of unvested restricted stock units. Based upon our current headcount we expect that our fixed compensation cost for 2012 will be slightly higher than our fixed compensation costs in 2011, primarily due to more normalized amortization of restricted stock units. Our fixed compensation cost may vary from year to year based on such factors as headcount, changes in charges for the amortization of restricted stock units and other related matters.

The aggregate amount of discretionary cash bonus payments generally represents the excess amount of the total compensation amount over the amount of base compensation and amortization of restricted stock awards. Cash bonus payments of $37.0 million, $24.9 million and $35.4 million were paid and/or accrued in 2009, 2010 and 2011, respectively. The majority of the payments in each of the last three years were made to professional employees who were not managing directors, consistent with our philosophy of providing our senior bankers a greater share of their compensation in the form of long term incentive compensation.

While our ratio of compensation to revenues declined from 2010 it was above 50% for 2011. It continues to be our objective to return towards our stated policy of a ratio of compensation to revenue not to exceed 50%. We will balance this policy goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and of continuing to expand our industry expertise and geographic reach.

2011 versus 2010. For the year ended December 31, 2011, on a U.S. GAAP basis, our employee compensation and benefits expenses were $162.6 million and excluding the accelerated compensation charge were $155.5 million compared to $159.9 million for the prior year. The decrease of $4.4 million, or 3%, principally resulted from lower amortization of restricted stock units due to the departure of certain employees who forfeited their awards. The compensation and benefits expenses, excluding the accelerated compensation charge, in 2011 also declined as compared to 2010 due to a reduction in the ratio of compensation expense to total revenues to 53% from 57% in 2010 given a slightly higher revenue base in 2011 as compared to 2010. For 2011, our first full year after the separation from the merchant banking business, the ratio of compensation expense, excluding the accelerated compensation charge, to advisory (rather than total) revenues was 51%. On a U.S. GAAP basis the ratio of compensation expense to total revenues was 55%.

2010 versus 2009. For the year ended December 31, 2010, our employee compensation and benefits expenses were $159.9 million as compared to $138.3 million of compensation and benefits expense for 2009. The increase of $21.6 million, or 16%, principally resulted from the significant recruitment of managing directors during 2010, including those who joined us as a result of the acquisition of Caliburn. For 2010, the ratio of compensation to revenues was 57% as compared to 46% in 2009.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular year depending upon the changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular year may not be indicative of compensation expense in future years.

Non-Compensation Expenses

Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, interest expense and other operating expenses. Reimbursed client expenses are netted against non-compensation expenses.

Over the long-term we expect that our non-compensation costs, particularly occupancy, travel and information services costs, will increase as we grow our business and make strategic investments. The amount of such increases will be dependent mostly on our geographic expansion to new locations and to a much lesser extent on our increase in headcount within our existing locations. Since 2009, our non-compensation costs have increased by $16.3 million, of which $10.3 million relates to our expansion in Japan and Australia. The remaining cost increases relate principally to occupancy costs for new U.S. offices, greater travel costs associated with business development by a greater number of employees, and professional fees related to the acquisition of Caliburn.

2011 versus 2010. For the year ended December 31, 2011, our non-compensation expenses were $62.8 million, compared to $59.5 million for the same period in 2010, reflecting an increase of $3.3 million or 5%. The increase in non-compensation expenses was primarily attributable to a full year of expenses related to Australia, greater occupancy costs as a result of the expansion of office space in existing locations, the amortization of the acquired Australian intangible assets for an additional quarter in 2011, and increased travel costs related to greater business development activities, offset in part by the absence in 2011 of professional fees associated with the acquisition in Australia.

Non-compensation expenses as a percentage of revenues remained at 21% for each of the years ended December 31, 2011 and 2010.

2010 versus 2009. For the year ended December 31, 2010, our non-compensation expenses were $59.5 million, compared to $46.5 million for the same period in 2009, reflecting an increase of $13 million or 28%. The increase in non-compensation expenses includes costs from our recently acquired Australian business of $6.7 million, including $2.4 million related to the amortization of acquired intangible assets, which will be fully amortized as of March 31, 2013. As compared to 2009 the remainder of the increase in costs related to higher occupancy, travel, and other costs related to the increase in personnel and transaction costs incurred for the Australian acquisition. Interest expense also increased due to higher average borrowings outstanding in 2010 as compared to 2009.

Non-compensation expenses as a percentage of revenues were 21% and 16% for the years ended December 31, 2010 and 2009, respectively. This increase in non-compensation expenses as a percentage of revenue in the year ended December 31, 2010 as compared to the prior year reflects higher expenses spread over lower revenues.

The firm’s non-compensation expenses as a percentage of revenue can vary as a result of a variety of factors including fluctuation in annual revenue amounts, changes in headcount, the amount of recruiting and business development activity, the amount of office expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of our short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenue in any particular year may not be indicative of the non-compensation expenses as a percentage of revenue in future years.

Provision for Income Taxes

We are subject to federal, foreign and state and local corporate income taxes in the United States. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.

2011 versus 2010. For the year ended December 31, 2011, on a U.S. GAAP basis the provision for taxes was $24.1 million and the effective tax rate was 35%. Excluding the tax impact of the accelerated compensation charge, the tax provision for the year ended December 31, 2011 was $26.8 million, which reflected an effective tax rate of 35%. This compares to a provision for taxes for the year ended December 31, 2010 of $19.5 million, which reflected an effective tax rate of 36% for the year. The increase in the provision for income taxes in the year ended December 31, 2011 as compared to 2010 was attributable to higher pre-tax income allocated to common shareholders partially offset by a lower effective rate due to an increase in the proportion of income earned in lower tax rate jurisdictions.

In 2011, we incurred a tax loss of $0.4 million in Germany. The loss attributable to Germany may be carried forward indefinitely to offset future taxable income earned in that jurisdiction. For purposes of our 2011 provision we expected to generate future earnings in Germany and other jurisdictions with tax loss carryforwards, which would allow us to fully utilize our tax loss carryforwards.

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

In 2010, we incurred tax losses in Europe, Canada and Japan of $23.6 million in the aggregate. The losses attributable to each jurisdiction may be carried forward for twenty years and longer to offset future taxable income in these respective jurisdictions. For purposes of our 2010 provision we expected to generate future earnings in each jurisdiction which would allow us to fully utilize our tax loss carryforwards. Approximately $8.0 million of our tax loss carryovers were utilized in 2011.

The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which the firm operates and invests. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Noncontrolling interest

For the year ended December 31, 2010, net income allocated to noncontrolling interests was $4.9 million, which reduced net income allocable to our common shareholders by that amount. This amount related to the arrangement we entered into with GCP Capital at the time of our sale of the merchant banking business in December 2009. Under that arrangement we managed and administered the merchant banking funds for GCP Capital during a transition period from December 22, 2009 through December 31, 2010. During that period the excess of management fees revenue over amounts paid for compensation and other operating costs associated with the management of the merchant funds accrued to the benefit of GCP Capital.

In accordance with the applicable accounting guidance for variable interest entities, because we controlled the merchant banking funds during 2010 and the general partners of such funds during 2010 and in prior years, we included all revenues and expenses of such entities in our consolidated results. The allocable portion of the economic profit of GCP Capital of $4.9 million in 2010 was not attributable to the firm and was recorded as net income allocated to noncontrolling interests.

Net Income and Earnings Per Share

2011 versus 2010. For the year ended December 31, 2011, net income allocated to common stockholders was $44.6 million, or $1.44 per diluted share, as compared to net income allocated to common stockholders of $34.5 million, or $1.12 per diluted share in 2010. The increase in earnings per share principally resulted from a greater increase in our total revenues than in our compensation and non-compensation costs as described above.

Net income available to common stockholders, after excluding the compensation charge incurred in connection with the accelerated vesting of restricted stock awards, as described herein, was $48.9 million for the year ended December 31, 2011, compared with net income available to common stockholders of $34.5 million for the year ended December 31, 2010, representing an increase of $14.4 million, or 42%. Diluted earnings per share for 2011, after exclusion of the accelerated compensation charge, were $1.58 as compared with diluted earnings per share of $1.12 for 2010, which represents an increase of 41%.

During 2011, our fully diluted average shares outstanding increased to 31.0 million from 30.8 million in 2010. The increase in our average shares outstanding principally related to the recognition of 0.5 million restricted stock unit awards, net of shares deemed repurchased by the firm for the settlement of employee tax liabilities arising upon the vesting of the awards, and the weighted average impact of the shares issued in 2010 in conjunction with the acquisition of Caliburn, partially offset by the weighted average impact of open market repurchases of 1.1 million shares. The average shares outstanding at December 31, 2011 does not include an additional 1.1 million contingent convertible preferred shares issued to the founding partners of Caliburn, which may be converted to an equal number of common shares of the firm in the event certain performance targets are achieved in the future. See “Note 3 — Acquisition, Note 9 — Equity and Note 10 — Earnings Per Share” of the Consolidated Financial Statements for a description of the convertible preferred shares.

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

During 2010, our fully diluted average shares outstanding increased to 30.8 million from 29.8 million in 2009. The increase in our average shares outstanding principally related to the issuance of 1.1 million shares in connection with the acquisition of Caliburn in April 2010 and the recognition of 0.4 million restricted stock unit awards, net of shares deemed repurchased by the firm for the settlement of employee tax liabilities arising upon the vesting of the awards, partially offset by both open market repurchases of 0.2 million shares and 0.3 million shares received in December 2009 from certain employees in conjunction with the sale of the merchant banking business. The average shares outstanding at December 31, 2010 does not include an additional 1.1 million contingent convertible preferred shares issued to the founding partners of Cailburn, which may be converted to an equal number of common shares of the firm in the event certain performance targets are achieved in the future. See “Note 3 — Acquisition, Note 9 — Equity and Note 10 — Earnings Per Share” of the Consolidated Financial Statements for a description of the convertible preferred shares.

Geographic Data

For a summary of the total revenues, income before taxes and total assets by geographic region, see “Note 16 — Business Information” to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. At December 31, 2011, we had cash and cash equivalents on hand of $62.1 million, of which $38.4 million were held outside the U.S.

We generate cash from our operating activities principally in the form of advisory fees and our investment activities in the form of distributions of investment proceeds. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as repurchase of shares of our common stock, the funding of our commitments to the merchant banking funds and leasehold improvements. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors. We incur non-recurring disbursements for repurchases of our common stock in open market purchases, the funding of our commitments to our previously sponsored merchant banking funds and leasehold improvements.

Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for fees generated through our private equity and real estate capital advisory services, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. As cash accumulates, it is retained in financial institutions with high credit ratings and/or invested in short-term investments which are expected to provide significant liquidity.

Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2012, cash bonuses and accrued benefits of $27.5 million relating to 2011 compensation were paid to our employees. In addition, we expect to pay approximately $7.9 million in 2012 related to income taxes owed in the United States and Australia for the year ended December 31, 2011.

To provide for working capital needs and other general corporate purposes in the United States, we have a $50.0 million revolving bank loan facility. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. Interest on borrowings is based on the higher of the Prime Rate or 4.0%. At December 31, 2011, we had $28.1 million outstanding under the revolving bank loan facility. The maturity date of the facility is April 30, 2012. Historically, the revolving loan facility has been renewed annually. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At December 31, 2011, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants.

We generate significant earnings outside the U.S. Historically, we have repatriated less than 50% of our foreign earnings. In 2011, we reviewed our reinvestment needs in our foreign locations and determined that based on our business model it is unlikely that we will have future needs that require us to permanently reinvest our foreign earnings in the local jurisdictions. Accordingly, we may repatriate foreign earnings in excess of our local working capital requirements and other forecast needs. To the extent we repatriate foreign earnings from jurisdictions with a lower tax rate than the U.S. we may be subject to an incremental amount of U.S. tax on such earnings. However, we currently have excess foreign tax credits which are available to offset any incremental U.S. tax amount. As a result we would not expect to incur incremental U.S. tax from any such repatriations in the near future.

During 2011, we began to liquidate our investments in our previously sponsored merchant banking funds and Iridium. In the second and third quarters of 2011 we sold substantially all of our interests in GCP II and all of our interests in GSAVP to unaffiliated third parties and received proceeds of $49.4 million, in aggregate. Additionally, in the fourth quarter of 2011, we initiated a trading plan to sell our entire interest in Iridium over a period of approximately two years; we generated sale proceeds of $5.8 million in 2011.

At December 31, 2011, our investment in Iridium had a value of $68.9 million, which represents approximately 12% of Iridium’s fully diluted common stock. Our first sale of our Iridium common stock occurred on October 3, 2011, and subsequent sales will continue systematically under the plan until all of our interests in Iridium have been sold. The plan calls for the sale of our shares in Iridium in small daily increments, which represent a small percentage of recent daily trading volume levels. Specifically, we will sell 15,000 shares of Iridium common stock per trading day when the prior day’s closing price of Iridium common stock is below $8.50, or 20,000 shares per day when the prior day’s closing price is between $8.50 and $9.50, or 25,000 shares per day when the prior day’s closing price is above $9.50. The only exception is that we will not sell shares on the last five trading days of any calendar quarter. We expect to use the net proceeds from the sales to repurchase our common stock.

Our deferred tax liabilities, which were $20.4 million as of December 31, 2011, principally relate to the unrealized gain in our investment in Iridium. The amount of the deferred tax liability may increase or decrease from period to period depending upon the change in the quoted market value and is expected to decrease over time as we realize taxable gains upon the sale of that investment. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods. Our current tax liability will increase at the time we realize investment gains.

The sales in 2011 of substantially all of our interests in GCP II and our entire interest in GSAVP were structured as transfers of capital interests and have been accounted for as sales in accordance with accounting guidance for financial asset transfers. In conjunction with the sale of GCP II the purchasers have the right, exercisable in December 2012, to cause the firm to repurchase their interests in either of two specified portfolio companies subject to Put Options for an aggregate value of $14.3 million, which had an estimated fair value of $10.5 million at December 31, 2011. Because we cannot be certain of the variables that the purchasers will evaluate to determine whether or not they will exercise either or both of the Put Options, we are unable to estimate the likelihood that the Put Options will be exercised.

At December 31, 2011, our remaining investments in previously sponsored and other merchant banking funds, excluding the estimated fair value of $10.5 million of our interest subject to the Put Options, were valued at $31.1 million, of which GCP Europe represented $24.0 million (or £15.4 million). Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term.

At December 31, 2011, we had unfunded commitments (not reflected on our balance sheet) of $16.0 million relating to future principal investments in certain of the merchant banking funds, which included unfunded commitments to GCP Europe of $11.9 million (or £7.7 million), which may be drawn through December 2012. We had unfunded commitments of $4.1 million to other merchant banking funds, the majority of which may be drawn through November 2015. For each of the merchant banking funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two-year period after the expiration of the commitment period. Our remaining commitments to our merchant banking funds, principally GCP Europe, may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of capital calls or distribution of investment proceeds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”

During the year ended December 31, 2011, the firm repurchased 1,068,719 shares of its common stock in open market purchases at an average price of $43.71. Additionally, during the year ended December 31, 2011, the firm is deemed to have repurchased 283,774 shares of its common stock at an average price of $67.19 per share (for a total cost of $19.1 million) in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In aggregate in 2011, the firm repurchased 1,352,493 shares of our common stock and common stock equivalents at an average price of $48.64 for a total purchase cost of $65.8 million. In February 2012, the firm is deemed to have repurchased an additional 146,875 shares of its common stock at an average price of $46.83 per share (for a total cost of $6.9 million) in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units that vested in January 2012. Based upon the number of restricted stock unit grants outstanding at February 15, 2012, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $65.2 million (as calculated based upon the closing share price as of February 15, 2012 and assuming a withholding tax rate of 43%) over the next five years, of which an additional $2.0 million will be payable in 2012, $14.2 million will be payable in 2013, $18.6 million will be payable in 2014, $12.5 million will be payable in 2015, $9.6 million will be payable in 2016, and $8.3 million will be payable in 2017.

We will realize a corporate income tax benefit concurrently with the cash settlement payments. In January 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock during 2012. While we expect to fund repurchases of shares (if any) with proceeds from our investments and/or operating cash flow we are unable to predict the timing or magnitude of our share repurchases.

Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of the firm’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. Based on the revenues generated since the acquisition we believe it is probable that the revenue target for the first tranche, which will be measured on the third anniversary will be met. If, however, the performance target for either tranche is not achieved, the contingent convertible preferred shares in such tranche will be cancelled. In addition to the equity issued to the sellers, the selling shareholders and certain other non-founding partners received a post closing distribution of profits accrued prior to the acquisition date of approximately $6.9 million. In connection with the acquisition, we assumed Caliburn’s deferred compensation plan and acquired a corresponding amount of both cash and equity mutual fund investments of approximately $11.3 million. The amount payable under such plan will be funded through the liquidation of the cash and equity mutual fund investments in the plan principally over the period ending 2013. As of December 31, 2011, the assets held under the deferred compensation plan were $2.3 million.

While we believe that the cash generated from operations, proceeds from the sale of Iridium and our merchant banking investments and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividends payments, share repurchases, commitments to the merchant banking activities, and build-out costs of new office space, we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs. There is no assurance, if our credit facility is not renewed with the current lender, that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to repatriate funds to the U.S., liquidate some of our remaining principal investments or issue additional securities, reduce operating costs or a combination of each, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such need.

Cash Flows

2011. Cash and cash equivalents decreased by $16.2 million in 2011, including a decrease of $0.5 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $97.7 million in operating activities, including $113.5 million from net income after giving effect to the non-cash items and a net decrease in working capital of $15.8 million (principally from an increase in advisory fees receivable, offset by an increase in accrued compensation payable). We generated $46.7 million from investing activities, primarily related to the sale of our interests in two merchant banking funds for $49.4 million, proceeds from our sale of Iridium of $5.8 million and distributions from other merchant banking funds of $2.3 million, which were used in part to fund $7.8 million for capital calls on our remaining merchant banking fund investments and $2.9 million for the build-out of new office space. We used $160.1 million in financing activities, including $38.9 million of net repayments of principal on our revolving loan facility, $55.8 million for the payment of dividends, $46.7 million for open market repurchases of our common stock, $19.1 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units (net of $1.4 million of tax benefits from the delivery of restricted stock units), and $1.0 million of distributions of excess 2010 profits to GCP Capital.

2010. Cash and cash equivalents increased by $3.8 million in 2010, including an increase of $5.1 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $68.2 million in operating activities, including $83.4 million from net income after giving effect to the non-cash items and a net decrease in working capital of $15.2 million (principally from a decrease in advisory fees receivable, offset by an increase in other assets and a decrease in accrued compensation payable). We used $6.8 million in investing activities, including $16.2 million related to the funding of commitments in the merchant banking funds and other investments, $8.1 million for the build-out of new office space and purchases of other equipment, $3.0 million for the payment of post closing working capital distribution to the founders of Caliburn, partially offset by $20.6 million of distributions received from merchant banking investments. We used $62.7 million for financing activities, including $24.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of vested restricted stock units, $12.4 million for the repurchase of our common stock in the open market, $4.2 million of excess profit distributions to GCP Capital and $56.9 million for the payment of dividends, partially offset by $29.9 million of net borrowings from our revolving loan facility.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2011:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in millions)
Operating lease obligations	$97.5	$15.0	$25.5	$21.2	$35.8
Revolving loan facility	28.1	28.1	—	—	—
Merchant banking and other commitments (a)	16.0	13.1	2.9	—	—

Total(b)	$141.6	$56.2	$28.4	$21.2	$35.8

(a)

We may be required to fund our merchant banking commitments at any time through 2015, depending on the timing and level of investments by GCP Europe, Greenhill Capital Partners III LP (“GCP III”) and other merchant banking funds, although we do not expect these commitments to be drawn in full. Since the merchant banking commitments can be drawn at any time over the life of the commitment period, the amounts above are shown as if spread ratably over the life of the primary commitment period. The remaining commitment outstanding to GCP Europe has been converted from pounds sterling to U.S. dollars at the effective rate as of December 31, 2011 for purposes of inclusion in this table.

(b)

Total contractual obligations have not been reduced by approximately $4.7 million in minimum sublease rentals due during the period 2012 to 2015 under a sublease from GCP Capital. The sublease may be terminated at GCP Capital’s option in December 2013 pursuant to the terms of the sublease agreement.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Market Risk

We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in GCP, GCP Europe, other merchant banking funds, Iridium and other investments.

We maintain our cash and cash equivalents with financial institutions with high credit ratings. We may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the firm is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. We monitor the quality of these investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our short term cash investments are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, and yen, and we face foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. We may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency.

With regard to our investments in both merchant banking funds and Iridium we face exposure to changes in the estimated fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of Iridium and also of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments in publicly traded securities held by us. This analysis showed that if we assume that at December 31, 2011, the market prices of all public securities held by us were 10% lower, the impact on our operations would be a decrease in revenues of $6.9 million.

In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 51% of our revenues for the year ended December 31, 2011 were denominated) and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We do, however, determine the amount of compensation paid to all global employees as a percentage of the U.S. dollar revenue amount. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. During the year ended December 31, 2011, as compared to 2010, the value of the U.S. dollar weakened slightly to the pound sterling, euro, Australian dollar and Canadian dollar. The value of the U.S. dollar remained relatively constant to the yen in 2011. Accordingly, our earnings in 2011 were slightly higher than they would have been in the same period in the prior year had the value of the U.S. dollar relative to those other currencies remained constant. While our earnings are subject to volatility from foreign currency changes we do not believe we face any material risk in this respect.

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

Revenue Recognition

Advisory Revenues

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

If certain financial returns are achieved over the life of the fund, the firm recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors, except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. We may be required to repay a portion of the overrides paid to the limited partners of the funds in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The firm would be required to establish a reserve for potential clawbacks if we were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2011, the firm believes it is more likely than not that the amount of profit overrides recognized as revenue will be realized and accordingly, the firm has not reserved for any clawback obligations under applicable fund agreements.

Cash and Cash Equivalents

The firm considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits.

Investments

The firm’s investments in the merchant banking funds are recorded under the equity method of accounting based upon the firm’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The firm’s other investments, which consider the firm’s influence or control of the investee, are recorded at either estimated fair value or under the equity method of accounting based, in part, upon the firm’s proportionate share of the investee’s net assets.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth above in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk”.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are listed in “Item 15. Exhibits and Financial Statement Schedules”.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Based upon their evaluation of the firm’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this 2011 Form 10-K, the firm’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no changes in the firm’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on the firm’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are included on pages F-2 — F-4 of this report.

In addition, on May 17, 2011 our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding members of the Board of Directors and Greenhill’s Corporate Governance will be presented in the “Information Regarding the Board of Directors and Corporate Governance” section of Greenhill’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on April 18, 2012, and is incorporated herein by reference. Information regarding our executive officers is included on pages 22 and 23 of this Form 10-K under the caption “Executive Officers and Directors.”

Item 11.  Executive Compensation

Information regarding executive compensation will be presented in the “Executive Compensation – Compensation, Discussion and Analysis” section of Greenhill’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on April  18, 2012, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the “Security Ownership of Directors, Officers and Certain Beneficial Owners” section of Greenhill’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on April 18, 2012, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related party transactions, and director independence will be presented in the “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance – Director Independence” sections of Greenhill’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on April  18, 2012, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be presented in the “Audit Committee Report and Payment of Fees to Auditors” section of Greenhill’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be held on April 18, 2012, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Greenhill & Co., Inc. and Subsidiaries

Management’s Report on Internal Control over Financial Reporting

Management of Greenhill & Co., Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Greenhill & Co., Inc.

We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of Greenhill & Co., Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhill & Co., Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Greenhill & Co., Inc.

We have audited Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011 of Greenhill & Co., Inc. and subsidiaries and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 27, 2012

Greenhill & Co., Inc. and Subsidiaries

Consolidated Statements of Financial Condition

As of December 31,

(in thousands except share and per share data)

	2011	2010
Assets
Cash and cash equivalents ($7.3 million and $7.7 million restricted from use at December 31, 2011 and 2010, respectively)	$62,050	$78,227
Advisory fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.0 million at December 31, 2011 and 2010, respectively	53,274	30,187
Other receivables	1,130	2,899
Property and equipment, net of accumulated depreciation of $50.2 million and $45.8 million at December 31, 2011 and 2010, respectively	15,995	17,563
Other investments	73,326	87,373
Investments in merchant banking funds	39,535	73,533
Goodwill	161,664	162,507
Deferred tax asset	48,307	47,842
Other assets	5,462	8,546

Total assets	$460,743	$508,677

Liabilities and Equity
Compensation payable	$34,913	$30,515
Accounts payable and accrued expenses	15,506	13,268
Financing liability	14,302	—
Bank loan payable	28,100	67,000
Deferred tax liability	20,368	25,032

Total liabilities	113,189	135,815
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 35,775,557 and 35,117,356 shares issued as of December 31, 2011 and 2010, respectively; 28,647,312 and 29,341,604 shares outstanding as of December 31, 2011 and 2010, respectively	358	351
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued and outstanding as of December 31, 2011 and 2010	46,950	46,950
Restricted stock units	99,916	89,365
Additional paid-in capital	412,283	368,090
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2011 and 2010; 110,191 shares outstanding as of December 31, 2011 and 2010	6,578	6,578
Retained earnings	173,374	184,621
Accumulated other comprehensive income	3,128	5,127
Treasury stock, at cost, par value $0.01 per share; 7,128,245 and 5,775,752 shares as of December 31, 2011 and 2010, respectively	(396,386)	(330,602)

Stockholders’ equity	346,201	370,480
Noncontrolling interests	1,353	2,382

Total equity	347,554	372,862

Total liabilities and equity	$460,743	$508,677

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,

(in thousands except share and per share data)

	2011	2010	2009
Revenues
Advisory revenues	$302,833	$252,201	$215,993
Merchant banking and other investment revenues	(9,907)	25,681	82,300
Interest income	1,067	447	352

Total revenues	293,993	278,329	298,645
Expenses
Employee compensation and benefits	162,578	159,882	138,298
Occupancy and equipment rental	17,457	15,750	11,706
Depreciation and amortization	8,009	5,986	4,117
Information services	7,273	6,805	5,704
Professional fees	5,694	7,329	6,756
Travel related expenses	10,860	10,129	7,774
Interest expense	2,040	2,077	1,295
Other operating expenses	11,413	11,420	9,101

Total expenses	225,324	219,378	184,751
Income before taxes	68,669	58,951	113,894
Provision for taxes	24,086	19,530	42,736

Consolidated net income	44,583	39,421	71,158
Less: Net income (loss) allocated to noncontrolling interests	6	4,895	(82)

Net income allocated to common stockholders	$44,577	$34,526	$71,240

Average shares outstanding:
Basic	31,020,894	30,726,628	29,663,616
Diluted	31,034,817	30,776,034	29,753,609
Earnings per share:
Basic	$1.44	$1.12	$2.40
Diluted	$1.44	$1.12	$2.39
Dividends declared and paid per share	$1.80	$1.80	$1.80

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,

(in thousands)

	2011	2010	2009
Consolidated net income	$44,583	$39,421	$71,158
Currency translation adjustment, net of tax	(1,999)	13,865	8,671

Comprehensive income	42,584	53,286	79,829
Less: Net income (loss) allocated to noncontrolling interests	6	4,895	(82)

Comprehensive income allocated to common stockholders	$42,578	$48,391	$79,911

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Years Ended December 31,

(in thousands)

	2011	2010	2009
Common stock, par value $0.01 per share
Common stock, beginning of the year	$351	$332	$328
Common stock issued	7	19	4

Common stock, end of the year	358	351	332

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	46,950	—	—
Contingent convertible preferred stock issued	—	46,950	—

Contingent convertible preferred stock, end of the year	46,950	46,950	—

Restricted stock units
Restricted stock units, beginning of the year	89,365	81,220	59,525
Restricted stock units recognized	53,143	43,214	40,527
Restricted stock units delivered	(42,592)	(35,069)	(18,832)

Restricted stock units, end of the year	99,916	89,365	81,220

Additional paid-in capital
Additional paid-in capital, beginning of the year	368,090	237,717	213,366
Common stock issued	42,794	125,850	23,604
Restricted stock unit cash settlement	—	(1,010)	—
Tax benefit from the delivery of restricted stock units	1,399	5,533	747

Additional paid-in capital, end of the year	412,283	368,090	237,717

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	6,578	7,937	12,442
Exchangeable shares of subsidiary delivered	—	(1,359)	(4,505)

Exchangeable shares of subsidiary, end of the year	6,578	6,578	7,937

Retained earnings
Retained earnings, beginning of the year	184,621	206,975	189,357
Dividends	(55,824)	(56,880)	(53,622)
Net income allocated to common stockholders	44,577	34,526	71,240

Retained earnings, end of the year	173,374	184,621	206,975

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	5,127	(8,738)	(17,409)
Currency translation adjustment, net of tax	(1,999)	13,865	8,671

Accumulated other comprehensive income (loss), end of the year	3,128	5,127	(8,738)

Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(330,602)	(293,391)	(259,361)
Repurchased	(65,784)	(37,211)	(9,646)
Sale of certain merchant banking assets	—	—	(24,384)

Treasury stock, end of the year	(396,386)	(330,602)	(293,391)

Total stockholders’ equity	346,201	370,480	232,052

Noncontrolling interests
Noncontrolling interests, beginning of the year	2,382	1,502	1,818
Net income (loss) allocated to noncontrolling interests	6	4,895	(82)
Contributions from noncontrolling interests	—	164	34
Distributions to noncontrolling interests	(1,035)	(4,179)	(268)

Noncontrolling interests, end of the year	1,353	2,382	1,502

Total equity	$347,554	$372,862	$233,554

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

(in thousands)

	2011	2010	2009
Operating activities:
Consolidated net income	$44,583	$39,421	$71,158
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	8,009	5,986	4,117
Net investment (gains) losses	13,954	(11,724)	(43,080)
Restricted stock units recognized and common stock issued	53,351	53,800	40,803
Deferred taxes	(5,538)	(2,985)	10,940
Deferred gain on sale of certain merchant banking assets	(829)	(1,100)	(21,824)
Changes in operating assets and liabilities:
Advisory fees receivable	(23,087)	(2,019)	235
Due to (from) affiliates	(141)	(15)	615
Other receivables and assets	1,423	8,403	(955)
Compensation payable	4,873	(8,704)	12,407
Accounts payable and accrued expenses	3,208	(3,980)	(12,970)
Settlement of restricted stock units in cash	(2,093)	(8,926)	—

Net cash provided by operating activities	97,713	68,157	61,446
Investing activities:
Purchases of investments	(7,839)	(16,216)	(7,555)
Caliburn acquisition, net of cash received	—	(3,030)	—
Proceeds from sales of investments	55,199	—	—
Distributions from investments	2,285	20,615	12,449
Purchases of property and equipment	(2,941)	(8,127)	(4,674)

Net cash provided by (used in) investing activities	46,704	(6,758)	220
Financing activities:
Proceeds from revolving bank loan	94,620	116,175	106,025
Repayment of revolving bank loan	(133,520)	(86,325)	(95,375)
Contributions from noncontrolling interests	—	164	34
Distributions to noncontrolling interests	(1,035)	(4,179)	(268)
Dividends paid	(55,824)	(56,879)	(53,623)
Purchase of treasury stock	(65,784)	(37,211)	(9,646)
Net tax benefit from the delivery of restricted stock units and payment of dividend equivalents	1,399	5,533	747

Net cash used in financing activities	(160,144)	(62,722)	(52,106)
Effect of exchange rate changes on cash and cash equivalents	(450)	5,077	2,064

Net increase (decrease) in cash and cash equivalents	(16,177)	3,754	11,624
Cash and cash equivalents, beginning of year	78,227	74,473	62,849

Cash and cash equivalents, end of year	$62,050	$78,227	$74,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,739	$2,438	$1,253
Cash paid for taxes, net of refunds	$20,840	$12,195	$41,708
Supplemental disclosure of non-cash information:
Common stock proceeds from the sale of certain merchant banking assets	$—	$—	$24,384

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

GCI and GCEI are engaged in investment banking activities in the U.K. and Europe, respectively, and are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCJ and GCC are engaged in investment banking activities in Japan and Canada, respectively. GCJ is registered with the Kanto Local Finance Bureau in Japan and is subject to regulation by the Financial Services Agency in Japan.

On April 1, 2010, Greenhill acquired all of the outstanding capital stock of Caliburn Partnership Pty Limited (“Caliburn”, which was renamed Greenhill Caliburn Pty Limited), an Australian-based independent advisory firm. The Company, through Greenhill Caliburn, engages in investment banking activities in Australia and New Zealand. Greenhill Caliburn is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”). See “Note 3 — Acquisition”.

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

The Company’s U.S and international wholly-owned subsidiaries that invest in merchant banking funds include Greenhill Capital Partners, LLC (“GCPLLC”) and Greenhill Venture Partners, LLC (“GVP”). The Company also owns a majority of the interests in Greenhill Capital Partners II, LLC (“GCPII LLC”), which currently has no operations. Greenhill Capital Partners Europe LLP (“GCPE”) was a wholly-owned subsidiary of the Company, however, as a result of the separation from the merchant banking business, as of December 31, 2010, GCPE is no longer included in the consolidated results.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Financial Information

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP), which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

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

Revenue Recognition

Advisory Revenues

The Company recognizes advisory fee revenues for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The Company recognizes private equity and real estate capital advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as advisory fee revenue over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $6.5 million, $5.9 million and $4.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

If certain financial returns are achieved over the life of the fund, the Company recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Profit overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2011, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 4 — Investments — Affiliated Merchant Banking Funds” for further discussion of the merchant banking revenues recognized.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash.

At December 31, 2011 and 2010, the Company had $62.1 million and $78.2 million of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At December 31, 2011 and 2010, the carrying value of the Company’s cash equivalents amounted to $2.1 million and $9.4 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.

Also included in the total cash and cash equivalents balance at December 31, 2011 and 2010 was restricted cash of $7.3 million and $7.7 million, respectively (including $2.9 million and $3.3 million restricted for the payout of the Greenhill Caliburn deferred compensation plan, respectively). See “Note 3 — Acquisition” and “Note 13 — Commitments and Contingencies”.

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

Advisory Fees Receivables

Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.1 million for the year ended December 31, 2011 and did not record bad debt expense for the years ended December 31, 2010 and 2009.

Included in the total advisory fee receivable balance at December 31, 2011 and 2010 were $21.3 million and $4.5 million of long term receivables related to private equity and real estate capital advisory engagements which are generally paid in installments over a period of three years.

Credit risk related to advisory fees receivable is disbursed across a large number of customers located in various geographic areas.

Investments

The Company’s investments in the Merchant Banking Funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The Company’s other merchant banking investments, including Iridium, which consider the Company’s influence or control of the investee, are recorded at either estimated fair value or under the equity method of accounting based, in part, upon the Company’s proportionate share of the investee’s net assets.

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

Derivative Instruments

The Company accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the Company records warrants at estimated fair value in the consolidated statements of financial condition with changes in estimated fair value during the period recorded in merchant banking and other investment revenues in the consolidated statements of income. The Iridium $11.50 warrants, which were held by the Company prior to their conversion to shares of Iridium common stock in June 2011, were not designated as hedging instruments.

Noncontrolling Interests

The Company records the noncontrolling interests of other consolidated entities as equity in the consolidated statements of financial condition. Additionally, the consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders.

The portion of the consolidated interests in the general partners of certain of the Merchant Banking Funds not held by the Company is presented as noncontrolling interest in equity. See “Note 4 — Investments — Affiliated Merchant Banking Funds”.

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

Note 3 – Acquisition

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

The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Caliburn have been included in the consolidated statement of income from the date of acquisition. The Company incurred $1.2 million of costs related to the Acquisition which were included as a component of professional fees in the consolidated statements of income for the year ended December 31, 2010.

The total purchase price of $137.2 million (AUS $149.6 million) was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2010, the date of the acquisition, as follows (in thousands):

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

The fair value of the identifiable intangible assets acquired, which consist of the trade name, the backlog of investment banking client assignments that existed at the time of the closing, and customer relationships, is based, in part, on a valuation using an income approach, market approach or cost approach, as appropriate, and has been included in other assets on the consolidated statement of financial condition. The estimated fair value ascribed to the identifiable intangible assets is amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between 2 to 3 years. For the years ended December 31, 2011 and 2010, the Company recorded $3.5 million and $2.4 million, respectively, of amortization expense in respect of these assets.

In addition to the equity consideration provided to the sellers, under the terms of the Share Sale Agreement, the selling shareholders and certain other non-founding partners received post closing distributions of profits accrued prior to the acquisition date of approximately $6.9 million (AUS $7.6 million).

In connection with the Acquisition the Company assumed amounts due under Caliburn’s deferred compensation plan and acquired a corresponding amount of investments of approximately $11.3 million (AUS $12.3 million). Under this plan a portion of certain employees’ compensation was deferred and invested in cash or, at the election of each respective employee, in certain mutual fund investments. The cash and mutual fund investments will be distributed to those employees of Greenhill Caliburn, who were employed on the date of acquisition, over a 7 year period ending in 2016. During the year ended December 31, 2011, distributions of $1.6 million (AUS $1.6 million) were made from the mutual fund investments since the date of the acquisition in accordance with the terms of the plan. The invested assets relating to this plan have been recorded on the consolidated statement of financial condition as components of both cash and cash equivalents and other investments. The deferred compensation liability relating to the plan has been recorded on the consolidated statement of financial condition as a component of compensation payable. Subsequent to the Acquisition the Company has discontinued future participation in the plan. See “Note 2 — Summary of Significant Accounting Policies — Cash and Cash Equivalents” and “Note 4 — Investments — Other Investments”.

In conjunction with the Acquisition, the Company granted at closing 275,130 restricted stock units to current employees of Greenhill Caliburn. These awards will vest ratably over four or five years from the date of grant subject to continued employment and will amortize over the service period. In addition, the Company granted at closing performance based restricted stock units (“Performance RSUs”) of which 104,848 remain outstanding at December 31, 2011. The Performance RSUs will vest on the third and fifth anniversaries of the closing subject to the achievement of the same revenue targets as the Performance Stock. Amortization of each tranche of the Performance RSUs will begin at the time it is deemed probable that the revenue targets will be achieved and the value of the award at that date will be amortized over the remaining vesting period of each award. If the performance requirements for the Performance RSUs are not achieved, the Performance RSUs will be cancelled and no amount will be expensed. Based upon the revenues earned by Greenhill Caliburn through December 31, 2011, the Company deems it probable that the revenue target related to the awards which will vest on the third anniversary will be achieved and accordingly, has expensed $3.0 million for the year ended December 31, 2011 related to the Performance RSUs. No amounts were expensed for the year ended December 31, 2010.

Set forth below are the Company’s summary consolidated results of operations for the year ended December 31, 2011 and the Company’s summary unaudited pro forma results of operations for the year ended December 31, 2010. The unaudited pro forma results of operations for the year ended December 31, 2010 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2010.

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

	For the Year Ended December 31,
	2011	2010
	(in millions)
	(actual)	(unaudited pro forma)
Revenues	$294.0	$282.7
Income before taxes	68.7	59.0
Net income allocated to common stockholders	44.6	34.6
Diluted earnings per share	$1.44	$1.12

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

Note 4 — Investments

Affiliated Merchant Banking Funds

In December 2009, the Company sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a 24% ownership interest in GCPII LLC, to GCP Capital Partners Holdings LLC (“GCP Capital”), an entity not controlled by the Company. The Company retained a 76% interest in GCPII LLC. Under the terms of the separation agreement, the general partners of the Merchant Banking Funds delegated to GCPII LLC their obligation to manage and administer the affiliated funds during a transition period, which ended on December 31, 2010. Effective January 1, 2011, the Company no longer managed the Merchant Banking Funds.

As consideration for the sale of the merchant banking business, the Company received 289,050 shares of its common stock with a value of $24.4 million. The Company recognized a gain of $21.8 million in 2009 and deferred $2.6 million of the gain on the sale related to non-compete and trademark licensing agreements, which is amortizing over a five year period ending in 2014. For the years ended December 31, 2011 and 2010, deferred gains of $0.8 million and $1.1 million were recognized, respectively.

During 2010, the Company recorded the revenues and expenses related to management of the Merchant Banking Funds in its consolidated results. However, during that period GCP Capital had a preferred economic interest in the first $10.0 million of profits of GCP II LLC and accordingly, the excess of management fee revenue over amounts incurred for compensation and other operating expenses during 2010 that accrued to the benefit of GCP Capital is presented as noncontrolling interest expense, which reduced net income allocated to common shareholders.

Prior to 2011, the Company’s management fee income consisted of fees paid by the Merchant Banking Funds and other transaction fees paid by the portfolio companies. Effective January 1, 2011, the Company no longer receives any management fees and it delegated the management of the Merchant Banking Funds to GCP Capital.

In June 2011, the Company sold substantially all of its capital interests in GCP II and its affiliated funds to certain unaffiliated third parties and certain principals of GCP Capital for an aggregate purchase price of $44.8 million, which represented the Company’s carrying value of such capital interest as of March 31, 2011. The transaction agreement provided that the purchasers have the right, exercisable only in December 2012, to cause the Company to repurchase each of the capital account interests attributable to two specified portfolio companies of GCP II at a specified aggregate price of $14.3 million, subject to adjustments for distributions or capital calls (the “Put Options”). The transfer of the GCP II capital interests, which were not associated with the Put Options, was accounted for as a sale in accordance with accounting guidance for financial asset transfers. The GCP II capital account interests associated with the Put Options did not meet the requirements of sale accounting and therefore have been accounted for as secured borrowings in accordance with accounting guidance for financial asset transfers. In accordance with that guidance, the Company continues to record these capital interests subject to the Put Options as a component of investments in merchant banking funds on the consolidated statements of financial condition and will recognize its proportional share of earnings or loss related to the capital interests subject to the Put Options on the consolidated statements of income. The Company also recorded a corresponding liability for the consideration received, which has been included as a financing liability on the consolidated statements of financial condition. For the year ended December 31, 2011, the Company recorded a loss related to the capital interests subject to the Put Options of $3.8 million, which has been included as a component of merchant banking and other revenues on the consolidated statement of income.

In 2011, the Company also sold all of its capital interests in GSAVP and its affiliated funds to an unaffiliated third party for a purchase price of $4.6 million, which represented the Company’s carrying value of such capital interests as of March 31, 2011. The transfer of all the capital interests related to GSAVP has been accounted for as a sale in accordance with accounting guidance for financial asset transfers, with no associated gain or loss recorded for the year ended December 31, 2011.

Prior to 2011, the Company was the general partner of the Merchant Banking Funds. In addition to recording its direct investments in the affiliated funds, the Company consolidated each general partner in which it has a majority economic interest. In conjunction with the sale of the merchant banking business, the Company transferred ownership of the general partner of GCP Europe to GCP Capital. Further, in conjunction with the sale of its capital interests in GSAVP and its affiliated funds, ownership of the general partner of GSAVP was transferred to an unaffiliated third party. As of December 31, 2011 the Company continues to retain control only of the general partner of GCP I and GCP II and consolidates the results of each such general partner.

Investment gains or losses from merchant banking and other investment activities are comprised of investment income, realized and unrealized gains or losses from the Company’s investment in the Merchant Banking Funds, Iridium, certain other investments, and the consolidated earnings of the general partners in which it has a majority economic interest, offset by allocated expenses of the funds.

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

The Company’s merchant banking and other investment revenues, by source, are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Management fees	$—	$12,857	$17,396
Net realized and unrealized gains (losses) on investments in merchant banking funds	(4,534)	6,742	3,474
Net realized and unrealized merchant banking profit overrides	—	188	(738)
Net realized and unrealized gains (losses) on investment in Iridium	(6,184)	5,044	42,180
Other realized and unrealized investment income	—	(250)	(1,836)
Sale of certain merchant banking assets	811	1,100	21,824

Total merchant banking and other investment revenues	$(9,907)	$25,681	$82,300

The carrying value of the Company’s investments in the Merchant Banking Funds are as follows:

	As of December 31,
	2011	2010
	(in thousands)
Investment in GCP Europe	$23,951	$18,271
Investment in GCP II	1,609	46,533
Investment in GCP II subject to Put Options	10,520	—
Investment in GSAVP	—	4,726
Investment in other merchant banking funds	3,455	4,003

Total investments in the Merchant Banking Funds	$39,535	$73,533

The Company’s investment in other merchant banking funds are principally comprised of the remaining investments in GCP I and Greenhill Capital Partners III (“GCP III”).

The investment in GCP I included $0.3 million at December 31, 2011 and 2010, related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its general partner. The investment in GCP II included $1.1 million at December 31, 2011 and 2010, respectively, related to the noncontrolling interests in the general partner of GCP II.

During 2010, the excess of GCPII LLC and GCPE’s management fee revenue over the amounts incurred for compensation and other operating expenses, of $4.9 million, accrued to the benefit of GCP Capital, is presented as net income allocated to noncontrolling interest. During 2011 and 2010, the Company made distributions, inclusive of a working capital adjustment, of $1.0 million and $4.2 million, respectively, to GCP Capital.

Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of the Merchant Banking Funds at December 31, 2011 and 2010. This amount may increase or decrease depending on the change in the fair value of GCP I, and is payable, subject to clawback, at the time cash proceeds are realized.

As of December 30, 2011, the Company had unfunded commitments of $15.9 million, which included unfunded commitments to GCP Europe of $11.9 million (or £7.7 million) and GCP III of $3.9 million, which may be drawn through December 2012 and November 2015, respectively. For each of the funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two year period after the expiration of the commitment period. In addition, the Company had an unfunded commitment of $0.1 million to GCP II, which may be drawn through June 2012.

Other Investments

The Company has other investments including investments in Iridium, Barrow Street Capital III, LLC (“Barrow Street III”) and certain deferred compensation plan investments related to the Caliburn Acquisition. The Company’s other investments are as follows:

	As of December 31,
	2011	2010
	(in thousands)
Iridium Common Stock	$68,881	$73,623
Iridium $11.50 Warrants	—	7,280
Barrow Street III	2,107	2,383
Deferred compensation plan investments	2,338	4,087

Total other investments	$73,326	$87,373

Iridium

At December 31, 2011, the Company owned 8,934,016 shares of Iridium common stock (NASDAQ:IRDM) and had a fully diluted share ownership in Iridium of approximately 12%. At December 31, 2010, the Company also owned warrants to purchase 4,000,000 additional shares of Iridium common stock at $11.50 per share (“Iridium $11.50 Warrants”) (NASDAQ: IRDMZ). In June 2011, the Company participated in Iridium’s tender offer to exchange its Iridium $11.50 Warrants, which permitted any holder of such warrants to receive one common share of Iridium Common Stock for every 4.55 warrants validly tendered. The Company tendered 4,000,000 Iridium $11.50 Warrants in exchange for 880,000 shares of Iridium common stock. In October 2011, the Company initiated a plan to sell its interest in Iridium over a period of approximately two years. In 2011, the Company sold 870,000 shares of Iridium pursuant to such plan at an average price per share of $6.72.

At December 31, 2010, the Company owned 8,924,016 shares of Iridium Common Stock and had a fully diluted ownership of approximately 12%.

At December 31, 2011 and 2010, the carrying value of the investment in Iridium common stock was valued at its closing quoted market price. During the period that the Iridium $11.50 Warrants were outstanding an active trading market did not exist for those warrants. Accordingly, for each period the Iridium $11.50 Warrants were outstanding the Company used an internally developed model to value such warrants, which took into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (i) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (ii) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligation and various equity volatility measures, including historical volatility of broad market indices.

The Company’s investment in Iridium is accounted for as a trading security as the Company does not maintain or exercise significant influence over Iridium.

Barrow Street III

The Company committed $5.0 million to Barrow Street III, a real estate investment fund, of which $0.1 million remains unfunded at December 31, 2011. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.

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

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
	(in thousands)
Assets
Iridium Common Stock	$68,881	$—	$—	$68,881
Deferred compensation plan investments	—	2,338	—	2,338

Total investments	$68,881	$2,338	$—	$71,219

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
	(in thousands)
Assets
Iridium Common Stock	$73,623	$—	$—	$73,623
Iridium $11.50 Warrants	—	—	7,280	7,280
Deferred compensation plan investments	—	$4,087	—	4,087

Total investments	$73,623	$4,087	$7,280	$84,990

Level 3 Gains and Losses

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2011.

	Beginning Balance January 1, 2011	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, Net	Net Transfers in and/or Out of Level 3	Ending Balance December 31, 2011
	(in thousands)
Assets
Iridium $11.50 Warrants	$7,280	$—	$680	$—	$(7,960)	$—

Total investments	$7,280	$—	$680	$—	$(7,960)	$—

Effective June 2011, the Company exchanged the Iridium $11.50 Warrants for shares of Iridium common stock. The Iridium $11.50 Warrants were historically valued using an internally developed model and classified as a Level 3 investment. Upon exchange, the shares are valued using quoted market prices and classified as a Level 1 investment.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2010.

	Beginning Balance January 1, 2010	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, Net	Net Transfers in and/or Out of Level 3	Ending Balance December 31, 2010
	(in thousands)
Assets
Iridium $11.50 Warrants	$8,015	$—	$(735)	$—	$—	$7,280

Total investments	$8,015	$—	$(735)	$—	$—	$7,280

Note 5 — Goodwill

At December 31, 2011, the Company had goodwill in the amount of $161.7 million. The changes in the carrying value of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
	(in thousands)
Balance, January 1	$162,507	$18,721
Caliburn acquisition	—	127,972
Foreign currency translation adjustments	(843)	15,814

Total goodwill	$161,664	$162,507

The Company performs a goodwill impairment test annually, or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of the reporting entities to which goodwill is related exceeded the carrying value of such reporting entities. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2011 and 2010.

Note 6 — Related Parties

At December 31, 2011 and 2010, the Company had payables of $3,129 and $144,365, respectively, due to the Merchant Banking Funds which related to general operating expenses, and are included in accounts payable and accrued expenses on the consolidated statements of financial condition.

In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital for a period of three to five years beginning in April 2011. The Company also subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $1.5 million and $0.1 for the years ended December 31, 2011 and 2010, respectively, as a reduction of occupancy and equipment rental on the consolidated statements of income. During 2011, 2010 and 2009, the Company paid $24,745, $10,312 and $7,994, respectively, for the use of an aircraft owned by an executive of the Company.

Note 7 — Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2011	2010
	(in thousands)
Aircraft	$17,651	$17,644
Equipment	16,306	14,737
Furniture and fixtures	8,131	7,461
Leasehold improvements	24,100	23,535

	66,188	63,377
Less accumulated depreciation and amortization	(50,193)	(45,814)

Total property and equipment, net	$15,995	$17,563

Note 8 — Revolving Bank Loan Facility

At December 31, 2011, the Company had a $50.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC, and is subject to a borrowing base limitation. The maturity date of the facility is April 30, 2012. Interest on borrowings is based on the higher of the Prime Rate or 4.0% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $45.5 million and $57.7 million for the years ended December 31, 2011 and 2010, respectively. The weighted average interest rate was 4.0% for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the Company was compliant with all loan covenants.

Note 9 — Equity

Dividends declared per common share were $1.80 for each of the years ended December 31, 2011, 2010 and 2009. Dividends include dividend equivalents of $4.8 million, $5.2 million and $4.5 million paid in 2011, 2010 and 2009, respectively, on the outstanding restricted stock units. In the event a restricted stock unit holder’s employment is terminated, a portion of the dividend equivalent may be required to be paid back to the Company. For the years ended December 31, 2011 and 2010, $360,769 and $12,040 of dividend equivalents were paid back to the Company. See “Note 12 — Restricted Stock Units”.

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

During 2011, 654,000 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 283,774 shares at an average price of $67.19 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during 2011 the Company repurchased in open market transactions 1,068,719 shares of its common stock at an average price of $43.71.

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

Note 10 — Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	For The Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$44,577	$34,526	$71,240

Denominator for basic EPS — weighted average number of shares	31,021	30,727	29,664
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	14	49	90

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,035	30,776	29,754

Earnings per share:
Basic	$1.44	$1.12	$2.40
Diluted	$1.44	$1.12	$2.39

Common shares outstanding consist of (i) the 25,000,000 shares issued in connection with the reorganization, which preceded our initial public offering in May 2004, (ii) the 5,750,000 shares issued in conjunction with the initial public offering, (iii) the 257,156 exchangeable shares issued in connection with the acquisition of Beaufort Partners Limited in 2006 (146,965 of which were exchanged as of December 31, 2011), (iv) the restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock, (v) the 1,250,000 shares issued in the primary offering in 2008, and (vi) the 1,099,874 shares issued in conjunction with the Acquisition, less the treasury stock purchased by the Company.

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

Note 11 — Retirement Plan

In the U.S., the Company sponsors a qualified defined contribution plan (the “Retirement Plan”) covering all eligible employees of G&Co. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions of up to $1,000 per employee. The Company incurred costs of $0.3 million, $0.2 million and $0.9 million for contributions to the Retirement Plan for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 there was $0.2 million related to contributions due to the Retirement Plan included in compensation payable. At December 31 2010, there were no amounts related to contributions due to the Retirement Plan included in compensation payable.

GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. For the years ended December 31, 2011, 2010 and 2009, GCI incurred costs of approximately $0.6 million, $0.7 million and $0.6 million, respectively. At December 31 2010, there were no amounts related to contributions due to the defined contribution pension fund included in compensation payable.

GCPE incurred costs of approximately $0.1 million during each of the years ended December 31, 2010 and 2009 related to its defined contribution pension fund for its employees. As a result of our sale of the merchant banking business effective December 31, 2010, we no longer control the general partner of GCP Europe and accordingly did not incur any costs during the year ended December 31, 2011.

Greenhill Caliburn is required by Australian law to contribute compulsory superannuation on employees gross earnings generally at a rate of 9%. Superannuation is a defined contribution plan in which retirement benefits are determined by the contribution accumulated over the working life plus investment earnings within the fund less expenses. Greenhill Caliburn incurred such costs of approximately $0.6 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

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

In 2010, 141,960 restricted stock units with a fair value of $11.0 million were settled in cash, $8.9 million of which was paid in 2010 and $2.1 million of which was paid in 2011. The $2.1 million was included as a component of accounts payable and accrued expenses at December 31, 2010. There were no other cash settlements of restricted stock awards for the years ended December 31, 2011 and 2010 other than those made in conjunction with the payment of tax liabilities. See “Note 9 — Equity”.

As of December 31, 2011, 2010 and 2009, there were restricted stock units outstanding of 2,718,950, 2,813,567 and 2,582,513, respectively, which were unvested and require future service as a condition for the delivery of the underlying shares of common stock. For the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation expense from the vesting of restricted stock units, net of forfeitures, of $52.8 million, $53.6 million and $40.5 million, respectively.

The weighted-average grant date fair value for restricted stock units granted during 2011, 2010 and 2009 was $72.75, $78.19 and $66.96, respectively. As of December 31, 2011, unrecognized restricted stock units compensation expense was approximately $94.5 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2011			2010
	Units		Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	2,813,567		$70.55	2,582,513	$60.83
Granted	1,070,762	(1)	$72.75	1,142,898	$78.19
Delivered	(654,000	)(2)	$65.18	(737,666)	$47.55
Forfeited (3)	(511,379)		$74.21	(174,178)	$74.05

Outstanding, December 31,	2,718,950		$71.17	2,813,567	$70.55

(1)	Excludes 1,242,457 stock units granted to employees subsequent to December 31, 2011 as part of the long term incentive awards program.
(2)	Excludes 180,915 stock units which vested upon the death of two employees in December 2011 and will be delivered in 2012.
(3)	Included in the 2011and 2010 forfeited balance are 30,144 and 111,816, respectively, of restricted stock units settled for cash as described above.

Note 13 — Commitments and Contingencies

The Company has entered into certain leases for office space under non-cancelable operating lease agreements that expire on various dates through 2020.

As of December 31, 2011, the approximate aggregate minimum future rental payments required were as follows (in thousands):

2012	14,953
2013	13,442
2014	12,148
2015	11,258
2016	9,951
Thereafter	35,762

Total(1)	97,514

(1)	Beginning in April 2011, approximately 15,000 square feet of space in our New York office has been sublet to GCP Capital through December 2015, unless terminated earlier pursuant to the terms of the sublease, for approximately $4.7 million. Total aggregate minimum future rental payments have not been reduced by this amount.

In addition, the Company has also entered into various operating leases for office equipment.

Net rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $14.1 million, $12.0 million and $9.0 million, respectively.

Diversified financial institutions issued five letters of credit on behalf of the Company to secure office space leases, which totaled $4.4 million at December 31, 2011 and December 31, 2010. These letters of credit were secured by cash held on deposit. At December 31, 2011 and 2010, no amounts had been drawn under any of the letters of credit. See “Note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents”.

At December 31, 2011, the Company had unfunded commitments of $15.9 million to certain Merchant Banking Funds and unfunded commitments of $0.1 million to Barrow Street III. See “Note 4 – Investments”.

The Company is involved in certain legal proceedings arising in the ordinary course of its business. The Company is unable to estimate any maximum payout which may be required to be made in respect of such litigation. Management believes it is unlikely that the Company will have to make any material payments in connection with any such litigation.

Note 14 — Income Taxes

The Company is subject to U.S. federal, foreign, state and local corporate income taxes.

The components of the provision for income taxes reflected on the consolidated statements of earnings are set forth below:

	For The Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current taxes:
U.S. federal	$13,419	$15,803	$22,312
State and local	2,848	(83)	9,350
Foreign	13,357	6,795	134

Total current tax expense	29,624	22,515	31,796
Deferred taxes:
U.S. federal	(7,501)	(1,226)	15,454
State and local	(617)	941	2,335
Foreign	2,580	(2,700)	(6,849)

Total deferred tax (benefit) expense	(5,538)	(2,985)	10,940

Total tax expense	$24,086	$19,530	$42,736

Based upon a review of the investment activity of its foreign affiliates, beginning in the 2011 tax year, the Company no longer plans to permanently reinvest part of its eligible earnings from its foreign affiliates and accordingly, has provided tax on its foreign earnings at the U.S. federal tax rate to the extent such rate exceeded the respective foreign rate. In prior years, it was the Company’s intention to permanently reinvest 50% of eligible earnings from its foreign affiliates and accordingly, U.S. federal tax was provided on the portion of foreign earnings in excess of this planned reinvestment amount. The Company did not incur any additional tax liabilities, net of credits for foreign taxes paid on such earnings, related to this change in investment policy in 2011.

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

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Compensation and benefits	$38,131	$34,912
Depreciation and amortization	2,937	3,086
Unrealized loss on investments	1,751	1,742
Operating loss carryforwards	4,647	6,932
Other financial accruals	841	1,170

Total deferred tax assets, net of valuation allowance of $4,519	48,307	47,842

Deferred tax liabilities:
Unrealized gain on investments	16,994	20,926
Depreciation and amortization	190	302
Cumulative translation adjustment	1,759	1,125
Intangible asset acquired, net of amortization	1,042	2,087
Other financial accruals	383	592

Total deferred tax liabilities	20,368	25,032

Net deferred tax asset	$27,939	$22,810

Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to (i) the realization of its deferred tax liabilities and (ii) future taxable income.

The Company’s deferred taxes for operating loss carryforwards for the year ended December 31, 2011 have decreased compared to the year ended December 31, 2010 because a portion of the prior year’s carryforward amount have been utilized against 2011 taxable income. The Company’s remaining deferred taxes for operating loss carryforwards relate principally to losses incurred in foreign jurisdictions, which either were profitable in prior years or were profitable in the current year. When assessing the need for a valuation allowance, management evaluates each foreign jurisdiction separately and considers items such as estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the benefit of these operating loss carryforwards in future periods, so a valuation allowance has not been established for these deferred tax assets. At December 31, 2011 the Company had foreign loss carryforwards, which in aggregate totaled $15.6 million. The losses may be carried forward for twenty years and longer.

Due to Company’s operating loss carryforward position tax benefits normally booked through equity account may not be recorded until such time as the benefit is realized as a reduction in the Company’s actual taxes paid. As of December 31, 2011, the current taxes payable would have been decreased by $1.8 million if the Company had been able to realize these benefits in its filed tax returns.

The Company has U.S. foreign tax credit carryforwards of $4.1 million as of December 31, 2011 that can be utilized against the repatriation of earnings from lower tax jurisdictions. Although the Company expects to repatriate foreign earnings in the future, it cannot accurately estimate the U.S. tax effect of future repatriations of its foreign earnings. As such, the Company has established a valuation allowance against its U.S. foreign tax credit carryforwards until it can determine it is more likely than not that the tax benefit of this deferred tax asset will be realized. These foreign tax credit carryforwards will expire in various years through 2021 if not utilized.

Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the consolidated statement of changes in equity. There are no income taxes receivable included in other receivables in the consolidated statements of financial condition as of December 31, 2011, and there were $1.9 million of income taxes receivable included as of December 31, 2010. Included in accounts payable and accrued expenses in the consolidated statements of financial condition are current taxes payable of $7.9 million as of December 31, 2011 and $4.3 million as of December 31, 2010.

The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2011, the Company does not expect any material changes in its tax provision related to any outstanding current or future audits.

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed a tax analysis as of December 31, 2011, and determined that there was no requirement to accrue any liabilities. Also, when present as part of the tax provision calculation, interest and penalties are reported as interest expense and other operating expenses in the consolidated statements of income.

A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2011	2010	2009
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax benefit	2.1	1.0	7.7
Benefits and taxes related to foreign operations	(2.1)	1.4	1.1
Sale of merchant banking business	(0.4)	(0.7)	(6.4)
Other	0.5	(0.6)	0.1

Effective income tax rate before noncontrolling interests	35.1	36.1	37.5
Noncontrolling interests	—	(3.0)	—

Effective income tax rate after noncontrolling interests	35.1%	33.1%	37.5%

The effective tax rates for the years ended December 31, 2011, 2010, and 2009 reflected the benefit of the sale of certain assets relating to the Company’s merchant banking business as described in “Note 4 — Investments — Affiliated Merchant Banking Funds”, which was structured as a tax-free exchange under Section 355 of the Internal Revenue Code of 1986.

Note 15 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2011 and 2010, G&Co’s net capital was $7.2 million and $12.6 million, respectively, which exceeded its requirement by $6.3 million and $11.7 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 1.85 to 1 and 1.00 to 1 at December 31, 2011 and 2010, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCEI are subject to capital requirements of the FSA. Greenhill Caliburn is subject to capital requirements of the ASIC. As of December 31, 2011 and 2010, GCI, GCEI, and Greenhill Caliburn were in compliance with local capital adequacy requirements.

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

As described in “Note 4 — Investments — Affiliated Merchant Banking Funds”, the Company completed the sale of certain assets related to our merchant banking business in December 2009. Effective December 31, 2010, the Company no longer manages the Merchant Banking Funds. In reporting to management, the Company distinguishes the sources of its revenues between advisory and merchant banking and other investment revenues. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its advisory and merchant banking activities. See “Note 4 — Investments — Affiliated Merchant Banking Funds”.

The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring, or fund closing. Advisory revenues represented approximately 103%, 91% and 72% of the Company’s total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2011 and 2010, there were no advisory clients that accounted for more than 10% of total revenues. In 2009, the Company earned approximately 10% of its total revenue from its single largest engagement (advice to Roche Holdings Ltd. in connection with its acquisition of the outstanding publicly held interest in Genentech, Inc.). The Company’s revenues attributable to these clients related to engagements similar in nature to all of the Company’s other advisory engagements. The Company did not have any single gain on an investment in merchant banking or other principal investments that contributed more than 10% to total revenues in 2011 or 2010. The Company’s gain on its investment in Iridium, which is recorded in merchant banking and other investment revenues, contributed more than 10% to total revenues in 2009.

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

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for The Years Ended December 31,
	2011	2010	2009
	(in thousands)
Total revenues
North America	$153,812	$172,462	$255,715
Europe	60,068	53,005	42,389
Australia	70,669	40,827	—
Asia	9,444	12,035	541

Total	$293,993	$278,329	$298,645

Income (loss) before taxes
North America	$22,811	$43,276	$136,279
Europe	12,578	(7,351)	(16,195)
Australia	33,776	19,352	—
Asia	(496)	3,674	(6,190)

Total	$68,669	$58,951	$113,894

Total assets
North America	$193,661	$236,014	$236,945
Europe	71,965	79,322	93,204
Australia	186,463	185,895	—
Asia	8,654	7,446	4,011

Total	$460,743	$508,677	$334,160

Note 17 — Subsequent Events

The Company evaluates subsequent events through the date on which the financial statements are issued.

On January 25, 2012, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on March 21, 2012 to the common stockholders of record on March 7, 2012.

Supplemental Financial Information Quarterly Results (unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2011 and 2010. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(in millions, expect per share data)
Total revenues	$48.4	$90.7	$60.4	$94.5
Total expenses	51.0	57.6	47.4	69.4

Income (loss) before taxes	(2.6)	33.1	13.0	25.1
Provision (benefit) for taxes	(1.0)	11.6	4.4	9.0

Net income (loss) allocated to common stockholders	$(1.6)	$21.5	$8.6	$16.1

Earnings (loss) per share:
Basic	$(0.05)	$0.69	$0.28	$0.53
Diluted	$(0.05)	$0.69	$0.28	$0.53
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

	For the Three Months Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(in millions, expect per share data)
Total revenues	$48.9	$83.5	$84.1	$61.9
Total expenses	45.7	53.3	60.2	60.3

Income before taxes	3.2	30.2	23.9	1.6
Provision (benefit) for taxes	0.3	11.3	8.7	(0.8)

Consolidated net income	2.9	18.9	15.2	2.4
Less: Net income allocated to noncontrolling interests	2.4	1.3	0.7	0.5

Net income allocated to common stockholders	$0.5	$17.6	$14.5	$1.9

Earnings per share:
Basic	$0.02	$0.57	$0.47	$0.06
Diluted	$0.02	$0.57	$0.47	$0.06
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

(b). Exhibits

EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of Underwriting Agreement.
2.1	Reorganization Agreement and Plan of Merger of Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
2.2	Purchase Agreement, dated as of June 10, 2011, by and among JPMorgan U.S. Pooled Corporate Finance Institutional Investors IV LLC, JPMorgan U.S. Corporate Finance Institutional Offshore Investors IV L.P., J.P. Morgan Secondary Private Equity Investors LLC, 522 Fifth Avenue Fund, L.P., Constellation Energy Group, Inc. Master Trust, Constellation Energy Nuclear Group, LLC Master Trust, GCP Pooled Block 1, LLC, GCP Offshore Block 1, LLC, GCP Offshore Block 2, LLC, GCP Offshore Block 3, LLC and GCP Offshore Block 4, LLC, Greenhill Capital Partners, LLC (the “Seller”), GCP Managing Partner II, L.P. and Greenhill & Co., Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2011).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2007).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed May 5, 2004).
3.3	Certificate of Designations, Preferences and Rights of Series A-1 Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).
3.4	Certificate of Designations, Preferences and Rights of Series A-2 Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Greenhill & Co, Inc. Transfer Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	Form of Greenhill & Co., Inc. Employment, Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.4	Form of U.K. Non-Competition and Pledge Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.5	Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.7	Tax Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.8	Loan Agreement (Line of Credit) dated as of December 31, 2003 between First Republic Bank and Greenhill & Co. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).
10.9	Security Agreement dated as of December 31, 2003 between Greenhill Fund Management Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 20, 2004).

10.10	Agreement for Lease dated February 18, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.11	First Amendment of Lease dated June 15, 2000 between TST 300 Park, L.P. and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on
Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.12	Agreement for Lease dated April 21, 2000 between TST 300 Park, L.P. and McCarter & English, LLP (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.13	Assignment and Assumption of Lease dated October 3, 2003 between McCarter & English, LLP and Greenhill & Co., LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.14	Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.15	Agreement of Limited Partnership of GCP, L.P. dated as of June 29, 2000 (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.16	GCP, LLC Limited Liability Company Agreement dated as of June 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.17	Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P., dated as of June 30, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Greenhill Capital, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.19	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner, L.P. dated as of May 31, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.20	Form of Assignment and Subscription Agreement dated as of January 1, 2004 (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.21	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.22	Form of Greenhill & Co., Inc Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.23	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.24	Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1/A (No. 333-112526) filed on April 30, 2004).
10.25	Amended and Restated Agreement of Limited Partnership of Greenhill Capital Partners (Employees) II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s report on Form 8-K filed on April 5, 2005).

10.26	Amended and Restated Agreement of Limited Partnership of GCP Managing Partner II, L.P. dated as of March 31, 2005 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on April 5, 2005).
10.27	Form of Agreement for Sublease by and between Wilmer, Cutler, Pickering, Hale & Dorr LLP and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.28	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.29	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.30	Form of Agreement for the Sale of the 7th Floor, Lansdowne House, Berkeley Square, London, among Pillar Property Group Limited, Greenhill & Co. International LLP, Greenhill & Co., Inc. and Union Property Holdings (London) Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.31	Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.32	Form of Agreement of Limited Partnership of GSAV (Associates), L.P. (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.33	Form of Agreement of Limited Partnership of GSAV GP, L.P. (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.34	Form of First Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.35	Form of Second Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.36	Form of Third Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.37	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.38	Form of Amended and Restated Limited Partnership Agreement for Greenhill Capital Partners Europe (Employees), L.P. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.39	Form of Amended and Restated Limited Partnership Agreement for GCP Europe General Partnership L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.40	Form of Fourth Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.41	Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Venture Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.42	Form of Reaffirmation of and Amendment to Form of Third-Party Security Agreement (Management and Advisory Fees) by and between Greenhill Capital Partners, LLC and First Republic Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.43	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).
10.44	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.45	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.46	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.47	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (non-MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.48	Lease between 300 Park Avenue, Inc. and Greenhill & Co., Inc. dated June 17, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 22, 2009).
10.49	Memorandum of Agreement dated as of October 28, 2009 among Registrant, Robert H. Niehaus and V. Frank Pottow (incorporated by reference to Registrant’s report on Form 8-K filed on October 29, 2009).
10.50	Transaction Agreement dated as of December 22, 2009 among Registrant, certain of its subsidiaries, Robert H. Niehaus and V. Frank Pottow (incorporated by reference to Registrant’s report on Form 8-K filed on December 22, 2009).
10.51	Share Sale Agreement dated March 16,2010 among Greenhill & Co., Inc., Caergwrle Investments Pty Ltd, Mordant Investments Pty Ltd, Baliac Pty Ltd, Peter Hunt, Simon Mordant and Ron Malek (incorporated by reference as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).
10.52	Form of Seventh Modification Agreement by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)
10.53	Form of Security Agreement (LLC Distribution) by and between Greenhill & Co., Inc. and First Republic Bank. (incorporated by reference to Exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)
10.54	Form of Eighth Modification of Agreement by and between First Republic Bank and Greenhill & Co. Inc. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)
10.55	Ninth Modification Agreement, dated as of July 15, 2011, between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011).
10.56	Reaffirmation of Third-Party Security Agreement, dated as of July 15, 2011, between First Republic Bank and Greenhill Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011).
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 **	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.

**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2012

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT F. GREENHILL Robert F. Greenhill	Chairman and Director	February 27, 2012

/s/ SCOTT L. BOK Scott L. Bok	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ RICHARD J. LIEB Richard J. Lieb	Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ HAROLD J. RODRIGUEZ, JR. Harold J. Rodriguez, Jr.	Chief Operating Officer (Principal Accounting Officer)	February 27, 2012

/s/ ROBERT T. BLAKELY Robert T. Blakely	Director	February 27, 2012

/s/ JOHN C. DANFORTH John C. Danforth	Director	February 27, 2012

/s/ STEVEN F. GOLDSTONE Steven F. Goldstone	Director	February 27, 2012

/s/ STEPHEN L. KEY Stephen L. Key	Director	February 27, 2012

II-2