Form 10-Q
period 2012-03-31
GREENHILL & CO INC
filed 2012-05-08
CIK 1282977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 25, 2012, there were 29,061,808 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

	As of
	March 31, 2012 (unaudited)	December 31, 2011
Assets
Cash and cash equivalents ($7.0 million and $7.3 million restricted from use at March 31, 2012 and December 31, 2011, respectively)	$42,032	$62,050
Advisory fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.1 million at March 31, 2012 and December 31, 2011, respectively	56,096	53,274
Other receivables	1,102	1,130
Property and equipment, net of accumulated depreciation of $51.4 million and $50.2 million at March 31, 2012 and December 31, 2011, respectively	15,788	15,995
Other investments	73,429	73,326
Investments in merchant banking funds	46,729	39,535
Goodwill	164,074	161,664
Deferred tax asset	35,769	48,307
Other assets	4,582	5,462

Total assets	$439,601	$460,743

Liabilities and Equity
Compensation payable	$13,870	$34,913
Accounts payable and accrued expenses	10,160	15,506
Financing liability	14,302	14,302
Bank loan payable	27,040	28,100
Deferred tax liability	21,046	20,368

Total liabilities	86,418	113,189
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 36,379,212 and 35,775,557 shares issued as of March 31, 2012 and December 31, 2011, respectively; 29,047,280 and 28,647,312 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	364	358
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, and 1,099,877 shares issued and outstanding as of March 31, 2012 and December 31, 2011	46,950	46,950
Restricted stock units	74,111	99,916
Additional paid-in capital	451,125	412,283
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2012 and December 31, 2011; 61,691 and 110,191 shares outstanding as of March 31, 2012 and December 31, 2011	3,683	6,578
Retained earnings	175,483	173,374
Accumulated other comprehensive income	5,878	3,128
Treasury stock, at cost, par value $0.01 per share; 7,331,932 and 7,128,245 shares as of March 31, 2012 and December 31, 2011, respectively	(405,764)	(396,386)

Stockholders’ equity	351,830	346,201
Noncontrolling interests	1,353	1,353

Total equity	353,183	347,554

Total liabilities and equity	$439,601	$460,743

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2012	2011
Revenues
Advisory revenues	$73,255	$48,509
Investment revenues	9,070	(272)
Interest income	365	132

Total revenues	82,690	48,369
Expenses
Employee compensation and benefits	41,237	36,227
Occupancy and equipment rental	4,265	4,186
Depreciation and amortization	1,971	1,857
Information services	1,884	1,565
Professional fees	1,350	1,285
Travel related expenses	3,445	2,526
Interest expense	219	726
Other operating expenses	3,506	2,506

Total expenses	57,877	50,878

Income (loss) before taxes	24,813	(2,509)
Provision (benefit) for taxes	8,677	(928)

Net income (loss) allocated to common stockholders	$16,136	$(1,581)

Average shares outstanding:
Basic	30,522,767	31,072,284
Diluted	30,532,162	31,072,284
Earnings (loss) per share:
Basic	$0.53	$(0.05)
Diluted	$0.53	$(0.05)
Dividends declared and paid per share	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	000000000000	000000000000
	For the Three Months Ended March 31,
	2012	2011
Net income (loss) allocated to common stockholders	$16,136	$(1,581)
Currency translation adjustment, net of tax	2,750	4,170

Comprehensive income allocated to common stockholders	$18,886	$2,589

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands, except for per share data)

	000000000000000000	000000000000000000
	Three Months Ended March 31, 2012 (unaudited)	Year Ended December 31, 2011
Common stock, par value $0.01 per share
Common stock, beginning of the year	$358	$351
Common stock issued	6	7

Common stock, end of the period	364	358

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	46,950	46,950
Contingent convertible preferred stock issued	-	-

Contingent convertible preferred stock, end of the period	46,950	46,950

Restricted stock units
Restricted stock units, beginning of the year	99,916	89,365
Restricted stock units recognized	14,219	53,143
Restricted stock units delivered	(40,024)	(42,592)

Restricted stock units, end of the period	74,111	99,916

Additional paid-in capital
Additional paid-in capital, beginning of the year	412,283	368,090
Common stock issued	42,965	42,794
Tax benefit from the delivery of restricted stock units	(4,123)	1,399

Additional paid-in capital, end of the period	451,125	412,283

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	6,578	6,578
Exchangeable shares of subsidiary delivered	(2,895)	-

Exchangeable shares of subsidiary, end of the period	3,683	6,578

Retained earnings
Retained earnings, beginning of the year	173,374	184,621
Dividends	(14,027)	(55,824)
Net income allocated to common stockholders	16,136	44,577

Retained earnings, end of the period	175,483	173,374

Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the year	3,128	5,127
Currency translation adjustment, net of tax	2,750	(1,999)

Accumulated other comprehensive income, end of the period	5,878	3,128

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(396,386)	(330,602)
Repurchased	(9,378)	(65,784)

Treasury stock, end of the period	(405,764)	(396,386)

Total stockholders’ equity	351,830	346,201

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,353	2,382
Net income allocated to noncontrolling interests	-	6
Distributions to noncontrolling interests	-	(1,035)

Noncontrolling interests, end of the period	1,353	1,353

Total equity	$353,183	$347,554

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	00000000000000	00000000000000
	For the Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss) allocated to common stockholders	$16,136	$(1,581)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Non-cash items included in consolidated net income (loss):
Depreciation and amortization	1,971	1,857
Net investment (gains) losses	(6,356)	475
Restricted stock units recognized and common stock issued	14,219	14,861
Deferred taxes	6,660	4,918
Deferred gain on the sale of certain merchant banking assets	(65)	(203)
Changes in operating assets and liabilities:
Advisory fees receivable	(2,822)	(2,466)
Other receivables and assets	22	(6,745)
Compensation payable	(22,401)	(17,465)
Accounts payable and accrued expenses	(1,117)	(2,328)
Settlement of restricted stock units in cash	—	(2,093)

Net cash provided by (used in) operating activities	6,247	(10,770)
Investing activities:
Purchases of investments	(5,908)	—
Proceeds from sales of investments	7,409	—
Distributions from investments	215	—
Purchases of property and equipment	(887)	(28)

Net cash provided by (used in) investing activities	829	(28)
Financing activities:
Proceeds of revolving bank loan	18,010	14,370
Repayment of revolving bank loan	(19,070)	(8,100)
Distributions to noncontrolling interests	—	(958)
Dividends paid	(14,027)	(14,373)
Purchase of treasury stock	(9,378)	(17,652)
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	(4,123)	688

Net cash used in financing activities	(28,588)	(26,025)

Effect of exchange rate changes on cash and cash equivalents	1,494	1,420

Net decrease in cash and cash equivalents	(20,018)	(35,403)
Cash and cash equivalents, beginning of the period	62,050	78,227

Cash and cash equivalents, end of the period	$42,032	$42,824

Supplemental disclosure of cash flow information:
Cash paid for interest	$293	$689
Cash paid for taxes, net of refunds	$6,147	$1,926

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

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investments, which includes the Company’s principal investments in certain merchant banking funds, Iridium Communications Inc. (“Iridium”) and other investments.

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

GCI and GCEI are engaged in investment banking activities in the U.K. and Europe, respectively, and are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCJ and GCC are engaged in investment banking activities in Japan and Canada, respectively. GCJ is registered with the Kanto Local Finance Bureau in Japan and is subject to regulation by the Financial Services Agency in Japan. Greenhill Caliburn engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).

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

The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements related to the consolidation of variable interest entities, the Company consolidates the general partners of certain previously sponsored merchant banking funds which it controls. The general partners account for their investments in merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2011 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Revenue Recognition

Advisory Revenues

The Company recognizes advisory fee revenue for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter. The Company recognizes private equity and real estate capital advisory fees at the time of the client’s acceptance of capital or capital commitments in accordance with the terms of the engagement letter. Retainer fees are recognized as advisory fee revenue over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.4 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.

Investment Revenues

Investment revenues consist of (i) gains (or losses) on the Company’s investments in certain merchant banking funds, Iridium and other investments, and if any, (ii) profit overrides from certain merchant banking funds. See “Note 3 — Investments —Merchant Banking Funds”.

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

If certain financial returns are achieved over the life of the fund, the Company recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Profit overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2012, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments —Merchant Banking Funds” for further discussion of the merchant banking revenues recognized.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions and (ii) cash equivalents.

At March 31, 2012 and December 31, 2011, the Company had $42.0 million and $62.1 million, respectively, of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At March 31, 2012 and December 31, 2011, the carrying value of the Company’s cash equivalents amounted to $3.4 million and $2.1 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.

Also included in the total cash and cash equivalents balance at March 31, 2012 and December 31, 2011 was restricted cash of $7.0 million and $7.3 million, respectively (including $2.5 million and $2.9 million restricted for the payout of the Greenhill Caliburn deferred compensation plan, respectively). See “Note 3 — Investments — Other Investments”.

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

Included in the total advisory fee receivable balance at March 31, 2012 and December 31, 2011 were $22.3 million and $21.3 million, respectively, of long term receivables related to private equity and real estate capital advisory engagements which are generally paid in installments over a period of three years. Interest is charged on long term receivables.

Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas.

Investments

The Company’s investments in merchant banking funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The Company’s other investments, including Iridium, which consider the Company’s influence or control of the investee, are recorded at either estimated fair value or under the equity method of accounting based, in part, upon the Company’s proportionate share of the investee’s net assets.

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

Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income in the condensed consolidated statements of changes in equity and the condensed consolidated statements of comprehensive income.

Restricted Stock Units

The Company accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and are generally amortized over a five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments on restricted stock units as a dividend payment and a charge to equity.

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

See “Note 7 — Earnings per Share” for further discussion of the calculation of EPS.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currencies have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment which is included as a component of other comprehensive income (loss) in the condensed consolidated statements of changes in equity and the condensed consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in the condensed consolidated statements of income.

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

Derivative Instruments

The Company accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the Company records warrants at estimated fair value in the condensed consolidated statements of financial condition with changes in estimated fair value during the period recorded in investment revenues in the condensed consolidated statements of income. The Iridium $11.50 warrants, which were held by the Company at March 31, 2011, prior to their conversion to shares of Iridium common stock in June 2011, were not designated as hedging instruments.

Noncontrolling Interests

The Company records the noncontrolling interests of other consolidated entities as equity in the condensed consolidated statements of financial condition. The portion of the consolidated interests in the general partners of certain merchant banking funds not held by the Company is presented as noncontrolling interest in equity. See “Note 3 — Investments —Merchant Banking Funds”.

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

Aircraft — 7 years

Equipment — 5 years

Furniture and fixtures — 7 years

Leasehold improvements — the lesser of 10 years or the remaining lease term

Note 3 — Investments

Merchant Banking Funds

In June 2011, the Company sold substantially all of its capital interests in Greenhill Capital Partners II (“GCP II”) and its affiliated funds to certain unaffiliated third parties and certain principals of GCP Capital Partners Holdings LLC (‘GCP Capital”) for an aggregate purchase price of $44.8 million, which represented the Company’s carrying value of such capital interest as of March 31, 2011. The transaction agreement provided that the purchasers have the right, exercisable only in December 2012, to cause the Company to repurchase each of the capital account interests attributable to two specified portfolio companies of GCP II at a specified aggregate price of $14.3 million, subject to adjustments for distributions or capital calls (the “Put Options”). The transfer of the GCP II capital interests, which were not associated with the Put Options, was accounted for as a sale in accordance with accounting guidance for financial asset transfers. The GCP II capital account interests associated with the Put Options did not meet the requirements of sale accounting and therefore have been accounted for as secured borrowings in accordance with accounting guidance for financial asset transfers. In accordance with that guidance, the Company continues to record these capital interests subject to the Put Options as a component of investments in merchant banking funds on the condensed consolidated statements of financial condition and will recognize its proportional share of earnings or loss related to the capital interests subject to the Put Options on the condensed consolidated statements of income. The Company also recorded a corresponding liability for the consideration received, which has been included as a financing liability on the condensed consolidated statements of financial condition. For the three months ended March 31, 2012 the Company recorded a $0.9 million loss related to the capital interests subject to the Put Options which is included in investment revenues on the condensed consolidated statements of income.

Prior to 2011 the Company was the general partner of certain merchant banking funds. In addition to recording its direct investments in the affiliated funds, the Company consolidated each general partner which it controlled. In conjunction with the sale of the merchant banking business effective in 2011 the Company transferred ownership of the general partner of Greenhill Capital Partners Europe (“GCP Europe”) to GCP Capital. Further, in conjunction with the sale of its capital interests in Greenhill SAV Partners (“GSAVP”) and its affiliated funds in 2011 ownership of the general partner of GSAVP was transferred to an unaffiliated third party. As of March 31, 2012 the Company continues to retain control only of the general partner of Greenhill Capital Partners I and GCP II and consolidates the results of each such general partner.

Investment gains or losses from merchant banking and other investment activities are comprised of investment income, realized and unrealized gains or losses from the Company’s investment in merchant banking funds, Iridium and certain other investments, and the consolidated earnings of the general partner in which it has control, offset by allocated expenses of the funds. That portion of the earnings or losses of the general partner which is held by employees and former employees of the Company is recorded as net income allocated to noncontrolling interests.

The Company controls investment decisions for those merchant banking funds where it acts as general partner and is entitled to receive from those funds a portion of the override of the profits realized from investments. The Company recognizes profit overrides related to certain merchant banking funds at the time certain performance hurdles are achieved.

The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of March 31,	As of December 31,
	2012	2011
	(in thousands, unaudited)	(in thousands, audited)
Investment in GCP Europe	$32,192	$23,951
Investment in GCP II	1,609	1,609
Investment in GCP II subject to Put Options	9,610	10,520
Investment in other merchant banking funds	3,318	3,455

Total investments in merchant banking funds	$46,729	$39,535

The Company’s investment in other merchant banking funds are principally comprised of the remaining investments in GCP I and Greenhill Capital Partners III.

The investment in GCP I included $0.3 million at both March 31, 2012 and December 31, 2011 related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its general partner. The investment in GCP II included $1.1 million at both March 31, 2012 and December 31, 2011 related to the noncontrolling interests in the general partner of GCP II.

Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of GCP I at both March 31, 2012 and December 31, 2011. This amount may increase or decrease depending on the change in the fair value of GCP I, and is payable, subject to clawback, at the time cash proceeds are realized.

At March 31, 2012, the Company had unfunded commitments to merchant banking funds of $10.3 million, which included unfunded commitments to GCP Europe of $6.5 million (or £4.1 million) and GCP III of $3.7 million, which may be drawn through December 2012 and November 2015, respectively. In addition, the Company had an unfunded commitment of $0.1 million to GCP II, which may be drawn through June 2012. For each of the funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two year period after the expiration of the commitment period.

Other Investments

The Company has other investments including investments in Iridium, Barrow Street Capital III, LLC (“Barrow Street III”) and certain deferred compensation plan investments. The Company’s other investments are as follows:

	As of March 31,	As of December 31,
	2012	2011
	(in thousands, unaudited)	(in thousands, audited)
Iridium Common Stock	$70,247	$68,881
Barrow Street III	2,107	2,107
Deferred compensation plan investments	1,075	2,338

Total other investments	$73,429	$73,326

Iridium

At March 31, 2012, the Company owned 8,019,016 shares of Iridium Common Stock (NASDAQ:IRDM) and had a fully diluted share ownership in Iridium of approximately 11%. At December 31, 2011, the Company owned 8,934,016 shares of Iridium Common Stock and had fully diluted share ownership in Iridium of approximately 12%. The Company’s investment in Iridium is accounted for as a trading security as the Company does not maintain or exercise significant influence over Iridium. At March 31, 2012 and December 31, 2011 the Company’s investment in Iridium was valued at its closing quoted market price.

Barrow Street Capital III

In 2005, the Company committed $5.0 million to Barrow Street III, a real estate investment fund, of which $0.1 million remains unfunded at March 31, 2012. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.

Other Investments

In connection with the acquisition of Greenhill Caliburn in April 2010 (the “Acquisition”), the Company assumed amounts due under Caliburn’s deferred compensation plan. Under this plan a portion of certain employees’ compensation was deferred and invested in cash, or at the election of each respective employee, in certain mutual fund investments. These investments will be distributed to those employees of Greenhill Caliburn over a period ending in 2016. The invested assets relating to this plan have been recorded on the condensed consolidated statement of financial condition as components of both cash and cash equivalents and other investments. The deferred compensation liability relating to the plan has been recorded on the condensed consolidated statement of financial condition as component of compensation payable. Subsequent to the Acquisition, the Company has discontinued future participation in the plan.

Investment revenues

The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, unaudited)
Net realized and unrealized gains on investments in merchant banking funds	$705	$1,700
Net realized and unrealized gain (loss) on investment in Iridium	8,300	(2,175)
Deferred gain on sale of certain merchant banking assets	65	203

Total investment revenues	$9,070	$(272)

Fair Value Hierarchy

The following tables set forth, by level, the assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of March 31, 2012

	00000000	00000000	00000000	00000000
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
	(in thousands, unaudited)
Assets
Iridium Common Stock	$70,247	$—	$—	$70,247
Deferred compensation plan investments	—	1,075	—	1,075

Total investments	$70,247	$1,075	$—	$71,322

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011

	000000000	000000000	000000000	000000000
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
	(in thousands)
Assets
Iridium Common Stock	$68,881	$—	$—	$68,881
Deferred compensation plan investments	—	2,338	—	2,338

Total investments	$68,881	$2,338	$—	$71,219

Level 3 Gains and Losses

The Company did not hold any Level 3 investments during the three months ended March 31, 2012.

At March 31, 2011, in addition to shares of Iridium Common Stock, the Company also owned warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”). During the period that the Iridium $11.50 Warrants were outstanding, an active trading market did not exist. Accordingly, for each period the Iridium $11.50 Warrants were outstanding the Company used an internally developed model to value such warrants, which took into account various standard option valuation methodologies, including Black Scholes modeling. Selected inputs for the Company’s model include: (i) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (ii) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligation and various equity volatility measures, including historical volatility of broad market indices.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the three months ended March 31, 2011.

	Beginning Balance January 1, 2011	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance March 31, 2011
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$7,280	$–	$680	$–	$–	$7,960

Total Level 3 investments	$7,280	$–	$680	$–	$–	$7,960

Note 4 — Related Parties

At March 31, 2012 and December 31, 2011, the Company had payables of $13,497 and $3,129, respectively, due to certain affiliated merchant banking funds, which relate to general operating expenses, and are included as a component of accounts payable and accrued expenses on the condensed consolidated statements of financial condition.

In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital for a period of three to five years beginning in January 2011. The Company also subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively, as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 5 — Revolving Bank Loan Facility

At March 31, 2012, the Company had a $50.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. Interest on borrowings is based on the higher of the Prime Rate or 4.0% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $27.7 million and $69.1 million for the three months ended March 31, 2012 and 2011, respectively. The weighted average interest rate was 4.0% for both periods ended March 31, 2012 and 2011. At March 31, 2012, the Company was compliant with all loan covenants.

In April 2012, the Company extended the maturity date and modified certain terms of the revolving loan facility. See “Note 11 — Subsequent Events”.

Note 6 — Equity

On March 21, 2012, a dividend of $0.45 per share was paid to stockholders of record on March 7, 2012. Dividend equivalents of $1.4 million, were paid on the restricted stock units.

During the three months ended March 31, 2012, 553,729 restricted stock units vested and were issued as common stock, of which the Company is deemed to have repurchased 146,875 shares at an average price of $46.83 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the three months ended March 31, 2012, the Company repurchased in open market transactions 56,812 shares of its common stock at an average price of $44.00 per share.

During the three months ended March 31, 2011, 570,049 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 254,274, shares at an average price of $69.42 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings per Share

The computations of basic and diluted earnings (loss) per share are set forth below:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss) allocated to stockholders	$16,136	$(1,581)

Denominator for basic EPS — weighted average number of shares	30,523	31,072
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	9	— (1)

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,532	31,072

Earnings (loss) per share:
Basic	$0.53	$(0.05)
Diluted	$0.53	$(0.05)

The weighted number of shares and dilutive potential shares do not include the contingent convertible preferred shares issued to the founding partners of Caliburn Partnership Pty Limited. Such shares will potentially convert to shares of the Company’s common stock in tranches of 659,926 and 439,951 shares on the third and fifth anniversary of the closing of the Acquisition, respectively, if certain revenue targets are achieved. At the time a revenue target is achieved such shares will be included in the Company’s share count. If the revenue targets for a tranche are not achieved, the contingent convertible preferred shares in that tranche will be cancelled.

(1) Excludes 39,552 shares for the three month period ended March 31, 2011, which were considered antidilutive and thus were not included in the above calculation.

Note 8 — Income Taxes

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

Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statements of changes in equity and the condensed consolidated statements of comprehensive income.

The Company’s income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of March 31, 2012, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 9 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, the United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2012, G&Co’s net capital was $6.8 million, which exceeded its requirement by $6.3 million. G&Co’s aggregate indebtedness to net capital ratio was 0.97 to 1 at March 31, 2012. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCEI are subject to capital requirements of the FSA. Greenhill Caliburn is subject to capital requirements of the ASIC. As of March 31, 2012, GCI, GCEI and Greenhill Caliburn were in compliance with local capital adequacy requirements.

Note 10 — Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investment, which includes the Company’s principal investments in merchant banking funds, Iridium and other investments and interest.

The following provides a breakdown of our revenues by source for the three month periods ended March 31, 2012 and 2011, respectively:

	For the Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$73.3	89%	$48.5	100%
Investment revenues	9.4	11%	(0.1)	—%

Total revenues	$82.7	100%	$48.4	100%

In reporting to management, the Company distinguishes the sources of its revenues between advisory and investment revenues. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its advisory and investment activities.

Note 11 — Subsequent Events

The Company evaluates subsequent events through the date on which financial statements are issued.

In April 2012, the maturity date of the revolving bank loan facility was extended to April 30, 2013, the facility size was reduced to $45.0 million and the interest rate was reduced to the higher of the Prime Rate or 3.25%.

On April 18, 2012, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 20, 2012 to the common stockholders of record on June 6, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “firm” and “us” refer to Greenhill & Co., Inc.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and subsequent Forms 8-K.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our 2011 Annual Report on Form 10-K.

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

Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we completed an initial public offering of our common stock. We opened our Dallas office in 2005 and our Toronto office in 2006. In 2008, we opened offices in Chicago, San Francisco and Tokyo, and we entered the private capital advisory business, which provides capital raising and related services to private equity and real estate funds. We opened our Houston and Los Angeles offices in 2009. On April 1, 2010, we acquired the Australian advisory firm Caliburn.

Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. (“Iridium”) in 2009. Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our advisory business. In 2011 we also began the liquidation of a substantial portion of our principal investments in our merchant banking funds and Iridium. In June 2011, we sold substantially all of our interest in two previously sponsored merchant banking funds (Greenhill Capital Partners II (“GCP II”) and Greenhill SAV Partners (“GSAVP”)) for $49.4 million, which represented the book value. In October 2011, we initiated a plan to sell our entire interest in Iridium systematically over a period of two or more years. It is our intention to realize value from our remaining investments over time. As of March 31, 2012 our investments principally consisted of our investments in Iridium and our European merchant banking fund.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Our advisory revenues increased by 51% to $73.3 million in the first quarter of 2012 compared to $48.5 million in the first quarter of 2011. During that period, completed M&A volume decreased by 42% from $641.4 billion in 2011 to $375.0 billion in 2012. (1) While this quarterly result is strong relative to a difficult environment, our business is best measured over longer periods of time, and in that regard it is noteworthy that our advisory revenues for the twelve month period ending March 31, 2012 (a measure we refer to as trailing twelve months advisory revenues) was $328 million, the highest level of trailing twelve month advisory revenues since the first quarter of 2008 and up 75% from its low point in the first quarter of 2010.

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

Results of Operations

Summary

Our revenues of $82.7 million for the first quarter of 2012 compare with revenues of $48.4 million for the first quarter of 2011, which represents an increase of $34.3 million, or 71%. Advisory revenues of $73.3 million for the first quarter of 2012 compare to $48.5 million in the first quarter of 2011. Investment revenues of $9.4 million for the first quarter of 2012 compare to a loss of $0.1 million in the first quarter of 2011. Our first quarter of 2012 net income allocable to common stockholders of $16.1 million and diluted earnings per share of $0.53 compare to a net loss allocable to common stockholders of $1.6 million and a diluted loss per share of $0.05 in the first quarter of 2011.

Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.

Revenues By Source

The following provides a breakdown of total revenues by source for the three month periods ended March 31, 2012 and 2011, respectively:

Revenue by Principal Source of Revenue

	For the Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$73.3	89%	$48.5	100%
Investment revenues	9.4	11%	(0.1)	—%

Total revenues	$82.7	100%	$48.4	100%

Advisory Revenues

Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, or similar transactions. We earned $73.3 million in advisory revenues in the first

(1)	Global M&A completed transaction volume for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Source: Thomson Financial as of April 6, 2012.

quarter of 2012 compared to $48.5 million in the first quarter of 2011, which represents an increase of 51%. The increase in advisory revenues in the first quarter of 2012 as compared to the same period in 2011 resulted primarily from an increase in the scale and number of completed assignments.

Completed assignments in the first quarter of 2012 included:

•	the sale of American Dental Partners, Inc. to JLL Partners, Inc.;

•	the acquisition by Antin Infrastructure Partners of a solar PV plant;

•	the sale by the Capvis Funds of their stake in Stadler Rail Group;

•	the acquisition by Det Norske Veritas AS of a majority stake in KEMA;

•	the recommended takeover of MSF Sugar by Mitr Phol Sugar Corp.;

•	the representation of Miller Group Limited on its recapitalization;

•	delivery of an opinion in relation to the merger of Pentair, Inc. with Tyco Flow Control, a division of Tyco International Ltd.;

•	the sale of Robert Wiseman Dairies to Unternehmensgruppe Theo Mueller;

•	the acquisition by Superior Energy Services, Inc. of Complete Production Services, Inc.; and

•	the sale of Troika Dialog to Sberbank.

During the first quarter of 2012, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for one interim closing and two final closings of the sale of limited partnership interests in such funds.

Investment Revenues

In 2009 we announced our exit from the merchant banking business, and since then we have been in the process of seeking to realize value from our remaining principal investments.

In the first quarter of 2012, we recorded investment revenues of $9.4 million compared to an investment loss of $0.1 million in the first quarter of 2011. The increase in investment revenues in the first quarter of 2012 resulted primarily from an increase in the value of our investment in Iridium. For 2012 and 2011 our investment revenues consisted principally of investment gains and losses from our investments in Iridium and certain previously sponsored merchant banking funds.

The following table sets forth additional information relating to our investment revenues:

	For the Three Months Ended March 31,
	2012	2011
	(in millions, unaudited)
Net realized and unrealized gains on investments in merchant banking funds	$0.7	$1.7
Deferred gain on sale of certain merchant banking assets	0.1	0.2
Net realized and unrealized gain (loss) on investment in Iridium	8.3	(2.2)
Interest income	0.3	0.2

Total investment revenues	$9.4	$(0.1)

We recognize gains or losses from our investment in Iridium based on the fair market value of our investment as of the end of any period. At March 31, 2012 we owned 8,019,016 shares of Iridium common stock, or approximately 11% on a fully diluted basis. At March 31, 2011, we owned 8,924,016 shares of Iridium common stock and 4,000,000 Iridium $11.50 warrants (NASDAQ: IRDMZ), or approximately 12% of Iridium’s common stock on a fully diluted basis.

At March 31, 2012, we had principal investments of $119.0 million, including our investment in Iridium of $70.2 million and in the merchant banking funds of $48.8 million, which includes $9.6 million of value that has been transferred to third parties subject to a put option. As part of our plan to sell our entire interest in Iridium over time, we sold 915,000 shares of Iridium at an average price per share of $8.10 during the first quarter of 2012. Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition —Investment Revenues”.

The investment gains (or losses) from our investment in Iridium and our investments in our historic merchant banking funds may fluctuate significantly over time due to factors beyond our control, such as performance of each company in our merchant banking portfolio, equity market valuations, and merger and acquisition opportunities. Revenues recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenues that may be realized and/or recognized in future periods.

Operating Expenses

We classify operating expenses in two categories: employee compensation and benefits expenses and non-compensation expenses.

Our total operating expenses for the first quarter of 2012 were $57.9 million, which compares to $50.9 million of total operating expenses for the first quarter of 2011. This represents an increase in total operating expenses of $7.0 million, or 14%, and results from increases in both our compensation expense and non-compensation expense, each as described in more detail below. The pre-tax margin for the first quarter of 2012 was 30%.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended March 31,
	2012	2011
	(in millions,
	unaudited)
Employee compensation and benefits expenses	$41.2	$36.2
% of revenues	50%	75%
Non-compensation expenses	16.6	14.7
% of revenues	20%	30%
Total operating expenses	57.9	50.9
% of revenues	70%	NM
Total income (loss) before tax	24.8	(2.5)
Pre-tax income margin	30%	NM

Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the first quarter of 2012 were $41.2 million, which reflects a 50% ratio of compensation to revenue. This amount compared to $36.2 million for the first quarter of 2011, which reflected a 75% ratio of compensation to revenue. The increase of $5.0 million, or 14%, results principally from a greater year-end bonus accrual in the first quarter of 2012 compared to the same period in the prior year. The decrease in the ratio of compensation to revenues in the first quarter of 2012 as compared to the same period in 2011 resulted from slightly higher compensation costs spread over significantly higher revenues.

Our compensation expense is generally based upon revenue and can fluctuate materially in any particular period depending upon the changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.

Non-Compensation Expenses

Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, interest expense and other operating expenses. Reimbursed client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $16.6 million in the first quarter of 2012 compared to $14.7 million in the first quarter of 2011, reflecting an increase of $1.9 million, or 13%. The increase in non-compensation expenses principally resulted from greater travel costs associated with greater business development activities and an increase in other operating costs.

Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2012 and 2011 were 20% and 30%, respectively. The decrease in non-compensation expenses as a percentage of revenues results from higher costs spread over significantly higher revenues in the first quarter of 2012 as compared to the same period in 2011.

Our non-compensation expenses as a percentage of revenues can vary as a result of a variety of factors including fluctuation in revenue amounts, changes in headcount, the amount of recruiting and business development activity, the amount of office expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of short-term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenues in any particular period may not be indicative of the non-compensation expenses as a percentage of revenues in future periods.

Provision for Income Taxes

During the first quarter of 2012, the provision for income taxes was $8.7 million, which reflects an effective rate of 35%. This compares to an income tax benefit in the first quarter of 2011 of $0.9 million, which reflects an effective tax rate of 37% for the period. The increase in the provision for income taxes for the first quarter of 2012 as compared to the same period in the prior year was attributable to higher pre-tax income allocated to common shareholders partially offset by a lower effective rate due to an increase in the proportion of income earned in lower tax rate jurisdictions.

The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate and invest. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. At March 31, 2012, we had cash and cash equivalents on hand of $42.0 million, of which $29.0 million were held outside the U.S.

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

To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which expires on April 30, 2013. In conjunction with the annual renewal of the revolving bank loan in April 2012, the facility amount was reduced by $5.0 million and the base interest rate was reduced to the higher of the Prime Rate or 3.25%. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC. At March 31, 2012, we had $27.0 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At March 31, 2012, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants.

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

During 2011, we began to liquidate our investments in our previously sponsored merchant banking funds and Iridium. In the second and third quarters of 2011 we sold substantially all of our interests in GCP II and all of our interests in GSAVP to unaffiliated third parties and received proceeds of $49.4 million, in aggregate. Additionally, in October 2011, we initiated a trading plan to sell our entire interest in Iridium over a period of approximately two years. During the three months ended March 31, 2012, we sold 915,000 shares of Iridium at an average price of $8.10 per share for total proceeds of $7.4 million.

At March 31, 2012, our investment in Iridium had a value of $70.2 million, which represents approximately 11% of Iridium’s fully diluted common stock. Our first sale of our Iridium common stock occurred on October 3, 2011, and subsequent sales will continue systematically under the plan until all of our interests in Iridium have been sold. The plan calls for the sale of our shares in Iridium in small daily increments, which represent a small percentage of recent daily trading volume levels. Specifically, we will sell 15,000 shares of Iridium common stock per trading day when the prior day’s closing price of Iridium common stock is below $8.50, or 20,000 shares per day when the prior day’s closing price is between $8.50 and $9.50, or 25,000 shares per day when the prior day’s closing price is above $9.50. The only exception is that we will not sell shares on the last five trading days of any calendar quarter. We expect to use the net proceeds from the sales to repurchase our common stock.

Our deferred tax liabilities, which were $21.0 million as of March 31, 2012, principally relate to the unrealized gain in our investment in Iridium. The amount of the deferred tax liability may increase or decrease from period to period depending upon the change in the quoted market value of Iridium and is expected to decrease over time as we realize taxable gains upon the sale of that investment. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods. Our current tax liability will increase at the time we realize investment gains.

In connection with the sale of GCP II in June 2011, the purchasers have the right, exercisable in December 2012, to cause us to repurchase their interests in either of two specified portfolio companies subject to Put Options for values of $4.8 million and $9.5 million, which had estimated fair values of $4.8 million and $4.8 million, respectively, at March 31, 2012. Because we cannot be certain of the variables that the purchasers will evaluate to determine whether or not they will exercise either or both of the Put Options, we are unable to estimate the likelihood that the Put Options will be exercised.

At March 31, 2012, our remaining investments in previously sponsored and other merchant banking funds, excluding the estimated fair value of $9.6 million of our interest subject to the Put Options, were valued at $37.1 million, of which GCP Europe represented $32.2 million (or £20.1 million). Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term.

At March 31, 2012, we had unfunded commitments (not reflected on our balance sheet) of $10.4 million relating to future principal investments in certain of the merchant banking funds, which included unfunded commitments to GCP Europe of $6.5 million (or £4.1 million), which may be drawn through December 2012. We had unfunded commitments of $3.9 million to other merchant banking funds, the majority of which may be drawn through November 2015. For each of the merchant banking funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two-year period after the expiration of the commitment period. Our remaining commitments to our merchant banking funds may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of capital calls or distribution of investment proceeds.

In January 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock during 2012. During the three months ended March 31, 2012, the firm repurchased 56,812 shares of its common stock in open market purchases. Additionally, during the quarter ended March 31, 2012, the firm is deemed to have repurchased 146,875 shares of its common stock in connection with cash settlement of tax liabilities incurred on the vesting of restricted stock units. In aggregate during the first quarter, the firm repurchased 203,687 shares of its common stock at an average price of $46.04, for a total purchase cost of $9.4 million. Based upon the number of restricted stock unit grants outstanding at March 31, 2012, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on the vesting of restricted stock units of approximately $59.3 million (as calculated based upon the closing share price as of March 31, 2012 and assuming a withholding tax rate of 40%) over the next five years, of which an additional $1.8 million will be payable in 2012, $12.9 million will be payable in 2013, $16.9 million will be payable in 2014, $11.3 million will be payable in 2015, $8.8 million will be payable in 2016, and $7.6 million will be payable in 2017. The actual amount we fund for repurchases of our common stock from our employees may differ depending on the share price at the time of vesting and changes in mandatory tax withholding rates.

We will realize a corporate income tax benefit concurrently with the cash settlement payments. While we expect to fund repurchases of shares (if any) with proceeds from our investments and/or operating cash flow we are unable to predict the timing or magnitude of our share repurchases.

Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of the firm’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. Based on the revenues generated since the acquisition we believe it is probable that the revenue target for the first tranche, which will be measured on the third anniversary, will be met. If, however, the performance target for either tranche is not achieved, the contingent convertible preferred shares in such tranche will be cancelled.

While we believe that the cash generated from operations, proceeds from the sale of Iridium and our merchant banking investments and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividends payments, share repurchases, commitments to the merchant banking activities, and build-out costs of new office space, we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs. There is no assurance, that our current lender will continue to renew our revolving loan facility annually, and if not, that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to repatriate funds to the U.S., liquidate some of our remaining principal investments or issue additional securities, reduce operating costs or a combination of each, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such need. We generate cash from our operating activities principally in the form of advisory fees and in the form of distributions or sale proceeds from our investment activities. We use our cash primarily for operating purposes, compensation of our employees, payment of income taxes, the funding of our remaining commitments to the merchant banking funds, payment of dividends, repurchase of shares of our stock (both in open market purchases and repurchases from our employees in conjunction with the payment of taxes liabilities incurred on the vesting of restricted stock awards) and leasehold improvements.

Cash Flows

In the first three months of 2012, our cash and cash equivalents decreased by $20.0 million from December 31, 2011, net of an increase of $1.5 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $6.2 million from operating activities, including $32.5 million from net income after giving effect to the non-cash items and a net decrease in working capital of $26.3 million principally from the annual payment of bonuses. We generated $0.8 million from investing activities, primarily from proceeds from the sale of Iridium of $7.4 million, and distributions from other merchant banking funds of $0.2 million, offset by $5.9 million used to fund capital calls for our merchant banking fund investments and $0.9 million for build out of office space. We used $28.6 million in financing activities, including $1.1 million of net repayments on our revolving loan facility, $14.0 million for the payment of dividends, $2.5 million for open market repurchases of our common stock, $6.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $4.1 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price.

In the first three months of 2011, our cash and cash equivalents decreased by $35.4 million from December 31, 2010. We used $10.8 million in operating activities, including $20.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $31.1 million principally from the annual payment of bonuses and an increase in taxes receivable which arose as a result of net operating losses. We used $26.0 million in financing activities, $14.3 million for the payment of dividends, $1.0 million of distributions to noncontrolling interests and $17.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, partially offset by $6.3 million of net borrowings from our revolving loan facility and $0.7 million of net tax benefits from the delivery of restricted stock units.

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

With regard to our investments in both merchant banking funds and Iridium we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on our investments in Iridium and other publicly traded securities held in the merchant banking funds. This analysis showed that if we assume that at March 31, 2012, the market prices of Iridium and the public securities held in the merchant banking funds were 10% lower, the impact on our operations would be a decrease in revenues of $7.0 million.

We manage the risks associated with the merchant banking portfolio by assessing information provided by the funds.

In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 46% of our revenues for the three months ended March 31, 2012 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income. During the three month period ended March 31, 2012, as compared to the same period in 2011, the value of the U.S. dollar weakened on a weighted average basis relative to the Australian dollar and strengthened relative to the pound sterling and the euro. In aggregate, there was nominal impact on our revenues in the first quarter of 2012 as compared to the same period in 2011 as a result of movements in the rates of exchange. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

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

We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. For further discussion of these and other significant accounting policies, see “Note 2 — Summary of Significant Accounting Policies” in our condensed consolidated financial statements, and our 2011 Annual Report on Form 10-K.

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

Investment Revenues

Investment revenues consist of (i) gains (or losses) on the firm’s investments in certain merchant banking funds, Iridium and other investments, and if any, (ii) profit overrides from the merchant banking funds.

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

If certain financial returns are achieved over the life of the fund, the firm recognizes merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Profit overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The firm may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The firm would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2012, the firm believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the firm has not reserved for any clawback obligations under applicable fund agreements.

Investments

The firm’s investments in the merchant banking funds are recorded under the equity method of accounting based upon the firm’s proportionate share of the fair value of the underlying merchant banking fund’s net assets. The firm’s other investments, including Iridium, which consider the firm’s influence or control of the investee, are recorded at estimated fair value or under the equity method of accounting based, in part, upon the firm’s proportionate share of the investee’s net assets.

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

Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statement of changes in equity and the condensed consolidated statements of comprehensive income.

Restricted Stock Units

The firm accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and are generally amortized over a five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the firm’s common stock at the date of grant. As the firm expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The firm records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The firm records dividend equivalent payments on restricted stock units as a dividend payment and a charge to equity.

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

Derivative Instruments

The firm accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the firm records warrants at estimated fair value in the condensed consolidated statements of financial condition with changes in estimated fair value during the period recorded in investment revenues in the condensed consolidated statements of income. The Iridium $11.50 Warrants, which were held by the firm at March 31, 2011 prior to their conversion to shares of Iridium common stock in June 2011, were not designated as hedging instruments.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
January 1 — January 31	—	—	—	$100,000,000
February 1 — February 29	—	—	—	$100,000,000
March 1 — March 31	56,812	$44.00	—	$97,499,992

(1)

Excludes 146,875 shares the firm is deemed to have repurchased in at $46.83 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 25, 2012, the Board of Directors authorized the repurchase of up to $100,000,000 of Greenhill & Co., Inc. common stock during 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1	Renewal and Modification Agreement, dated as of April 30, 2012, between First Republic Bank and Greenhill & Co., Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Name: Scott L. Bok
Title: Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Name: Christopher T. Grubb
Title: Chief Financial Officer

S-1