Form 10-Q
period 2012-06-30
GREENHILL & CO INC
filed 2012-08-02
CIK 1282977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 20, 2012, there were 28,770,220 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

	As of
	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash and cash equivalents ($6.9 million and $7.3 million restricted from use at June 30, 2012 and December 31, 2011, respectively)	$41,610	$62,050
Advisory fees receivable, net of allowance for doubtful accounts of $0.1 million at June 30, 2012 and December 31, 2011	47,307	53,274
Other receivables	3,098	1,130
Property and equipment, net of accumulated depreciation of $52.3 million and $50.2 million at June 30, 2012 and December 31, 2011, respectively	15,159	15,995
Other investments	63,985	73,326
Investments in merchant banking funds	48,256	39,535
Goodwill	162,220	161,664
Deferred tax asset	40,095	48,307
Other assets	4,202	5,462

Total assets	$425,932	$460,743

Liabilities and Equity
Compensation payable	$9,477	$34,913
Accounts payable and accrued expenses	14,473	15,506
Financing liability	15,637	14,302
Bank loan payable	27,825	28,100
Deferred tax liability	16,482	20,368

Total liabilities	83,894	113,189
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 36,399,052 and 35,775,557 shares issued as of June 30, 2012 and December 31, 2011, respectively; 28,768,414 and 28,647,312 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	364	358
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, and 1,099,877 shares issued and outstanding as of June 30, 2012 and December 31, 2011	46,950	46,950
Restricted stock units	86,145	99,916
Additional paid-in capital	452,176	412,283
Exchangeable shares of subsidiary; 257,156 shares issued as of June 30, 2012 and December 31, 2011; 61,691 and 110,191 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	3,683	6,578
Retained earnings	163,743	173,374
Accumulated other comprehensive income	3,594	3,128
Treasury stock, at cost, par value $0.01 per share; 7,630,638 and 7,128,245 shares as of June 30, 2012 and December 31, 2011, respectively	(415,970)	(396,386)

Stockholders’ equity	340,685	346,201
Noncontrolling interests	1,353	1,353

Total equity	342,038	347,554

Total liabilities and equity	$425,932	$460,743

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Advisory revenues	$45,148	$85,579	$118,403	$134,088
Investment revenues	2,170	5,188	11,604	5,047

Total revenues	47,318	90,767	130,007	139,135
Expenses
Employee compensation and benefits	28,404	41,753	69,641	77,980
Occupancy and equipment rental	4,477	4,447	8,743	8,633
Depreciation and amortization	1,717	2,010	3,688	3,867
Information services	2,205	2,003	4,089	3,569
Professional fees	1,384	1,525	2,735	2,810
Travel related expenses	2,645	2,317	6,089	4,811
Interest expense	289	517	508	1,243
Other operating expenses	2,673	3,055	6,179	5,591

Total expenses	43,794	57,627	101,672	108,504
Income before taxes	3,524	33,140	28,335	30,631
Provision for taxes	1,282	11,651	9,959	10,723

Consolidated net income	2,242	21,489	18,376	19,908
Less: Net income allocated to noncontrolling interests	—	6	—	6

Net income allocated to common stockholders	$2,242	$21,483	$18,376	$19,902

Average shares outstanding:
Basic	30,507,700	31,009,869	30,649,957	31,178,508
Diluted	30,512,613	31,010,524	30,656,429	31,187,576
Earnings per share:
Basic	$0.07	$0.69	$0.60	$0.64
Diluted	$0.07	$0.69	$0.60	$0.64
Dividends declared and paid per share	$0.45	$0.45	$0.90	$0.90

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net income	$2,242	$21,489	$18,376	$19,908
Currency translation adjustment, net of tax	(2,284)	5,889	466	10,059

Comprehensive income (loss)	(42)	27,378	18,842	29,967
Less: Net income allocated to noncontrolling interests	—	6	—	6

Comprehensive income (loss) allocated to common stockholders	$(42)	$27,372	$18,842	$29,961

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands, except for per share data)

	Six Months Ended June 30, 2012 (unaudited)	Year Ended December 31, 2011
Common stock, par value $0.01 per share
Common stock, beginning of the year	$358	$351
Common stock issued	6	7

Common stock, end of the period	364	358

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	46,950	46,950
Contingent convertible preferred stock issued	—	—

Contingent convertible preferred stock, end of the period	46,950	46,950

Restricted stock units
Restricted stock units, beginning of the year	99,916	89,365
Restricted stock units recognized	27,734	53,143
Restricted stock units delivered	(41,505)	(42,592)

Restricted stock units, end of the period	86,145	99,916

Additional paid-in capital
Additional paid-in capital, beginning of the year	412,283	368,090
Common stock issued	44,388	42,794
Tax benefit (cost) from the delivery of restricted stock units	(4,495)	1,399

Additional paid-in capital, end of the period	452,176	412,283

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	6,578	6,578
Exchangeable shares of subsidiary delivered	(2,895)	—

Exchangeable shares of subsidiary, end of the period	3,683	6,578

Retained earnings
Retained earnings, beginning of the year	173,374	184,621
Dividends	(28,007)	(55,824)
Net income allocated to common stockholders	18,376	44,577

Retained earnings, end of the period	163,743	173,374

Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the year	3,128	5,127
Currency translation adjustment, net of tax	466	(1,999)

Accumulated other comprehensive income, end of the period	3,594	3,128

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(396,386)	(330,602)
Repurchased	(19,584)	(65,784)

Treasury stock, end of the period	(415,970)	(396,386)

Total stockholders’ equity	340,685	346,201

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,353	2,382
Net income allocated to noncontrolling interests	—	6
Distributions to noncontrolling interests	—	(1,035)

Noncontrolling interests, end of the period	1,353	1,353

Total equity	$342,038	$347,554

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2012	2011
Operating activities:
Consolidated net income	$18,376	$19,908
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income :
Depreciation and amortization	3,688	3,867
Net investment gains	(8,134)	(4,256)
Restricted stock units recognized and common stock issued	27,734	27,473
Deferred taxes	(1,250)	2,907
Deferred gain on the sale of certain merchant banking assets	(129)	(406)
Changes in operating assets and liabilities:
Advisory fees receivable	5,967	(3,419)
Other receivables and assets	(2,239)	(4,137)
Due from affiliates	—	(140)
Compensation payable	(25,896)	(6,715)
Accounts payable and accrued expenses	4,470	7,864
Settlement of restricted stock units in cash	—	(2,093)

Net cash provided by operating activities	22,587	40,853
Investing activities:
Purchases of investments	(6,536)	(1,064)
Proceeds from sales of investments	16,670	48,467
Distributions from investments	780	1,100
Purchases of property and equipment	(1,378)	(2,340)

Net cash provided by investing activities	9,536	46,163
Financing activities:
Proceeds of revolving bank loan	29,945	40,570
Repayment of revolving bank loan	(30,220)	(82,900)
Distributions to noncontrolling interests	—	(958)
Dividends paid	(28,007)	(28,641)
Purchase of treasury stock	(19,584)	(37,022)
Net tax benefit (cost) from the delivery of restricted stock units	(4,496)	601

Net cash used in financing activities	(52,362)	(108,350)

Effect of exchange rate changes on cash and cash equivalents	(201)	2,486

Net decrease in cash and cash equivalents	(20,440)	(18,848)
Cash and cash equivalents, beginning of the period	62,050	78,227

Cash and cash equivalents, end of the period	$41,610	$59,379

Supplemental disclosure of cash flow information:
Cash paid for interest	$542	$1,207
Cash paid for taxes, net of refunds	$11,982	$3,917

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, restructurings, financings and capital raising to corporations, partnerships, institutions and governments. The Company acts for clients located throughout the world from its offices located in the United States, United Kingdom, Germany, Canada, Japan, Australia and Sweden.

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

The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements related to the consolidation of variable interest entities, the Company consolidates the general partners of certain previously sponsored merchant banking funds which it controls. The general partners account for their investments in merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors. See “Note 3 — Investments —Merchant Banking Funds” for further discussion of the merchant banking in which we act as general partner.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $2.4 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively and $3.8 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively.

Investment Revenues

Investment revenues consist of (i) gains (or losses) on the Company’s investments in certain merchant banking funds, Iridium and other investments, (ii) profit overrides from certain merchant banking funds, if any, and (iii) interest income. See “Note 3 — Investments —Merchant Banking Funds”.

The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. The Company recognizes revenue on its other investments, including Iridium, which consider the Company’s influence or control of the investee, based on gains and losses on investment positions held, which arise from sales or changes in the fair value of investments. The amount of gains or losses are not predictable and can cause periodic fluctuations in net income and therefore subject the Company to market and credit risk.

If certain financial returns are achieved over the life of a merchant banking fund, the Company may recognize merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Profit overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2012, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments —Merchant Banking Funds” for further discussion of the merchant banking revenues recognized.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions and (ii) cash equivalents.

At June 30, 2012 and December 31, 2011, the Company had $41.6 million and $62.1 million, respectively, of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At June 30, 2012 and December 31, 2011, the carrying value of the Company’s cash equivalents amounted to $5.1 million and $2.1 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.

Also included in the total cash and cash equivalents balance at June 30, 2012 and December 31, 2011 was restricted cash of $6.9 million and $7.3 million, respectively (including $2.5 million and $2.9 million restricted for the payout of the Greenhill Caliburn deferred compensation plan, respectively). See “Note 3 — Investments — Other Investments”.

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

Advisory Fees Receivables

Advisory fees receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness.

Included in the total advisory fees receivable balance at June 30, 2012 and December 31, 2011 were $27.4 million and $21.3 million, respectively, of long term receivables related to private equity and real estate capital advisory engagements which are generally paid in installments over a period of three years. Interest is charged on long term receivables.

Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas.

Investments

The Company’s investments in merchant banking funds are recorded under the equity method of accounting based upon the Company’s proportionate share of the estimated fair value of the underlying merchant banking fund’s net assets. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds’ privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company’s investments are carried on its condensed consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.

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

Restricted Stock Units

The Company sponsors an equity incentive plan which provides for grants of share-based payment awards. The Company accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and are generally amortized over a three to five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. As the Company expenses the stock settled share-based awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting.

In certain jurisdictions, the Company may settle share-based payment awards in cash in lieu of shares of common stock to obtain tax deductibility. In these circumstances, the awards are settled in the cash equivalent value of the Company’s shares of common stock based upon their value at settlement date. These cash settled share-based awards are classified as liabilities and are remeasured at fair value at each reporting period.

The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments on restricted stock units as a dividend payment and a charge to equity.

Earnings per Share

The Company calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. The denominator for basic EPS includes the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes.

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

Fair Value of Other Financial Instruments

The Company believes that the carrying values of all other financial instruments presented in the condensed consolidated statements of financial condition approximate their fair value generally due to their short-term nature and generally negligible credit risk. These fair value measurements would be categorized as Level 3 within the fair value hierarchy.

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

Aircraft — 7 years

Equipment — 5 years

Furniture and fixtures — 7 years

Leasehold improvements — the lesser of 10 years or the remaining lease term

Note 3 — Investments

Merchant Banking Funds

In June 2011, the Company sold substantially all of its capital interests in Greenhill Capital Partners II (“GCP II”) and its affiliated funds to certain unaffiliated third parties and certain principals of GCP Capital Partners Holdings LLC (‘GCP Capital”) for an aggregate purchase price of $44.8 million, which represented the Company’s carrying value of such capital interest as of March 31, 2011. The transaction agreement provided that the purchasers have the right, exercisable only in December 2012, to cause the Company to repurchase each of the capital account interests attributable to two specified portfolio companies of GCP II at a specified aggregate price of $14.3 million, subject to adjustments for distributions or capital calls (the “Put Options”). In June 2012 the purchasers funded a capital call of $1.3 million related to one of the specified portfolio companies, increasing in aggregate the Put Option to $15.6 million. The transfer of the GCP II capital interests, which were not associated with the Put Options, was accounted for as a sale in accordance with accounting guidance for financial asset transfers. The GCP II capital account interests associated with the Put Options did not meet the requirements of sale accounting and therefore have been accounted for as secured borrowings in accordance with accounting guidance for financial asset transfers. In accordance with that guidance, the Company continues to record these capital interests subject to the Put Options as a component of investments in merchant banking funds on the condensed consolidated statements of financial condition and will recognize its proportional share of earnings or loss related to the capital interests subject to the Put Options on the condensed consolidated statements of income. The Company also recorded a corresponding liability for the consideration received, which has been included as a financing liability on the condensed consolidated statements of financial condition. For the three and six months ended June 30, 2012 the Company recorded a $0.2 million gain and a $0.7 million loss, respectively related to the capital interests subject to the Put Options which is included in investment revenues on the condensed consolidated statements of income.

Additionally, in June 2011, the Company sold substantially all of its capital interests in Greenhill SAV Partners (“GSAVP”) and its affiliated funds to an unaffiliated third party for a purchase price of $3.7 million, which represented the Company’s carrying value of such capital interests as of March 31, 2011. The transfer of all the capital interests related to GSAVP has been accounted for as a sale in accordance with accounting guidance for financial asset transfers.

Prior to 2011, the Company was the general partner of certain merchant banking funds. In addition to recording its direct investments in the affiliated funds, the Company consolidated each general partner which it controlled. In conjunction with the sale of the merchant banking business effective in 2011, the Company transferred ownership of the general partner of Greenhill Capital Partners Europe (“GCP Europe”) to GCP Capital. Further, in conjunction with the sale of its capital interests in GSAVP and its affiliated funds in 2011, ownership of the general partner of GSAVP was transferred to an unaffiliated third party. As of June 30, 2012, the Company continues to retain control only of the general partner of Greenhill Capital Partners I and GCP II and consolidates the results of each such general partner.

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

The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of June 30,	As of December 31,
	2012	2011
	(in thousands, unaudited)	(in thousands, audited)
Investment in GCP Europe	$32,022	$23,951
Investment in GCP II	1,491	1,609
Investment in GCP II subject to Put Options	11,127	10,520
Investment in other merchant banking funds	3,616	3,455

Total investments in merchant banking funds	$48,256	$39,535

The Company’s investment in other merchant banking funds are principally comprised of investments in GCP I and Greenhill Capital Partners III.

The investment in GCP I included $0.3 million at both June 30, 2012 and December 31, 2011 related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its general partner. The investment in GCP II included $1.1 million at both June 30, 2012 and December 31, 2011 related to the noncontrolling interests in the general partner of GCP II.

Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of GCP I at both June 30, 2012 and December 31, 2011. This amount may increase or decrease depending on the change in the fair value of GCP I, and is payable, subject to clawback, at the time cash proceeds are realized.

At June 30, 2012, the Company had unfunded commitments to merchant banking funds of $9.5 million, which included unfunded commitments to GCP Europe of $6.4 million (or £4.1 million) and GCP III of $3.1 million, which may be drawn through December 2012 and November 2015, respectively. For each of the funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two year period after the expiration of the commitment period. Effective June 2012, the commitment period for GCP II expired.

Other Investments

The Company has other investments including investments in Iridium, Barrow Street Capital III, LLC (“Barrow Street III”) and certain deferred compensation plan investments. The Company’s other investments are as follows:

	As of June 30,	As of December 31,
	2012	2011
	(in thousands, unaudited)	(in thousands, audited)
Iridium Common Stock	$62,035	$68,881
Barrow Street III	1,806	2,107
Deferred compensation plan investments	144	2,338

Total other investments	$63,985	$73,326

Iridium

At June 30, 2012, the Company owned 6,939,016 shares of Iridium Common Stock (NASDAQ:IRDM) and had a fully diluted share ownership in Iridium of approximately 9%. At December 31, 2011, the Company owned 8,934,016 shares of Iridium Common Stock and had fully diluted share ownership in Iridium of approximately 12%. The Company’s investment in Iridium is accounted for as a trading security as the Company does not maintain or exercise significant influence over Iridium. At June 30, 2012 and December 31, 2011 the Company’s investment in Iridium was valued at its closing quoted market price.

Barrow Street Capital III

In 2005, the Company committed $5.0 million to Barrow Street III, a real estate investment fund, of which $0.1 million remains unfunded at June 30, 2012. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.

Other Investments

In connection with the acquisition of Greenhill Caliburn in April 2010 (the “Acquisition”), the Company assumed amounts due under Caliburn’s deferred compensation plan. Under this plan a portion of certain employees’ compensation was deferred and invested in cash, or at the election of each respective employee, in certain mutual fund investments. These investments will be distributed to those employees of Greenhill Caliburn over a period ending in 2016. The invested assets relating to this plan have been recorded on the condensed consolidated statement of financial condition as components of both cash and cash equivalents and other investments. The deferred compensation liability relating to the plan has been recorded on the condensed consolidated statement of financial condition as component of compensation payable. Subsequent to the Acquisition, the Company discontinued future participation in the plan.

Investment revenues

The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$388	$(887)	$1,092	$813
Net realized and unrealized gain on investment in Iridium	1,372	5,618	9,674	3,443
Deferred gain on sale of certain merchant banking assets	65	203	129	406
Interest income	345	254	709	385

Total investment revenues	$2,170	$5,188	$11,604	$5,047

Fair Value Hierarchy

The following tables set forth, by level, the assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
	(in thousands, unaudited)
Assets
Iridium Common Stock	$62,035	$—	$—	$62,035
Deferred compensation plan investments	—	144	—	144

Total investments	$62,035	$144	$—	$62,179

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
	(in thousands, audited)
Assets
Iridium Common Stock	$68,881	$—	$—	$68,881
Deferred compensation plan investments	—	2,338	—	2,338

Total investments	$68,881	$2,338	$—	$71,219

Level 3 Gains and Losses

The Company did not hold any Level 3 investments during the six months ended June 30, 2012.

Prior to June 2011, in addition to shares of Iridium Common Stock, the Company also owned warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”). Effective June 22, 2011, the Company participated in Iridium’s tender offer to exchange the Iridium $11.50 Warrants, which permitted any holder of such warrants to receive one common share of Iridium Common Stock for every 4.55 warrants tendered. The Company tendered 4,000,000 Iridium $11.50 Warrants in exchange for 880,000 shares of Iridium Common Stock. The Iridium $11.50 Warrants were historically valued using an internally developed model and classified as a Level 3 investment. Upon exchange, the shares were valued using quoted market prices and classified as a Level 1 investment.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the three months ended June 30, 2011.

	Beginning Balance April 1, 2011	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance June 30, 2011
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$7,960	$–	$–	$–	$(7,960)	$–

Total Level 3 investments	$7,960	$–	$–	$–	$(7,960)	$–

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the six months ended June 30, 2011.

	Beginning Balance January 1, 2011	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers in and/or out of Level 3	Ending Balance June 30, 2011
	(in thousands, unaudited)
Assets
Iridium $11.50 Warrants	$7,280	$–	$680	$–	$(7,960)	$–

Total Level 3 investments	$7,280	$–	$680	$–	$(7,960)	$–

Note 4 — Related Parties

In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital for a period of three to five years beginning in April 2011. The Company also subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.4 million for both of the three month periods ending June 30, 2012 and 2011, and $0.8 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively. The reimbursed amounts were recorded as a reduction of occupancy and equipment rental expense on the condensed consolidated statements of income.

Note 5 — Revolving Bank Loan Facility

At June 30, 2012, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility was reduced from $50.0 million at December 31, 2011 to $45.0 million effective May 1, 2012 and has a maturity date of April 30, 2013. The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and by cash distributed from G&Co. Interest on borrowings is based on the higher of the Prime Rate or 3.25% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lender and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $27.2 million and $60.1 million for the six months ended June 30, 2012 and 2011, respectively. The weighted average interest rate was 3.7% and 4.0% for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, the Company was compliant with all loan covenants.

Note 6 — Equity

On June 20, 2012, a dividend of $0.45 per share was paid to stockholders of record on June 6, 2012. During the six months ended June 30, 2012 and 2011, dividend equivalents of $2.9 million and $2.6 million, respectively, were paid on the restricted stock units.

During the six months ended June 30, 2012, 419,908 restricted stock units vested and were issued as common stock, of which the Company is deemed to have repurchased 152,187 shares at an average price of $46.55 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the six months ended June 30, 2012, the Company repurchased in open market transactions 350,206 shares of its common stock at an average price of $35.69 per share.

During the six months ended June 30, 2011, 585,368 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 256,778, shares at an average price of $69.32 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the six months ended June 30, 2011, the Company repurchased in open market transactions 372,262 shares of its common stock at an average price of $51.63 per share.

Note 7 — Earnings per Share

The computations of basic and diluted earnings per share are set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$2,242	$21,483	$18,376	$19,902

Denominator for basic EPS — weighted average number of shares	30,508	31,010	30,650	31,179
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	5	1	6	9

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,513	31,011	30,656	31,188

Earnings per share:
Basic	$0.07	$0.69	$0.60	$0.64
Diluted	$0.07	$0.69	$0.60	$0.64

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

The Company’s income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of June 30, 2012, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition are current income taxes payable of $7.5 million as of June 30, 2012 and $7.9 million as of December 31, 2011. Included in other receivables are prepaid estimated taxes of $2.2 million as of June 30, 2012.

Note 9 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, the United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers. G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2012, G&Co’s net capital was $9.1 million, which exceeded its requirement by $8.9 million. G&Co’s aggregate indebtedness to net capital ratio was 0.37 to 1 at June 30, 2012. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCEI are subject to capital requirements of the FSA. Greenhill Caliburn is subject to capital requirements of the ASIC. As of June 30, 2012, GCI, GCEI and Greenhill Caliburn were in compliance with local capital adequacy requirements.

Note 10 — Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investment, which includes the Company’s principal investments in merchant banking funds, Iridium and other investments and interest.

The following provides a breakdown of our revenues by source for the three and six month periods ended June 30, 2012 and 2011, respectively:

	For the Three Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$45.1	95%	$85.6	94%
Investment revenues	2.2	5%	5.2	6%

Total revenues	$47.3	100%	$90.8	100%

	For the Six Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$118.4	91%	$134.1	96%
Investment revenues	11.6	9%	5.0	4%

Total revenues	$130.0	100%	$139.1	100%

In reporting to management, the Company distinguishes the sources of its revenues between advisory and investment activities. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its advisory and investment activities.

Note 11 — Subsequent Events

The Company evaluates subsequent events through the date on which financial statements are issued.

On July 18, 2012, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on September 19, 2012 to the common stockholders of record on September 5, 2012.

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

Overview

Greenhill is a leading independent investment bank focused on providing financial advice related to significant mergers, acquisitions, restructurings, financings and capital raisings to corporations, partnerships, institutions and governments. We act for clients located throughout the world from our offices in the United States, United Kingdom, Germany, Canada, Japan, Australia and Sweden.

Our revenues are principally derived from providing advisory services on mergers and acquisitions, or M&A, financings and restructurings, and are primarily driven by total deal volume and size of individual transactions. Additionally, our private capital and real estate capital advisory group provide fund placement and other capital raising advisory services, where revenues are driven primarily by the amount of capital raised.

Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we completed an initial public offering of our common stock. We opened our Dallas office in 2005 and our Toronto office in 2006. In 2008, we opened offices in Chicago, San Francisco and Tokyo, and we entered the private capital advisory business, which provides capital raising and related services to private equity and real estate funds. We opened our Houston and Los Angeles offices in 2009. In 2010, we acquired the Australian advisory firm Caliburn. In May 2012 we opened our Stockholm office.

Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. (“Iridium”) in 2009. Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our advisory business. In 2011 we also began the liquidation of a substantial portion of our principal investments in our merchant banking funds and Iridium. During 2011, we sold substantially all of our interest in two previously sponsored merchant banking funds (Greenhill Capital Partners II (“GCP II”) and Greenhill SAV Partners (“GSAVP”)) for $49.4 million, which represented the book value. In October 2011, we initiated a plan to sell our entire interest in Iridium systematically over a period of two or more years. It is our intention to realize value from our remaining investments over time. As of June 30, 2012 our investments principally consisted of our investments in Iridium and our previously sponsored European merchant banking fund.

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

Advisory revenues were $45.1 million in the second quarter of 2012 compared to $85.6 million in the second quarter of 2011, a decrease of 47%. For the six months ended June 30, 2012 advisory revenues were $118.4 million compared to $134.1 million for the comparable period in 2011, representing a decrease of 12%. During the six month period, completed M&A volume decreased by 30% from $1,351 billion in 2011 to $942 billion in 2012.(1) Within our business, we have seen our U.S. advisory revenue remain comparable to last year and experienced significant improvement in Europe, while activity in Australia has declined significantly from last year’s strong pace. In terms of type of advice, financing and restructuring advisory work has been a strong contributor alongside M&A, while our capital advisory (fund placement) business is up versus last year but still being negatively impacted by continued market volatility and uncertainty.

We often experience significant variations in revenues and profits during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Moreover, the value of our principal investments may vary significantly from period to period and depends on a number of factors beyond our control, including most notably credit and public equity markets and general economic conditions. As a result, our quarterly results vary and our results in one period may not be indicative of our results in any future period.

Results of Operations

Summary

Our revenues of $47.3 million for the second quarter of 2012 compare with revenues of $90.8 million for the second quarter of 2011, which represents a decrease of $43.5 million, or 48%. Advisory revenues of $45.1 million for the second quarter of 2012 compare to $85.6 million in the second quarter of 2011. Investment revenues of $2.2 million for the second quarter of 2012 compare to $5.2 million in the second quarter of 2011. On a year-to-date basis revenues were $130.0 million compared to $139.1 million for the comparable period in 2011, a decline of 7%. Advisory revenues for the six months ended June 30, 2012 were $118.4 million compared to $134.1 million over the same year-to-date period in 2011. Investment revenues for the six months ended June 30, 2012 were $11.6 million compared to $5.0 million for the same period in the prior year. The decrease in our year-to-date revenues as compared to the same period in 2011 resulted from a decrease in advisory revenues of $15.7 million offset, in part, by an increase in investment revenues of $6.6 million.

Our second quarter net income allocable to common stockholders of $2.2 million and diluted earnings per share of $0.07 compare to net income allocable to common stockholders of $21.5 million and diluted earnings per share of $0.69 in the second quarter of 2011. On a year-to-date basis, net income allocable to common stockholders was $18.4 million through June 30, 2012 compared to $19.9 million for the comparable period in 2011. Diluted earnings per share for the six months ended June 30, 2012 were $0.60 compared to $0.64 for the same period in 2011.

Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.

(1)        Global M&A completed transaction volume for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Source: Thomson Financial as of July 17, 2012.

Revenues By Source

The following provides a breakdown of total revenues by source for the three and six month periods ended June 30, 2012 and 2011, respectively:

Revenue by Principal Source of Revenue

	For the Three Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$45.1	95%	$85.6	94%
Investment revenues	2.2	5%	5.2	6%

Total revenues	$47.3	100%	$90.8	100%

	For the Six Months Ended
	June 30, 2012		June 30, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$118.4	91%	$134.1	96%
Investment revenues	11.6	9%	5.0	4%

Total revenues	$130.0	100%	$139.1	100%

Advisory Revenues

Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, capital raisings or similar transactions. We earned $45.1 million in advisory revenues in the second quarter of 2012 compared to $85.6 million in the second quarter of 2011, which represents a decrease of 47%. The decrease in advisory revenues in the second quarter of 2012 as compared to the same period in 2011 resulted primarily from a decrease in the number of completed assignments.

For the six months ended June 30, 2012, advisory revenues were $118.4 million compared to $134.1 million for comparable period in 2011, representing a decrease of 12%. This decrease principally resulted from a decline in completed assignments. During the six months ended June 30, 2012 we earned revenues from 110 different clients compared to 100 in the comparable period in 2011. We earned $1 million or more from 26 clients compared to 36 clients in the same period in 2011.

Completed assignments in the second quarter of 2012 included:

•	the representation of Armajaro Trading Company on its capital raising;

•	the sale of Catalyst Investment Managers Pty Ltd’s portfolio company Aperio Group Australia to Amcor Limited;

•	the representation of Delta Air Lines, Inc. on its strategic minority investment in Grupo Aeromexico;

•	the sale of ISTA Pharmaceuticals to Bausch & Lomb Inc;

•	the acquisition of Polar Ware Company by The Vollrath Company; and

•	the representation of Village Roadshow Entertainment Group Limited on a mezzanine and equity financing.

During the second quarter of 2012, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for one interim closing and two final closings of the sale of limited partnership interests in such funds.

Investment Revenues

In 2009 we announced our exit from the merchant banking business, and since then we have been in the process of seeking to realize value from our remaining principal investments. For 2012 and 2011 our investment revenues consisted principally of investment gains and losses from our investments in Iridium and certain previously sponsored merchant banking funds.

In the second quarter of 2012, the firm recorded investment revenues of $2.2 million compared to $5.2 million in the second quarter of 2011. In the second quarter of 2011, the increase in the value of our investment in Iridium Communications Inc. (NASDAQ: IRDM) was greater than the increase recorded in the second quarter of 2012.

For the six months ended June 30, 2012, the firm recorded investment revenues of $11.6 million compared to $5.0 million for the six months ended June 30, 2011. The increase in investment revenues in 2012 of $6.6 million resulted primarily from an increase in the value of our investment in Iridium.

The following table sets forth additional information relating to our investment revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$0.4	$(0.9)	$1.1	$0.8
Deferred gain on sale of certain merchant banking assets	0.1	0.2	0.1	0.4
Net realized and unrealized gain on investment in Iridium	1.4	5.6	9.7	3.4
Interest income	0.3	0.3	0.7	0.4

Total investment revenues	$2.2	$5.2	$11.6	$5.0

We recognize gains or losses from our investment in Iridium based on the fair market value of our investment as of the end of any period. At June 30, 2012 we owned 6,939,016 shares of Iridium common stock, or approximately 9% on a fully diluted basis. At June 30, 2011, we owned 9,804,016 shares of Iridium common stock, or approximately 13% of Iridium’s common stock on a fully diluted basis, including 880,000 shares of Iridium common stock exchanged in June 2011 for 4,000,000 Iridium’s $11.50 warrants.

At June 30, 2012, we had principal investments of $112.2 million, including our investments in Iridium of $62.0 million and in the merchant banking funds of $50.2 million, which includes $11.1 million of value that has been transferred to third parties subject to a put option. As part of our plan to sell our entire interest in Iridium over time, during the second quarter of 2012 we sold 1,080,000 shares of Iridium at an average price per share of $8.57 for proceeds of $9.3 million. During the first six months of 2012 we sold 1,995,000 shares of Iridium at an average price per share of $8.36 for proceeds of $16.7 million.

Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition —Investment Revenues”.

The investment gains (or losses) from our investment in Iridium and our investments in our previously sponsored merchant banking funds may fluctuate significantly over time due to factors beyond our control, such as performance of each company in our merchant banking portfolio, equity market valuations, and merger and acquisition opportunities. Revenues recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenues that may be realized and/or recognized in future periods.

Operating Expenses

We classify operating expenses in two categories: employee compensation and benefits expenses and non-compensation expenses.

Our total operating expenses for the second quarter of 2012 were $43.8 million, which compares to $57.6 million of total operating expenses for the second quarter of 2011. This represents a decrease in total operating expenses of $13.8 million, or 24%, and resulted principally from a decrease in our compensation expense as described in more detail below. The pre-tax income margin for the second quarter of 2012 was 7% as compared to 37% for the second quarter of 2011.

For the six months ended June 30, 2012, total operating expenses were $101.7 million, compared to $108.5 million of total operating expenses for the same period in 2011. The decrease of $6.8 million, or 6%, relates principally to a decrease in our compensation expense, as described in more detail below. The pre-tax income margin for the six months ending June 30, 2012 and 2011 was 22%.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, unaudited)
Employee compensation & benefits expenses	$28.4	$41.8	$69.6	$78.0
% of revenues	60%	46%	54%	56%
Non-compensation expenses	15.4	15.9	32.0	30.5
% of revenues	33%	18%	25%	22%
Total operating expenses	43.8	57.6	101.7	108.5
% of revenues	93%	64%	78%	78%
Total income before tax	3.5	33.1	28.3	30.6
% of revenues	7%	37%	22%	22%

Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the second quarter of 2012 were $28.4 million, which reflects a 60% ratio of compensation to revenues. This amount compared to $41.8 million for the second quarter of 2011, which reflected a 46% ratio of compensation to revenues. The decrease of $13.4 million, or 32%, resulted principally from a reduction in the annual cash bonus accrual commensurate with the decline in revenues in the second quarter of 2012 compared to the same period in prior year. The increase in the ratio of compensation to revenues in the second quarter of 2012 as compared to the same period in 2011 resulted from lower compensation costs spread over significantly lower revenues.

For the six months ended June 30, 2012, our employee compensation and benefits expenses were $69.6 million compared to $78.0 million of compensation and benefits expenses for the same period in the prior year. The decrease of $8.4 million, or 11%, principally resulted from a lower year-end cash bonus accrual in the first six months of 2012 as compared to the same period in 2011 consistent with our philosophy to align our compensation ratio with revenues. On a year-to-date basis the ratio of compensation expense to revenues was 54% as compared to 56% for the same six month period in 2011. The decrease in the ratio of compensation to revenues for the six months ended June 30, 2012 as compared to the comparable period in 2011 resulted from lower compensation expense spread over lower revenues.

Our compensation costs consist of (i) base salary and benefits, (ii) annual incentive compensation payable as cash bonus awards and (iii) amortization of long-term incentive compensation awards of restricted stock units, the majority of which are charged to expense over five years from the date of issuance. Based upon our current headcount, which has increased approximately 5% in 2012, we expect our annual 2012 fixed compensation cost, which is the sum of base salaries and benefits and the amortization of previously issued restricted stock units, will be approximately $130.0 million. This will represent a slight increase over our annual fixed compensation cost of approximately $127.0 million for 2011. Our fixed compensation cost may vary period to period based on such factors as headcount, changes in charges for the amortization of restricted stock units and other related matters. The ratio of compensation to revenues for the year ended December 31, 2012 will be largely dependent upon the amount of transaction activity and related revenues we generate in the second half of this year. While it continues to be our objective to return towards a ratio of compensation to revenues of no greater than 50%, we will, however, balance that goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to expand our industry expertise and geographic reach.

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

Our non-compensation expenses were $15.4 million in the second quarter of 2012 compared to $15.9 million in the second quarter of 2011, reflecting a decrease of $0.5 million, or 3%. The decrease in non-compensation expenses principally resulted from lower interest expense and general operating expenses.

For the first six months of 2012, our non-compensation expenses were $32.0 million, compared to $30.5 million for the same period in 2011, representing an increase of $1.5 million, or 5%. The increase in non-compensation expenses was primarily attributable to greater travel costs associated with greater business development activities, recruiting expense and an increase in other general operating costs offset, in part, by lower borrowing costs.

Non-compensation expenses as a percentage of revenues for the three months ended June 30, 2012 and 2011 were 33% and 18%, respectively. The increase in non-compensation expenses as a percentage of revenues resulted from slightly lower costs spread over lower revenues in the second quarter of 2012 as compared to the same period in 2011. Non-compensation expenses as a percentage of revenues in the six months ended June 30, 2012 were 25% compared to 22% for the same period in the prior year. This increase in non-compensation expense as a percentage of revenues resulted from increased costs referred to above spread over lower revenues in the six months ended June 30, 2012 as compared to the same period in 2011.

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

Provision for Income Taxes

The provision of for income taxes during second quarter of 2012 was $1.3 million, which reflects an effective rate of 36%. This compared to an income tax expense in the second quarter of 2011 of $11.7 million, which reflects an effective tax rate of 35% for the period. The decrease in the provision for income taxes in the second quarter of 2012 as compared to the same period in 2011 was primarily due to lower pre-tax income allocated to common shareholders offset by a slightly higher rate due to a greater proportion of earnings being earned in higher tax rate jurisdictions.

For the six months ended June 30, 2012, the provision for taxes was $10.0 million, which reflects an effective tax rate of 35%. This compared to a provision for taxes for the six months ended June 30, 2011 of $10.7 million, which also reflects an effective tax rate of 35% for the period. The decrease in the provision for income taxes in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to lower pre-tax income in the period ended June 30, 2012.

The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate and invest. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. At June 30, 2012, we had cash and cash equivalents on hand of $41.6 million, of which $27.9 million were held outside the U.S.

We generate cash from our operating activities principally in the form of advisory fees and our investment activities in the form of distributions of investment proceeds. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repurchase of shares of our common stock, the funding of our commitments to the merchant banking funds and leasehold improvements. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.

Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for fees generated through our private equity and real estate capital advisory services, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At June 30, 2012 we had long-term receivables of $27.4 million. As cash accumulates, it is retained in financial institutions with high credit ratings and/or invested in short-term investments which are expected to provide significant liquidity.

Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2012, cash bonuses and accrued benefits of $27.5 million relating to 2011 compensation were paid to our employees. In addition, in 2012 we paid $8.8 million related to income taxes owed in the United States and Australia for the year ended December 31, 2011.

To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which matures on April 30, 2013. Historically, we extend the maturity date of the revolving loan facility for a one year period shortly before maturity. In conjunction with the annual renewal of the revolving bank loan in April 2012, the facility amount was reduced by $5.0 million and the base interest rate was reduced to the higher of the Prime Rate or 3.25%, which resulted in a 75 basis point reduction in our current borrowing cost. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC. At June 30, 2012, we had $27.8 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At June 30, 2012, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants.

We generate significant earnings outside the U.S. Historically, we repatriated less than 50% of our foreign earnings. In 2011, we reviewed our reinvestment needs in our foreign locations and determined that based on our business model it is unlikely that we will have future needs that require us to permanently reinvest our foreign earnings in the local jurisdictions. Accordingly, we may repatriate foreign earnings in excess of our local working capital requirements and other forecast needs. To the extent we repatriate foreign earnings from jurisdictions with a lower tax rate than the U.S. we may be subject to an incremental amount of U.S. tax on such earnings. However, we currently have excess foreign tax credits which are available to offset any incremental U.S. tax amount. As a result we would not expect to incur incremental U.S. tax from any such repatriations in the near future.

During 2011, we began to liquidate our investments in our previously sponsored merchant banking funds and Iridium. In 2011 we sold substantially all of our interests in GCP II and all of our interests in GSAVP to unaffiliated third parties and received proceeds of $49.4 million, in aggregate. Additionally, in October 2011, we initiated a trading plan to sell our entire interest in Iridium over a period of approximately two years.

Our first sale of our Iridium common stock occurred on October 3, 2011, and subsequent sales will continue systematically under the plan until all of our interests in Iridium have been sold. The plan calls for the sale of our shares in Iridium in small daily increments, which represent a small percentage of recent daily trading volume levels. Specifically, we will sell 15,000 shares of Iridium common stock per trading day when the prior day’s closing price of Iridium common stock is below $8.50, or 20,000 shares per day when the prior day’s closing price is between $8.50 and $9.50, or 25,000 shares per day when the prior day’s closing price is above $9.50. The only exception is that we will not sell shares on the last five trading days of any calendar quarter. We expect to use the net proceeds from the sales to repurchase our common stock. Since we began our plan to sell shares of Iridium we have sold 2,865,000 shares of Iridium at an average price of $7.85 per share. During the six months ended June 30, 2012, we sold 1,995,000 shares of Iridium at an average price of $8.36 per share for total proceeds of $16.7 million. At June 30, 2012, we owned 6,939,016 shares of Iridium, which had a value of $62.0 million, representing approximately 9% of Iridium’s fully diluted common stock.

Our deferred tax liabilities, which were $16.5 million as of June 30, 2012, principally relate to the unrealized gain in our investment in Iridium. The amount of the deferred tax liability may increase or decrease from period to period depending upon the change in the quoted market value of Iridium and is expected to decrease over time as we realize taxable gains upon the sale of that investment. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods. Our current tax liability will increase at the time we realize investment gains.

In connection with the sale of GCP II in June 2011, the purchasers have the right, exercisable in December 2012, to cause us to repurchase their interests in either or both of two specified portfolio companies subject to Put Options for values of $6.1 million (which increased by $1.3 million from $4.8 million at the time of their purchase of the GCP II interest, as a result of a capital call funded by the purchasers in May 2012 under the terms of the purchase agreement) and $9.5 million, which had estimated fair values of $7.3 million and $3.8 million, respectively, at June 30, 2012. Accordingly, at June 30, 2012 the current estimated fair value as determined by the General Partner for one portfolio company is $1.2 million greater than the exercise value of the Put Option, while the estimated fair value of the other portfolio company is $5.7 million less than the exercise value of the Put Option. Because we cannot be certain of the changes in estimated fair value which may occur by December 2012 as well as the variables that the purchasers will evaluate to determine whether or not they will exercise either or both of the Put Options, we are unable to estimate the likelihood that the Put Options will be exercised.

At June 30, 2012, our remaining investments in previously sponsored and other merchant banking funds, excluding the estimated fair value of $11.1 million of our interest subject to the Put Options, were valued at $38.9 million, of which GCP Europe represented $32.0 million (or £20.4 million). Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments illiquid for the short term.

At June 30, 2012, we had unfunded commitments (not reflected on our balance sheet) of $9.6 million relating to future principal investments in certain of the merchant banking funds, which included unfunded commitments to GCP Europe of $6.4 million (or £4.1 million), which may be drawn through December 2012. We had unfunded commitments of $3.2 million to other merchant banking funds, the majority of which may be drawn through November 2015. For each of the merchant banking funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two-year period after the expiration of the commitment period. Our remaining commitments to our merchant banking funds may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of capital calls or distribution of investment proceeds.

In January 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock during 2012. During the six months ended June 30, 2012, we repurchased in open market transactions 350,206 shares of our common stock at an average price of $35.69 per share for a cost of $12.5 million. In addition, during July 2012, we repurchased 290,000 shares of our common stock at an average price of $38.37 per share for a cost of $11.1 million. While we expect to fund repurchases of shares (if any) with proceeds from our investments and/or operating cash flow we are unable to predict the timing or magnitude of our share repurchases.

Additionally, during the six months ended June 30, 2012, we are deemed to have repurchased 152,187 shares of our common stock at an average price of $46.55 per share in connection with the cash settlement of tax liabilities incurred on the vesting of restricted stock units at a cost of $7.1 million. Based upon the number of restricted stock unit grants outstanding at June 30, 2012, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on the vesting of restricted stock units of approximately $46.9 million (as calculated based upon the closing share price as of June 30, 2012 and assuming a withholding tax rate of 40%) over the next five years, of which an additional $1.2 million will be payable in 2012, $10.3 million will be payable in 2013, $13.6 million will be payable in 2014, $9.1 million will be payable in 2015, $6.8 million will be payable in 2016, and $5.9 million will be payable in 2017. The actual amount we fund for repurchases of our common stock from our employees may differ depending on the share price at the time of vesting and changes in mandatory tax withholding rates. We will realize a corporate income tax benefit concurrently with the cash settlement payments.

Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of our common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. Based on the revenues generated since the acquisition we believe it is more likely than not that the revenue target for the first tranche, which will be measured on the third anniversary, will be met. If, however, the performance target for either tranche is not achieved, the contingent convertible preferred shares in such tranche will be cancelled.

While we believe that the cash generated from operations, proceeds from the sale of Iridium and our merchant banking investments and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividends payments, share repurchases, commitments to the merchant banking activities, and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to repatriate funds to the U.S., liquidate some of our remaining principal investments, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such need.

Cash Flows

In the first six months of 2012, our cash and cash equivalents decreased by $20.4 million from December 31, 2011, net of a decrease of $0.2 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $22.6 million from operating activities, including $40.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $17.7 million principally from the annual payment of bonuses. We generated $9.5 million from investing activities, primarily from proceeds from the sale of Iridium of $16.7 million, and distributions from other merchant banking funds of $0.7 million, offset by $6.5 million used to fund capital calls for our merchant banking fund investments and $1.4 million for build out of office space and other capital needs. We used $52.4 million in financing activities, including $0.3 million of net repayments on our revolving loan facility, $28.0 million for the payment of dividends, $12.5 million for open market repurchases of our common stock, $7.1 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $4.5 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price.

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

With regard to our investments in both merchant banking funds and Iridium we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments in publicly traded securities held by us. This analysis showed that if we assume that at June 30, 2012, the market prices of all public securities held by the firm were 10% lower, the impact on our operations would be a decrease in revenues of $6.2 million.

We manage the risks associated with the merchant banking portfolio by assessing information provided by the funds.

In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 40% of our revenues for the six months ended June 30, 2012 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings. During the six month period ended June 30, 2012, as compared to the same period in 2011, the relative value of the U.S. dollar strengthened relative to the pound sterling and the euro and remained approximately constant with the Australian dollar. In aggregate, there was nominal impact on our revenues in the first six months of 2012 as compared to the same period in 2011 as a result of movements in the rates of exchange. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

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

Investment Revenues

Investment revenues consist of (i) gains (or losses) on the firm’s investments in certain merchant banking funds, Iridium and other investments, (ii) profit overrides from certain merchant banking funds, if any, and (iii) interest income.

The firm recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. The firm recognizes revenue on its other investments, including Iridium, which consider the firm’s influence or control of the investee, based on gains and losses on investment positions held, which arise from sales or changes in the fair value of investments. The amount of gains or losses are not predictable and can cause periodic fluctuations in net income and therefore subject the firm to market and credit risk.

If certain financial returns are achieved over the life of a merchant banking fund, the firm may recognize merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Profit overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The firm may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The firm would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2012, the firm believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements.

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

Restricted Stock Units

The firm sponsors an equity incentive plan which provides for grants of share-based payment awards. The firm accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and are generally amortized over a three to five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the firm’s common stock at the date of grant. As the firm expenses the stock settled share-based awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting.

In certain jurisdictions, the firm may settle share-based payment awards in cash in lieu of shares of common stock to obtain tax deductibility. In these circumstances, the awards are settled in the cash equivalent value of the firm’s shares of common stock based upon their value at settlement date. These cash settled share-based awards are classified as liabilities and are remeasured at fair value at each reporting period.

The firm records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The firm records dividend equivalent payments on restricted stock units as a dividend payment and a charge to equity.

Earnings per Share

The firm calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. The denominator for basic EPS includes the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes.

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

Fair Value of Other Financial Instruments

The firm believes that the carrying values of all other financial instruments presented in the condensed consolidated statements of financial condition approximate their fair value generally due to their short-term nature and generally negligible credit risk. These fair value measurements would be categorized as Level 3 within the fair value hierarchy.

Derivative Instruments

The firm accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the firm records warrants at estimated fair value in the condensed consolidated statements of financial condition with changes in estimated fair value during the period recorded in investment revenues in the condensed consolidated statements of income. The Iridium $11.50 Warrants, which were held by the firm prior to their conversion to shares of Iridium common stock in June 2011, were not designated as hedging instruments.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
April 1 — April 30	—	$—	—	$97,499,992
May 1 — May 31	101,500	$34.40	—	$94,008,440
June 1 — June 30	191,894	$33.92	—	$87,500,011

(1)

Excludes 5,312 shares the firm is deemed to have repurchased in April 2012 at $38.87 per share from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the six months ended June 30, 2012, excludes 152,187 shares the firm is deemed to have repurchased at an average price of $46.55 per share from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

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

Date: August 2, 2012

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Name: Scott L. Bok
Title: Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Name: Christopher T. Grubb
Title: Chief Financial Officer

S-1