Form 10-Q
period 2012-09-30
GREENHILL & CO INC
filed 2012-11-01
CIK 1282977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 24, 2012, there were 28,344,436 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

	As of
	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash and cash equivalents ($7.0 million and $7.3 million restricted from use at September 30, 2012 and December 31, 2011, respectively)	$38,107	$62,050
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at September 30, 2012 and $0.1 million at December 31, 2011	58,823	53,274
Other receivables	1,562	1,130
Property and equipment, net of accumulated depreciation of $53.7 million and $50.2 million at September 30, 2012 and December 31, 2011, respectively	14,849	15,995
Other investments	45,586	73,326
Investments in merchant banking funds	46,891	39,535
Goodwill	164,854	161,664
Deferred tax asset	46,459	48,307
Other assets	3,996	5,462

Total assets	$421,127	$460,743

Liabilities and Equity
Compensation payable	$5,514	$34,913
Accounts payable and accrued expenses	19,050	15,506
Financing liability	15,637	14,302
Bank loan payable	35,425	28,100
Deferred tax liability	12,480	20,368

Total liabilities	88,106	113,189
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 36,477,557 and 35,775,557 shares issued as of September 30, 2012 and December 31, 2011, respectively; 28,313,525 and 28,647,312 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	365	358
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, and 1,099,877 shares issued and outstanding as of September 30, 2012 and December 31, 2011	46,950	46,950
Restricted stock units	96,473	99,916
Additional paid-in capital	456,526	412,283
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2012 and December 31, 2011; 45,691 and 110,191 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	2,728	6,578
Retained earnings	158,639	173,374
Accumulated other comprehensive income	6,870	3,128
Treasury stock, at cost, par value $0.01 per share; 8,164,032 and 7,128,245 shares as of September 30, 2012 and December 31, 2011, respectively	(436,883)	(396,386)

Stockholders’ equity	331,668	346,201
Noncontrolling interests	1,353	1,353

Total equity	333,021	347,554

Total liabilities and equity	$421,127	$460,743

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Advisory revenues	$72,757	$83,198	$191,160	$217,286
Investment revenues	(10,010)	(22,843)	1,594	(17,796)

Total revenues	62,747	60,355	192,754	199,490
Expenses
Employee compensation and benefits	33,290	30,445	102,932	108,426
Occupancy and equipment rental	4,627	4,444	13,370	13,077
Depreciation and amortization	1,775	2,093	5,463	5,960
Information services	2,103	2,001	6,192	5,569
Professional fees	1,304	1,581	4,038	4,391
Travel related expenses	2,270	2,917	8,359	8,371
Interest expense	242	375	750	1,618
Other operating expenses	3,158	3,521	9,337	8,470

Total expenses	48,769	47,377	150,441	155,882
Income before taxes	13,978	12,978	42,313	43,608
Provision for taxes	5,389	4,414	15,348	15,136

Consolidated net income	8,589	8,564	26,965	28,472
Less: Net income allocated to noncontrolling interests	—	—	—	6

Net income allocated to common stockholders	$8,589	$8,564	$26,965	$28,466

Average shares outstanding:
Basic	30,252,342	30,693,194	30,611,270	31,064,054
Diluted	30,260,808	30,693,194	30,618,837	31,065,257
Earnings per share:
Basic	$0.28	$0.28	$0.88	$0.92
Diluted	$0.28	$0.28	$0.88	$0.92
Dividends declared and paid per share	$0.45	$0.45	$1.35	$1.35

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net income	$8,589	$8,564	$26,965	$28,472
Currency translation adjustment, net of tax	3,276	(18,644)	3,742	(8,586)

Comprehensive income (loss)	11,865	(10,080)	30,707	19,886
Less: Net income allocated to noncontrolling interests	—	—	—	6

Comprehensive income (loss) allocated to common stockholders	$11,865	$(10,080)	$30,707	$19,880

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands, except for per share data)

	Nine Months Ended September30, 2012 (unaudited)	Year Ended December 31, 2011
Common stock, par value $0.01 per share
Common stock, beginning of the year	$358	$351
Common stock issued	7	7

Common stock, end of the period	365	358

Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	46,950	46,950
Contingent convertible preferred stock issued	—	—

Contingent convertible preferred stock, end of the period	46,950	46,950

Restricted stock units
Restricted stock units, beginning of the year	99,916	89,365
Restricted stock units recognized	42,008	53,143
Restricted stock units delivered	(45,451)	(42,592)

Restricted stock units, end of the period	96,473	99,916

Additional paid-in capital
Additional paid-in capital, beginning of the year	412,283	368,090
Common stock issued	49,194	42,794
Tax benefit (cost) from the delivery of restricted stock units	(4,951)	1,399

Additional paid-in capital, end of the period	456,526	412,283

Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	6,578	6,578
Exchangeable shares of subsidiary delivered	(3,850)	—

Exchangeable shares of subsidiary, end of the period	2,728	6,578

Retained earnings
Retained earnings, beginning of the year	173,374	184,621
Dividends	(41,700)	(55,824)
Net income allocated to common stockholders	26,965	44,577

Retained earnings, end of the period	158,639	173,374

Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the year	3,128	5,127
Currency translation adjustment, net of tax	3,742	(1,999)

Accumulated other comprehensive income, end of the period	6,870	3,128

Treasury stock, at cost; par value $0.01 per share
Treasury stock, beginning of the year	(396,386)	(330,602)
Repurchased	(40,497)	(65,784)

Treasury stock, end of the period	(436,883)	(396,386)

Total stockholders’ equity	331,668	346,201

Noncontrolling interests
Noncontrolling interests, beginning of the year	1,353	2,382
Net income allocated to noncontrolling interests	—	6
Distributions to noncontrolling interests	—	(1,035)

Noncontrolling interests, end of the period	1,353	1,353

Total equity	$333,021	$347,554

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Operating activities:
Consolidated net income	$26,965	$28,472
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	5,463	5,960
Net investment (gains) losses	(100)	19,190
Restricted stock units recognized and common stock issued	42,008	33,812
Deferred taxes	(13,683)	(5,870)
Deferred gain on the sale of certain merchant banking assets	(194)	(608)
Changes in operating assets and liabilities:
Advisory fees receivable	(5,549)	(6,186)
Other receivables and assets	(1,161)	(45)
Compensation payable	(27,098)	(7,340)
Accounts payable and accrued expenses	9,583	10,437
Settlement of restricted stock units in cash	—	(2,093)

Net cash provided by operating activities	36,234	75,729
Investing activities:
Purchases of investments	(6,536)	(867)
Proceeds from sales of investments	24,914	49,384
Distributions from investments	3,040	4,202
Purchases of property and equipment	(2,106)	(2,539)

Net cash provided by investing activities	19,312	50,180
Financing activities:
Proceeds of revolving bank loan	62,595	74,900
Repayment of revolving bank loan	(55,270)	(116,600)
Distributions to noncontrolling interests	—	(958)
Dividends paid	(41,700)	(42,623)
Purchase of treasury stock	(40,497)	(55,616)
Net tax benefit (cost) from the delivery of restricted stock units	(4,951)	398

Net cash used in financing activities	(79,823)	(140,499)

Effect of exchange rate changes on cash and cash equivalents	334	(1,525)

Net decrease in cash and cash equivalents	(23,943)	(16,115)
Cash and cash equivalents, beginning of the period	62,050	78,227

Cash and cash equivalents, end of the period	$38,107	$62,112

Supplemental disclosure of cash flow information:
Cash paid for interest	$763	$1,543
Cash paid for taxes, net of refunds	$24,742	$6,999

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization

Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, restructurings, financings and capital raising to corporations, partnerships, institutions and governments. The Company acts for clients located throughout the world from its offices located in the United States, United Kingdom, Germany, Sweden, Canada, Japan and Australia.

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investments, which includes the Company’s principal investments in certain merchant banking funds, Iridium Communications Inc. (“Iridium”), other investments and interest income.

The Company’s wholly-owned subsidiaries that provide advisory services include Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCE”), Greenhill & Co. Japan Ltd. (“GCJ”), Greenhill & Co. Canada Ltd. (“GCC”), and Greenhill & Co. Australia Pty Limited (“Greenhill Australia”).

G&Co is engaged in investment banking activities principally in the U.S. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. G&Co is also registered as a municipal advisor with the SEC and the Municipal Securities Rulemaking Board.

GCI is engaged in investment banking activities in the U.K. and GCE is engaged in investment banking activities in Europe. GCI and GCE are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCJ and GCC are engaged in investment banking activities in Japan and Canada, respectively. GCJ is registered with the Kanto Local Finance Bureau in Japan and is subject to regulation by the Financial Services Agency in Japan. Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).

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

The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements related to the consolidation of variable interest entities, the Company consolidates the general partners of certain previously sponsored merchant banking funds which it controls. The general partners account for their investments in merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors. See “Note 3 — Investments — Merchant Banking Funds” for further discussion of the merchant banking in which we act as general partner.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.6 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively and $5.4 million and $4.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Investment Revenues

Investment revenues consist of (i) gains (or losses) on the Company’s investments in certain merchant banking funds, Iridium and other investments, (ii) profit overrides from certain merchant banking funds, if any, and (iii) interest income. See “Note 3 — Investments — Merchant Banking Funds”.

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

If certain financial returns are achieved over the life of a merchant banking fund, the Company may recognize merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Profit overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2012, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements. See “Note 3 — Investments — Merchant Banking Funds” for further discussion of the merchant banking revenues recognized.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions and (ii) cash equivalents.

At September 30, 2012 and December 31, 2011, the Company had $38.1 million and $62.1 million, respectively, of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At September 30, 2012 and December 31, 2011, the carrying value of the Company’s cash equivalents amounted to $4.4 million and $2.1 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.

Also included in the total cash and cash equivalents balance at September 30, 2012 and December 31, 2011 was restricted cash of $7.0 million and $7.3 million, respectively (including $2.6 million and $2.9 million restricted for the payout of the Greenhill Australia deferred compensation plan, respectively). See “Note 3 — Investments — Other Investments”.

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

Included in the advisory fees receivable balance at September 30, 2012 and December 31, 2011 were $24.0 million and $21.3 million, respectively, of long term receivables related to private equity and real estate capital advisory engagements which are generally paid in installments over a period of three years. Interest is charged on long term receivables.

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

Noncontrolling Interests

The Company records the noncontrolling interests of other consolidated entities as equity in the condensed consolidated statements of financial condition. The portion of the consolidated interests in the general partners of certain merchant banking funds not held by the Company is presented as noncontrolling interest in equity. See “Note 3 — Investments — Merchant Banking Funds”.

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

Aircraft — 7 years

Equipment — 5 years

Furniture and fixtures — 7 years

Leasehold improvements — the lesser of 10 years or the remaining lease term

Note 3 — Investments

Merchant Banking Funds

In June 2011, the Company sold substantially all of its capital interests in Greenhill Capital Partners II (“GCP II”) and its affiliated funds to certain unaffiliated third parties and certain principals of GCP Capital Partners Holdings LLC (“GCP Capital”) for an aggregate purchase price of $44.8 million, which represented the Company’s carrying value of such capital interest as of March 31, 2011. The transaction agreement provided that the purchasers have the right, exercisable only in December 2012, to cause the Company to repurchase each of the capital account interests attributable to two specified portfolio companies of GCP II at a specified aggregate price of $14.3 million, subject to adjustments for distributions or capital calls (the “Put Options”). In June 2012, the purchasers funded a capital call of $1.3 million related to one of the specified portfolio companies, increasing in aggregate the Put Option to $15.6 million. The transfer of the GCP II capital interests, which were not associated with the Put Options, was accounted for as a sale in accordance with accounting guidance for financial asset transfers. The GCP II capital account interests associated with the Put Options did not meet the requirements of sale accounting and therefore have been accounted for as secured borrowings in accordance with accounting guidance for financial asset transfers. In accordance with that guidance, the Company continues to record these capital interests subject to the Put Options as a component of investments in merchant banking funds on the condensed consolidated statements of financial condition and will recognize its proportional share of earnings or loss related to the capital interests subject to the Put Options on the condensed consolidated statements of income. The Company also recorded a corresponding liability for the consideration received, which has been included as a financing liability on the condensed consolidated statements of financial condition. For the nine months ended September 30, 2012, the Company recorded a $0.7 million loss related to the capital interests subject to the Put Options, which is included in investment revenues on the condensed consolidated statements of income.

Additionally, in 2011, the Company sold all of its capital interests in Greenhill SAV Partners (“GSAVP”) and its affiliated funds to an unaffiliated third party for a purchase price of $4.6 million, which represented the Company’s carrying value of such capital interests as of March 31, 2011. The transfer of all the capital interests related to GSAVP has been accounted for as a sale in accordance with accounting guidance for financial asset transfers.

Prior to 2011, the Company was the general partner of certain merchant banking funds. In addition to recording its direct investments in the affiliated funds, the Company consolidated each general partner which it controlled. In conjunction with the sale of the merchant banking business effective in 2011, the Company transferred ownership of the general partner of Greenhill Capital Partners Europe (“GCP Europe”) to GCP Capital. Further, in conjunction with the sale of its capital interests in GSAVP and its affiliated funds in 2011, ownership of the general partner of GSAVP was transferred to an unaffiliated third party. As of September 30, 2012, the Company continues to retain control only of the general partner of Greenhill Capital Partners I (“GCP I”) and GCP II and consolidates the results of each such general partner.

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

The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of September 30,	As of December 31,
	2012	2011
	(in thousands, unaudited)	(in thousands, audited)
Investment in GCP Europe	$30,645	$23,951
Investment in GCP II	1,491	1,609
Investment in GCP II subject to Put Options	11,159	10,520
Investment in other merchant banking funds	3,596	3,455

Total investments in merchant banking funds	$46,891	$39,535

The Company’s investment in other merchant banking funds are principally comprised of investments in GCP I and Greenhill Capital Partners III (“GCP III”).

The investment in GCP I included $0.3 million at both September 30, 2012 and December 31, 2011 related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its general partner. The investment in GCP II included $1.1 million at both September 30, 2012 and December 31, 2011 related to the noncontrolling interests in the general partner of GCP II.

Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of GCP I at both September 30, 2012 and December 31, 2011. This amount may increase or decrease depending on the change in the fair value of GCP I, and is payable, subject to clawback, at the time cash proceeds are realized.

At September 30, 2012, the Company had unfunded commitments to merchant banking funds of $9.7 million, which included unfunded commitments to GCP Europe of $6.5 million (or £4.1 million) and GCP III of $3.2 million, which may be drawn through December 2012 and November 2015, respectively. For each of the funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two year period after the expiration of the commitment period. Effective June 2012, the commitment period for follow-on investments for GCP II expired.

Other Investments

The Company has other investments including investments in Iridium, Barrow Street Capital III, LLC (“Barrow Street III”) and certain deferred compensation plan investments. The Company’s other investments are as follows:

	As of September 30,	As of December 31,
	2012	2011
	(in thousands, unaudited)	(in thousands, audited)
Iridium Common Stock	$43,474	$68,881
Barrow Street III	1,964	2,107
Deferred compensation plan investments	148	2,338

Total other investments	$45,586	$73,326

Iridium

At September 30, 2012, the Company owned 5,939,016 shares of Iridium Common Stock (NASDAQ:IRDM) and had a fully diluted share ownership in Iridium of approximately 8%. At December 31, 2011, the Company owned 8,934,016 shares of Iridium Common Stock and had fully diluted share ownership in Iridium of approximately 12%. The Company’s investment in Iridium is accounted for as a trading security as the Company does not maintain or exercise significant influence over Iridium. At September 30, 2012 and December 31, 2011, the Company’s investment in Iridium was valued at its closing quoted market price.

Barrow Street Capital III

In 2005, the Company committed $5.0 million to Barrow Street III, a real estate investment fund, of which $0.1 million remains unfunded at September 30, 2012. The unfunded amount may be called at any time prior to the expiration of the fund in 2013 to preserve or enhance the value of existing investments.

Other Investments

In connection with the acquisition of Greenhill Australia (formerly Caliburn Partnership Pty Ltd) in April 2010 (the “Acquisition”), the Company assumed amounts due under Caliburn’s deferred compensation plan. Under this plan a portion of certain employees’ compensation was deferred and invested in cash, or at the election of each respective employee, in certain mutual fund investments. These investments will be distributed to those employees of Greenhill Australia over a period ending in 2016. The invested assets relating to this plan have been recorded on the condensed consolidated statement of financial condition as components of both cash and cash equivalents and other investments. The deferred compensation liability relating to the plan has been recorded on the condensed consolidated statement of financial condition as a component of compensation payable. Subsequent to the Acquisition, the Company discontinued future participation in the plan.

Investment revenues

The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, unaudited)
Net realized and unrealized gains on investments in merchant banking funds	$161	$126	$1,253	$940
Net realized and unrealized loss on investment in Iridium	(10,826)	(23,573)	(1,153)	(20,103)
Deferred gain on sale of certain merchant banking assets	65	203	195	608
Interest income	590	401	1,299	786

Total investment revenues	$(10,010)	$(22,843)	$1,594	$(17,796)

Fair Value Hierarchy

The following tables set forth, by level, the assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 investments in the fair value measurement hierarchy during the three and nine month periods ended September 30, 2012 and 2011.

Assets Measured at Fair Value on a Recurring Basis as of September 30, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
	(in thousands, unaudited)
Assets
Iridium Common Stock	$43,474	$—	$—	$43,474
Deferred compensation plan investments	—	148	—	148

Total investments	$43,474	$148	$—	$43,622

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
	(in thousands, audited)
Assets
Iridium Common Stock	$68,881	$—	$—	$68,881
Deferred compensation plan investments	—	2,338	—	2,338

Total investments	$68,881	$2,338	$—	$71,219

Level 3 Gains and Losses

The Company did not hold any Level 3 investments during the three and nine month periods ended September 30, 2012.

Prior to June 2011, in addition to shares of Iridium Common Stock, the Company also owned warrants to purchase 4,000,000 additional shares of Iridium Common Stock at $11.50 per share (“Iridium $11.50 Warrants”). Effective June 22, 2011, the Company participated in Iridium’s tender offer to exchange the Iridium $11.50 Warrants, which permitted any holder of such warrants to receive one common share of Iridium Common Stock for every 4.55 warrants tendered. The Company tendered 4,000,000 Iridium $11.50 Warrants in exchange for 880,000 shares of Iridium Common Stock. The Iridium $11.50 Warrants were historically valued using an internally developed model and classified as a Level 3 investment. Upon exchange, the shares were valued using quoted market prices and classified as a Level 1 investment. Accordingly, the Company did not hold any Level 3 investments during the three months ended September 30, 2011.

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

Note 4 — Related Parties

In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital for a period of three to five years beginning in April 2011. The Company also subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.4 million for both of the three month periods ending September 30, 2012 and 2011, and $1.2 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. The reimbursed amounts were recorded as a reduction of occupancy and equipment rental expense on the condensed consolidated statements of income.

Note 5 — Revolving Bank Loan Facility

At September 30, 2012, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility was reduced from $50.0 million at December 31, 2011 to $45.0 million effective May 1, 2012 and has a maturity date of April 30, 2013. The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and by cash distributed from G&Co. Interest on borrowings is based on the higher of the Prime Rate or 3.25% and is payable monthly. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lender and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the loan facility were approximately $27.3 million and $51.2 million for the nine months ended September 30, 2012 and 2011, respectively. The weighted average interest rate was 3.6% and 4.0% for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, the Company was compliant with all loan covenants.

Note 6 — Equity

On September 17, 2012, a dividend of $0.45 per share was paid to stockholders of record on September 5, 2012. During the nine months ended September 30, 2012 and 2011, dividend equivalents of $4.2 million and $3.8 million, respectively, were paid on the restricted stock units.

During the nine months ended September 30, 2012, 456,013 restricted stock units vested and were issued as common stock, of which the Company is deemed to have repurchased 176,781 shares at an average price of $45.21 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2012, the Company repurchased in open market transactions 859,006 shares of its common stock at an average price of $37.84 per share.

During the nine months ended September 30, 2011, 641,635 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 279,290, shares at an average price of $67.67 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2011, the Company repurchased in open market transactions 809,817 shares of its common stock at an average price of $45.34 per share.

Note 7 — Earnings per Share

The computations of basic and diluted earnings per share are set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$8,589	$8,564	$26,965	$28,466

Denominator for basic EPS — weighted average number of shares	30,252	30,693	30,611	31,064
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	8	—	8	1

Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,260	30,693	30,619	31,065

Earnings per share:
Basic	$0.28	$0.28	$0.88	$0.92
Diluted	$0.28	$0.28	$0.88	$0.92

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

Note 8 — Income Taxes

The Company’s effective tax rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income. The Company’s effective tax rate for the nine months ended September 30, 2012 was 36%.

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

The Company’s income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of September 30, 2012, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition are current income taxes payable of $9.9 million as of September 30, 2012 and $7.9 million as of December 31, 2011.

Note 9 — Regulatory Requirements

Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, the United Kingdom and Australia, which specify, among other requirements, minimum net capital requirements for registered broker-dealers. G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2012, G&Co’s net capital was $3.2 million, which exceeded its requirement by $2.9 million. G&Co’s aggregate indebtedness to net capital ratio was 1.4 to 1 at September 30, 2012. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCE are subject to capital requirements of the FSA. Greenhill Australia is subject to capital requirements of the ASIC. As of September 30, 2012, GCI, GCE and Greenhill Australia were in compliance with local capital adequacy requirements.

Note 10 — Business Information

The Company’s activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investment, which includes the Company’s principal investments in merchant banking funds, Iridium and other investments and interest.

The following provides a breakdown of our revenues by source for the three and nine month periods ended September 30, 2012 and 2011, respectively:

	For the Three Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$72.7	116%	$83.2	138%
Investment revenues	(10.0)	(16)%	(22.8)	(38)%

Total revenues	$62.7	100%	$60.4	100%

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$191.2	99%	$217.3	109%
Investment revenues	1.6	1%	(17.8)	(9)%

Total revenues	$192.8	100%	$199.5	100%

In reporting to management, the Company distinguishes the sources of its revenues between advisory and investment activities. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its advisory and investment activities.

Note 11 — Subsequent Events

On October 17, 2012, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on December 19, 2012 to the common stockholders of record on December 5, 2012.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

Overview

Greenhill is a leading independent investment bank focused on providing financial advice related to significant mergers, acquisitions, restructurings, financings and capital raisings to corporations, partnerships, institutions and governments. We act for clients located throughout the world from our offices in the United States, United Kingdom, Germany, Sweden, Canada, Japan and Australia.

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

Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we completed an initial public offering of our common stock. We opened our Dallas office in 2005 and our Toronto office in 2006. In 2008, we opened offices in Chicago, San Francisco and Tokyo, and we entered the private capital advisory business, which provides capital raising and related services to private equity and real estate funds. We opened our Houston and Los Angeles offices in 2009. In 2010, we acquired the Australian advisory firm Caliburn. In May 2012, we opened our Stockholm office.

Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium Communications, Inc. (“Iridium”) in 2009. Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our advisory business. In 2011, we also began the liquidation of a substantial portion of our principal investments in our merchant banking funds and Iridium. During 2011, we sold substantially all of our interest in two previously sponsored merchant banking funds (Greenhill Capital Partners II (“GCP II”) and Greenhill SAV Partners (“GSAVP”)) for $49.4 million, which represented the book value of the investments. In October 2011, we initiated a plan to sell our entire interest in Iridium systematically over a period of two or more years. As of September 30, 2012, we have sold approximately 39% of our holdings of Iridium and realized proceeds of $30.7 million since we initiated our plan of sale. As of September 30, 2012 our investments principally consisted of our investments in Iridium and our previously sponsored European merchant banking fund.

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

Advisory revenues were $72.7 million in the third quarter of 2012 compared to $83.2 million in the third quarter of 2011, a decrease of 13%. For the nine months ended September 30, 2012 advisory revenues were $191.2 million compared to $217.3 million for the comparable period in 2011, representing a decrease of 12%. During the same nine month periods, global completed M&A volume decreased by 26% from $1,899 billion in 2011 to $1,401 billion in 2012.(1) Within our business, through the third quarter of 2012 our North American advisory business has been our strongest revenue performer in 2012, with Europe beginning to show some improvement, while activity in Australia has declined from last year’s strong pace consistent with general market activity in that region. In terms of type of advice, financing and restructuring advisory work has been a strong contributor alongside M&A, while our capital advisory (fund placement) business is slightly down versus last year as it is still being negatively impacted by continued market volatility and uncertainty.

We often experience significant variations in revenues and profits during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is outside of our control. Moreover, the value of our principal investments may vary significantly from period to period and depends on a number of factors beyond our control, including most notably public equity and credit markets and general economic conditions. As a result, our quarterly results vary and our results in one period may not be indicative of our results in any future period.

Results of Operations

Summary

Our revenues of $62.7 million for the third quarter of 2012 compare with revenues of $60.4 million for the third quarter of 2011, which represents an increase of $2.3 million, or 4%. Advisory revenues of $72.7 million for the third quarter of 2012 compare to $83.2 million in the third quarter of 2011. Investment revenues of negative $10.0 million for the third quarter of 2012 compare to negative $22.8 million in the third quarter of 2011, with the difference due primarily to the size of mark-to-market losses from our investment in Iridium Communications Inc. (“Iridium”) (IRDM – NASDAQ) in each period.

(1)	Global M&A completed transaction volume for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Source: Thomson Financial as of October 15, 2012.

On a year-to-date basis total revenues were $192.8 million compared to $199.5 million for the comparable period in 2011, a decline of 3%. Advisory revenues for the nine months ended September 30, 2012 were $191.2 million compared to $217.3 million over the same year-to-date period in 2011. Investment revenues for the nine months ended September 30, 2012 were $1.6 million compared to negative $17.8 million for the same period in the prior year. The decrease in our year-to-date revenues as compared to the same period in 2011 resulted from a decrease in advisory revenues of $26.1 million offset, in part, by an increase in investment revenues of $19.4 million.

Our third quarter 2012 net income allocable to common stockholders of $8.6 million and diluted earnings per share of $0.28 remained the same as net income allocable to common stockholders of $8.6 million and diluted earnings per share of $0.28 in the third quarter of 2011. On a year-to-date basis, net income allocable to common stockholders was $27.0 million through September 30, 2012 compared to $28.5 million for the comparable period in 2011. Diluted earnings per share for the nine months ended September 30, 2012 were $0.88 compared to $0.92 for the same period in 2011.

Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.

Revenues By Source

The following provides a breakdown of total revenues by source for the three and nine month periods ended September 30, 2012 and 2011, respectively:

Revenue by Principal Source of Revenue

	For the Three Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$72.7	116%	$83.2	138%
Investment revenues	(10.0)	(16)%	(22.8)	(38)%

Total revenues	$62.7	100%	$60.4	100%

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$191.2	99%	$217.3	109%
Investment revenues	1.6	1%	(17.8)	(9)%

Total revenues	$192.8	100%	$199.5	100%

Advisory Revenues

Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, capital raisings or similar transactions. We earned $72.7 million in advisory revenues in the third quarter of 2012 compared to $83.2 million in the third quarter of 2011, which represents a decrease of 13%. The decrease in advisory revenues in the third quarter of 2012 as compared to the same period in 2011 resulted primarily from a decrease in the fees earned from completed assignments, offset in part by an increase in announcement and opinion fees as well as an increase in retainer revenue from strategic advisory assignments.

For the nine months ended September 30, 2012, advisory revenues were $191.2 million compared to $217.3 million for comparable period in 2011, representing a decrease of 12%. This decrease principally resulted from a decline in the number and scale of completed assignments, offset in part by an increase in announcement and opinion fees. During the nine months ended September 30, 2012 we earned advisory revenues from 131 different clients as compared to 134 different clients for the same period in 2011. We earned $1 million or more from 50 clients for the period ended September 30, 2012 as compared to 51 clients for the same period in 2011.

Completed assignments in the third quarter of 2012 included:

•	The representation of the Supervisory Board of ASML Holding NV on the establishment of a Customer Co-Investment Program;

•	the sale of Daily Mail and General Trust plc’s remaining 50 percent interest in DMG Radio Australia to Illyria Pty Ltd.;

•	the acquisition by Hancock Timber Resource Group of timberlands from Forest Capital Partners;

•	the representation of Inergy, L.P. on the sale of its retail propane assets to Suburban Propane Partners, L.P.;

•	the representation of Journal Communications, Inc. on the repurchase of all of the outstanding shares of its Class C common stock;

•	the representation of the Special Committee of the board of Kinder Morgan Energy Partners L.P. on the acquisition of Tennessee Gas Pipeline and a 50% interest in El Paso Natural Gas Pipeline;

•	the acquisition by Lion Pty Ltd of Little World Beverages Limited;

•	the acquisition of Merlin Securities LLC by Wells Fargo & Company; and

•	the acquisition by Sykes Enterprises, Inc. of Alpine Access Inc.

During the third quarter of 2012, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for two interim closings of the sale of limited partnership interests in such funds.

Investment Revenues

In 2009, we announced our exit from the merchant banking business, and since then we have been in the process of seeking to realize value from our remaining principal investments. For 2012 and 2011, our investment revenues consisted principally of investment gains and losses from our investments in Iridium and certain previously sponsored merchant banking funds.

In the third quarter of 2012, we recorded investment revenues of negative $10.0 million compared to negative $22.8 million in the third quarter of 2011. During the third quarters of 2012 and 2011, the quoted market value of our investment in Iridium declined significantly from the market price at the beginning of each period, which resulted in the recording of investment losses of $10.8 million and $23.6 million in the third quarter of 2012 and 2011, respectively.

For the nine months ended September 30, 2012, we recorded investment revenues of $1.6 million compared to negative $17.8 million for the nine months ended September 30, 2011. The increase in investment revenues in 2012 resulted primarily from a smaller decline in the market value of our investment in Iridium for the nine months ended September 30, 2012 as compared to the same period in the prior year.

The following table sets forth additional information relating to our investment revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, unaudited)
Net realized and unrealized gains on investments in merchant banking funds	$0.1	$0.2	$1.3	$0.9
Deferred gain on sale of certain merchant banking assets	0.1	0.2	0.2	0.6
Net realized and unrealized loss on investment in Iridium	(10.8)	(23.6)	(1.2)	(20.1)
Interest income	0.6	0.4	1.3	0.8

Total investment revenues	$(10.0)	$(22.8)	$1.6	$(17.8)

We recognize gains or losses from our investment in Iridium based on the fair market value of our investment as of the end of any period. At September 30, 2012 we owned 5,939,016 shares of Iridium common stock, or approximately 8% on a fully diluted basis. At September 30, 2011, we owned 9,804,016 shares of Iridium common stock, or approximately 13% of Iridium’s common stock on a fully diluted basis, including 880,000 shares of Iridium common stock exchanged in June 2011 for 4,000,000 of Iridium’s $11.50 warrants.

At September 30, 2012, we had principal investments of $92.5 million, including our investments in Iridium of $43.5 million and in the merchant banking funds of $49.0 million, which includes $11.1 million of value that has been transferred to third parties subject to put options. As part of our plan to sell our entire interest in Iridium over time, during the third quarter of 2012, we sold 1,000,000 shares of Iridium at an average price per share of $8.24 for proceeds of $8.2 million. During the first nine months of 2012, we sold 2,995,000 shares of Iridium at an average price per share of $8.32 for proceeds of $24.9 million.

Under the terms of the sale of GCP II, the purchasers have the right, exercisable only in December 2012, to cause us to repurchase their interests in either or both of two specified portfolio companies subject to put options for values of $9.5 million and $6.1 million, respectively. At September 30, 2012 the portfolio company with the put options of $9.5 million had an estimated fair value of $3.9 million, or $5.6 million less than the value of the put options. The portfolio company with the put options of $6.1 million had an estimated fair value of $7.3 million at September 30, 2012, or $1.2 million greater than the value of the put options. If the put options with respect to both portfolio companies are exercised in December 2012 there will be no impact to the results of operations other than the fourth quarter 2012 market-to-market valuation adjustments. If the purchasers do not exercise the put option for the portfolio company which has a fair market value in excess of the value of the put options, we will record an investment loss of $1.2 million in the fourth quarter of 2012. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Significant changes in the estimated fair value of our investments may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Investment Revenues”.

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

Our total operating expenses for the third quarter of 2012 were $48.8 million, which compared to $47.3 million of total operating expenses for the third quarter of 2011. This represents an increase in total operating expenses of $1.5 million, or 3%, and resulted principally from an increase in our compensation expense offset by a decrease in our non-compensation costs as described in more detail below. The pre-tax income margin for the third quarters of 2012 and 2011 was 22%.

For the nine months ended September 30, 2012, total operating expenses were $150.4 million, compared to $155.9 million of total operating expenses for the same period in 2011. The decrease of $5.5 million, or 4%, relates principally to a decrease in our compensation expense, as described in more detail below. The pre-tax income margin for the nine months ending September 30, 2012 and 2011 was 22%.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, unaudited)
Employee compensation & benefits expenses	$33.3	$30.4	$102.9	$108.4
% of revenues	53%	50%	53%	54%
Non-compensation expenses	15.5	16.9	47.5	47.5
% of revenues	25%	28%	25%	24%
Total operating expenses	48.8	47.3	150.4	155.9
% of revenues	78%	78%	78%	78%
Total income before tax	14.0	13.0	42.3	43.6
% of revenues	22%	22%	22%	22%

Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the third quarter of 2012 were $33.3 million, which reflects a 53% ratio of compensation to revenues. This amount compared to $30.4 million for the third quarter of 2011, which reflected a 50% ratio of compensation to revenues. The increase of $2.9 million, or 10%, resulted principally from a lower charge for the amortization of restricted stock units in the third quarter of 2011 due to the departure of certain employees. The increase in the ratio of compensation to revenues in the third quarter of 2012 as compared to the same period in 2011 resulted from higher compensation costs spread over slightly higher revenues.

For the nine months ended September 30, 2012, our employee compensation and benefits expenses were $102.9 million compared to $108.4 million of compensation and benefits expenses for the same period in the prior year. The decrease of $5.5 million, or 5%, principally resulted from a lower year-end cash bonus accrual in the first nine months of 2012 as compared to the same period in 2011. On a year-to-date basis, the ratio of compensation expense to revenues was 53% as compared to 54% for the same nine month period in 2011. The slight decrease in the ratio of compensation to revenues for the nine months ended September 30, 2012 as compared to the comparable period in 2011 resulted from lower compensation expense spread over lower revenues.

Our compensation costs consist of (i) base salary and benefits, (ii) annual incentive compensation payable as cash bonus awards and (iii) amortization of long-term incentive compensation awards of restricted stock units, the majority of which are charged to compensation expense over five years from the date of issuance. Based upon our headcount at September 30, 2012, which has increased approximately 5% in 2012, we expect our annual 2012 fixed compensation cost, which is the sum of base salaries and benefits and the amortization of previously issued restricted stock units, will be approximately $131.0 million. This will represent a slight increase over our annual fixed compensation cost of approximately $127.0 million for 2011. Our fixed compensation cost may vary period to period based on such factors as headcount, changes in charges for the amortization of restricted stock units and other related matters. The ratio of compensation to revenues for the year ended December 31, 2012 will be largely dependent upon the amount of transaction activity and related revenues we generate in the final quarter of this year. While it continues to be our objective to return towards a ratio of compensation to revenues of no greater than 50%, we will balance that goal with our objectives of retaining our core personnel and compensating our employees competitively in order to maintain our strong franchise, and of continuing to expand our industry expertise and geographic reach.

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

Our non-compensation expenses were $15.5 million in the third quarter of 2012 compared to $16.9 million in the third quarter of 2011, reflecting a decrease of $1.4 million, or 8%. The decrease in non-compensation expenses principally resulted from lower travel costs and general operating expenses.

For the first nine months of 2012 and 2011, our non-compensation expenses remained constant at $47.5 million. For the year-to-date period in 2012 as compared to the same period in 2011, increases in general other operating costs were offset by lower borrowing costs.

Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2012 and 2011 were 25% and 28%, respectively. The decrease in non-compensation expenses as a percentage of revenues resulted from lower costs spread over slightly higher revenues in the third quarter of 2012 as compared to the same period in 2011. Non-compensation expenses as a percentage of revenues in the nine months ended September 30, 2012 were 25% compared to 24% for the same period in the prior year. This increase in non-compensation expense as a percentage of revenues resulted from comparable absolute costs for both periods spread over lower revenues in the nine months ended September 30, 2012 as compared to the same period in 2011.

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

Provision for Income Taxes

The provision for income taxes during the third quarter of 2012 was $5.4 million, which reflects an effective rate of 39%. This compared to an income tax expense in the third quarter of 2011 of $4.4 million, which reflected an effective tax rate of 34% for the period. The increase in the provision for income taxes in the third quarter of 2012 as compared to the same period in 2011 resulted from both higher pre-tax income allocated to common shareholders and a higher effective tax rate, which primarily was due to a greater proportion of earnings being earned in higher tax rate jurisdictions.

For the nine months ended September 30, 2012, the provision for income taxes was $15.3 million, which reflected an effective tax rate of 36%. This compared to a provision for income taxes for the nine months ended September 30, 2011 of $15.1 million, which reflected an effective tax rate of 35% for the period. The increase in the provision for income taxes in the nine months ended September 30, 2012 as compared to the same period in 2011 resulted primarily from a higher effective tax rate due to a greater proportion of earnings being generated in higher tax rate jurisdictions applied to lower pre-tax income in the period ended September 30, 2012.

The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate and invest. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. At September 30, 2012, we had cash and cash equivalents on hand of $38.1 million, of which $27.0 million were held outside the U.S.

We generate cash from our operating activities principally in the form of advisory fees and our investment activities in the form of proceeds from sales of and distributions from our investments. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repurchase of shares of our common stock, the funding of our commitments to the merchant banking funds and leasehold improvements. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.

Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days except for fees generated through our private equity and real estate capital advisory services, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2012, we had long-term receivables of $24.0 million. As cash accumulates, it is retained in financial institutions with high credit ratings and/or invested in short-term investments which are expected to provide significant liquidity.

Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2012, cash bonuses and accrued benefits of $27.5 million relating to 2011 compensation were paid to our employees. In addition, in 2012 we paid $8.9 million related to income taxes owed in the United States and Australia for the year ended December 31, 2011.

To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which matures on April 30, 2013. Historically, we extend the maturity date of the revolving loan facility for a one year period shortly before maturity. In conjunction with the annual renewal of the revolving bank loan in April 2012, the facility amount was reduced by $5.0 million and the base interest rate was reduced to the higher of the Prime Rate or 3.25%, which resulted in a 75 basis point reduction in our current borrowing cost. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co. LLC. At September 30, 2012, we had $35.4 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At September 30, 2012, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants.

We generate significant earnings outside the U.S. Historically, we repatriated less than 50% of our foreign earnings. In 2011, we reviewed our reinvestment needs in our foreign locations and determined that based on our business model it is unlikely that we will have future needs that require us to permanently reinvest our foreign earnings in the local jurisdictions. Accordingly, we may repatriate foreign earnings in excess of our local working capital requirements and other forecast local needs. To the extent we repatriate foreign earnings from jurisdictions with a lower tax rate than the U.S. we may be subject to an incremental amount of U.S. tax on such earnings. However, we currently have excess foreign tax credits which may be available to offset any incremental U.S. tax amount. As a result, we would not expect to incur much incremental U.S. tax from any such repatriations in the near future.

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

Our first sale of our Iridium common stock occurred on October 3, 2011, and through September 30, 2012 we have sold 39% of our holdings. Subsequent sales will continue systematically under the plan until all of our interests in Iridium have been sold. The plan calls for the sale of our shares in Iridium in small daily increments, which represent a small percentage of recent daily trading volume levels. Specifically, we will sell 15,000 shares of Iridium common stock per trading day when the prior day’s closing price of Iridium common stock is below $8.50, 20,000 shares per day when the prior day’s closing price is between $8.50 and $9.50, or 25,000 shares per day when the prior day’s closing price is above $9.50. The only exception is that we will not sell shares on the last five trading days of any calendar quarter. We expect to use the net proceeds from the sales to repurchase our common stock. Since we began our plan to sell shares of Iridium we have sold 3,865,000 shares of Iridium at an average price of $7.95 per share. During the nine months ended September 30, 2012, we sold 2,995,000 shares of Iridium at an average price of $8.32 per share for total proceeds of $24.9 million. At September 30, 2012, we owned 5,939,016 shares of Iridium, which had a value of $43.5 million, representing approximately 8% of Iridium’s fully diluted common stock.

Our deferred tax liabilities, which were $12.5 million as of September 30, 2012, principally relate to the unrealized gain in our investment in Iridium. The amount of the deferred tax liability may increase or decrease from period to period depending upon the change in the quoted market value of Iridium and is expected to decrease over time as we realize taxable gains upon the sale of that investment. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods. Our current tax liability will increase at the time we realize investment gains.

In connection with the sale of GCP II in June 2011, the purchasers have the right, exercisable in December 2012, to cause us to repurchase their interests in either or both of two specified portfolio companies subject to put options for values of $9.5 million and $6.1 million (which increased by $1.3 million from $4.8 million (at the time of their purchase of the GCP II interest) as a result of a capital call funded by the purchasers in May 2012). If all the put options are exercised we will fund $15.6 million in late December 2012 or early January 2013.

At September 30, 2012, our remaining investments in previously sponsored and other merchant banking funds, excluding the estimated fair value of $11.1 million of our interest subject to the put options, were valued at $37.8 million, of which GCP Europe represented $30.6 million (or £19.0 million). Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result we consider our investments in the merchant banking funds illiquid for the short term.

At September 30, 2012, we had unfunded commitments (not reflected on our balance sheet) of $9.7 million relating to future principal investments in certain of the merchant banking funds, which included unfunded commitments to GCP Europe of $6.5 million (or £4.1 million), which may be drawn through December 2012. We had an unfunded commitment of $3.2 million to another merchant banking fund, which may be drawn through November 2015. For each of the merchant banking funds, up to 15% of the commitment amount may be drawn for follow-on investments over the two-year period after the expiration of the commitment period. Our remaining commitments to our merchant banking funds may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of capital calls or distribution of investment proceeds.

In January 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock during 2012. During the nine months ended September 30, 2012, we repurchased in open market transactions 859,006 shares of our common stock at an average price of $37.84 per share for a cost of $32.5 million. In addition, during the fourth quarter as of October 26, 2012, we have repurchased 206,506 shares of our common stock at an average price of $48.42 per share for a cost of $10.0 million. While we expect to fund repurchases of shares (if any) with proceeds from our investments and/or operating cash flow, we are unable to predict the timing or magnitude of our share repurchases.

Additionally, during the nine months ended September 30, 2012, we are deemed to have repurchased 176,781 shares of our common stock at an average price of $45.21 per share in connection with the cash settlement of tax liabilities incurred on the vesting of restricted stock units at a cost of $8.0 million. Based upon the number of restricted stock unit grants outstanding at September 30, 2012, and the closing share price on that day, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on the vesting of restricted stock units of approximately $66.9 million (as calculated based upon the closing share price as of September 30, 2012 of $51.75 and assuming a withholding tax rate of 40%) over the next five years, of which an additional $0.4 million will be payable in 2012, $14.9 million will be payable in 2013, $19.8 million will be payable in 2014, $13.3 million will be payable in 2015, $9.9 million will be payable in 2016, and $8.7 million will be payable in 2017. The actual amount we fund for repurchases of our common stock from our employees may differ depending on the share price at the time of vesting and changes in mandatory tax withholding rates. We will realize a corporate income tax benefit concurrently with the cash settlement payments.

Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of our common stock in tranches of 659,926 shares and 439,951 shares promptly following the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. If, however, the performance target for either tranche is not achieved, the contingent convertible preferred shares in such tranche will be cancelled. Based on the revenues generated since the acquisition we believe it is more likely than not that the revenue target for the first tranche, which will be measured on March 31, 2013 (the third anniversary), will be met and the tranche of 659,926 contingent convertible preferred shares will be converted to common shares in April 2013. For purposes of our earnings per share calculation the contingent convertible preferred shares from each tranche will be included in our share count at the time that each revenue target is achieved. We expect that the revenue target with respect to the first tranche will be achieved in the fourth quarter of 2012.

While we believe that the cash generated from operations, proceeds from the sale of Iridium and our merchant banking investments and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividends payments, share repurchases, commitments to the merchant banking activities, and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to repatriate funds to the U.S., liquidate some of our remaining principal investments, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.

Cash Flows

In the first nine months of 2012, our cash and cash equivalents decreased by $23.9 million from December 31, 2011, net of an increase of $0.3 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $36.2 million from operating activities, including $60.5 million from net income after giving effect to the non-cash items and a net decrease in working capital of $24.3 million principally from the annual payment of bonuses. We generated $19.3 million from investing activities, primarily from proceeds from the sale of Iridium of $24.9 million, and distributions from other merchant banking funds of $3.0 million, offset by $6.5 million used to fund capital calls for our merchant banking fund investments and $2.1 million for build out of office space and other capital needs. We used $79.8 million in financing activities, including $41.7 million for the payment of dividends, $32.5 million for open market repurchases of our common stock, $8.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $4.9 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset by net borrowings on our revolving loan facility of $7.3 million.

In the first nine months of 2011, our cash and cash equivalents decreased by $16.1 million from December 31, 2010. We generated $75.7 million from operating activities, as we used $81.0 million generated from earnings (after giving effect to the non-cash items) to fund a net decrease in working capital of $5.2 million principally from the annual payment of bonuses. We generated $50.2 million from investing activities, primarily from the sale of our interests in two merchant banking funds for $49.4 million and distributions from other merchant banking funds of $4.2 million which was used in part to fund $0.9 million for capital calls on our remaining merchant banking fund investments and $2.5 million for the build-out of new office space. We used $140.5 million in financing activities, including $41.7 million of net repayments on our revolving loan facility, $42.6 million for the payment of dividends, $36.7 million for open market repurchases of our common stock, $18.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units (net of $0.4 million of tax benefits from the delivery of restricted stock units), and $1.0 million of distributions of excess 2010 profits to GCP Capital.

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

With regard to our investments in both merchant banking funds and Iridium we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments in publicly traded securities held by us. This analysis showed that if we assume that at September 30, 2012, the market prices of all public securities held by the firm were 10% lower, the impact on our operations would be a decrease in revenues of $4.3 million.

We manage the risks associated with the merchant banking portfolio by assessing information provided by the funds.

In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 39% of our revenues for the nine months ended September 30, 2012 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the nine month period ended September 30, 2012, as compared to the same period in 2011, the relative value of the U.S. dollar strengthened relative to the pound sterling and the euro and remained approximately constant with the Australian dollar. In aggregate, there was a nominal impact on our revenues in the first nine months of 2012 as compared to the same period in 2011 as a result of movements in the rates of exchange. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

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

If certain financial returns are achieved over the life of a merchant banking fund, the firm may recognize merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the firm. When applicable, the profit overrides earned by the firm are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the firm records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Profit overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The firm may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The firm would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2012, the firm believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
July 1 — July 31	170,000	$37.22	—	$81,173,151
August 1 — August 31	338,800	$40.37	—	$67,494,135
September 1 — September 30	—	$—	—	$67,494,135

(1)	Excludes 24,594 shares the firm is deemed to have repurchased in July 2012 at $36.87 per share from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the nine months ended September 30, 2012, excludes 176,781 shares the firm is deemed to have repurchased at an average price of $45.21 per share from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 25, 2012, the Board of Directors authorized the repurchase of up to $100,000,000 of Greenhill & Co., Inc. common stock during 2012.

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

Date: November 1, 2012

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Name: Scott L. Bok Title: Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Name: Christopher T. Grubb Title: Chief Financial Officer

S-1