Form 10-K
period 2012-12-31
GREENHILL & CO INC
filed 2013-02-22
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-32147
_____________________________________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was approximately $958 million. The registrant has no non-voting stock.
As of February 15, 2013, there were 27,624,998 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2013 annual meeting of stockholders to be held on April 11, 2013 are incorporated by reference in response to Part III of this Report.

PART I
When we use the terms “Greenhill”, “we”, “us”, “our”, “the Company”, and “the Firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries. Our principal advisory subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking and capital advisory services in North America; Greenhill & Co. International LLP, which provides investment banking and capital advisory services in Europe and is regulated by the United Kingdom Financial Services Authority; and Greenhill & Co. Australia Pty Limited, which provides investment banking and capital advisory services in Australia and is regulated by the Australian Securities and Investments Commission.

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
Our revenues are principally derived from providing advisory services on mergers and acquisitions, or M&A, financings and restructurings, and are primarily driven by total deal volume and size of individual transactions. Additionally, our private capital and real estate capital advisory group provides fund placement and other capital raising advisory services to private equity and real estate funds, where revenues are driven primarily by the amount of capital raised.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our second U.S. office in 2005 and we currently have five offices in the U.S. We opened a Canadian office in 2006. In 2008, we opened an office in Tokyo, and we entered the capital advisory business. In 2010, we acquired the Australian advisory firm Caliburn Partnership Pty Limited ("Caliburn"), with two Australian offices. In 2012, we opened our Stockholm office.
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
As of December 31, 2012, we had 324 employees globally, including 66 managing directors and 12 senior advisors. In January 2013, we promoted three of our principals to managing director.
Principal Sources of Revenue
Our principal sources of revenues are advisory and, historically, merchant banking.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Advisory revenues	$291.5	$302.8	$252.2	$216.0	218.2
Investment and merchant banking revenues (1)	(6.4)	(8.8)	26.1	82.6	3.7
Total revenues	$285.1	$294.0	$278.3	$298.6	$221.9

_____________________________________________

(1)
Effective at the close of business on December 31, 2010, we completed our separation from the historic merchant banking business and we ceased earning management fees. We retained our existing portfolio of investments, which we are monetizing over time. Consequently, we continue to recognize gains and losses on our investments until liquidated. See “Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Merchant Banking Revenues”.

Advisory
We provide advisory services primarily in connection with mergers and acquisitions, financings, restructurings, and capital raisings. For all of our advisory services, we draw on the extensive experience, corporate relationships and industry expertise of our managing directors and senior advisors.
On merger and acquisition engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, and similar corporate finance matters and are generally involved at each stage of these transactions, from initial structuring to final execution. Our focus is on providing high-quality advice to senior executive management and boards of directors of prominent large and mid-cap companies and to governments in transactions that typically are of the highest strategic and financial importance to those clients. We advise clients on strategic matters, including acquisitions, divestitures, defensive tactics, special committee projects and other important corporate events. We provide advice on valuation, tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, and financing alternatives. Where requested to do so, we may provide an opinion regarding the fairness of a transaction.
In our financing advisory and restructuring practice, we advise debtors, creditors, governments, other stakeholders and companies experiencing financial distress as well as potential acquirers of distressed companies and assets. We provide advice on valuation, restructuring alternatives, capital structures, financing alternatives, and sales or recapitalizations. We also assist those clients who seek court-assisted reorganizations by developing and seeking approval for plans of reorganization as well as the implementation of such plans.
In our private capital and real estate capital advisory business we assist fund managers and sponsors in raising capital for new funds and provide related advisory services to private equity and real estate funds and other organizations globally. We also advise on secondary transactions.
Advisory revenues accounted for 102% and 103% (due to negative investment revenues) of our total revenues in 2012 and 2011, respectively. Non-U.S. clients are a significant part of our business, generating 42% and 58% of our advisory revenues in 2012 and 2011, respectively. We generate revenues from our advisory services by charging our clients fees. While fees payable upon the successful conclusion of a transaction or closing of a fund generally represent the largest portion of our advisory fees, we also earn on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. In addition, in our capital advisory business, we earn advisory fees based upon a fixed percentage of capital committed to the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing.
Investment and Merchant Banking Revenues
We exited the merchant banking business on December 31, 2010. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or “GCP I”), Greenhill Capital Partners II (or “GCP II”), Greenhill SAV Partners (or “GSAVP”) and Greenhill Capital Partners Europe (or “GCP Europe”), which are families of merchant banking funds. Additionally, in connection with our exit from the merchant banking business we agreed to commit $5.0 million to Greenhill Capital Partners III (or “GCP III”), a merchant banking fund formed in 2010. Merchant banking funds are private investment funds raised from contributions by qualified institutional investors and financially sophisticated individuals that generally make investments in non-public companies, typically with a view toward divesting these investments within 3 to 5 years. At the time of our exit, GCP Capital Partners Holdings LLC (or “GCP Capital”), an entity principally owned by former Greenhill employees and independent from the Firm, took over the management of our merchant banking funds.
Since our exit from the merchant banking business, we have sought to realize value from our remaining principal investments, which principally consisted of our investments in previously sponsored merchant banking funds and Iridium Communications Inc. (NASDAQ - IRDM). In 2011, we sold substantially all of our interests in GCP II to certain unaffiliated third parties and certain principals of GCP Capital for an aggregate price of $44.8 million, subject to put options of $15.6 million. In December 2012, substantially all of the put options were exercised and we paid $15.5 million to acquire interests in two portfolio companies of GCP II. We also sold in 2011 our entire interest in GSAVP to certain unaffiliated third parties for $4.6 million. In 2012, we sold our entire interest in GCP Europe for proceeds of $27.2 million. In October 2011, we initiated a Rule 10b5-1 sales plan to sell our entire interest in Iridium over a period of two or more years. From the time such plan was initiated through December 31,

2012, we sold 4,720,000 shares of Iridium common stock, or approximately 48% of our holdings, for proceeds of $36.3 million. At December 31, 2012, our investment in Iridium had a quoted market value of $34.2 million and we had investments in previously sponsored and other merchant banking funds of $16.8 million and remaining unfunded commitments to merchant banking funds of $3.5 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Merchant Banking Revenues and Liquidity and Capital Resources”.
Investment and merchant banking revenues accounted for negative 2% and negative 3% (both losses) of our revenues in 2012 and 2011, respectively. Beginning in 2011, as a result of our exit from the management of the merchant banking funds, we no longer generated management fees; however, we will continue to generate investment revenues principally from gains (or losses) on the existing investments in the merchant banking funds and Iridium until these investments are liquidated.
Employees
Our managing directors and senior advisors have in excess of 25 years of relevant experience, which they use to advise on mergers and acquisitions, financing advisory and restructuring transactions, and capital raisings. We spend a significant amount of time training and mentoring our junior professionals. We generally provide our junior professionals with exposure to mergers and acquisitions and financing advisory and restructurings to varying degrees, which provides us with the flexibility to allocate resources depending on the economic environment, and provides our bankers consistent transactional experience and a wide variety of experiences to assist in the development of business and financial judgment.
As of December 31, 2012, Greenhill employed a total of 324 people (including our managing directors and senior advisors), of which 179 were located in our North American offices, 90 were based in our European offices, 41 in our Australian offices, and 14 in our Asian office. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance.
Competition
As an investment bank providing advisory services, we operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there is an active revenue-generating engagement changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain business dialogues with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.
The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are global universal banking firms, mid-sized full service financial firms and specialized financial advisory firms. We compete with some of our competitors globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including transaction execution skills, our range of products and services, strength of relationships, innovation, reputation and price.
The global universal banking firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support their investment banking operations with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our business. In addition to our larger competitors, we compete with a number of independent boutique investment banks, which offer independent advisory services on a model similar to ours.
We believe our primary competitors in securing mergers and acquisitions and financing advisory and restructuring engagements are diversified financial institutions including Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse, Deutsche Bank AG, Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, UBS A.G. as well as other investment banking firms such as Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd. and many closely held independent firms. We believe our primary competitors in securing private capital advisory engagements are Credit Suisse, Lazard Ltd., Park Hill and UBS A.G.
Competition can be intense for the hiring and retention of qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of parties participating in those markets.

Certain of our operations are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

United States

In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. advisory business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State and local securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC.

Broker-dealers are subject to regulations that cover all aspects of the securities business. Our business model is exclusively focused on providing financial advice to clients and we do not hold customer funds or securities, or carry on securities trading, lending or underwriting activities. While this means that certain broker-dealer regulations, such as those pertaining to the use and safekeeping of customers' funds and securities and the financing of customers' purchases, may not be applicable to us, we remain subject to other applicable broker-dealer regulations, including regulatory capital levels, record keeping, and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, Greenhill & Co. LLC is subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant portion of a broker-dealer's assets be retained in liquid financial instruments relative to the amount of its liabilities. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Greenhill & Co., LLC is also registered as a municipal advisor with the SEC and the Municipal Securities Rulemaking Board (“MSRB”). Greenhill & Co., LLC is impacted by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois and California. Similar measures are being considered or have been implemented in other jurisdictions.
In addition, Greenhill Capital Partners, LLC, our wholly owned subsidiary, which operated as and will continue to operate as general partner of GCP I and GCP II, is a registered investment adviser under the Investment Advisers Act of 1940, as amended. As such, it is subject to regulation and periodic examinations by the SEC.  Such regulations relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions.

Europe

Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our controlled affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct our European advisory business, are licensed by and also subject to regulation by the United Kingdom's Financial Services Authority (“FSA”). Greenhill & Co. Europe LLP is also licensed and subject to regulation by the Federal Financial Supervisory Authority in Germany (“BaFin”). The current UK regulatory regime is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA. These rules govern all aspects of our advisory business in the United Kingdom, including carrying on regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.

Both Greenhill & Co. International LLP and Greenhill & Co. Europe LLP have obtained the appropriate European financial services passport rights to provide cross-border services into a number of other members of the European Economic Area (“EEA”). This “passport” derives from the pan-European regime established by the EU Markets in Financial Instruments Directive, which regulates the provision of financial services and activities throughout the EEA.

Greenhill & Co. Sweden AB was established in November 2012 and provides financial advice to clients in Sweden and the wider Nordic region, and is subject to regulation by the Swedish Financial Supervisory Authority.

Australia

Greenhill & Co. Australia Pty Limited ("Greenhill Australia"), our Australian subsidiary, is licensed and subject to regulation by the Australian Securities and Investments Commission (“ASIC”) and must also comply with applicable provisions of the Corporations Act 2001 and other Australian legal and regulatory requirements, including capital adequacy rules, customer protection rules, and compliance with other applicable trading and investment banking regulations.

Asia

Greenhill & Co. Japan is registered with the Kanto Local Finance Bureau of the Ministry of Finance in Japan and is subject to regulation by the Financial Services Agency and the Securities and Exchange Surveillance Commission in Japan, and must comply with applicable provisions of the Financial Instruments and Exchange Act and other applicable Japanese legal and regulatory requirements, including customer protection rules and compliance with other applicable trading and investment banking regulations.

Greenhill & Co. Asia Limited is licensed under the Hong Kong Securities and Futures Ordinance with the Securities and Futures Commission (“SFC”) and is regulated by the SFC. The compliance requirements of the SFC include, among other things, net capital, stockholders' equity and periodic reporting requirements, and also the registration and training of certain employees and responsible officers.

General

Our business may also be subject to regulation by other governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates or conducts business.

We are subject to the Foreign Corrupt Practices Act, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We are also subject to applicable anti-corruption laws in the United States and in the other jurisdictions in which we operate, such as the U.K. Bribery Act. We have implemented policies, procedures, and internal controls that are designed to comply with such laws, rules, and regulations.

Where You Can Find Additional Information
Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. You may read and copy any document the Company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Firm’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., located at 20 Broad Street, New York, New York 10005, U.S.A.
Our public internet site is http://www.greenhill.com. We make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Corporate Governance” section, and available in print upon request of any stockholder to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, our Corporate Governance Guidelines, Related Party Transaction Policy and Code of Business Conduct & Ethics governing our directors, officers and employees. You may need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A.  Risk Factors
Our ability to retain our senior managing directors is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors and senior advisors, particularly our senior managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left the Firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director will have on our business. The departure or other loss of Mr. Greenhill, our founder and Chairman, Scott L. Bok, our Chief Executive Officer, the regional heads of businesses in North America, Europe, Australia, or Japan, or the departure or other loss of other senior managing directors, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements, which would materially adversely affect our results of operations.
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
Almost all of our revenues are derived from advisory fees
We earn substantially all of our revenues from advisory fees paid to us by each of our clients, in large part upon the successful completion of the client's transaction, restructuring or capital raising. Unlike diversified investment banks, which generate revenues from securities trading and underwriting, our only other source of revenue is gains or losses which we may generate from our investments in Iridium and merchant banking funds, which have declined and will continue to decline in value over time as we liquidate our investments. As a result, a decline in our advisory engagements or the market for advisory services generally would have a material adverse effect on our business and results of operations.
Our engagements are singular in nature and do not provide for subsequent engagements
Our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions are singular in nature and our engagements are not likely to recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any other period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement or closing, and the timing of these milestones is outside our control. In cases where an engagement is terminated prior to the successful completion of a transaction or project, whether due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.
A high percentage of our advisory revenues is derived from a few clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 36% of our total revenues in 2012 and 35% of our total revenues in 2011. Although we did not have any client engagements that accounted for 10% or more of our total revenues in 2012 or 2011, we have had client engagements which accounted for more than 10% of our annual revenues in prior years. We earned $1 million or more from 66 clients in 2012, compared to 74 in 2011, of which 32% of the clients were new to the Firm in 2012. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation from lost engagements or the failure of transactions or restructurings or fund raisings on which we are advising to be completed can be significant.
We generate a significant portion of our revenues from our services in connection with mergers and acquisitions and we have not historically been able to offset a decline in revenues from merger and acquisition services with other revenues from our financing advisory and restructuring services
During a period when mergers and acquisitions activity declines and debt defaults increase, we increasingly rely on financing advisory and restructuring and bankruptcy services as a source of new business. We provide various restructuring and restructuring-related advice to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions and the availability and cost of debt and equity financing. Presently, our financing advisory and restructuring business is significantly smaller than our mergers and acquisitions advisory business, and historically, we have been unable to offset declines in mergers and acquisitions revenue with revenue generated from financing advisory and restructuring assignments and expect that we will be unlikely to do so in the foreseeable future. Despite adverse market conditions, the number of debt defaults and bankruptcies has remained limited, diminishing our ability to generate revenue from financing advisory and restructuring activities. To the extent that there is limited debt default activity, our ability to generate revenues from financing advisory and restructuring activities may be adversely affected.
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
Our business has been adversely affected by difficult market conditions and may continue to be adversely affected by market uncertainty, volatility, disruptions in the credit and equity markets and other unfavorable economic, geopolitical or market conditions
Adverse market or economic conditions would likely affect the number, size and timing of transactions on which we provide advice and therefore adversely affect our advisory fees. As demonstrated over the past few years and during prior cycles, economic uncertainty, volatility, slow economic growth and weak financial markets negatively impact merger and acquisition and capital raising activity. Concerns over the rate of economic recovery, the level of U.S. national debt, the European sovereign debt crisis, the ability of certain countries to remain in the eurozone, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility, uncertainty and diminished expectations for the economy and for the markets. Our clients engaging in mergers and acquisitions often rely on access to the credit and/or equity markets to finance their transactions. The uncertainty of available credit and the volatility of equity markets can adversely affect the size, volume, timing and ability of our clients to successfully complete merger and acquisition transactions and adversely affect our advisory business. Furthermore, market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions.
While we operate in North America, Europe, Australia, and Asia, our operations in the United States and Europe historically have provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by economic conditions in these locations. Credit downgrades of government debt in the United States and Europe could adversely affect the volume of activity in those markets and therefore, adversely affect our revenues and earnings.

Adverse market or economic conditions, including continuing volatility in the equity markets, limited access to credit as well as a slowdown of economic activity could also adversely affect the business operations of Iridium and other companies in which we have investments, and therefore, our earnings. In addition, during a market downturn, there may be fewer opportunities to exit and realize value from our investments in merchant banking funds and Iridium at attractive values.
There can be no assurance that governmental or other measures to aid economic recovery, including economic stimulus legislation, will be effective. As these conditions persist, our business, financial condition, results of operations and ability to make distributions to our stockholders could be materially adversely affected.
Our capital advisory business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity and real estate funds
In our capital advisory business we assist fund managers and sponsors in raising capital for new private funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity and real estate funds. Following the onset of the financial crisis, there was a shortage of such capital, and far fewer new funds were raised than in the period preceding the crisis. In addition, new funds raised in the current environment generally obtain smaller aggregate capital commitments than in earlier years, and the fund raising process takes longer to complete. Moreover, with improved returns in the equity markets there is no certainty that the asset allocations to private funds will remain at the levels seen prior to the 2007 financial crisis. To the extent private and public capital focused on illiquid investment opportunities remains limited, our ability to earn fees in the capital advisory business may be adversely affected.
We face strong competition from far larger firms and other independent firms
The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 324 employees (including managing directors and senior advisors) as of December 31, 2012 and total revenues of $285.1 million for the year ended December 31, 2012. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients' needs, greater global reach and broader relationships with their clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
Our full line investment banking competitors and other large commercial banks, insurance companies and other broad-based financial services firms that have established or acquired financial advisory practices and broker-dealers or have merged with other financial institutions have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing, we may be unable to compete for advisory clients in a significant part of the advisory market.
In addition to our larger competitors, over the last few years, a number of independent boutique investment banks have emerged which offer independent advisory services and some of these firms have grown rapidly. As these independent firms seek to gain market share there could be pricing pressure, which would adversely affect our revenues and earnings.
In addition, our capital advisory business operates in a highly competitive environment and the barriers to entry into the fund placement business are low.
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
Compared to our larger, more diversified competitors in the financial services industry, we generally experience even greater variations in our revenues and profits. This is due to our dependence on a relatively small number of transactions for a large percentage of our revenues, with the result that our earnings can be significantly affected if any particular transaction is not completed successfully, and to the fact that we lack other, more stable sources of revenue in material amounts, such as brokerage and asset management fees, which could moderate some of the volatility in advisory revenues. In addition, we report the value of our investments at market valuations or estimated fair value at the end of each quarter. The value of our investments may increase or decrease significantly depending upon market factors that are beyond our control. As a result, it may be difficult for us to achieve consistent results and steady earnings growth on a quarterly basis, which could adversely affect our stock price.
In many cases, we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring or closing of a fund. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. Our clients may not raise sufficient capital to start a new fund because anticipated investors may decline to invest in such fund due to lack of liquidity, change in strategic direction of the investor, or other factors. In these circumstances, we may receive limited or no advisory fees, other than the reimbursement of certain out-of-pocket expenses. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our stock price.
Realized and unrealized investment gains from our investments in Iridium and merchant banking funds vary from period to period; these gains may not recur and may not be replaced by other gains; our investments may lose money; our investment proceeds will decline as we monetize our holdings
We retain certain principal investments in Iridium and merchant banking funds (which in turn have a limited number of investments in portfolio companies). The fair value of these investments may appreciate (or depreciate) at different rates based on a variety of factors. Historically, gains (or losses) from our investments have been significantly impacted by market factors, specific industry conditions and other factors beyond our control, and we cannot predict the timing or size of any such gains (or losses) in future periods. The lack of investment gains (and any losses which may be attributable to the investments in Iridium and the merchant banking funds) and the volatility of changes in investment values may adversely affect our results of operations and our stock price. There were no gains (or losses) from any single investment that accounted for more than 10% of total revenues in 2012 or 2011.
Our investment in Iridium was valued at $34.2 million at December 31, 2012. Since Iridium became a publicly traded company in 2009, its share price has ranged from a high of $11.55 to a low of $5.52. Iridium’s share price was $6.72 at December 31, 2012. A significant decline in the market value of Iridium can give rise to significant losses and adversely affect our revenue and earnings.
In October 2011, we entered into a plan to sell our Iridium shares over a period of two or more years. These shares will be sold regardless of the market price and the amounts realized from these sales may vary. As of December 31, 2012, we have sold 48% of our holdings, for proceeds of $36.3 million, since we initiated our plan of sale. Based upon our current plan of sale, our investment in Iridium will be fully monetized in the first half of 2014.
Since June 2011, we have generated net proceeds of $61.1 million from the sale of certain of our investments in our merchant banking funds, which included the sale of our entire investments in GCP Europe, GSAVP and a majority of our investment in GCP II. At December 31, 2012, our investments in merchant banking funds had an estimated fair value of $16.8 million. As a result of our sales of a large portion of our investments in merchant banking funds, we believe a significant portion of the value of our investment holdings has already been realized and we expect future realizations will decline in amount.
We value our investment portfolio each quarter using a fair value methodology, which could result in gains or losses to the Firm; the fair value methodology may over- or under-state the ultimate value we will realize
As of December 31, 2012, the value of the Firm’s portfolio of investments, including its investments in merchant banking funds and Iridium, was $51.0 million. Our investment in Iridium’s common stock is recorded at its publicly traded market value. Our investments in the merchant banking funds are recorded at estimated fair value, which is determined on a quarterly basis after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other quantitative and qualitative factors, and in the case of publicly traded securities, the closing price of the security on the last day of the relevant period discounted for any legal or contractual restrictions on sale. Significant changes in the public equity markets and/or the operating results of the portfolio companies of the merchant banking funds and Iridium may have a material effect on the fair value of our principal investments and therefore on our revenues and profitability during any reporting period. At December 31, 2012, approximately 58% of our investments in merchant banking funds consisted of interests in two portfolio companies operating for-profit secondary education schools. The concentration of investments in a single industry subjects the merchant banking portfolio to greater volatility, which could adversely affect our revenues and earnings. The estimated fair value at which the principal investments are carried on our books may vary significantly from period to period depending on a number of factors beyond our control. It may not be possible to sell these investments at the estimated fair values attributed to them in our financial statements.
A significant deterioration in the credit markets or the failure of one or more banking institutions could adversely affect our liquidity
As of December 31, 2012, we had cash and cash equivalents of $50.3 million. We have invested these assets in instruments which we believe are highly liquid, and monitor developments relating to the liquidity of these investments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash investments could have a material adverse effect on our liquidity and result in a charge to our earnings which could have a material adverse effect on the value of our stock.
We have a $45.0 million revolving loan facility from a U.S. commercial bank which currently expires on April 30, 2013. At December 31, 2012 we had $29.1 million drawn down from this facility. We utilize the revolving loan facility primarily to provide for our domestic cash needs, which include dividend payments, share repurchases, and working capital needs.
Historically, we have rolled over the maturity date of our revolving loan facility annually. Our inability to extend the maturity date of the loan or renew the facility on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. There is no assurance, if our credit facility is not renewed with the current lender, that we would be able to obtain a new credit facility of a similar size and on similar terms from a different lender. In order to repay the outstanding balance of our credit facility, we could be required to repatriate funds to the U.S., liquidate some of our principal investments or issue debt or equity securities in the public or private markets, in each case on terms which may not be favorable to us. Our inability to refinance the loan facility could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.
Our investment portfolio contains investments in high-risk, illiquid assets
We had investments of $16.8 million in merchant banking funds at December 31, 2012. Merchant banking funds typically invest in securities of a class that are not publicly-traded and in many cases may be prohibited by contract or by applicable securities laws from selling such securities for a period of time or otherwise be restricted from disposing of such securities. The ability of such funds to dispose of investments is heavily dependent on the merger and acquisition environment and the initial public offering market, which fluctuate in terms of both the volume of transactions as well as the types of companies which are able to access the market. Furthermore, the types of investments made may require a substantial length of time to liquidate. We may not be able to sell our investments in merchant banking funds or control the disposition of securities in those funds.
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
Strategic investments, acquisitions and joint ventures, or foreign expansion may result in additional risks and uncertainties in our business
We intend to grow our core business through both recruiting and internal expansion and through strategic investments, acquisitions or joint ventures. In the event we make strategic investments or acquisitions, such as our acquisition of Caliburn, or enter into joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our business.
To the extent that we pursue business opportunities outside the United States, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult and costly for us to determine the exact requirements of local laws in every market.

Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.
If we expand to new geographic locations we will incur additional compensation, occupancy, integration and business development costs. Additionally, it may take more than one year for us to determine whether new managing directors will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development. Depending upon the extent of our expansion, and whether it is done by recruiting new managing directors, strategic investment, acquisition or joint venture, the incremental costs of our expansion may be funded from cash from operations or other financing alternatives. There can be no assurance that the Firm will be able to generate or obtain sufficient capital on acceptable terms to fund its expansion needs which would limit the future growth of the business and adversely affect our share price.
Greenhill’s employees own a significant portion of the common stock of the Firm and their interests may differ from those of our public shareholders
Our employees and their affiliated entities collectively owned approximately 10% of the total shares of common stock outstanding as of February 15, 2013. Assuming the restricted stock units issued to our employees were fully vested as of February 15, 2013, and including the performance shares and restricted stock awards earned by our Australian employees for achieving the revenue target for the first tranche of their performance awards, our employees and their affiliates would have owned approximately 22% of our shares of common stock.
As a result of these shareholdings, our employees currently are able to exercise significant influence over the election of our entire board of directors, the management and policies of Greenhill and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, the sale of all or substantially all of the assets of Greenhill, and the declaration and payment of dividends.
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
A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding
We award restricted stock units, as part of annual bonus and incentive compensation, to managing directors and other employees. We also award restricted stock units as a long term incentive to new hires at the time they join the Firm. At February 15, 2013, 3,786,259, restricted stock units were outstanding, including 1,011,665 restricted stock units granted to employees in January 2013 as part of the long-term incentive award component of our annual compensation package. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest either ratably over a five year period, with the first vesting on the first anniversary of the grant date, or do not vest until the fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Awards of restricted stock to our more junior professionals generally vest ratably over a three to four year period. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 15, 2013 would be issued as follows: 222,097 additional shares in 2013, 1,124,272 shares in 2014, 811,693 shares in 2015, 639,193 shares in 2016, 653,086 shares in 2017, and 335,918 shares in 2018. In addition, in connection with the acquisition of Caliburn we issued 1,099,877 shares of convertible preferred stock of which 659,926 shares will be converted into common stock in April 2013, and the remaining 439,951 shares may be converted into common stock in April 2015, subject to the achievement of the second revenue performance target. Further, in connection with the acquisition of Caliburn, we awarded an additional 41,794 restricted stock units (not included above) which may vest in April 2015, subject to the achievement of a revenue performance target. Upon delivery of the restricted stock unit at the time they vest, we have historically repurchased from 36% to 43% of the awards for the payment of income tax withholding due upon settlement of the awards. Further, we have historically repurchased in the open market and through privately negotiated transactions a significant number of our shares of common stock. If we were to cease to or were unable to repurchase shares of common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.
Employee misconduct could harm Greenhill and is difficult to detect and deter

There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our Firm. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Our advisory business often requires that we deal with highly confidential client information, the improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain advisory clients. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with the U.S. and U.K. anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws (or similar laws of other jurisdictions in which we do business) could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
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
In addition, our clients are often concerned about conflicts of interest that may arise in the course of engagements. While we have adopted various policies, controls and procedures to reduce the risks associated with the execution of transactions, the rendering of fairness opinions and potential conflicts of interest, these policies may not be adhered to by our employees or be effective in reducing these risks. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. We are unable to estimate the amount of monetary damages which could be assessed or reputational harm that could occur as a result of regulatory sanction or client litigation.
Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
We are subject to extensive regulation in the financial services industry
Because we operate in the financial services industry, we are subject to extensive regulation in the United States, Europe, Australia, Asia and elsewhere. In addition, as we expand our international operations by opening new offices outside the United States or by carrying out transactions or private placement activities internationally, we are increasingly subject to these types of regulations outside the United States. Regulatory and self-regulatory agencies as well as securities commissions in various jurisdictions in which we do business are empowered to conduct periodic examinations and administrative proceedings that can result in censure, fine, issuance of “cease and desist” orders or suspension of personnel or other sanctions, including revocation of our license or registration or the registration of any of our regulated subsidiaries. In addition, as a result of recent highly publicized scandals in the financial services industry, scrutiny by regulators of financial services firms has increased significantly. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
Change in applicable law and regulatory schemes could adversely affect our business

From time to time, the United States and other national governments in the countries in which we operate and related regulatory authorities, as well as local governments, may adopt new rules which affect our business. In the United States, the Dodd-Frank Wall Street Reform Act was adopted in 2010, bringing sweeping changes in the regulations of financial institutions. It will take several years for the rules under the Dodd-Frank Act to be written and become effective, and the final scope and interpretations of those rules, and their impact on our business, will not be fully known for some time, but could well have adverse implications for the manner in which we conduct our business and, consequently, its profitability.
In addition, several states and municipalities in the United States, such as California, Illinois, New York State, and New York City have recently adopted “pay-to-play” and placement agent rules which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain of our private capital advisory engagements or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our capital advisory business.

Beginning in 2007 and continuing through 2012, the U.S. and global financial markets experienced extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. Many of the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations may serve to limit our activities, including through net capital, customer protection and market conduct requirements.
Compliance with any new laws or regulations could also make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
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
The cost of compliance with international employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally
Since we operate our business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each state and country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If the existing regulations under which we operate are modified or interpreted differently or new regulations are issued and we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or that favor or require local ownership.
A change in relevant income tax laws, regulations, or treaties or an adverse interpretation of these items by tax authorities could result in an audit adjustment or revaluation of our deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the consolidated financial statements

Our effective tax rate and tax liability is based on the application of current income tax laws, regulations, and treaties.  These laws, regulations, and treaties are complex, and the manner which they apply to our facts and circumstances is sometimes open to interpretation.  Management believes its application of current laws, regulations, and treaties to be correct and sustainable upon examination by the tax authorities.  However, the tax authorities could challenge our interpretation resulting in an additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.  In addition, tax laws, regulations, or treaties enacted in the future may cause us to revalue our deferred tax assets and have a material change to our effective tax rate.
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
Fluctuations in foreign currency exchange rates could adversely affect our results of operations
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenue in other currencies, predominantly in British pounds, euros, and Australian dollars, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar could result in an adverse or beneficial impact to our financial results.
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
We could change our existing dividend policy in the future
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. Since 2007 we have paid quarterly cash dividends of $0.45 per share of our common stock to holders of record. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our board of directors and depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our board of directors could decide to reduce or even suspend dividend payments in the future. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
Cautionary Statement Concerning Forward-Looking Statements
We have made statements under the captions “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors”.
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

•
the statement that our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees in “Business – Competition”;

•
the statement that we expect future realizations of our investment holdings will decline in amount in “Risk Factors – Realized and unrealized investment gains from our investments in Iridium and merchant banking funds vary from period to period; these gains may not recur and may not be replaced by other gains; our investments may lose money; our investment proceeds will decline as we monetize our holdings”;

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

•
the statement that we intend to use future net proceeds from the sale of our investments in Iridium and any further sales or distributions from merchant banking funds to repurchase our common stock in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•
the statement that our advisory business has been negatively impacted and may be further impacted by a reduction in merger and acquisition and capital raising activity in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•
the statements that we believe that our simple business model as an independent, unconflicted adviser will create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•
the statement that as transaction activity rebounds, we will seek to return towards our historic cost ratios, and as a result, we will seek to achieve our historic profitability ratios in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•
the statement that we expect our sales under Iridium’s trading plan to last approximately two years in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Merchant Banking Revenues”;

•
the statement that unless there are significant gains in the value of the portfolio companies in GCP Europe, GCP II and GSAVP it is not likely that the profit threshold for each fund will be exceeded and accordingly is not likely that profit override revenue will be recognized in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Merchant Banking Revenues”;

•
the statement that based upon our current headcount we expect that our fixed compensation costs for 2013 will be comparable to 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation and Benefits Expenses”;

•
the statement about our objective to return towards our stated policy of a ratio of compensation to revenue not to exceed 50% in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation and Benefits Expenses”;

•
the statement that we do not expect any immediate increases in our non-compensation expenses and over the longer term any increases in our non-compensation expenses will be dependent mostly on our geographic expansion to new locations and to a much lesser extent on our increase in headcount within our existing locations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Compensation Costs Expenses”;

•
the statement that we expect to pay approximately $15.8 million in 2013 related to income taxes owed in the United States and Australia for the year ended December 31, 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that we expect to continue to be compliant with all loan covenants in future periods in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that it is unlikely that we will have future needs that require us to permanently reinvest our foreign earnings in the local jurisdictions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that we would expect to incur a minimal amount, if any, of incremental U.S. tax from any repatriations of foreign earnings in the near future in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that the shares held by our European affiliate are expected be sold beginning in the fourth quarter of 2013 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that we expect to fund future repurchases of common shares (if any) with proceeds from our investments and/or operating cash flow in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that we expect to fund repurchases of common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $86.7 million over the next five years in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that while we believe that the cash generated from operations, proceeds from the sale of Iridium and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividend payments, share repurchases, commitments to the merchant banking activities, and build-out costs of new office space, we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

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

Item 1B.  Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Exchange Act.

Item 2.  Properties
The Firm’s principal offices, all of which are leased, are as follows:

Location	Owned/Leased	Lease Expiration	Approximate Square Footage as of December 31, 2012
300 Park Avenue	Leased	2020	105,000 square feet
New York, New York (Global Headquarters)
Lansdowne House	Leased	2013	19,000 square feet
57 Berkeley Square, London
Neue Mainzer Strasse 52-58	Leased	2015	13,000 square feet
Frankfurt
79 Wellington Street West	Leased	2014	5,000 square feet
Toronto
Marunouchi Building	Leased	2016	4,000 square feet
Tokyo
The Chiefley Tower	Leased	2015	14,000 square feet
2 Chiefley Square, Sydney

Most of the lease arrangements listed above provide for renewal options beyond the date of expiration.
Approximately 15,000 square feet of space at the New York office has been sublet to GCP Capital through 2015. The sublease may be terminated at GCP Capital’s option in December 2013 pursuant to the terms of the sublease agreement.
We also have six additional offices with 47,000 of aggregate square feet with terms expiring through 2021.

Item 3.  Legal Proceedings
The Firm is from time to time involved in legal proceedings incidental to the ordinary course of its business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 4.  Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS
Our executive officers are Scott L. Bok (Chief Executive Officer), Christopher T. Grubb (Chief Financial Officer), Harold J. Rodriguez, Jr. (Chief Operating Officer, Chief Compliance Officer and Treasurer), and Gavin D. Solotar (General Counsel and Secretary). Set forth below is a brief biography of each executive officer.
Scott L. Bok, 53, has served as our Chief Executive Officer since April 2010, served as Co-Chief Executive Officer from October 2007 until April 2010, served as our U.S. President from January 2004 until October 2007 and has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of Iridium Communications Inc. (f/k/a GHL Acquisition Corp.). Mr. Bok served as Chief Executive Officer and Chairman of the Board of GHL Acquisition Corp. from 2007 to 2009. He has also served as a member of the Board of Directors of Heartland Payment Systems (2001 — 2005) and Republic Group Insurance (2003 — 2007).
Christopher T. Grubb, 33, has served as our Chief Financial Officer since May 2012. Mr. Grubb is a Principal of Greenhill and is also a member of our Management Committee, and joined Greenhill in 2006. Prior to joining Greenhill, Mr. Grubb was an Associate in investment banking at UBS. Mr. Grubb has advised clients on a variety of M&A and restructuring transactions and has also been responsible for a variety of administrative roles while at Greenhill.
Harold J. Rodriguez, Jr., 57, has served as our Chief Operating Officer since January 2012, served as Chief Administrative Officer from March 2008 until January 2012 and was Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Mr. Rodriguez served as Chief Financial Officer of GHL Acquisition Corp. from 2008 to 2009. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
Gavin D. Solotar, 48, has served as our General Counsel and Secretary since September 2012. Mr. Solotar is also a member of our Management Committee. Prior to joining Greenhill, Mr. Solotar was a partner of Wachtell, Lipton, Rosen & Katz, focusing on mergers and acquisitions, corporate governance, and securities law matters. Mr. Solotar joined Wachtell, Lipton, Rosen & Katz in 1992.
Our Board of Directors has six members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and four of whom are independent (Robert T. Blakely, John C. Danforth, Steven F. Goldstone and Stephen L. Key). A brief biography of each of Messrs. Greenhill, Blakely, Danforth, Goldstone and Key is set forth below.
Robert F. Greenhill, 76, our founder, has served as our Chairman since the time of our founding in 1996, served as Chief Executive Officer from 1996 until October 2007 and was a member of our Management Committee from its formation in January 2004 until October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was President of, and from January 1989 to January 1991, Mr. Greenhill was a Vice Chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.
Robert Blakely, 71, has served on our Board of Directors since April 2009. Since 2008, Mr. Blakely has served as the President of Performance Enhancement Group, a position he previously held from 2002 to 2003. From February 2006 to January 2008, Mr. Blakely served as Executive Vice President of Fannie Mae and from February 2006 to August 2007, as its Chief Financial Officer. From 2003 to 2006, Mr. Blakely served as Executive Vice President and Chief Financial Officer of MCI. Mr. Blakely is a member of the board of directors of Westlake Chemical Corporation, Natural Resource Partners L.P. and Ally Financial Inc. (formerly GMAC Inc.).
John C. Danforth, 76, has served on our Board of Directors since February 2005. He served as the United States Representative to the United Nations between July 2004 and January 2005 and, except during his service at the United Nations, has been a partner in the law firm of Bryan Cave LLP since 1995. He served in the United States Senate from 1976 to 1995. Senator Danforth is a director of Cerner Corporation. He is ordained to the clergy of the Episcopal Church.
Steven F. Goldstone, 67, has served on our Board of Directors since July 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell LLP, a law firm in New York City. He is also Non-Executive Chairman of ConAgra Foods, Inc. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standard Companies, Inc.) from 2002 until 2008 and as a member of the Board of Directors of Merck & Co. from 2008 until 2012.
Stephen L. Key, 69, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. Prior to joining ConAgra, Inc. from 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key is a member of the Board of Directors of 1-800-Contacts, Inc. Mr. Key served as a member of the Board of Directors of Sitel, Inc. from 2007 until 2008 and as a member of the Board of Directors of Forward Industries, Inc. from 2010 until 2012.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The New York Stock Exchange is the principal market on which our common stock (ticker: GHL) is traded. The following tables set forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared.

	Fiscal 2012
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$50.14	$35.99	$0.45
Second quarter	44.75	31.93	0.45
Third quarter	53.33	34.30	0.45
Fourth quarter	52.76	43.52	0.45

	Fiscal 2011
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$83.84	$61.33	$0.45
Second quarter	63.90	47.80	0.45
Third quarter	55.39	27.51	0.45
Fourth quarter	40.10	27.31	0.45

As of February 15, 2013, there were 7 holders of record of the Firm’s common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.
On February 15, 2013, the last reported sales price for the Firm’s common stock on the New York Stock Exchange was $60.23 per share.
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

COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

160
140
120
100
80
60
40
20
Dec-07
Mar-08
Jun-08
Sep-08
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
GHL
S&P 500 Index
S&P Financial Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2012

The following table provides information as of December 31, 2012 regarding securities issued under our equity compensation plans that were in effect during fiscal 2012.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	Equity Incentive Plan (1)	3,260,586	(2)	$—	(3)	22,128,323
Equity compensation plans not approved by security holders	None	—		—		—
Total		3,260,586		$—		22,128,323

_____________________________________________

(1)
Our amended Equity Incentive Plan was approved by our security holders in April 2008. See “Note 12 — Restricted Stock Units” of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

(2)	Excludes 1,011,665 restricted stock units granted to employees subsequent to December 31, 2012 as part of our long term incentive awards program.

(3)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.
Share Repurchases in the Fourth Quarter of 2012

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 – October 31	206,506	$48.42	0	$57,494,149
November 1 – November 30	208,473	47.97	0	$47,494,160
December 1 – December 31	440,629	50.89	0	$25,070,191
Total	855,608	$49.59	0

_____________________________________________

(1)
Excludes 5,039 shares the Firm is deemed to have repurchased at $48.40 per share from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
These shares were repurchased under the plan authorized by the Board of Directors on January 25, 2012 for the repurchase of up to $100,000,000 of our common stock through December 31, 2012. Effective January 23, 2013, the Board of Directors authorized the repurchase of up to $100,000,000 of our common stock during the period January 1, 2013 through December 31, 2013.

Item 6.  Selected Financial Data

	As of or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share and number of employees data)
Statement of Income Data:
Advisory revenues	$291.5	$302.8	$252.2	$216.0	$218.2
Investment revenues	(6.4)	(8.8)	26.1	82.6	3.7
Total revenues	285.1	294.0	278.3	298.6	221.9
% change from prior year	(3)%	6%	(7)%	35%	(45)%
Employee compensation and benefits expense	151.8	162.6	159.9	138.3	102.0
Non-compensation expenses	62.8	62.7	59.5	46.5	42.0
Income before taxes	70.5	68.7	58.9	113.8	77.9
Provision for taxes	28.4	24.1	19.5	42.7	29.4
Net income allocated to common stockholders	42.1	44.6	34.5	71.2	48.5
Diluted average shares outstanding	30,561,682	31,034,817	30,776,034	29,753,609	28,214,015
Diluted earnings per share	1.38	1.44	1.12	2.39	1.74
Balance Sheet Data:
Total assets	$387.0	$460.7	$508.7	$328.4	$265.8
Total liabilities	83.5	113.2	135.8	94.8	65.7
Stockholders’ equity	302.2	346.2	370.5	232.1	198.3
Noncontrolling interests	1.3	1.4	2.4	1.5	1.8
Total equity	303.5	347.6	372.9	233.6	200.1
Dividends declared per share	1.80	1.80	1.80	1.80	1.80
Selected Data and Ratios (unaudited)
Income before taxes as a percentage of revenues	25%	23%	21%	38%	35%
Revenues per employee (a)	$891	$920	$908	$1,140	$991
Employees at year-end (b)
North America	179	174	180	187	150
Europe	90	81	85	93	81
Asia	14	14	13	10	3
Australia	41	47	45	—	—
Total employees	324	316	323	290	234

(a)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year.

(b)	Includes our managing directors and senior advisors.

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
Our revenues are principally derived from advisory services on mergers and acquisitions, or M&A, financings and restructurings and are primarily driven by total deal volume and size of individual transactions. Additionally, our private capital and real estate capital advisory group provides fund placement and other capital raising advisory services, where revenues are driven primarily by the amount of capital raised.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our second U.S. office in 2005 and we currently have five offices in the U.S. We opened a Canadian office in 2006. In 2008, we opened an office in Tokyo, and we entered the capital advisory business, which provides capital raising advice and related services to private equity and real estate funds. In 2010, we acquired the Australian advisory firm, Caliburn, which has two Australian offices. In 2012, we opened our Stockholm office.
As we have expanded, we have recruited new managing directors to increase our industry sector and geographic coverage. Since January 1, 2008 we have increased the number of client facing managing directors, mostly through outside hires, by 2.5 times from 28 to 66 as of January 1, 2013. We have added managing directors with sector experience in Consumer Goods, Energy, Financial Services, Forest Products, Gaming and Hospitality, Healthcare, Industrials, Infrastructure, Pharmaceutical, and Telecommunications as well as a team of managing directors focused on private equity capital advisory and another team focused on real estate capital advisory. Additionally, over the past five years we have significantly increased our geographic reach by adding offices in the United States, Japan, Australia and Sweden. Although we recruited fewer managing directors over the past two years as compared to the period from 2008 through 2010, we intend to continue our efforts to recruit new managing directors with industry sector experience and to increase our geographic reach.
Prior to 2011, we also managed merchant banking funds and similar vehicles. We raised our first private equity fund in 2000, our first venture capital fund in 2006 and our first European merchant banking fund in 2007. We completed the initial public offering of our special purpose acquisition company, GHL Acquisition Corp., in 2008, and that entity merged with Iridium in 2009. Effective December 31, 2010, we exited the merchant banking business in order to focus entirely on our advisory business.
Following our exit from the merchant banking business, we began the monetization of our investments in both our previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II and GSAVP for $49.4 million, which represented their total book value. In December 2012, the purchasers of GCP II exercised their put rights requiring us to repurchase substantially all of our original interests in two portfolio companies for $15.5 million. Also, in 2012, we sold our entire interest in GCP Europe for $27.2 million, which represented approximately 90% of its book value. In October 2011, we initiated a plan to sell our entire interest in Iridium systematically over a period of two or more years.
In aggregate, we generated net proceeds of $61.1 million from the sale of certain of investments in our merchant banking funds during the past two years. Additionally, through the period from October 2011, when we initiated our plan, to December 31, 2012, we sold 48% of our holdings in Iridium for proceeds of $36.3 million. The proceeds of the merchant banking fund and Iridium sales were used to repurchase our common stock and reduce the outstanding amount of our revolving loan facility. We intend to use future net proceeds from the sale of our investments in Iridium and any further sales or distributions from merchant banking funds to repurchase our common stock. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
At December 31, 2012, we owned 5,084,016 shares of Iridium with a quoted market value of $34.2 million and held remaining investments in merchant banking funds with an estimated fair value of $16.8 million.
At December 31, 2012, we employed 324 people. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors.” Revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
Advisory revenues were $291.5 million in the year ended December 31, 2012 compared to $302.8 million in the year ended December 31, 2011, which represents a decrease of 4%. At the same time, worldwide completed M&A volume decreased by 14%, from $2,424 billion in 2011 to $2,077 billion in 2012(1).
As has been the case since 2007, in 2012 we continued to experience adverse market and economic conditions which impact the number, size and timing of merger and acquisition and capital raising activity. Concerns over the rate of economic recovery, capital market volatility, unemployment, the availability of credit, geopolitical issues and other matters have contributed to a volatile and uncertain environment for evaluating many assets, securities and companies, which has created a more difficult environment for merger and acquisition and capital raising activity. Because we earn a majority of our advisory revenue from fees that are dependent on the successful completion of a merger, acquisition, restructuring or similar transaction or the closing of a fund, our advisory business has been negatively impacted and may be further impacted by a reduction in merger and acquisition and capital raising activity.
Yet despite these market conditions, we were encouraged by an increase in global announced and completed M&A transaction volumes in the second half 2012, which increased by 19% and 10%(2), respectively, compared to the second half of 2011. Further, we believe that our simple business model as an independent, unconflicted adviser will create opportunities for us to attract new clients and provide us with excellent recruiting opportunities to further expand our industry expertise and geographic reach.
By geography, in 2012 our advisory revenues were relatively well dispersed throughout our global locations. North America, and specifically our merger and acquisition activities in this region, where we generated in excess of 60% of our revenues, remained our strongest performer in 2012. Most of our other 2012 advisory revenues were generated in Europe, where we derived approximately 20% of our revenues consistent with 2011, and in Australia, where we derived approximately 15% of our revenues, which is a decline from strong prior years' levels but consistent with local M&A market trends. However, despite the challenging year, in 2012 our Australian business met its first revenue performance target for the three year period ending March 31, 2013, demonstrating the continued strength of that franchise as it integrates into our global organization.
By industry, most of our sectors contributed well in 2012, particularly industrials, technology, energy and healthcare, although activity in the financial sector declined in 2012 relative to its strong contribution throughout most of our history. Further, we generated 9% of our advisory revenue for the second consecutive year from our relatively new capital advisory business, which primarily provides capital raising advice for private equity and real estate funds.
After a significant increase in headcount from the time of our IPO through 2009, our headcount has remained relatively constant for the past three years. During the past three years our compensation costs, which we measure as a percentage of revenues, have ranged from 53% to 57% of revenues, and have declined as a percentage of revenues in each of the last two years from the prior year. In 2012, our ratio of compensation and benefits expense to revenues was 53% and while down from the two preceding years, and significantly below our closest peers, it was still above our historic levels and policy goal of maintaining a ratio not to exceed 50%. Our non-compensation costs over the past three years have remained essentially flat in absolute dollars consistent with our stable headcount and the inclusion of the Australian operating costs since the April 2010 acquisition of Caliburn. As a percentage of revenues, our non-compensation costs have ranged from 21% to 22% over the past three years. Our pre-tax margin over the past three years has ranged from 21% to 25%, and was 25% in 2012. Over the longer term our pre-tax margin has ranged from 35% to 44% during the period from 2005 to 2009. As transaction activity rebounds, we will seek to return towards our historic cost ratios, and as a result, we will seek to achieve our historic profitability ratios.

(1)	Source: Global M&A completed transaction volume for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Source: Thompson Financial as of February 12, 2013.

(2)
Source: Global M&A announced and completed transaction volume for the six month period ended December 31, 2012 as compared to the six month period ended December 31, 2011. Source: Thompson Financial as of February 12, 2013.

Our historically strong profit margin and operating cash flow has allowed us to maintain an attractive dividend policy while also allowing us to repurchase a significant number of shares of our common stock. Our annual dividend payout has been $1.80 per common share since 2008. In 2012, we repurchased 1,714,614 shares of our common stock in open market repurchases and, in addition, repurchased from employees 181,820 restricted stock units at the time of vesting to settle tax liabilities. In aggregate in 2012, we repurchased 1,896,434 shares of our common stock and common stock equivalents at an average price of $43.85 for a total purchase cost of $83.2 million. Our board has authorized up to $100 million of additional share repurchases in 2013.
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

Results of Operations
The following tables set forth data relating to the Firm’s sources of revenues:
Historical Revenues by Source

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Advisory revenues	$291.5	$302.8	$252.2	$216.0	$218.2
Investment revenues	(6.4)	(8.8)	26.1	82.6	3.7
Total revenues	$285.1	$294.0	$278.3	$298.6	$221.9

Advisory Revenues
Historical Advisory Revenues by Client Location

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
North America	60%	48%	57%	65%	53%
Europe	22%	22%	20%	34%	44%
Australia	14%	22%	15%	—	—
Asia, Latin America & Other	4%	8%	8%	1%	3%

Historical Advisory Revenues by Industry

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Communications & Media	7%	7%	7%	1%	11%
Consumer Goods & Retail	8%	13%	6%	8%	7%
Energy & Utilities	11%	8%	14%	8%	13%
Financial Services	7%	22%	17%	19%	18%
Healthcare	9%	12%	7%	16%	8%
Real Estate, Lodging & Leisure	5%	6%	6%	2%	8%
Technology	13%	2%	4%	10%	1%
General Industrial & Other	31%	21%	38%	34%	34%
Fund Placement	9%	9%	1%	2%	—

We operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there is an active revenue-generating engagement changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain an active business dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management team, competition from other investment banks and other causes.
A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, fund or similar transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn on-going retainer and strategic advisory fees, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion and, in our capital advisory business, upon our client’s acceptance of capital commitments before the final closing of the fund.
We do not allocate our advisory revenue by type of advice rendered (M&A, financing advisory and restructuring, strategic advisory or other) because of the complexity of the assignments for which we earn revenue. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed client. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring. Finally, an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa.
2012 versus 2011. Advisory revenues were $291.5 million for the year ended December 31, 2012 compared to $302.8 million for the year ended December 31, 2011, which represents a decrease of 4%. The decrease in our 2012 advisory fees, as compared to 2011, resulted from a slight change in the mix of our advisory assignments and resulting transactions, with fewer $1 million or greater revenue clients nearly offset by having more $10 million or greater revenue clients.
Prominent advisory assignments completed in 2012 include:
•the acquisition by Boyd Gaming Corporation of Peninsula Gaming, LLC;
•the sale of Deltek, Inc. to Thoma Bravo, LLC;

•	the sale by The Hartford Financial Services Group, Inc. of its Retirement Plans Group to Massachusetts Mutual Life Insurance Company;
•the representation of Inergy, L.P. on the sale of its retail propane assets to Suburban Propane Partners, L.P.;
•the sale of ISTA Pharmaceuticals to Bausch & Lomb Inc.;
•the representation of Lonmin plc on the refinancing of its balance sheet and associated rights offering;
•the sale by Norwest Equity Partners of its portfolio company, Becker Underwood, to BASF AG;
•the acquisition by RedPrairie of JDA Software Group, Inc.;
•the capital raise by Siris Capital Group, LLC; and
•the acquisition by Superior Energy Services, Inc. of Complete Production Services, Inc.
During 2012, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for six final closings of the sale of limited partnership interests in such funds and two secondary market sales of limited partnership interests, achieving similar financial results to 2011.
We earned advisory revenues from 160 different clients in each of 2012 and 2011. We earned $1 million or more from 66 clients in 2012, down 11% compared to 74 in 2011, and 32% of those were new to the Firm in 2012 compared to 26% in 2011. The ten largest fee-paying clients contributed 36% and 35% to our total revenues in 2012 and 2011, respectively, and none of the top ten largest fee-paying clients in 2012 had in any prior year been among our ten largest fee-paying clients. We did not have any client in 2012 or 2011 who accounted for 10% or more of our total revenue. From a global perspective in 2012, compared to 2011, a decline in both Australian revenues and revenues outside our primary markets was offset by an increase in North American revenues, driven by changes in general transaction activity in those markets. By industry sector, greater activity in the industrial, technology and energy sectors generally offset a sharp decline in activity in the financial services sector.
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
Prominent advisory assignments completed in 2011 include:

•	the sale of the publicly held interest in Alcon, Inc. to Novartis AG;

•	the acquisition by A.O. Smith Corporation of Lochinvar Corporation;

•	the acquisition by AXA Private Equity of limited partnership interests in private equity buyout funds and a portfolio of direct stakes in companies from Citigroup;

•	the sale of Capital Power Income L.P. to Atlantic Power Corp.;

•	the acquisition of Coal and Allied Industries Limited by Rio Tinto Limited and Mitsubishi Corporation by way of Scheme of Arrangement;

•	the sale of The Forzani Group Ltd. to Canadian Tire Corporation, Limited;

•	the capital raise by Related Real Estate Recovery Fund, L.P.;

•	the acquisition of Tower Australia Group Limited by Dai-ichi Life Insurance Co.;

•	the acquisition by VF Corporation of The Timberland Company; and

•	the acquisition by Virgin Money of Northern Rock plc.
During 2011, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for seven final closings of the sale of limited partnership interests in such funds and one secondary market sale of limited partnership interests.
We earned advisory revenues from 160 different clients in 2011, up 14% compared to 140 in 2010. We earned $1 million or more from 74 clients in 2011, up 30% compared to 57 in 2010, and 26% of those were new to the Firm in 2011 compared to 44% in 2010. The ten largest fee-paying clients contributed 35% and 36% to our total revenues in 2011 and 2010, respectively, and only one of our ten largest fee-paying clients in 2011 had in any prior year been among our ten largest fee-paying clients. We did not have any client in 2011 or 2010 who accounted for 10% or more of our total revenue. From a global perspective in 2011, compared to 2010, our advisory revenues increased in Australia, North America and Europe and declined in Japan. By industry sector, greater activity in the consumer, financial services and healthcare sectors and fund placement activities generally offset declines in activity in the industrial and energy sectors.
Investment and Merchant Banking Revenues
In December 2009, we sold our interest in the merchant banking business in order to focus entirely on our advisory business. As part of the sale arrangement, we continued to manage and administer the merchant banking funds during a transition period in 2010. For accounting purposes in 2010, we recorded the revenue and expenses related to our management of the merchant banking funds in our consolidated results although the excess of the management fee revenue over the amount paid for compensation and other operating costs associated with the management of the funds accrued to the benefit of GCP Capital and was recorded as noncontrolling interest. On January 1, 2011, GCP Capital took over the management of the merchant banking funds.
Since our exit from the merchant banking business we have sought to realize value from our remaining principal investments, which principally consisted of investments in previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II to certain unaffiliated third parties and certain principals of GCP Capital for an aggregate price of $44.8 million, which represented the book value (which approximated fair value) of the assets sold. As part of that sale, the purchasers had put rights, exercisable in December 2012, to require us to repurchase their interests in either or both of two of the GCP II portfolio companies sold to them at their purchase price, adjusted for further capital calls or distributions since the date of sale. The purchasers exercised substantially all of their put rights and we acquired interests in two portfolio companies of GCP II for $15.5 million in the fourth quarter of 2012. We also sold in 2011 our entire interest in GSAVP funds to certain unaffiliated third parties for $4.6 million, which also represented the book value (which approximated fair value) of the assets sold. We did not recognize any gain or loss on the sales of our interest in GCP II or GSAVP because we sold our interests at book value. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
In 2012, we continued the liquidation of our previously sponsored merchant banking funds with the sale of our entire interest in GCP Europe for proceeds of $27.2 million, which represented approximately 90% of book value. We recognized a loss of $3.4 million as result of this sale. This transaction was pursued in order to accelerate the liquidation of our investment portfolio and generate additional funds for share repurchases. At December 31, 2012, we had remaining investments in previously sponsored and other merchant banking funds of $16.8 million, including interests with an estimated fair value of $9.7 million in the GCP II portfolio companies, which we acquired upon exercise of the put rights in December 2012. At December 31, 2012, we had remaining unfunded commitments to merchant banking funds of $3.5 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
In October 2011, we initiated a Rule 10b5-1 sales plan to sell our entire interest in Iridium over a period expected to last approximately two years. In the fourth quarter of 2011, we sold 870,000 shares of Iridium at an average price of $6.72 per share for proceeds of $5.8 million. During 2012, we sold 3,850,000 shares of Iridium common stock at an average price of $7.91 per share for proceeds of $30.5 million decreasing our share ownership to 5,084,016 common shares, or approximately 7% of Iridium's fully diluted ownership, at December 31, 2012. At December 31, 2012 Iridium's quoted market price was $6.72 and our interest was valued at $34.2 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
The following table sets forth additional information relating to our investment and merchant banking revenues:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Management fees	$—	$—	$12.9
Net realized and unrealized gain (loss) in Iridium	(5.0)	(6.2)	5.0
Net realized and unrealized gains (losses) in investments in merchant banking funds	(3.4)	(4.5)	6.7
Sale of certain merchant banking assets	0.3	0.8	1.1
Interest income	1.7	1.1	0.4
Total investment and merchant banking revenues	$(6.4)	$(8.8)	$26.1

For the years ended December 31, 2012 and 2011, our investment and merchant banking revenues consisted principally of investment gains and losses from our investments in Iridium and certain previously sponsored merchant banking funds. For the year ended December 31, 2010 and prior years we generated merchant banking and other investment revenue from (i) management fees paid by the merchant banking funds, (ii) gains (or losses) on our investments in the merchant banking funds, Iridium and similar vehicles, and (iii) profit overrides.
As a result of our sale of the merchant banking business, beginning in 2011 we no longer generated management fee revenues or incurred expenses from the management of the merchant banking funds. During 2010, we recorded the revenues and expenses related to our management of the merchant banking funds in our consolidated results. During that period, GCP Capital had a preferred economic interest in the first $10.0 million of profits from the merchant banking business and accordingly, the $4.9 million excess of management fee revenue over amounts incurred for compensation and other operating expenses that accrued to the benefit of GCP Capital, was presented as noncontrolling interests, which had the effect of reducing our net income allocated to common stockholders.
We recognize gains or losses from our investment in Iridium from marking to market our holdings at the end of each period to record unrealized gains or losses. To the extent we sell our holdings in Iridium for a price above or below our mark for the previously reported period, we recognize realized gains or losses on such sales during the period of sale. In 2012, we recognized a loss on our investment in Iridium of $5.0 million which compares to the recognition of a loss of $6.2 million in 2011. Significant changes in the fair value of Iridium from quarter to quarter may have a material effect, positive or negative, on our revenues and thus our results of operations.
We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair value of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Firm's investments are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period, which may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Investment Revenues”.
In addition, we recognize the consolidated earnings of the general partners of the funds which we control, offset by allocated expenses of those funds. As of December 31, 2012, we continue to control the general partners of GCP I and GCP II and consolidate the current earnings of the general partners of each fund. Since the general partner of each fund has a nominal investment in the operating funds and gains or losses recognized are generally derived from profit overrides. For the years ended December 31, 2012, 2011 and 2010, the general partners did not earn any profit overrides.
During the time we sponsored merchant banking funds we acted as the general partner of GCP I, GCP II, GSAVP and GCP Europe and we were entitled to a share of the profit overrides of such funds. Overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. As general partner of the merchant banking funds, we only recognized profit overrides on GCP I. We did not recognize profit overrides on any of the other funds. As of December 31, 2012, we believe it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to our interest in GCP I, will be realized and accordingly, we have not reserved for any clawback obligations under applicable fund agreements. Following the separation of our merchant banking business in 2009 and the sale of our interests in GCP II and GSAVP, we retained a nominal interest in any profit overrides. We remain entitled to receive reduced portions of the profit override earned from GCP Europe after certain performance hurdles are met. Unless there are significant gains in the value of the portfolio companies in GCP Europe, GCP II and GSAVP, it is not likely that the profit threshold for each fund will be exceeded and accordingly is not likely that profit override revenue will be recognized.
For our remaining investments in the merchant banking funds, the size and timing of changes in the fair value are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. The value of our investment in Iridium is based on changes in the quoted market price, which are tied to the company's earnings performance, liquidity requirements, market competition, general economic conditions, market factors and certain other factors. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are fully liquidated. Adverse changes in general economic conditions, commodity prices, credit and public equity markets, and particularly the quoted market value of our investment in Iridium could negatively impact the amount of investment revenue recorded by the Firm in any period.
2012 versus 2011. For the year ended December 31, 2012, the Firm recorded investment revenues of negative $6.4 million compared to investment revenues of negative $8.8 million for the year ended December 31, 2011. The investment losses in both 2012 and 2011 resulted from declines in in the quoted market price of Iridium and the estimated fair market value of our investments in merchant banking funds. The Firm had no gains (or losses) from any single investment in 2012 or 2011 that accounted for more than 10% of total revenues.
2011 versus 2010. For the year ended December 31, 2011, the Firm recorded investment revenues of negative $8.8 million compared to a gain of $26.1 million in investment and merchant banking revenues for the year ended December 31, 2010. The decline in our 2011 investment and merchant banking revenues of $34.9 million as compared to 2010 primarily resulted from the absence of merchant banking management fees due to our discontinuation of the management of merchant banking funds at year-end 2010, the net decrease in the value of our investment in Iridium of $11.2 million and a net change in unrealized losses recognized from our investments in merchant banking funds of $11.2 million. For the year ended December 31, 2010, we earned management fee revenue of $12.9 million. The Firm had no gains (or losses) from any single investment in 2010 that accounted for more than 10% of total revenues.
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

Operating Expenses

For the year ended December 31, 2012, total operating expenses were $214.6 million compared to $225.3 million of total operating expenses in 2011. The decrease of $10.7 million, or 5%, related to a decrease in our compensation expense, as described in more detail below. Our pre-tax income margin for 2012 was 25% as compared to 23% for 2011.
We classify operating expenses as employee compensation and benefits expense and non-compensation expenses. Operating expenses apart from compensation historically have been modest in proportion to revenues, as a result of the relatively small number of staff and related costs (including travel, office space, communications, information services, depreciation, professional services and interest expense) that we bear. A portion of certain costs are reimbursed by clients under the terms of client engagements.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Year Ended December 31,
	2012	2011	2010
	(in millions, except employee data)
Number of employees at year end	324	316	323
Employee compensation and benefits expense	$151.8	$162.6	$159.9
% of revenues	53%	55%	57%
Non-compensation expenses	62.8	62.7	59.5
% of revenues	22%	21%	21%
Total operating expenses	214.6	225.3	219.4
% of revenues	75%	77%	79%
Total income before taxes	70.5	68.7	59.0
Pre-tax income margin	25%	23%	21%

Compensation and Benefits Expenses
The principal component of our operating expenses is employee compensation and benefits expense. Since our IPO in 2004, we have sought to keep our total compensation and benefits expense to a ratio that does not exceed 50% of total revenues each year. While we achieved that objective during the period from our IPO through 2009, when our ratio of compensation to revenues was 46%, we have been impacted more recently by the challenging transaction environment and our ratio of compensation to revenues has ranged between 53% and 57% over the past three years. The ratio of compensation to revenues in 2012 was 53%.
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
For 2012, our fixed compensation cost, which is the sum of base salaries and benefits and the amortization of previously issued restricted stock units, was approximately $130.0 million. For 2011, our annual fixed compensation cost was approximately $128.0 million, including a charge of $7.0 million for the accelerated vesting of restricted stock awards previously granted to employees who died in an airplane accident. The increase in fixed compensation costs for the year ended December 31, 2012 as compared to the prior year resulted from an increase in the amortization of restricted stock units due to fewer employee departures, which resulted in lower forfeitures of awards in 2012. Based upon our current headcount, we expect that our fixed compensation cost for 2013 will be comparable to 2012. Our fixed compensation cost may vary from year to year based on such factors as headcount, changes in charges for the amortization of restricted stock units and other related matters.
The aggregate amount of discretionary cash bonus payments generally represents the excess amount of the total compensation amount over the amount of base compensation and amortization of restricted stock awards. Cash bonus payments of $22.0 million, $34.0 million and $25.0 million were paid and/or accrued in 2012, 2011 and 2010, respectively. The majority of the payments in each of the last three years were made to professional employees who were not managing directors, consistent with our philosophy of providing our senior bankers a greater share of their compensation in the form of long term incentive compensation.
While our ratio of compensation to revenues has exceeded 50% in each of the past three years, it continues to be our objective to reduce this ratio over time to a ratio not to exceed 50% as the overall transaction environment, and our resulting revenue productivity, improves toward historical levels. We will balance this policy goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to expand our industry expertise and geographic reach.
2012 versus 2011. For the year ended December 31, 2012, our employee compensation and benefits expenses were $151.8 million compared to $162.6 million for the same period in the prior year. Our 2011 compensation and benefits expenses included a fourth quarter charge of $7.0 million for the accelerated vesting of restricted stock awards previously granted to employees who died in an airplane accident. Excluding that charge, our 2012 compensation and benefits expenses decreased $3.8 million, or 2%, from 2011. Consistent with our philosophy to measure compensation as a percentage of revenues, the decrease in compensation and benefits expenses in 2012 results from slightly lower revenues in 2012 as compared to 2011. The ratio of compensation expense to revenues in 2012 was 53% as compared to 55% (53% excluding the accelerated charge) in 2011. The ratio of compensation expense to advisory (rather than total) revenues for 2012 was 52% as compared to 51% in 2011.
2011 versus 2010. For the year ended December 31, 2011, our employee compensation and benefits expenses were $162.6 million compared to $159.9 million for the prior year. The increase of $2.7 million, or 2%, principally resulted from the charge related to the accelerated vesting of restricted stock awards previously granted to employees who died in a plane accident offset, in part, by lower amortization of restricted stock units due to the departure of certain employees who forfeited their awards. The compensation and benefits expenses, excluding the accelerated compensation charge, in 2011 also declined as compared to 2010 due to a reduction in the ratio of compensation expense to total revenues to 55% (53% excluding the accelerated charge) from 57% in 2010 given a slightly higher revenue base in 2011 as compared to 2010. For 2011, our first full year after the separation from the merchant banking business, the ratio of compensation expense, excluding the accelerated compensation charge, to advisory (rather than total) revenues was 51%.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular year depending upon the changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular year may not be indicative of compensation expense in future years.
Non-Compensation Expenses
Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, interest expense and other operating expenses. Reimbursed client expenses are netted against non-compensation expenses.
Over the past three years, our non-compensation expenses have remained relatively constant in absolute dollars. Historically, our non-compensation costs, particularly occupancy and travel costs associated with business development, have increased as we have grown our business and made strategic investments. As we look forward to 2013, and assuming moderate headcount growth, we do not expect any material short term increases in our non-compensation expenses. Over the longer term, any increases in our non-compensation expenses will be dependent mostly on our geographic expansion to new locations and to a much lesser extent on our increase in headcount within our existing locations.
2012 versus 2011. For the year ended December 31, 2012, our non-compensation expenses of $62.8 million remained consistent with our non-compensation expenses of $62.7 million in 2011. In 2012, as compared to 2011, an increase in travel expenses and other operating costs were offset by lower amortization of the Australian intangible assets and a decrease in interest expense due to a reduction in average borrowings outstanding and a slight decrease in the average interest rate paid.

Non-compensation expenses as a percentage of revenues for 2012 were 22% compared to 21% for 2011. The slight increase in non-compensation expenses as a percentage of revenues resulted from comparable costs for both years spread over slightly lower revenues in 2012 as compared to 2011.
2011 versus 2010. For the year ended December 31, 2011, our non-compensation expenses were $62.7 million, compared to $59.5 million for the same period in 2010, reflecting an increase of $3.2 million, or 5%. The increase in non-compensation expenses was primarily attributable to a full year of expenses related to Australia, greater occupancy costs as a result of the expansion of office space in existing locations, the amortization of the acquired Australian intangible assets for an additional quarter in 2011, and increased travel costs related to greater business development activities, offset in part by the absence in 2011 of professional fees associated with the acquisition in Australia.
Non-compensation expenses as a percentage of revenues remained at 21% for each of the years ended December 31, 2011 and 2010.
The Firm’s non-compensation expenses as a percentage of revenues can vary as a result of a variety of factors including fluctuation in annual revenue amounts, changes in headcount, the amount of recruiting and business development activity, the amount of office space expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of our short term borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenues in any particular year may not be indicative of the non-compensation expenses as a percentage of revenues in future years.

Provision for Income Taxes

We are subject to federal, foreign and state and local corporate income taxes in the United States. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.
2012 versus 2011. For the year ended December 31, 2012, the provision for taxes was $28.4 million, which reflected an effective tax rate of 40%. This compared to a provision for taxes for the year ended December 31, 2011 of $24.1 million, which reflected an effective tax rate of 35%. The increase in the provision for income taxes and effective tax rate in the year ended December 31, 2012, as compared to 2011, resulted from both a greater proportion of our earnings being generated in the U.S. and the impact of capital losses not currently deductible related to the sale of our European investments. Since the U.S. imposes a higher federal and state tax rate than the other jurisdictions in which we operate, an increase in the portion of our pre-tax earnings allocated to the U.S. in 2012 as compared to 2011 increased our tax provision and effective tax rate. Further, as a result of the liquidation of our investment portfolio in Europe at a loss in 2012, we recorded capital losses not currently deductible, which have the effect of increasing our tax provision and effective tax rate. As the remaining European investments are liquidated, the Firm will evaluate the use of its capital loss carryovers and at December 31, 2012 established a valuation loss for approximately 60% of the recognized loss.
2011 versus 2010. For the year ended December 31, 2011, the provision for taxes was $24.1 million and the effective tax rate was 35%. This compares to a provision for taxes for the year ended December 31, 2010 of $19.5 million, which reflected an effective tax rate on income allocable to common stockholders (after charge for noncontrolling interest) of 36% for the year. The increase in the provision for income taxes in the year ended December 31, 2011 as compared to 2010 was attributable to higher pre-tax income allocated to common stockholders partially offset by a lower effective rate due to an increase in the proportion of income earned in lower tax rate jurisdictions.
The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which the Firm operates and invests. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Noncontrolling Interest
In accordance with the applicable accounting guidance for variable interest entities, for 2010 we included in our consolidated results the revenue and expenses of the merchant banking funds we administered on a transitional basis for GCP Capital. Under the arrangement we had with GCP Capital for 2010, the excess of management fees revenue over amounts paid for compensation and other operating costs associated with the management of the merchant funds of $4.9 million accrued to the benefit of GCP Capital. This amount was recorded as net income allocated to noncontrolling interests, which reduced net income allocable to our common shareholders by that amount. For 2011 and 2012, noncontrolling interests included the net income of the general partners of the merchant banking funds which we controlled. See “Note 4 — Investments - Merchant Banking Funds” of the Consolidated Financial Statements for a description of noncontrolling interests.

Net Income and Earnings Per Share
2012 versus 2011. For the year ended December 31, 2012, net income allocated to common stockholders was $42.1 million, or $1.38 per diluted share, as compared to net income allocated to common stockholders of $44.6 million, or $1.44 per diluted share, in 2011. The decrease in net income allocated to common stockholders of $2.5 million and earnings per share of $0.06 resulted from an increase in our effective tax rate from 35% in 2011 to 40% in 2012 due to a greater proportion of our earnings being generated in the U.S. and the impact of capital losses related to our European investments, which are not currently deductible. Income before tax was $70.5 million for the year ended December 31, 2012 as compared to $68.7 million for the year ended December 31, 2011.
During 2012, our fully diluted average shares outstanding decreased by 0.4 million to 30.6 million from 31.0 million in 2011. The decrease in our average shares outstanding principally related to the weighted average impact of open market repurchases of 1.7 million shares offset by the inclusion of 0.7 million shares of common stock for EPS purposes related to the successful achievement of the first performance target related to the Caliburn acquisition and the recognition of 0.5 million restricted stock unit awards, net of shares deemed repurchased by the Firm for the settlement of employee tax liabilities arising upon the vesting of the awards.
The average shares outstanding at December 31, 2012 do not include an additional 0.4 million contingent convertible preferred shares issued to the founding partners of Caliburn, which may be converted to an equal number of common shares of the Firm in the event that the second performance target related to the revenue target for the period April 1, 2013 through March 31, 2015 is achieved. If the revenue target for the second tranche is achieved the shares will be deemed converted to common shares for EPS purposes at the time the performance target is met. The contingent convertible performance shares related to the first performance target, which have been included in the weighted average share count, will be issued to the founding partners of Caliburn on April 1, 2013. See “Note 3 — Acquisition", "Note 9 — Equity" and "Note 10 — Earnings Per Share” of the Consolidated Financial Statements for a description of the convertible preferred shares.
2011 versus 2010. For the year ended December 31, 2011, net income allocated to common stockholders was $44.6 million, or $1.44 per diluted share, as compared to net income allocated to common stockholders of $34.5 million, or $1.12 per diluted share in 2010. The increase in net income allocated to common stockholders of $10.1 million and earnings per share of $0.32 principally resulted from a greater increase in our total revenues than in our compensation and non-compensation costs as described above.
During 2011, our fully diluted average shares outstanding increased 0.2 million to 31.0 million from 30.8 million in 2010. The increase in our average shares outstanding principally related to the recognition of 0.5 million restricted stock unit awards, net of shares deemed repurchased by the Firm for the settlement of employee tax liabilities arising upon the vesting of the awards, and the weighted average impact of the 1.1 million shares issued in April 2010 in conjunction with the acquisition of Caliburn, partially offset by the weighted average impact of open market repurchases of 1.1 million shares. The average shares outstanding at December 31, 2011 do not include an additional 1.1 million contingent convertible preferred shares issued to the founding partners of Caliburn, which, as described above, may be converted to an equal number of common shares of the Firm in the event certain performance targets are achieved in the future. As mentioned above, Greenhill Australia met the revenue target for the first tranche in 2012 and such shares were included in the 2012 basic and diluted share count. See “Note 3 — Acquisition", "Note 9 — Equity" and "Note 10 — Earnings Per Share” of the Consolidated Financial Statements for a description of the convertible preferred shares.

Geographic Data
For a summary of the total revenues, income before taxes and total assets by geographic region, see “Note 16 — Business Information” to the Consolidated Financial Statements.

Liquidity and Capital Resources
Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. At December 31, 2012, we had cash and cash equivalents on hand of $50.3 million, of which $27.9 million were held outside the U.S.
We generate cash from our operating activities principally in the form of advisory fees and our investment activities in the form of proceeds from the sales and distributions of our investments. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repurchase of shares of our common stock, the funding of our commitments to the merchant banking funds and leasehold improvements. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our private equity and real estate capital advisory services, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2012, we had long-term receivables related to private equity and real estate capital advisory engagements of $29.8 million. As cash accumulates, it is retained in financial institutions with high credit ratings and/or invested in short-term investments which are expected to provide liquidity.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and taxes payable. In February 2013, we will pay cash bonuses and accrued benefits of approximately $15.5 million relating to 2012 compensation to our employees. In addition, we expect to pay approximately $15.8 million in 2013 related to income taxes owed in the United States and Australia for the year ended December 31, 2012.
To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which matures on April 30, 2013. Historically, we have been able to extend the maturity date of the revolving loan facility for a one year period shortly before maturity although our ability to do so in the future is not certain. In conjunction with the annual renewal of the revolving bank loan in April 2012, the facility amount was reduced by $5.0 million and the base interest rate was reduced to the higher of the Prime Rate or 3.25%, which resulted in a 75 basis point reduction in our current borrowing cost. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co., LLC. At December 31, 2012, we had $29.1 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At December 31, 2012, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
Historically, we have generated significant earnings outside the U.S. Through 2010, we repatriated less than 50% of our foreign earnings. In 2011, we reviewed our reinvestment needs in our foreign locations and determined that based on our business model, which is now focused entirely on our advisory business, it is unlikely that we will have future needs that require us to permanently reinvest our foreign earnings in the local jurisdictions. Accordingly, we may repatriate foreign earnings in excess of our local working capital requirements and other forecasted local needs. To the extent we repatriate foreign earnings from jurisdictions with a lower tax rate than the U.S. we may be subject to an incremental amount of U.S. tax on such earnings. However, we currently have excess foreign tax credits which may be available to offset any incremental U.S. tax amount. As a result, we would expect to incur a minimal amount, if any, of incremental U.S. tax from any such repatriations in the near future.
Since our exit from the merchant banking business, we have sought to realize value from our remaining principal investments, which principally consisted of investments in previously sponsored merchant banking funds and Iridium. During 2011, we sold substantially all of our interests in GCP II and all of our interests in GSAVP to unaffiliated third parties and received proceeds of $49.4 million, in aggregate. In 2012, we continued the liquidation of our previously sponsored merchant banking funds with the sale of our entire interest in GCP Europe for proceeds of $27.2 million. We used the proceeds from these transactions for open market share repurchases and to reduce borrowings outstanding on the revolving loan facility.
Additionally, in October 2011, we initiated a trading plan to sell our entire interest in Iridium over a period of two years or more years. Our first sale of our Iridium common stock occurred on October 3, 2011, and through December 31, 2012, we have sold 4,720,000 shares of Iridium, or 48% of our holdings, at an average price of $7.69 per share for total proceeds of $36.3 million. During the year ended December 31, 2012, we sold 3,850,000 shares of Iridium at an average price of $7.91 per share for total proceeds of $30.5 million. Subsequent sales are scheduled to continue systematically under the plan until all of our interests in Iridium have been sold. The plan calls for the sale of our shares in Iridium in small daily increments, which represent a small percentage of recent daily trading volume levels. Specifically, we will sell 15,000 shares of Iridium common stock per trading day when the prior day's closing price of Iridium common stock is below $8.50, 20,000 shares per day when the prior day's closing price is between $8.50 and $9.50, or 25,000 shares per day when the prior day's closing price is above $9.50. The only exception is that we will not sell shares on the last five trading days of any calendar quarter. At December 31, 2012, we owned 5,084,016 shares of Iridium, which had a quoted market value of $34.2 million on that date, representing approximately 7% of Iridium's fully diluted shares.
Our deferred tax liabilities, which were $9.2 million as of December 31, 2012, principally relate to the unrealized gain in our investment in Iridium. The amount of the deferred tax liability may increase or decrease from period to period depending upon the change in the quoted market value of Iridium and is expected to decrease over time as we realize taxable gains upon the sale of that investment. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods. Our current tax liability will increase at the time we realize investment gains. Approximately 2.0 million of our Iridium shares are held by our European affiliate at a higher cost basis than the shares held in the U.S. If the shares are sold at the quoted value as of December 31, 2012, we will incur a capital loss for tax purposes, which will not be available to offset operating income. Based on the scheduled plan of sale, the shares held by our European affiliate are expected be sold beginning in the fourth quarter of 2013.
In connection with the sale of GCP II in June 2011, the purchasers had the right, which they exercised in December 2012, to cause us to repurchase their interests in either or both of two specified portfolio companies subject to put options for an aggregate value of $15.6 million, including $1.3 million funded by the purchasers in May 2012.  In December 2012, substantially all of the purchasers of the put options of both portfolio companies exercised their rights to have the Firm repurchase their interests, and we funded $15.5 million at that time.
At December 31, 2012, our remaining investments in previously sponsored and other merchant banking funds, including the interests we repurchased in GCP II which had an estimated fair value of $9.7 million at the time of repurchase, were valued at $16.8 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term.
At December 31, 2012, we had unfunded commitments (not reflected on our balance sheet) of $3.5 million relating principally to future investments in GCP III, which may be drawn through November 2016. Thereafter, up to 15% of the commitment amount, to the extent not yet funded, may be drawn for follow-on investments. Our remaining commitments to our merchant banking funds may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of capital calls or distribution of investment proceeds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”
For the year ended December 31, 2012, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In 2012, we repurchased 1,714,614 shares of our common stock in open market purchases at an average price of $43.70. Additionally, during the year ended December 31, 2012, we were deemed to have repurchased 181,820 shares of our common stock at an average price of $45.29 per share (for a total cost of $8.2 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. In aggregate in 2012, we repurchased 1,896,434 shares of our common stock and common stock equivalents at an average price of $43.85 per share, for a total purchase cost of $83.2 million.
In January 2013, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock during 2013. In late January 2013, we were deemed to have repurchased 177,969 shares of our common stock at an average price of $58.88 per share (for a total cost of $10.5 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested in January 2013. In addition, in February 2013, we repurchased 169,809 shares of our common stock in open market purchases at an average price of $58.93. In aggregate for 2013 (as of February 15, 2013), we have repurchased 347,778 shares of our common stock and common stock equivalents repurchased at an average price of $58.90 per share, for a total purchase cost of $20.5 million. While we expect to fund future repurchases of common shares (if any) with operating cash flow and/or proceeds from our investments we are unable to predict the timing or magnitude of our share repurchases.
Based upon the number of restricted stock unit grants outstanding at February 15, 2013, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $86.7 million (as calculated based upon the closing share price as of February 15, 2013 of $60.23 per share and assuming a withholding tax rate of 38%) over the next five years, of which an additional $5.1 million will be payable in 2013, $25.7 million will be payable in 2014, $18.6 million will be payable in 2015, $14.6 million will be payable in 2016, $14.9 million will be payable in 2017, and $7.7 million will be payable in 2018. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of our common stock in tranches of 659,926 shares and 439,951 shares promptly following the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. If, however, the performance target for either tranche is not achieved, the contingent convertible preferred shares in such tranche will be cancelled. Based on the revenues generated since April 1, 2010, the acquisition date, the revenue target for the first tranche, which will be measured on March 31, 2013 (the third anniversary), will be met and 659,926 contingent convertible preferred shares will be converted to common shares on April 1, 2013. For purposes of our earnings per share calculation, the contingent convertible preferred shares from each tranche will be included in our share count at the time that each revenue target is achieved. For the first tranche this occurred in the fourth quarter of 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Income and Earnings per Share.”
While we believe that the cash generated from operations, proceeds from the sale of Iridium and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividends payments, share repurchases, commitments to the merchant banking activities, and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to repatriate funds to the U.S., liquidate some of our remaining principal investments, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows

2012. Cash and cash equivalents decreased by $11.7 million from December 31, 2011, net of an increase of $0.2 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $94.8 million from operating activities, including $93.4 million from net income after giving effect to the non-cash items and a net increase in working capital of $1.3 million. We generated $36.0 million from investing activities, which consisted of proceeds from the sale of Iridium of $30.5 million, proceeds from the sale of GCP Europe of $27.2 million and distributions from other merchant banking fund investments of $3.0 million, offset by $15.5 million used to repurchase interests in two portfolio companies of GCP II, which were put back to us in December 2012, $6.5 million used to fund capital calls for our merchant banking fund investments and $2.8 million for the build out of office space and other capital needs. We used $142.6 million in financing activities, including $55.5 million for the payment of dividends, $74.9 million for open market repurchases of our common stock, $8.2 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $4.9 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset by net borrowings on our revolving loan facility of $1.0 million.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2012:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in millions)
Operating lease obligations	$82.9	$13.5	$23.7	$19.9	$25.8
Revolving loan facility	29.1	29.1
Merchant banking and other commitments (a)	3.5	0.9	1.8	0.8
Total (b)	$115.5	$43.5	$25.5	$20.7	$25.8

_____________________________________________

(a)
We may be required to fund our remaining merchant banking commitments for GCP III of $3.4 million at any time through 2016, depending on the timing and level of investments. Since the merchant banking commitments for GCP III can be drawn at any time over the life of the commitment period, the amounts above are shown as if spread ratably over the life of the primary commitment period. A commitment of $0.1 million to another merchant banking fund may be drawn through 2013.

(b)
Total contractual obligations are recorded at their gross amount and have not been reduced by approximately $3.3 million in minimum sublease rentals due during the period 2013 to 2015 under a sublease from GCP Capital. The sublease may be terminated at GCP Capital’s option in December 2013 pursuant to the terms of the sublease agreement.

Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our consolidated financial statements.

Market Risk
We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in Iridium and merchant banking investments. We maintain our cash and cash equivalents with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes that the Firm is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
We monitor the quality of our investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our cash and cash equivalents are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, Swedish krona, and yen, and we face modest foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. We may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency.
With regard to our investments in Iridium and the merchant banking funds, we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments in publicly traded securities held by us. This analysis showed that if we assume that at December 31, 2012, the market prices of all public securities held by the Firm were 10% lower, the impact on our operations would be a decrease in revenues of $3.4 million.
We manage the risks associated with the merchant banking portfolio by assessing information provided by the funds.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 38% of our revenues for the year ended December 31, 2012 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the year ended December 31, 2012, as compared to 2011, the value of the U.S. dollar weakened slightly relative to the pound sterling and strengthened relative to the euro and remained approximately constant with the Australian dollar. In aggregate, there was a nominal impact on our revenues in 2012 as compared to 2011 as a result of movements in the rates of exchange. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates
We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Basis of Financial Information
These consolidated financial statements are prepared in conformity with GAAP in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.

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
Revenue Recognition
Advisory Revenues

It is the Firm's accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) the agreed-upon services have been completed and delivered to the client or the transaction or events noted in the engagement letter are determined to be substantially complete, (iii) fees are fixed and determinable, and (iv) collection is reasonably assured.

The Firm recognizes advisory fee revenues for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter and all other requirements for revenue recognition are satisfied.

The Firm recognizes private equity and real estate capital advisory fees at the time of the client's acceptance of capital or capital commitments to a fund in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of capital committed to the fund. For multiple closings, revenue is recognized at each interim closing based on the amount of capital committed at each closing at the fixed fee percentage. At the final closing, revenue is recognized at the fixed percentage for the amount of capital committed since the last interim closing.

While the majority of the Firm's fee revenue is earned at the conclusion of a transaction or closing of a fund, on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, are also earned and recognized as advisory fee revenue over the period in which the related service is rendered.

The Firm's clients reimburse certain expenses incurred by the Firm in the conduct of advisory engagements. Expenses are reported net of such client reimbursements.
Investment Revenues

Investment revenues consist of (i) gains (or losses) on the Firm's investments in certain merchant banking funds, Iridium and other investments, (ii) profit overrides from certain merchant banking funds, if any, and (iii) interest income.
The Firm recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. The Firm recognizes revenue on its other investments, including Iridium, which consider the Firm's influence or control of the investee, based on gains and losses on investment positions held, which arise from sales or changes in the fair value of investments. The amount of gains or losses are not predictable and can cause periodic fluctuations in net income and therefore subject the Firm to market and credit risk.
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

Item 9A.  Controls and Procedures
Based upon their evaluation of the Firm’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this Annual Report on Form 10-K, the Firm’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no changes in the Firm’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on the Firm’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are included on pages F-2 — F- 4 of this report.
In addition, on May 15, 2012 our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding members of the Board of Directors and Greenhill’s Corporate Governance will be presented in the “Information Regarding the Board of Directors and Corporate Governance” section of Greenhill’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on April 11, 2013, and is incorporated herein by reference. Information regarding our executive officers is included on pages 20 and 21 of this Annual Report on Form 10-K under the caption “Executive Officers and Directors.”

Item 11.  Executive Compensation
Information regarding executive compensation will be presented in the “Executive Compensation – Compensation, Discussion and Analysis” section of Greenhill’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on April 11, 2013, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the “Security Ownership of Directors, Officers and Certain Beneficial Owners” section of Greenhill’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on April 11, 2013, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related party transactions, and director independence will be presented in the “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance – Director Independence” sections of Greenhill’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on April 11, 2013, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be presented in the “Audit Committee Report and Payment of Fees to Auditors” section of Greenhill’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be held on April 11, 2013, and is incorporated herein by reference.

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
As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective.
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
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of Greenhill & Co., Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhill & Co., Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 22, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Greenhill & Co., Inc.
We have audited Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012 of Greenhill & Co., Inc. and subsidiaries and our report dated February 22, 2013, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 22, 2013

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2012	2011
Assets
Cash and cash equivalents ($7.1 million and $7.3 million restricted from use at December 31, 2012 and 2011, respectively)	$50,324	$62,050
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.1 million at December 31, 2012 and 2011, respectively	54,444	53,274
Other receivables	1,554	1,130
Property and equipment, net of accumulated depreciation of $54.8 million and $50.2 million at December 31, 2012 and 2011, respectively	14,404	15,995
Other investments	34,215	71,219
Investments in merchant banking funds	16,772	41,642
Goodwill	164,890	161,664
Deferred tax asset, net	47,512	48,307
Other assets	2,855	5,462
Total assets	$386,970	$460,743
Liabilities and Equity
Compensation payable	$21,419	$34,913
Accounts payable and accrued expenses	23,669	15,506
Financing liability	—	14,302
Bank loan payable	29,125	28,100
Deferred tax liability	9,245	20,368
Total liabilities	83,458	113,189
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 36,513,507 and 35,775,557 shares issued as of December 31, 2012 and 2011, respectively; 28,148,754 and 28,647,312 shares outstanding as of December 31, 2012 and 2011, respectively	365	358
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued and outstanding as of December 31, 2012 and 2011	46,950	46,950
Restricted stock units	107,253	99,916
Additional paid-in capital	458,642	412,283
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2012 and 2011; 32,804 and 110,191 shares outstanding as of December 31, 2012 and 2011, respectively	1,958	6,578
Retained earnings	159,918	173,374
Accumulated other comprehensive income	6,624	3,128
Treasury stock, at cost, par value $0.01 per share; 9,024,679 and 7,128,245 shares as of December 31, 2012 and 2011, respectively	(479,551)	(396,386)
Stockholders’ equity	302,159	346,201
Noncontrolling interests	1,353	1,353
Total equity	303,512	347,554
Total liabilities and equity	$386,970	$460,743

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,
(in thousands except share and per share data)

	2012	2011	2010
Revenues
Advisory revenues	$291,545	$302,833	$252,201
Investment revenues	(6,466)	(8,840)	26,128
Total revenues	285,079	293,993	278,329
Expenses
Employee compensation and benefits	151,795	162,578	159,882
Occupancy and equipment rental	17,777	17,457	15,750
Depreciation and amortization	7,240	8,009	5,986
Information services	8,040	7,273	6,805
Professional fees	5,392	5,694	7,329
Travel related expenses	10,981	10,325	10,129
Interest expense	1,016	2,040	2,077
Other operating expenses	12,363	11,947	11,420
Total expenses	214,604	225,323	219,378
Income before taxes	70,475	68,670	58,951
Provision for taxes	28,383	24,086	19,530
Consolidated net income	42,092	44,584	39,421
Less: Net income allocated to noncontrolling interests	—	6	4,895
Net income allocated to common stockholders	$42,092	$44,578	$34,526
Average shares outstanding:
Basic	30,553,460	31,020,894	30,726,628
Diluted	30,561,682	31,034,817	30,776,034
Earnings per share:
Basic	$1.38	$1.44	$1.12
Diluted	$1.38	$1.44	$1.12
Dividends declared and paid per share	$1.80	$1.80	$1.80

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2012	2011	2010
Consolidated net income	$42,092	$44,584	$39,421
Currency translation adjustment, net of tax	3,496	(1,999)	13,865
Comprehensive income	45,588	42,585	53,286
Less: Net income allocated to noncontrolling interests	—	6	4,895
Comprehensive income allocated to common stockholders	$45,588	$42,579	$48,391

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31,
(in thousands)

	2012	2011	2010
Common stock, par value $0.01 per share
Common stock, beginning of the year	$358	$351	$332
Common stock issued	7	7	19
Common stock, end of the year	365	358	351
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	46,950	46,950	—
Contingent convertible preferred stock issued	—	—	46,950
Contingent convertible preferred stock, end of the year	46,950	46,950	46,950
Restricted stock units
Restricted stock units, beginning of the year	99,916	89,365	81,220
Restricted stock units recognized	54,178	53,143	43,214
Restricted stock units delivered	(46,841)	(42,592)	(35,069)
Restricted stock units, end of the year	107,253	99,916	89,365
Additional paid-in capital
Additional paid-in capital, beginning of the year	412,283	368,090	237,717
Common stock issued	51,306	42,794	125,850
Restricted stock unit cash settlement	—	—	(1,010)
Tax benefit from the delivery of restricted stock units	(4,947)	1,399	5,533
Additional paid-in capital, end of the year	458,642	412,283	368,090
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	6,578	6,578	7,937
Exchangeable shares of subsidiary delivered	(4,620)	—	(1,359)
Exchangeable shares of subsidiary, end of the year	1,958	6,578	6,578
Retained earnings
Retained earnings, beginning of the year	173,374	184,621	206,975
Dividends	(55,548)	(55,824)	(56,880)
Net income allocated to common stockholders	42,092	44,577	34,526
Retained earnings, end of the year	159,918	173,374	184,621
Accumulated other comprehensive income
Accumulated other comprehensive income (loss), beginning of the year	3,128	5,127	(8,738)
Currency translation adjustment, net of tax	3,496	(1,999)	13,865
Accumulated other comprehensive income, end of the year	6,624	3,128	5,127
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(396,386)	(330,602)	(293,391)
Repurchased	(83,165)	(65,784)	(37,211)
Treasury stock, end of the year	(479,551)	(396,386)	(330,602)
Total stockholders’ equity	302,159	346,201	370,480
Noncontrolling interests
Noncontrolling interests, beginning of the year	1,353	2,382	1,502
Net income allocated to noncontrolling interests	—	6	4,895
Contributions from noncontrolling interests	—	—	164
Distributions to noncontrolling interests	—	(1,035)	(4,179)
Noncontrolling interests, end of the year	1,353	1,353	2,382
Total equity	$303,512	$347,554	$372,862

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2012	2011	2010
Operating activities:
Consolidated net income	$42,092	$44,584	$39,421
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	7,240	8,009	5,986
Net investment (gains) losses	8,401	13,954	(11,724)
Restricted stock units recognized and common stock issued	54,178	53,351	53,800
Deferred taxes	(18,232)	(5,538)	(2,985)
Deferred gain on sale of certain merchant banking assets	(260)	(829)	(1,100)
Changes in operating assets and liabilities:
Advisory fees receivable	(1,170)	(23,088)	(2,019)
Due to (from) affiliates	(3)	(141)	(15)
Other receivables and assets	(686)	1,423	8,403
Compensation payable	(11,112)	4,873	(8,704)
Accounts payable and accrued expenses	14,303	3,208	(3,980)
Settlement of restricted stock units in cash	—	(2,093)	(8,926)
Net cash provided by operating activities	94,751	97,713	68,157
Investing activities:
Purchases of investments	(6,536)	(7,839)	(16,216)
Greenhill Australia acquisition, net of cash received	—	—	(3,030)
Proceeds from sales of investments	57,834	55,199	—
Distributions from investments	3,040	2,285	20,615
Financing liability	(15,507)	—	—
Purchases of property and equipment	(2,833)	(2,941)	(8,127)
Net cash provided by (used in) investing activities	35,998	46,704	(6,758)
Financing activities:
Proceeds from revolving bank loan	114,870	94,620	116,175
Repayment of revolving bank loan	(113,845)	(133,520)	(86,325)
Contributions from noncontrolling interests	—	—	164
Distributions to noncontrolling interests	—	(1,035)	(4,179)
Dividends paid	(55,548)	(55,824)	(56,879)
Purchase of treasury stock	(83,165)	(65,784)	(37,211)
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	(4,947)	1,399	5,533
Net cash used in financing activities	(142,635)	(160,144)	(62,722)
Effect of exchange rate changes on cash and cash equivalents	160	(450)	5,077
Net increase (decrease) in cash and cash equivalents	(11,726)	(16,177)	3,754
Cash and cash equivalents, beginning of year	62,050	78,227	74,473
Cash and cash equivalents, end of year	$50,324	$62,050	$78,227
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,114	$1,739	$2,438
Cash paid for taxes, net of refunds	$36,158	$20,840	$12,195

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
The Company's activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investments, which includes the Company's principal investments in certain merchant banking funds, Iridium Communications Inc. (“Iridium”), other investments and interest income.
The Company's wholly-owned subsidiaries that provide advisory services include Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCE”), Greenhill & Co. Canada Ltd. (“GCC”), Greenhill & Co. Japan Ltd. (“GCJ”), Greenhill & Co. Australia Pty Limited (“Greenhill Australia”), and Greenhill & Co. Sweden AB ("GCS").
G&Co is engaged in investment banking activities principally in the U.S. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. G&Co is also registered as a municipal advisor with the SEC and the Municipal Securities Rulemaking Board.
GCI is engaged in investment banking activities in the U.K. and GCE is engaged in investment banking activities in Europe. GCI and GCE are subject to regulation by the U.K. Financial Services Authority (“FSA”). GCJ, GCC and GCS are engaged in investment banking activities in Japan, Canada and Sweden and the general Nordic region, respectively. GCJ is registered with the Kanto Local Finance Bureau in Japan and is subject to regulation by the Financial Services Agency in Japan. GCS is subject to regulation by the Swedish Financial Supervisory Authority. Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
The merchant banking activities consisted primarily of the management of and the investment in Greenhill's affiliated merchant banking funds: Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe (“GCP Europe”) and Greenhill SAV Partners, which are families of merchant banking funds. In addition, the Company acquired a limited partnership interest in Greenhill Capital Partners III ("GCP III").

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
The consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements related to consolidation of variable interest entities, the Company consolidates the general partners of certain merchant banking funds in which it has a majority of the economic interest and control. The general partners account for their investments in these merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As these merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in these merchant banking funds represents an estimation of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
Revenue Recognition
Advisory Revenues

It is the Company's accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) the agreed-upon services have been completed and delivered to the client or the transaction or events noted in the engagement letter are determined to be substantially complete, (iii) fees are fixed and determinable, and (iv) collection is reasonably assured.

The Company recognizes advisory fee revenues for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter and all other requirements for revenue recognition are satisfied.

The Company recognizes private equity and real estate capital advisory fees at the time of the client's acceptance of capital or capital commitments to a fund in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of capital committed to the fund. For multiple closings, revenue is recognized at each interim closing based on the amount of capital committed at each closing at the fixed fee percentage. At the final closing, revenue is recognized at the fixed percentage for the amount of capital committed since the last interim closing.

While the majority of the Company's fee revenue is earned at the conclusion of a transaction or closing of a fund, on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, are also earned and recognized as advisory fee revenue over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $7.4 million, $6.5 million and $5.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Investment Revenues

Investment revenues consist of (i) gains (or losses) on the Company's investments in certain merchant banking funds, Iridium and other investments, (ii) profit overrides from certain merchant banking funds, if any, and (iii) interest income.
The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. The Company recognizes revenue on its other investments, including Iridium, which consider the Company's influence or control of the investee, based on gains and losses on investment positions held, which arise from sales or changes in the fair value of investments. The amount of gains or losses are not predictable and can cause periodic fluctuations in net income and therefore subject the Company to market and credit risk.
If certain financial returns are achieved over the life of a merchant banking fund, the Company may recognize merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. When applicable, the profit overrides earned by the Company are recognized on an accrual basis throughout the year. In accordance with the relevant guidance, the Company records as revenue the amount that would be due pursuant to the fund agreements at each period end as if the fund agreements were terminated at that date. Profit overrides are generally calculated on a deal-by-deal basis but are subject to investment performance over the life of each merchant banking fund. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). The Company would be required to establish a reserve for potential clawbacks if it were to determine that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2012, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements.
See “Note 4 — Investments" — for further discussion of investment revenues recognized.
Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash.
At December 31, 2012 and 2011, the Company had $50.3 million and $62.1 million of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At December 31, 2012 and 2011, the carrying value of the Company’s cash equivalents amounted to $4.5 million and $2.1 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.
Also included in the total cash and cash equivalents balance at December 31, 2012 and 2011 was restricted cash of $7.1 million and $7.3 million, respectively (including $2.6 million and $2.9 million restricted for the payout of Greenhill Australia's deferred compensation plan, respectively). See “Note 3 — Acquisition” and “Note 13 — Commitments and Contingencies”.
The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.1 million for each of the years ended December 31, 2012 and 2011. The Company did not record bad debt expense for the year ended December 31, 2010.
Included in the advisory fees receivable balance at December 31, 2012 and 2011 were $29.8 million and $21.3 million of long term receivables related to private equity and real estate capital advisory engagements which are generally paid in installments over a period of three years. Included as a component of investment revenues on the consolidated statements of income is interest income related to capital advisory engagements of $1.2 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
Investments
The Company's investments in merchant banking funds are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company's investments are carried on its consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
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
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income in the consolidated statements of changes in equity.
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
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. The denominator for basic EPS includes the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes and the contingently issuable convertible preferred shares deemed to meet the performance contingency. See “Note 3 — Acquisitons” for further discussion of the impact of the Performance Stock and Performance RSUs on the calculation of EPS.
Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock. Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. See “Note 10 — Earnings per Share” for further discussion of the calculation of EPS.
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
Fair Value of Other Financial Instruments
The Company believes that the carrying values of all other financial instruments presented in the consolidated statements of financial condition approximate their fair value generally due to their short-term nature and generally negligible credit risk. These fair value measurements would be categorized as Level 2 within the fair value hierarchy.
Derivative Instruments
The Company accounts for warrants under the guidance for accounting for derivative instruments and hedging activities. In accordance with that guidance, the Company records the changes in estimated fair value during the period recorded in investment revenues in the consolidated statement of income. The Iridium $11.50 warrants, which were exchanged for common shares in June 2011, were not designated as hedging instruments.
Noncontrolling Interests
The Company records the noncontrolling interests of other consolidated entities as equity in the consolidated statements of financial condition. Additionally, the consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders.
The portion of the consolidated interests in the general partners of certain of the merchant banking funds not held by the Company is presented as noncontrolling interest in equity. See “Note 4 — Investments — Merchant Banking Funds”.
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
Aircraft – 7 years
Equipment – 5 years
Furniture and fixtures – 7 years
Leasehold improvements – the lesser of 10 years or the remaining lease term

Note 3 — Acquisition

On April 1, 2010, the Company acquired 100% ownership of Caliburn Partnership Pty Limited ("Caliburn", which was renamed Greenhill Australia. See "Note 1 — Organization") from its founding partners (the “Acquisition”) in exchange for (i) 1,099,874 shares of Greenhill common stock, with a fair value on the date of the Acquisition of $90.2 million and (ii) 1,099,877 shares of contingent convertible preferred stock (“Performance Stock”). The Performance Stock does not pay dividends and will convert to shares of the Company’s common stock in tranches of 659,926 and 439,951 shares on the third and fifth anniversaries of closing, respectively, if certain revenue targets are achieved. If those revenue targets are not achieved, the Performance Stock will be canceled for each such period as of the third and fifth anniversaries of closing, respectively. The fair value of the Performance Stock on the date of the Acquisition was $47.0 million and has been recorded as a component of equity. As of December 31, 2012, the revenue target for the first tranche was achieved and the Performance Stock was included in the weighted average number of shares.
In addition, the Company granted at closing performance based restricted stock units (“Performance RSUs”) of which 104,484 remain outstanding at December 31, 2012. The Performance RSUs will vest in tranches of 62,690 and 41,794 shares on the third and fifth anniversaries of the closing, respectively, subject to the achievement of the same revenue targets as the Performance Stock. Amortization of each tranche of the Performance RSUs will begin at the time it is deemed probable that the revenue targets will be achieved and the value of the award at that date will be amortized over the remaining vesting period of each award. If those revenue targets are not achieved, the Performance RSUs will be canceled and no amount will be expensed. In 2011, the Company deemed it probable that the revenue targets related to the first tranche would be achieved. For the years ended December 31, 2012 and 2011, the Company expensed $1.7 million and $3.0 million, respectively, related to the Performance RSUs. No amount was expensed for the year ended December 31, 2010. See "Note 9 — Equity" and "Note 10 — Earnings per Share".
The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Australia have been included in the consolidated statements of income from the date of acquisition. The Company incurred $1.2 million of costs related to the Acquisition which were included as a component of professional fees in the consolidated statement of income for the year ended December 31, 2010.
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
The fair value of the identifiable intangible assets acquired, which consist of the trade name, the backlog of investment banking client assignments that existed at the time of the closing, and customer relationships, is based, in part, on a valuation using an income approach, market approach or cost approach, as appropriate, and has been included in other assets on the consolidated statements of financial condition. The estimated fair value ascribed to the identifiable intangible assets is amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between two to three years. For the years ended December 31, 2012, 2011 and 2010, the Company recorded $2.9 million, $3.5 million and $2.4 million respectively, of amortization expense in respect of these assets.
In addition to the equity consideration provided to the sellers, under the terms of the sale agreement, the selling shareholders and certain other non-founding partners received post-closing distributions of profits accrued prior to the acquisition date of approximately $6.9 million (AUS $7.6 million).
In connection with the Acquisition, the Company assumed amounts due under Caliburn’s deferred compensation plan and acquired a corresponding amount of investments of approximately $11.3 million (AUS $12.3 million). Under this plan, a portion of certain employees’ compensation was deferred and invested in cash or, at the election of each respective employee, in certain mutual fund investments. The cash and mutual fund investments will be distributed to those employees of Greenhill Australia, who were employed on the date of acquisition, over a 7 year period ending in 2016. During the years ended December 31, 2012 and 2011, distributions of $3.0 million (AUS $2.9 million) and $2.3 million (AUS $2.3 million), respectively, were made from the mutual fund investments in accordance with the terms of the plan. The invested assets relating to this plan have been recorded on the consolidated statements of financial condition as components of both cash and cash equivalents and other investments. A deferred compensation liability relating to the plan of $2.5 million and $5.2 million, as of December 31, 2012 and 2011, respectively, has been recorded on the consolidated statements of financial condition as a component of compensation payable. Subsequent to the Acquisition the Company has discontinued future participation in the plan. See “Note 2 — Summary of Significant Accounting Policies — Cash and Cash Equivalents” and “Note 4 — Investments — Other Investments”.
The Company granted 275,130 restricted stock units to current employees of Greenhill Australia at closing of the Acquisition. These awards vest ratably over three to five years from the date of grant subject to continued employment and are amortized over the service period.
Set forth below is the Company’s unaudited pro forma results of operations for the year ended December 31, 2010. The unaudited pro forma results of operations for the year ended December 31, 2010 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2010. These pro forma results include the actual results of Caliburn from January 1, 2010 through March 31, 2010. For the period April 1, 2010 through December 31, 2010, Greenhill Australia’s results were included in the consolidated results of the Company.
The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the Acquisition occurred as of January 1, 2010, or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

For the Year Ended December 31,
2010
(in millions, except per share amounts)
(unaudited pro forma)
Revenues	$282.7
Income before taxes	59.0
Net income allocated to common stockholders	34.6
Diluted earnings per share	$1.12

The pro forma results include: (i) an adjustment to Caliburn's compensation expense to Greenhill’s historical ratio of compensation expense to revenue for the period presented, (ii) the elimination of professional fees of $1.4 million incurred by Caliburn in connection with the Acquisition in the three months ended March 31, 2010, and (iii) the recording of income tax expense resulting from the pro forma adjustments before tax at the Australian effective tax rate of 30%. The calculation of pro forma diluted earnings per share does not include the contingent convertible preferred shares issued to the founding partners of Caliburn in connection with the Acquisition. These shares may be converted in aggregate to 1,099,877 common shares in the event that Greenhill Australia achieves certain three and five year revenue targets. See “Note 10 — Earnings Per Share”.

Note 4 — Investments
Merchant Banking Funds
In December 2009, the Company sold certain assets related to the merchant banking business, including the right to raise subsequent merchant banking funds and a 24% ownership interest in GCP II LLC, to GCP Capital Partners Holdings LLC

(“GCP Capital”), an entity not controlled by the Company. The Company retained a 76% interest in GCP II LLC. Under the terms of the separation agreement, the general partners of the merchant banking funds delegated to GCP II LLC their obligation to manage and administer the affiliated funds during a transition period, which ended on December 31, 2010. Effective January 1, 2011, the Company no longer managed the merchant banking funds.
As consideration for the sale of the merchant banking business, the Company received 289,050 shares of its common stock with a value of $24.4 million. The Company recognized a gain of $21.8 million in 2009 and deferred $2.6 million of the gain on the sale related to non-compete and trademark licensing agreements, which is amortizing over a five year period ending in 2014. For the years ended December 31, 2012, 2011 and 2010, deferred gains of $0.3 million, $0.8 million and $1.1 million were recognized, respectively.
During 2010, the Company recorded the revenues and expenses related to management of the merchant banking funds in its consolidated results. However, during that period, GCP Capital had a preferred economic interest in the first $10.0 million of profits of GCP II LLC and accordingly, the excess of management fee revenue over amounts incurred for compensation and other operating expenses during 2010 that accrued to the benefit of GCP Capital is presented as noncontrolling interest expense, which reduced net income allocated to common stockholders.
Prior to 2011, the Company’s management fee income consisted of fees paid by the merchant banking funds and other transaction fees paid by the portfolio companies. Effective January 1, 2011, the Company no longer receives any management fees and it delegated the management of the merchant banking funds to GCP Capital.
In 2011, the Company sold substantially all of its capital interests in GCP II and its affiliated funds to certain unaffiliated third parties and certain principals of GCP Capital for an aggregate purchase price of $44.8 million, which represented the Company’s carrying value of such capital interests. The transaction agreement provided that the purchasers had the right, exercisable in December 2012, to cause the Company to repurchase each of the capital account interests attributable to two specified portfolio companies of GCP II at a specified aggregate price of $14.3 million, subject to adjustments for distributions or capital calls (the “Put Options”). In June 2012, the purchasers funded a capital call of $1.3 million related to one of the specified portfolio companies, increasing in aggregate the Put Options to $15.6 million. The transfer of the GCP II capital interests, which were not associated with the Put Options, was accounted for as a sale in accordance with accounting guidance for financial asset transfers. The GCP II capital account interests associated with the Put Options did not meet the requirements of sale accounting and were accounted for as secured borrowings in accordance with accounting guidance for financial asset transfers.
At December 31, 2011, in accordance with that guidance, the Company recorded these capital interests subject to the Put Options as a component of investments in merchant banking funds on the consolidated statements of financial condition and recognized its proportional share of earnings or loss related to the capital interests subject to the Put Options on the consolidated statement of income. The Company also recorded a corresponding liability for the consideration received, which was included as a financing liability on the consolidated statement of financial condition. For the years ended December 31, 2012 and 2011, the Company recorded losses related to the capital interests subject to the Put Options of $2.0 million and $3.8 million, respectively, which has been included as a component of investment revenues on the consolidated statements of income. In December 2012, substantially all of the purchasers of the Put Options exercised their rights to have the Company repurchase their interests, which was paid prior to year end. No gain or loss was recognized upon exercise of the Put Options. At December 31, 2012, the investment in GCP II recorded on the consolidated statement of financial condition included the estimated fair value of the capital interests of $9.7 million acquired upon exercise of the Put Options.
Additionally, in 2011, the Company sold all of its capital interests in GSAVP and its affiliated funds to an unaffiliated third party for a purchase price of $4.6 million, which represented the Company’s carrying value of such capital interests. The transfer of all the capital interests related to GSAVP has been accounted for as a sale in accordance with accounting guidance for financial asset transfers.
Prior to 2011, the Company was the general partner of certain merchant banking funds. In addition to recording its direct investments in the affiliated funds, the Company consolidated each general partner which it controlled. In conjunction with the sale of the merchant banking business effective in 2011, the Company transferred ownership of the general partner of GCP Europe to GCP Capital. Further, in conjunction with the sale of its capital interests in GSAVP and its affiliated funds, ownership of the general partner of GSAVP was transferred to an unaffiliated third party.
In 2012, the Company continued the liquidation of its previously sponsored merchant banking funds with the sale of our entire interest in GCP Europe for proceeds of $27.2 million, which represented approximately 90% of book value. The Company recognized a loss of $3.4 million as result of this sale.

As of December 31, 2012, the Company continues to retain control only of the general partner of GCP I and GCP II and consolidates the results of each such general partner.
The Company controls investment decisions for those merchant banking funds where it acts as general partner and is entitled to receive from those funds a portion of the override of the profits realized from investments. The Company recognizes profit overrides related to the merchant banking funds at the time certain performance hurdles are achieved. The Company did not recognize any profit overrides for the years ended December 31, 2012 or 2011. For the year ended December 31, 2010, the Company recognized $0.2 million of profit overrides.

The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of December 31,
	2012	2011
	(in thousands)
Investment in GCP II	$11,173	$1,609
Investment in GCP II subject to Put Options	—	10,520
Investment in GCP III	1,367	903
Investment in GCP Europe	—	23,951
Investment in GCP I	2,247	2,552
Investment in other merchant banking funds	1,985	2,107
Total investments in merchant banking funds	$16,772	$41,642
The investment in GCP II included $1.1 million at December 31, 2012 and 2011, respectively, related to the noncontrolling interests in the general partner of GCP II. The investment in GCP I included $0.3 million at December 31, 2012 and 2011, related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its general partner.
Investments in other merchant banking funds includes the Company's investment in Barrow Street III, a real estate investment fund, which we committed $5.0 million to in 2005. At December 31, 2012, $0.1 million of the Company's commitment remains unfunded and may be drawn any time prior to the expiration of the fund in 2013.
During 2010, the excess of GCP II LLC and GCP Europe’s management fee revenue over the amounts incurred for compensation and other operating expenses, of $4.9 million, accrued to the benefit of GCP Capital, is presented as net income allocated to noncontrolling interest. During 2011 and 2010, the Company made distributions, inclusive of a working capital adjustment, of $1.0 million and $4.2 million, respectively, to GCP Capital. There were no distributions to GCP Capital during 2012.
Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of the merchant banking funds at December 31, 2012 and 2011. This amount may increase or decrease depending on the change in the fair value of GCP I, and is payable, subject to clawback, at the time cash proceeds are realized.
The Company committed $5.0 million to GCP III, of which $3.4 million in total remains unfunded at December 31, 2012. The unfunded amount may be drawn through November 2016. Thereafter, up to 15% of the commitment amount, to the extent not yet funded, may be drawn for follow-on investments.
Other Investments
The Company has other investments including investments in Iridium and certain deferred compensation plan investments related to Greenhill Australia. The Company’s other investments are as follows:

	As of December 31,
	2012	2011
	(in thousands)
Iridium common stock	$34,165	$68,881
Deferred compensation plan investments	50	2,338
Total other investments	$34,215	$71,219

Iridium
At December 31, 2012, the Company owned 5,084,016 shares of Iridium common stock (NASDAQ:IRDM) with a quoted market price of $6.72 and had fully diluted share ownership in Iridium of approximately 7%. In 2011, the Company tendered 4,000,000 Iridium $11.50 Warrants in exchange for 880,000 shares of Iridium common stock. At December 31, 2011, the Company owned 8,934,016 shares of Iridium common stock and had a fully diluted ownership of approximately 12%.
In October 2011, the Company initiated a plan to sell its interest in Iridium over a period of approximately two years. In 2012, the Company sold 3,850,000 shares of Iridium pursuant to such plan at an average price per share of $7.91. In 2011, the Company sold 870,000 shares of Iridium at an average price per share of $6.72.
At December 31, 2012 and 2011, the carrying value of the investment in Iridium common stock was valued at its closing quoted market price. The Company’s investment in Iridium is accounted for as a trading security as the Company does not maintain or exercise significant influence over Iridium.
Deferred compensation plan investments
In connection with the Acquisition, the Company assumed amounts due under Caliburn's deferred compensation plan. Under this plan, a portion of certain employees' compensation was deferred and invested in cash, or at the election of each respective employee, in certain mutual fund investments. These investments will be distributed to those employees of Greenhill Australia over a period ending in 2016. The invested assets relating to this plan have been recorded on the consolidated statements of financial condition as components of both cash and cash equivalents and other investments. The deferred compensation liability relating to the plan has been recorded on the consolidated statements of financial condition as a component of compensation payable. Subsequent to the Acquisition, the Company discontinued future participation in the plan. See “Note 3 — Acquisition”.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Management fees	$—	$—	$12,857
Net realized and unrealized gains (losses) on investments in merchant banking funds	(3,422)	(4,534)	6,742
Net realized and unrealized gains (losses) on investment in Iridium	(4,980)	(6,184)	5,044
Net realized and unrealized merchant banking profit overrides	—	—	188
Other realized and unrealized investment income	—	—	(250)
Sale of certain merchant banking assets	260	811	1,100
Interest income	1,676	1,067	447
Total investment revenues	$(6,466)	$(8,840)	$26,128
Fair Value Hierarchy
The following tables set forth by level, assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 investments in the fair value measurement hierarchy during the years ended December 31, 2012 or 2011.
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
	(in thousands)
Assets
Iridium common stock	$34,165	$—	$—	$34,165
Deferred compensation plan investments	—	50	—	50
Total investments	$34,165	$50	$—	$34,215
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
	(in thousands)
Assets
Iridium common stock	$68,881	$—	$—	$68,881
Deferred compensation plan investments	—	2,338	—	2,338
Total investments	$68,881	$2,338	$—	$71,219
Level 3 Gains and Losses
There were no Level 3 investments during the year ended December 31, 2012.
In June 2011, the Company exchanged the Iridium $11.50 Warrants for shares of Iridium common stock. The Iridum $11.50 Warrants were classified as a Level 3 investments and valued under Black Scholes modeling. Selected inputs for the Company’s model include: (i) the terms of the warrants, including exercise price, exercisability threshold and expiration date; and (ii) externally observable factors including the trading price of Iridium shares, yields on U.S. Treasury obligation and various equity volatility measures, including historical volatility of broad market indices. Upon exchange, the shares are valued using quoted market prices and classified as a Level 1 investment.
The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2011.

	Beginning Balance January 1, 2011	Realized Gains or (Losses)	Unrealized Gains or (Losses)	Purchases, Sales, Other Settlements and Issuances, Net	Net Transfers in and/or Out of Level 3	Ending Balance December 31, 2011
	(in thousands)
Assets
Iridium $11.50 Warrants	$7,280	$—	$680	$—	$(7,960)	$—
Total investments	$7,280	$—	$680	$—	$(7,960)	$—

Note 5 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Balance, January 1	$161,664	$162,507
Foreign currency translation adjustments	3,226	(843)
Total goodwill	$164,890	$161,664

The Company performs a goodwill impairment test annually, or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of goodwill exceeded the carrying value. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2012, 2011 or 2010.

Note 6 — Related Parties
At December 31, 2012, the Company had no amounts payable to related parties. At December 31, 2011, the Company had payables of $3,129, due to the affiliated merchant banking funds which related to general operating expenses, and are included in accounts payable and accrued expenses on the consolidated statements of financial condition.
In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital for a period of three to five years beginning in April 2011. The Company also subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $1.7 million, $1.5 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010 respectively, as a reduction of occupancy and equipment rental on the consolidated statements of income. During 2012, 2011 and 2010, the Company paid $67,840, $24,745 and $10,312, respectively, for the use of an aircraft owned by an executive of the Company.

Note 7 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2012	2011
	(in thousands)
Aircraft	$17,844	$17,651
Equipment	18,175	16,306
Furniture and fixtures	7,578	8,131
Leasehold improvements	25,567	24,100
	69,164	66,188
Less accumulated depreciation and amortization	(54,760)	(50,193)
Total property and equipment, net	$14,404	$15,995

Note 8 — Revolving Bank Loan Facility
At December 31, 2012, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility has historically been renewed annually. In conjunction with the renewal in April 2012, the loan facility was reduced by $5.0 million to $45.0 million, with a maturity date of April 30, 2013, and the interest rate was reduced to the higher of 3.25% or the U.S. Prime Rate, which resulted in a reduction of 75 basis points. Interest is paid monthly.
The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $28.4 million and $45.5 million for the years ended December 31, 2012 and 2011, respectively. The weighted average interest rate was 3.5% for the year ended December 31, 2012 and 4.0% for the years ended December 31, 2011 and 2010. At December 31, 2012, the Company was compliant with all loan covenants.

Note 9 — Equity
Dividends declared per common share were $1.80 for each of the years ended December 31, 2012, 2011 and 2010. Dividends include dividend equivalents of $5.6 million, $4.8 million and $5.2 million paid in 2012, 2011 and 2010, respectively, on outstanding restricted stock units. In the event a restricted stock unit holder’s employment is terminated, a portion of the dividend equivalent may be required to be paid back to the Company. For the years ended December 31, 2012, 2011 and 2010, $117,241, $360,769 and $12,040, respectively, of dividend equivalents were paid back to the Company. See “Note 12 — Restricted Stock Units”.
In connection with the acquisition of Caliburn on April 1, 2010, the Company issued 1,099,874 shares of its common stock and 1,099,877 shares of Performance Stock. The Performance Stock does not pay dividends and will convert to shares of the Company’s common stock if certain revenue targets are achieved. During 2012, the performance target related to the first tranche of Performance Stock was achieved. As a result, on April 1, 2013, 659,926 shares of Performance Stock will convert to common stock. If the revenue target related to the second tranche of Performance Stock is not achieved, the remaining Performance Stock will be canceled. See “Note 3 — Acquisition” and “Note 10 — Earnings Per Share”.
During 2012, 654,612 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 181,820 shares at an average price of $45.29 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during 2012 the Company repurchased in open market transactions 1,714,614 shares of its common stock at an average price of $43.70.
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

Note 10 — Earnings Per Share
The computations of basic and diluted EPS are set forth below:

	For The Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$42,092	$44,578	$34,526
Denominator for basic EPS — weighted average number of shares	30,553	31,021	30,727
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	8	14	49
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,561	31,035	30,776
Earnings per share:
Basic	$1.38	$1.44	$1.12
Diluted	$1.38	$1.44	$1.12
The Performance Stock may convert to shares of the Company’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the Acquisition, respectively, if certain revenue targets are achieved. If the revenue target for a tranche is not achieved, the Performance Stock in that tranche will be canceled. During 2012, the performance target related to the first tranche of Performance Stock was achieved. The weighted number of shares and dilutive potential shares include the conversion of the first tranche of Performance Stock to common shares as of the date the revenue target was achieved 2012. The weighted number of shares and dilutive potential shares do not include the Performance Stock shares related to the second tranche, which will be evaluated on or before the fifth anniversary of the closing of the Acquisition. See “Note 3 — Acquisition”.

Note 11 — Retirement Plan
In the U.S., the Company sponsors a qualified defined contribution plan (the “Retirement Plan”) covering all eligible employees of G&Co. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions of up to $1,000 per employee. The Company incurred costs of $0.3 million, $0.3 million and $0.2 million for contributions to the Retirement Plan for the years ended December 31, 2012, 2011 and 2010, respectively. There was $0.1 million and $0.2 million related to contributions due to the Retirement Plan included in compensation payable at December 31, 2012 and 2011, respectively.
GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. For the years ended December 31, 2012, 2011 and 2010, GCI incurred costs of approximately $0.7 million, $0.6 million and $0.7 million, respectively. At December 31, 2012 and 2011, there were no amounts related to contributions due to the defined contribution pension fund included in compensation payable.

Greenhill Australia is required by Australian law to contribute compulsory superannuation on employees' gross earnings, generally at a rate of 9%. Superannuation is a defined contribution plan in which retirement benefits are determined by the contribution accumulated over the working life plus investment earnings within the fund less expenses. Greenhill Australia incurred such costs of approximately $0.6 million, $0.6 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, there were no amounts related to superannuation contributions due to the defined contribution plan included in compensation payable.

Note 12 — Restricted Stock Units
The Company has adopted an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan, restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan generally vest ratably over a period of five years beginning on the first anniversary of the grant date or in full on the fifth anniversary of the grant date. To the extent the restricted stock units are outstanding at the time a dividend is paid on the common stock, a dividend equivalent amount is paid to the holders of the restricted stock units. In the event that the holder’s employment is terminated under circumstances in which units awarded under the plan are forfeited, beginning with grants awarded in 2009 any dividend equivalent payments related to such forfeiture, which are unvested for accounting purposes, are required to be repaid to the Company.
The Company issues restricted stock units to employees under the equity incentive plan, primarily in connection with its annual bonus awards and compensation agreements for new hires. In certain jurisdictions, the Company may settle share-based payment awards in cash in lieu of shares of common stock to obtain tax deductibility. In these circumstances, the awards are settled in the cash equivalent value of the Company's shares of common stock based upon their value at settlement date. These cash settled share-based awards are classified as liabilities and are remeasured at fair value at each reporting period.
As of December 31, 2012, 2011 and 2010, there were restricted stock units outstanding of 3,260,586, 2,718,950 and 2,813,567, respectively, which were unvested and require future service as a condition for the delivery of the underlying shares of common stock. For the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense from the vesting of restricted stock units, net of forfeitures, of $54.2 million, $52.8 million and $53.6 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during 2012, 2011 and 2010 was $47.72, $72.75 and $78.19, respectively. As of December 31, 2012, unrecognized restricted stock units compensation expense was approximately $85.0 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.8 years.
In 2010, 141,960 restricted stock units with a fair value of $11.0 million were settled in cash, $8.9 million of which was paid in 2010 and $2.1 million of which was paid in 2011. There were no other cash settlements of restricted stock awards for the years ended December 31, 2012 and 2011 other than those made in conjunction with the payment of tax liabilities. See “Note 9 — Equity”.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2012			2011
	Units		Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	2,718,950		$71.17	2,813,567	$70.55
Granted	1,395,346	(1)	$47.72	1,070,762	$72.75
Delivered	(654,612)		$70.96	(654,000)	$65.18
Forfeited (2)	(199,098)		$58.94	(511,379)	$74.21
Outstanding, December 31,	3,260,586		$62.71	2,718,950	$71.17

_____________________________________________

(1)	Excludes 1,011,665 stock units granted to employees subsequent to December 31, 2012 as part of the long term incentive awards program.

(2)	Included in the 2011 forfeited balance are 30,144 restricted stock units settled in cash as described above. There were no restricted stock units settled in cash in 2012.

Note 13 — Commitments and Contingencies
The Company has entered into certain leases for office space under non-cancellable operating lease agreements that expire on various dates through 2021.
As of December 31, 2012, the approximate aggregate minimum future rental payments required were as follows (in thousands):

2013	13,510,643
2014	12,305,134
2015	11,348,919
2016	9,962,731
2017	9,926,646
Thereafter	25,850,372
Total(1)	82,904,445

_____________________________________________

(1)
Minimum future rental payments are recorded at their gross amounts and have not been reduced by sublease rentals of $1.1 million for each year from 2013 to 2015 for approximately 15,000 square feet of space in our New York office, which has been sublet to GCP Capital through December 2015. Under the terms of the sublease, the lease may be terminated earlier than 2015.

In addition, the Company has also entered into various operating leases for office equipment.
Net rent expense for leased office space for the years ended December 31, 2012, 2011 and 2010 was approximately $14.3 million, $14.1 million and $12.0 million, respectively.
Diversified financial institutions issued five letters of credit on behalf of the Company to secure office space leases, which totaled $4.4 million at December 31, 2012 and 2011. These letters of credit were secured by cash held on deposit. At December 31, 2012 and 2011, no amounts had been drawn under any of the letters of credit. See “Note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents”.
At December 31, 2012, the Company had unfunded commitments of $3.4 million and $0.1 million to GCP III and Barrow Street III, respectively. See “Note 4 – Investments”.
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 14 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes.
The components of the provision for income taxes reflected on the consolidated statements of earnings are set forth below:

	For The Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current taxes:
U.S. federal	$34,752	$13,419	$15,803
State and local	4,747	2,848	(83)
Foreign	7,116	13,357	6,795
Total current tax expense	46,615	29,624	22,515
Deferred taxes:
U.S. federal	(15,119)	(7,501)	(1,226)
State and local	(796)	(617)	941
Foreign	(2,317)	2,580	(2,700)
Total deferred tax (benefit) expense	(18,232)	(5,538)	(2,985)
Total tax expense	$28,383	$24,086	$19,530

The Company provides tax on its foreign earnings at the U.S. federal tax rate to the extent such rate exceeded the respective foreign rate and does not plan to permanently reinvest its eligible earnings from its foreign affiliates. In 2012, the Company did not incur any additional tax liabilities, net of credits for foreign taxes paid on such earnings, related to this policy.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss carryforwards. Deferred income taxes are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Compensation and benefits	$38,445	$38,131
Depreciation and amortization	2,883	2,937
Unrealized loss on investments	2,322	2,168
Operating loss carryforwards	4,310	4,647
Capital loss carryforwards	789	748
Foreign tax credit carryforwards	6,206	4,102
Other financial accruals	168	93
Valuation allowances	(7,611)	(4,519)
Total deferred tax assets	47,512	48,307
Deferred tax liabilities:
Unrealized gain on investments	4,302	16,994
Depreciation and amortization	125	190
Cumulative translation adjustment	3,726	1,759
Intangible asset acquired, net of amortization	199	1,042
Repatriation of foreign earnings	545	—
Other financial accruals	348	383
Total deferred tax liabilities	9,245	20,368
Net deferred tax asset	$38,267	$27,939

Based on the Company's historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to (i) the realization of its deferred tax liabilities and (ii) future taxable income.

The Company’s deferred taxes for operating loss carryforwards relate principally to losses incurred in foreign jurisdictions, which either were profitable in prior years or were profitable in the current year. When assessing the need for a valuation allowance, management evaluates each foreign jurisdiction separately and considers items such as estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the benefit of these operating loss carryforwards in future periods, so a valuation allowance has not been established for these deferred tax assets. At December 31, 2012, the Company had operating foreign loss carryforwards, which in aggregate totaled $11.4 million. The losses may be carried forward for twenty years and longer.
Due to the Company’s operating loss carryforward position, tax benefits normally booked through equity accounts may not be recorded until such time as the benefit is realized as a reduction in the Company’s actual taxes paid. As of December 31, 2012, the current taxes payable would have been decreased by $0.8 million if the Company had been able to realize these benefits in its filed tax returns.
The Company utilized all of its U.S. capital loss carryforwards by December 31, 2012. The Company realized additional capital losses in the United Kingdom related to the sale of all of its interests in GCP Europe in December 2012. Also, based on the current value of its investment in Iridium by its subsidiary in the United Kingdom, it is more likely than not the Company will realize a capital loss on this investment when it is sold as part of its planned disposal. (See "Note 4 - Investments - Other Investments"). Similar to the tax rules in the U.S., capital losses in the United Kingdom may only be utilized by netting against realized capital gains in the same jurisdiction. Capital losses in the United Kingdom may be carried forward indefinitely. However, since the Company no longer has any current or expected future investments in the United Kingdom that are likely to generate capital gains, the Company has established valuation allowances of $1.9 million and $0.4 million for the tax years ending December 31, 2012 and 2011, respectively, against the deferred tax asset related to its capital losses in the United Kingdom until such time as it determines it is more likely than not that the tax benefit of this deferred tax asset will be realized.
The Company has U.S. foreign tax credit carryforwards of $6.2 million as of December 31, 2012 that can be utilized against the repatriation of earnings from foreign jurisdictions. The repatriation of all foreign earnings as of December 31, 2012 would result in $0.5 million of additional federal tax. Although the Company expects to repatriate foreign earnings in the future, it is not practicable to estimate the U.S. tax effect of future repatriations of its foreign earnings. As such, as of December 31, 2012 and 2011, the Company has established valuation allowances of $5.7 million and $4.1 million, respectively, against the portion of its U.S. foreign tax credit carryforward which may not be utilized until it can determine it is more likely than not that the tax benefit of this deferred tax asset will be realized. These foreign tax credit carryforwards will expire in various years through 2022 if not utilized.
Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the consolidated statements of changes in equity. There are no income taxes receivable included in other receivables in the consolidated statements of financial condition as of December 31, 2012 or December 31, 2011. Included in accounts payable and accrued expenses in the consolidated statements of financial condition are current taxes payable of $15.8 million as of December 31, 2012 and $7.9 million as of December 31, 2011.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner which they apply to the taxpayer's facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2012, the Company does not expect any material changes in its tax provision related to any outstanding current or future audits.
The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed a tax analysis as of December 31, 2012, and determined that there was no requirement to accrue any additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties are reported as interest expense and other operating expenses in the consolidated statements of income.
A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2012	2011	2010
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax benefit	3.6	2.1	1.0
Benefits and taxes related to foreign operations	(1.4)	(3.3)	1.4
Valuation allowances	2.7	0.6	—
Sale of merchant banking business	(0.1)	(0.4)	(0.7)
Other	0.5	1.1	(0.6)
Effective income tax rate before noncontrolling interests	40.3	35.1	36.1
Noncontrolling interests	—	—	(3.0)
Effective income tax rate after noncontrolling interests	40.3%	35.1%	33.1%

Note 15 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2012 and 2011, G&Co’s net capital was $7.4 million and $7.2 million, respectively, which exceeded its requirement by $6.6 million and $6.3 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 1.62 to 1 and 1.85 to 1 at December 31, 2012 and 2011, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI and GCE are subject to capital requirements of the FSA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2012 and 2011, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 16 — Business Information
The Company’s activities as an investment banking firm constitutes a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investments, which includes the Company's principal investments in certain merchant banking funds, Iridium, other investments and interest income.
As described in “Note 4 — Investments — Merchant Banking Funds”, effective December 31, 2010, the Company no longer manages the merchant banking funds. In reporting to management, the Company distinguishes the sources of its revenues between advisory and merchant banking and other investment revenues. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its advisory and merchant banking activities.
The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring, or fund closing. Advisory revenues represented approximately 102%, 103% and 91% of the Company’s total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.
In 2012, 2011 and 2010, there were no advisory clients that accounted for more than 10% of total revenues. The Company did not have any single gain on an investment that contributed more than 10% to total revenues in 2012, 2011 or 2010.
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

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for The Years Ended December 31,
	2012	2011	2010
	(in thousands)
Total revenues
North America	$179,204	$153,812	$172,462
Europe	57,606	60,068	53,005
Australia	44,801	70,669	40,827
Asia	3,468	9,444	12,035
Total	$285,079	$293,993	$278,329
Income (loss) before taxes
North America	$56,837	$22,812	$43,276
Europe	8,447	12,578	(7,351)
Australia	10,982	33,776	19,352
Asia	(5,791)	(496)	3,674
Total	$70,475	$68,670	$58,951
Total assets
North America	$165,118	$193,661	$236,014
Europe	41,251	71,965	79,322
Australia	175,095	186,463	185,895
Asia	5,506	8,654	7,446
Total	$386,970	$460,743	$508,677

Note 17 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On January 23, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on March 20, 2013 to the common stockholders of record on March 6, 2013.

Supplemental Financial Information Quarterly Results (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2012 and 2011. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(in millions, except per share data)
Total revenues	$82.7	$47.3	$62.7	$92.3
Total expenses	57.9	43.8	48.8	64.2
Income before taxes	24.8	3.5	13.9	28.1
Provision for taxes	8.7	1.3	5.3	13.0
Net income allocated to common stockholders	$16.1	$2.2	$8.6	$15.1
Earnings per share:
Basic	$0.53	$0.07	$0.28	$0.50
Diluted	$0.53	$0.07	$0.28	$0.50
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

	For the Three Months Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(in millions, except per share data)
Total revenues	$48.4	$90.7	$60.4	$94.5
Total expenses	51.0	57.6	47.4	69.4
Income (loss) before taxes	(2.6)	33.1	13.0	25.1
Provision (benefit) for taxes	(1.0)	11.6	4.4	9.0
Net income allocated to common stockholders	$(1.6)	$21.5	$8.6	$16.1
Earnings (loss) per share:
Basic	$(0.05)	$0.69	$0.28	$0.53
Diluted	$(0.05)	$0.69	$0.28	$0.53
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

(b). Exhibits
EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of Underwriting Agreement.
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

10.57
Renewal and Modification Agreement, dated as of April 30, 2012, between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2012).

10.58*	Modification Agreement, dated as of November 23, 2012, between First Republic Bank and Greenhill & Co., Inc.
10.59*	Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 among Robert F. Greenhill, Greenhill Family Partnership and Greenhill & Co., Inc.
10.60*	Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 between Scott L. Bok and Greenhill & Co., Inc.
10.61*	Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 between Harold J. Rodriguez, Jr. and Greenhill & Co., Inc.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

_____________________________________________

*	Filed herewith.

**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 22, 2013

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. GREENHILL
Robert F. Greenhill	Chairman and Director	February 22, 2013

/s/ SCOTT L. BOK
Scott L. Bok	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013

/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb	Chief Financial Officer (Principal Financial Officer)	February 22, 2013

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Operating Officer (Principal Accounting Officer)	February 22, 2013

/s/ ROBERT T. BLAKELY
Robert T. Blakely	Director	February 22, 2013

/s/ JOHN C. DANFORTH
John C. Danforth	Director	February 22, 2013

/s/ STEVEN F. GOLDSTONE
Steven F. Goldstone	Director	February 22, 2013

/s/ STEPHEN L. KEY
Stephen L. Key	Director	February 22, 2013

II-2