Form 10-Q
period 2013-03-31
GREENHILL & CO INC
filed 2013-05-06
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-32147
______________________________________________________________________________________
GREENHILL & CO., INC.
(Exact Name of Registrant as Specified in its Charter)
______________________________________________________________________________________

Delaware	51-0500737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Park Avenue New York, New York	10022 (ZIP Code)
(Address of Principal Executive Offices)
Registrant's telephone number, including area code: (212) 389-1500
______________________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of May 1, 2013, there were 28,187,466 shares of the registrant's common stock outstanding.

AVAILABLE INFORMATION
Greenhill & Co., Inc. files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the United States Securities and Exchange Commission (the “SEC”). You may read and copy any document the company files at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The company's SEC filings are also available to the public from the SEC's internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.
Our public internet site is http://www.greenhill.com. We make available free of charge through our internet site, via a link to the SEC's internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Corporate Governance” section, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, our Corporate Governance Guidelines, Related Party Transaction Policy and Code of Business Conduct & Ethics governing our directors, officers and employees. You may need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Cash and cash equivalents ($5.5 million and $7.1 million restricted from use at March 31, 2013 and December 31, 2012, respectively)	$33,952	$50,324
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at March 31, 2013 and December 31, 2012	55,913	54,444
Other receivables	1,948	1,554
Property and equipment, net of accumulated depreciation of $55.4 million and $54.8 million at March 31, 2013 and December 31, 2012, respectively	13,493	14,404
Other investments	25,630	34,215
Investments in merchant banking funds	16,586	16,772
Goodwill	164,714	164,890
Deferred tax asset, net	41,176	47,512
Other assets	2,291	2,855
Total assets	$355,703	$386,970
Liabilities and Equity
Compensation payable	$10,795	$21,419
Accounts payable and accrued expenses	8,559	7,872
Bank loan payable	26,450	29,125
Current income taxes payable	8,350	15,797
Deferred tax liability	5,586	9,245
Total liabilities	59,740	83,458
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 36,997,455 and 36,513,507 shares issued as of March 31, 2013 and December 31, 2012, respectively; 27,624,998 and 27,488,828 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	370	365
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued and outstanding as of March 31, 2013 and December 31, 2012	46,950	46,950
Restricted stock units	91,762	107,253
Additional paid-in capital	488,554	458,642
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2013 and December 31, 2012, respectively; 32,804 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	1,958	1,958
Retained earnings	160,050	159,918
Accumulated other comprehensive income	5,165	6,624
Treasury stock, at cost, par value $0.01 per share; 9,372,457 and 9,024,679 shares as of March 31, 2013 and December 31, 2012 respectively	(500,037)	(479,551)
Stockholders’ equity	294,772	302,159
Noncontrolling interests	1,191	1,353
Total equity	295,963	303,512
Total liabilities and equity	$355,703	$386,970
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, March 31,
	2013	2012
Revenues
Advisory revenues	$81,447	$73,255
Investment revenues	(1,856)	9,435
Total revenues	79,591	82,690
Expenses
Employee compensation and benefits	42,183	41,237
Occupancy and equipment rental	4,320	4,265
Depreciation and amortization	1,727	1,971
Information services	2,065	1,884
Professional fees	1,114	1,350
Travel related expenses	3,244	3,445
Interest expense	281	219
Other operating expenses	2,984	3,506
Total expenses	57,918	57,877
Income before taxes	21,673	24,813
Provision for taxes	8,055	8,677
Consolidated net income	13,618	16,136
Less: Net income allocated to noncontrolling interests	—	—
Net income allocated to common stockholders	$13,618	$16,136
Average shares outstanding:
Basic	30,171,840	30,522,767
Diluted	30,260,963	30,532,162
Earnings per share:
Basic	$0.45	$0.53
Diluted	$0.45	$0.53
Dividends declared and paid per share	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2013	2012
Consolidated net income	$13,618	$16,136
Currency translation adjustment, net of tax	(1,459)	2,750
Comprehensive income	12,159	18,886
Less: Net income allocated to noncontrolling interests	—	—
Comprehensive income allocated to common stockholders	12,159	18,886

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Three Months Ended March 31, (unaudited)	Year Ended December 31,
	2013	2012
Common stock, par value $0.01 per share
Common stock, beginning of the period	$365	$358
Common stock issued	5	7
Common stock, end of the period	370	365
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	46,950	46,950
Contingent convertible preferred stock issued	—	—
Contingent convertible preferred stock, end of the period	46,950	46,950
Restricted stock units
Restricted stock units, beginning of the period	107,253	99,916
Restricted stock units recognized	15,071	54,178
Restricted stock units delivered	(30,562)	(46,841)
Restricted stock units, end of the period	91,762	107,253
Additional paid-in capital
Additional paid-in capital, beginning of the period	458,642	412,283
Common stock issued	30,712	51,306
Tax (expense) from the delivery of restricted stock units	(800)	(4,947)
Additional paid-in capital, end of the period	488,554	458,642
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	6,578
Exchangeable shares of subsidiary delivered	—	(4,620)
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	159,918	173,374
Dividends	(14,082)	(57,129)
Tax benefit from payment of restricted stock unit dividends	596	1,581
Net income allocated to common stockholders	13,618	42,092
Retained earnings, end of the period	160,050	159,918
Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the period	6,624	3,128
Currency translation adjustment, net of tax	(1,459)	3,496
Accumulated other comprehensive income, end of the period	5,165	6,624
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(479,551)	(396,386)
Repurchased	(20,486)	(83,165)
Treasury stock, end of the period	(500,037)	(479,551)
Total stockholders’ equity	294,772	302,159
Noncontrolling interests
Noncontrolling interests, beginning of the period	1,353	1,353
Net income allocated to noncontrolling interests	—	—
Distributions to noncontrolling interests	(162)	—
Noncontrolling interests, end of the period	1,191	1,353
Total equity	$295,963	$303,512

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2013	2012
Operating activities:
Consolidated net income	$13,618	$16,136
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	1,727	1,971
Net investment (gains) losses	2,081	(6,356)
Restricted stock units recognized and common stock issued	15,071	14,219
Deferred taxes	2,043	6,660
Deferred gain on sale of certain merchant banking assets	(49)	(65)
Changes in operating assets and liabilities:
Advisory fees receivable	(1,469)	(2,822)
Other receivables and assets	(494)	22
Compensation payable	(10,612)	(22,401)
Accounts payable and accrued expenses	1,714	4,029
Current income taxes payable	(7,447)	(5,146)
Net cash provided by operating activities	16,183	6,247
Investing activities:
Purchases of investments	—	(5,908)
Proceeds from sales of investments	5,623	7,409
Distributions from investments	186	215
Purchases of property and equipment	(272)	(887)
Net cash provided by investing activities	5,537	829
Financing activities:
Proceeds from revolving bank loan	31,350	18,010
Repayment of revolving bank loan	(34,025)	(19,070)
Distributions to noncontrolling interests	(161)	—
Dividends paid	(14,082)	(14,548)
Purchase of treasury stock	(20,486)	(9,378)
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	(203)	(3,602)
Net cash used in financing activities	(37,607)	(28,588)
Effect of exchange rate changes on cash and cash equivalents	(485)	1,494
Net decrease in cash and cash equivalents	(16,372)	(20,018)
Cash and cash equivalents, beginning of period	50,324	62,050
Cash and cash equivalents, end of period	$33,952	$42,032
Supplemental disclosure of cash flow information:
Cash paid for interest	$170	$293
Cash paid for taxes, net of refunds	$13,797	$6,147

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization
Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, restructurings, financings and capital raisings to corporations, partnerships, institutions and governments. The Company acts for clients located throughout the world from its offices located in the United States, United Kingdom, Germany, Canada, Japan, Australia and Sweden.
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
GCI is engaged in investment banking activities in the U.K. and GCE is engaged in investment banking activities in Europe. GCI and GCE are subject to regulation by the U.K. Financial Conduct Authority (“FCA”). GCJ, GCC and GCS are engaged in investment banking activities in Japan, Canada and Sweden and the general Nordic region, respectively. GCJ is registered with the Kanto Local Finance Bureau in Japan and is subject to regulation by the Financial Services Agency in Japan. Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”). GCS is subject to regulation by the Swedish Financial Supervisory Authority.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2012 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
Revenue Recognition
Advisory Revenues

The Company's accounting policy is to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) the agreed-upon services have been completed and delivered to the client or the transaction or events noted in the engagement letter are determined to be substantially complete, (iii) fees are fixed and determinable, and (iv) collection is reasonably assured.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.8 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.
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
If certain financial returns are achieved over the life of a merchant banking fund, the Company may recognize merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). As of March 31, 2013, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements.

Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash.
At March 31, 2013 and December 31, 2012, the Company had $34.0 million and $50.3 million of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At March 31, 2013 and December 31, 2012, the carrying value of the Company’s cash equivalents amounted to $1.3 million and $4.5 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.
Also included in the total cash and cash equivalents balance at March 31, 2013 and December 31, 2012 was restricted cash of $5.5 million and $7.1 million, respectively (including $1.0 million and $2.6 million restricted for the payout of Greenhill Australia's deferred compensation plan, respectively).
The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record a charge for bad debt expense for either of the three month periods ended March 31, 2013 and March 31, 2012.
Included in the advisory fees receivable balance at March 31, 2013 and December 31, 2012 were $24.0 million and $29.8 million, respectively, of long term receivables related to private equity and real estate capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to capital advisory engagements of $0.1 million for each of the three month periods ended March 31, 2013 and 2012, respectively.
Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
Investments
The Company's investment in Iridium is valued using its quoted market price. The Company's investments in merchant banking funds are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The value of merchant banking funds investments in publicly traded securities is determined using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the Company's investments are carried on its condensed consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
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

Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income in the condensed consolidated statements of changes in equity.
Restricted Stock Units
The Company accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and the units are generally amortized over a three to five year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.
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
Noncontrolling Interests
The portion of the consolidated interests in the general partners of certain of the merchant banking funds not held by the Company is presented as noncontrolling interest, included as a component of equity in the condensed consolidated statements of financial condition. Additionally, the condensed consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders.
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
Aircraft – 7 years
Equipment – 5 years
Furniture and fixtures – 7 years
Leasehold improvements – the lesser of 10 years or the remaining lease term

Note 3 — Investments
Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds. In addition, the Company has a limited partnership interest in Greenhill Capital Partners III ("GCP III").
The Company recognized a gain at the time of the exit from the merchant banking business, which is amortizing over a five year period ending in 2014. For each of the three month periods ended March 31, 2013 and 2012, deferred gains of approximately $0.1 million were recognized, respectively.

As of March 31, 2013, the Company continues to retain control only of the general partner of GCP I and GCP II and consolidates the results of each such general partner. As the general partner, the Company is entitled to receive from those funds a portion of the override of the profits realized from investments. The Company recognizes profit overrides related to certain merchant banking funds at the time certain performance hurdles are achieved. The Company did not recognize any profit overrides for the three months ended March 31, 2013 and 2012.

The carrying value of the Company’s investments in merchant banking funds are as follows (in thousands):

	As of March 31,	As of December 31,
	2013	2012
	(unaudited)	(audited)
Investment in GCP II	$10,988	$11,173
Investment in GCP III	1,367	1,367
Investment in GCP I	2,246	2,247
Investment in other merchant banking funds	1,985	1,985
Total investments in merchant banking funds	$16,586	$16,772
The investment in GCP II included $0.9 million and $1.1 million at March 31, 2013 and December 31, 2012, respectively, related to the noncontrolling interests in the general partner of GCP II. The investment in GCP I included $0.3 million at both March 31, 2013 and December 31, 2012, related to the noncontrolling interests in the managing general partner of GCP I held directly by the limited partners of its general partner.
Investments in other merchant banking funds includes the Company's investment in Barrow Street III, a real estate investment fund, which we committed $5.0 million to in 2005. At March 31, 2013, $0.1 million of the Company's commitment remains unfunded and may be drawn any time prior to the expiration of the fund in June 2015.
Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of GCP I at March 31, 2013 and December 31, 2012. This amount may increase or decrease depending on the change in the fair value of GCP I, and is payable, subject to clawback, at the time cash proceeds are realized.
The Company committed $5.0 million to GCP III, of which $3.4 million remains unfunded at March 31, 2013. The unfunded amount may be drawn through November 2016. Thereafter, up to 15% of the commitment amount, to the extent not yet funded, may be drawn for follow-on investments.
Other Investments
The Company has other investments including investments in Iridium and certain deferred compensation plan investments related to Greenhill Australia. The Company’s other investments are as follows (in thousands):

	As of March 31,	As of December 31,
	2013	2012
	(unaudited)	(audited)
Iridium common stock	$25,592	$34,165
Deferred compensation plan investments	38	50
Total other investments	$25,630	$34,215

Iridium
At March 31, 2013, the Company owned 4,244,016 shares of Iridium common stock (NASDAQ:IRDM) with a quoted market price of $6.03 and had fully diluted share ownership in Iridium of approximately 6%. At December 31, 2012, the Company owned 5,084,016 shares of Iridium common stock and had a fully diluted ownership of approximately 7%.
At March 31, 2013 and 2012, the carrying value of the investment in Iridium common stock was valued at its closing quoted market price. The Company’s investment in Iridium is accounted for as a trading security as the Company does not maintain or exercise significant influence over Iridium.

Deferred compensation plan investments
In connection with the acquisition of Caliburn Partnership Pty Limited ("Caliburn"), the Company assumed amounts due under Caliburn's deferred compensation plan. Under this plan, a portion of certain employees' compensation was deferred and invested in cash, or at the election of each respective employee, in certain mutual fund investments. These investments will be distributed to those employees of Greenhill Australia over a period ending in 2016. The invested assets relating to this plan have been recorded on the condensed consolidated statements of financial condition as components of both cash and cash equivalents and other investments. The deferred compensation liability relating to the plan has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable. Subsequent to the acquisition, the Company discontinued future participation in the plan.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands, unaudited)
Net realized and unrealized gains on investments in merchant banking funds	—	705
Net realized and unrealized gains (losses) on investment in Iridium	(2,081)	8,300
Deferred gain on sale of certain merchant banking assets	49	65
Interest income	176	365
Total investment revenues	$(1,856)	$9,435
Fair Value Hierarchy
The following tables set forth by level, assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 investments in the fair value measurement hierarchy during the three month periods ended March 31, 2013 and 2012.
Assets Measured at Fair Value on a Recurring Basis as of March 31, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
	(in thousands)
Assets
Iridium common stock	$25,592	$—	$—	$25,592
Deferred compensation plan investments	—	38	—	38
Total investments	$25,592	$38	$—	$25,630
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
	(in thousands)
Assets
Iridium common stock	$34,165	$—	$—	$34,165
Deferred compensation plan investments	—	50	—	50
Total investments	$34,165	$50	$—	$34,215
Level 3 Gains and Losses
There were no Level 3 investments during the three month periods ended March 31, 2013 and 2012.

Note 4 — Related Parties
At March 31, 2013 and December 31, 2012, the Company had no amounts payable to related parties. At March 31, 2013 the Company had receivables from related parties of $0.1 million. There were no receivables from related parties at December 31, 2012.
In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital for a period of three to five years beginning in April 2011. The Company also subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.4 million for both the three month periods ended March 31, 2013 and 2012, respectively, as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 5 — Revolving Bank Loan Facility
At March 31, 2013, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lender and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $34.3 million and $27.7 million for the three month periods ended March 31, 2013 and 2012, respectively. The weighted average interest rate was 3.25% and 4.0% for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, the Company was compliant with all loan covenants.
Effective May 1, 2013, the Company extended the maturity date of the revolving loan facility. See "Note 11 - Subsequent Events".

Note 6 — Equity
On March 20, 2013, a dividend of $0.45 per share was paid to stockholders of record on March 6, 2013. Dividends include dividend equivalents of $1.6 million and $1.4 million, which were paid on outstanding restricted stock units during the three month periods ended March 31, 2013 and March 31, 2012, respectively.
During the three month period ended March 31, 2013, 482,711 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 177,969 shares at an average price of $58.88 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the three month period ended March 31, 2013, the Company repurchased in open market transactions 169,809 shares of its common stock at an average price of $58.93.
During the three month period ended March 31, 2012, 553,729 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 146,875 shares at an average price of $46.83 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the three month period ended March 31, 2012, the Company repurchased in open market transactions 56,812 shares of its common stock at an average price of $44.00.

Note 7 — Earnings Per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$13,618	$16,136
Denominator for basic EPS — weighted average number of shares	30,172	30,523
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	89	9
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,261	30,532
Earnings per share:
Basic	$0.45	$0.53
Diluted	$0.45	$0.53
In connection with the acquisition of Caliburn, 1,099,877 shares of contingent convertible preferred stock ("Performance Stock") were issued. The Performance Stock may convert to shares of the Company’s common stock in tranches of 659,926 shares and 439,951 shares on the third and fifth anniversary of the closing of the acquisition, respectively, if certain separate revenue targets are achieved. If the revenue target for a tranche is not achieved, the Performance Stock in that tranche will be canceled. During the fourth quarter of 2012, the performance target related to the first tranche of Performance Stock was achieved. The weighted number of shares and dilutive potential shares for the three month period ended March 31, 2013 include the conversion of the first tranche of Performance Stock to common shares. The weighted number of shares for the three month period ended March 31, 2012 do not include the dilutive effect of the first tranche of Performance Stock since the revenue target was not achieved at that time. The weighted number of shares and dilutive potential shares for the three month periods ended March 31, 2013 and 2012 do not include the Performance Stock shares related to the second tranche, which will be included in the Company's share count at the time the revenue threshold is met. If the revenue target for the second tranche is not achieved, the contingent convertible preferred shares in that tranche will be canceled.

Note 8 — Income Taxes
The Company's effective tax rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.
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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of March 31, 2013, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 9 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2013, G&Co’s net capital was $3.0 million, which exceeded its requirement by $2.5 million. G&Co’s aggregate indebtedness to net capital ratio was 2.55 to 1 at March 31, 2013. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI and GCE are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of March 31, 2013, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 10 - Business Information
The Company's activities as an investment banking firm constitutes one business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investment, which includes the Company's principal investments in merchant banking funds, Iridium and other investments and interest.
The following provides a breakdown of our revenues by source for the three month periods ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$81.4	102%	$73.3	89%
Investment revenues	(1.9)	(2)%	$9.4	11%
Total revenues	$79.5	100%	$82.7	100%
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
As described in Note 7, 659,926 shares of convertible preferred stock, which were issued in connection with the acquisition of Caliburn, were converted into common stock on April 1, 2013.
On April 11, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 19, 2013 to the common stockholders of record on June 5, 2013.
Effective May 1, 2013, the maturity date of the revolving bank loan facility was extended to April 30, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and subsequent Forms 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our 2012 Annual Report on Form 10-K.
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

Overview
Greenhill is a leading independent investment bank focused on providing financial advice related to significant mergers, acquisitions, restructurings, financings and capital raisings to corporations, partnerships, institutions and governments. We represent clients throughout the world and have offices in the United States, United Kingdom, Germany, Canada, Japan, Australia and Sweden.
Our revenues are principally derived from advisory services on mergers and acquisitions, or M&A, financings and restructurings and are primarily driven by total deal volume and size of individual transactions. Additionally, our private capital and real estate capital advisory group provides fund placement and other capital raisings advisory services, where revenues are driven primarily by the amount of capital raised.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we completed an initial public offering of our common stock. We opened our second U.S. office in 2005 and we currently have five offices in the U.S. We opened a Canadian office in 2006. In 2008, we opened an office in Tokyo. In 2008, we also entered the capital advisory business, which provides capital raisings advice and related services to private equity and real estate funds. In 2010, we acquired the Australian advisory firm, Caliburn, which has two Australian offices. In 2012, we opened our Stockholm office.
Beginning in 2011, we began the monetization of our investments in both our previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II and GSAVP for $49.4 million, which represented the book value of the investments. In 2012, we repurchased interests in two portfolio companies of GCP II for $15.5 million upon exercise of put rights. Also, in 2012, we sold our entire interest in GCP Europe for $27.2 million, which represented approximately 90% of its book value. Beginning in October 2011, we initiated a plan to sell our entire interest in Iridium (NASDAQ: IRDM) systematically over a period of two or more years. As of March 31, 2013, we have sold 57% of our holdings in Iridium, which generated proceeds of $41.9 million. The net proceeds of the merchant banking fund and Iridium sales were used to repurchase our common stock and reduce the outstanding amount of our revolving loan facility.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2012 Annual Report on Form 10-K filed with Securities and Exchange Commission. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
Advisory revenues were $81.4 million in the three month period ended March 31, 2013 compared to $73.3 million in the three month period ended March 31, 2012, which represents an increase of 11%. At the same time, worldwide completed M&A volume increased by 22%, from $414.6 billion in the first quarter of 2012 to $506.1 billion in the first quarter of 2013(1). Because the completed volume data included a few very large transactions, which drove the year over year increase, we view data reporting the number of completed and announced transactions as being more indicative of the broader level of M&A activity (as opposed to dollar volume of transaction activity). During the first quarter of 2013, the number of global completed and announced transactions compared to the same three month period in 2012 declined by 18% and 12%, respectively(2) . In terms of geographic diversity, during the first quarter of 2013, North America and specifically the US M&A business continues to be the strongest performing region for us. Our European and Australian revenue was down slightly compared to the first three months of the prior year.
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

________________________

(1)	Source: Global M&A completed transaction volume for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Source: Thompson Financial as of April 23, 2013.

(2)
Source: Global M&A number of completed and announced transactions for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Source: Thompson Financial as of April 23, 2013.

Results of Operations
Summary
Our total revenues of $79.5 million for the first quarter of 2013 compare with total revenues of $82.7 million for the first quarter of 2012, which represents a decrease of $3.2 million, or 4%. Advisory revenues for the first quarter of 2013 were $81.4 million compared to $73.3 million for the first quarter of 2012. Investment revenues for the first quarter of 2013 were negative $1.9 million compared to $9.4 million in the first quarter of the prior year, with the difference due primarily to a decline in the quoted market value of our investment in Iridium. Our first quarter 2013 net income allocated to common stockholders of $13.6 million and diluted earnings per share of $0.45 compare to net income allocated to common stockholders of $16.1 million and diluted earnings per share of $0.53 for the first quarter of 2012.
Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
The following provides a breakdown of total revenues by source for the three months ended March 31, 2013 and 2012, respectively:
Revenues by Principal Source of Revenue

	For the Three Months Ended March 31,
	2013	2012
	(in millions, unaudited)
Advisory revenues	$81.4	$73.3
Investment revenues	(1.9)	9.4
Total revenues	$79.5	$82.7

Advisory Revenues
Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, capital raisings or similar transactions.  We earned $81.4 million in advisory revenues in the first quarter of 2013 compared to $73.3 million in the first quarter of 2012, which represents an increase of 11%. The increase in our advisory revenues in the first quarter of 2013 as compared to the first quarter of 2012 resulted from an increase in the number and size of completed engagements. We earned $1 million or more from 17 clients in both of the three month periods ended March 31, 2013 and 2012.
Completed assignments in the first quarter of 2013 included:
•the acquisition by Advantage Partners, LLP of Sanyo DI Solutions, Co., Ltd, a subsidiary of Panasonic;
•the sale of Aegis Group plc to Dentsu Inc.;

•the merger of Aurelian Oil & Gas plc with San Leon Energy plc;

•the acquisition by AvalonBay Communities, Inc., along with Equity Residential, of Archstone Enterprise LP;

•the sale of Performance Coatings, a division of E.I. DuPont de Nemours and Company, to an affiliate of The Carlyle Group;

•the sale of Goodman Fielder Limited's Champion flour milling business to Nisshin Seifun Group Inc.;

•the sale by The Hartford Financial Services Group, Inc. of its Individual Life Insurance business to Prudential Financial, Inc.;

•the acquisition by Inchcape plc of Trivett Automotive Group;

•the sale by SUPERVALU Inc. of its New Albertsons, Inc. subsidiary to an investor group led by Cerberus Capital Management L.P.;

•the sale of TNS, Inc. to Siris Capital Group, LLC; and

•the acquisition by the Toronto-Dominion Bank Group of the REDcard credit card portfolio from the Target Corporation.

During the first quarter of 2013, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for one interim closing of the sale of limited partnership interests in such funds. We also advised on the secondary market sale of a limited partnership interest.
Investment Revenues

Investment revenues primarily consist of our investment gains and losses from our investments in Iridium and previously sponsored merchant banking funds.
The following table sets forth additional information relating to our investment revenues for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(In millions, unaudited)
Net realized and unrealized gain (loss) in Iridium	(2.1)	8.3
Net realized and unrealized gains on investments in merchant banking funds	—	0.7
Deferred gain on sale of certain merchant banking assets	—	0.1
Interest income	0.2	0.3
Total investment revenues	$(1.9)	$9.4

In the first quarter of 2013, we recorded negative investment revenues of $1.9 million compared to investment revenues of $9.4 million in the first quarter of 2012, or a net decrease in revenues of $11.3 million. The decrease in investment revenues resulted predominantly from a decline in the quoted market value of our investment in Iridium of $2.1 million in the first quarter of 2013 as compared to an increase in the quoted market value of $8.3 million in the first quarter of 2012. Also, during the first quarter of 2013, the estimated fair value of our investment in previously sponsored merchant banking funds remained unchanged as compared to a gain of $0.7 million recorded in the first quarter of 2012.
We recognize gains or losses from our investment in Iridium from marking to market our holdings at the end of each period to record unrealized gains or losses. To the extent we sell our holdings in Iridium for a price above or below our mark for the previously reported period, we recognize realized gains or losses on such sales during the period of sale. At March 31, 2013, we owned 4,244,016 shares of Iridium common stock, or approximately 6% on a fully diluted ownership. At March 31, 2012, we owned 8,019,016 shares of Iridium common stock, or approximately 11% of Iridium's fully diluted ownership,
At March 31, 2013, we had principal investments of $42.2 million, including our investments in Iridium of $25.6 million and in merchant banking funds of $16.6 million. As part of our plan to sell our entire interest in Iridium over time, during the first quarter of 2013, we sold 840,000 shares at an average price of $6.69 per share for proceeds of $5.6 million.
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

The investment gains or losses from our investment in Iridium and our investments in our previously sponsored merchant banking funds may fluctuate significantly over time due to factors beyond our control, such as performance of each company in our merchant banking portfolio, equity market valuations, and merger and acquisition opportunities. Revenues recognized from gains (or losses) recorded in any particular period are not necessarily indicative of revenues that may be realized and/or recognized in future periods.

Operating Expenses

We classify operating expenses as employee compensation and benefits expense and non-compensation expenses.
Our total operating expenses for the first quarters of both 2013 and 2012 remained constant at $57.9 million. In the first quarter of 2013 our compensation expense increased slightly and our non-compensation expenses declined as compared to the first quarter of 2012, as described in more detail below. Our pre-tax margin was 27% for the first quarter of 2013 as compared to 30% for the first quarter of 2012.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended March 31,
	2013	2012
	(in millions, unaudited)
Employee compensation and benefits expense	$42.2	$41.2
% of revenues	53%	50%
Non-compensation expenses	15.7	16.6
% of revenues	20%	20%
Total operating expenses	57.9	57.9
% of revenues	73%	70%
Total income before taxes	21.7	24.8
Pre-tax income margin	27%	30%
Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the first quarter of 2013 were $42.2 million, which reflected a 53% ratio of compensation to revenues. This amount compared to $41.2 million for the first quarter of 2012, which reflected a 50% ratio of compensation to revenues. The first quarter 2013 increase of $1.0 million, or 2% compared to the same period in 2012, resulted from an increase in accrued compensation. We increased the ratio of compensation to revenues in the first quarter of 2013 as compared to the first quarter of the prior year to remain consistent with the compensation ratio we incurred for calendar year 2012.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon the changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.
Non-Compensation Expenses
Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, interest expense and other operating expenses. Reimbursed client expenses are netted against non-compensation expenses.

Our non-compensation expenses were $15.7 million in the first quarter of 2013 compared to $16.6 million in the first quarter of 2012, reflecting a decrease of $0.9 million, or 5%. The decrease in non-compensation expenses principally resulted from slightly lower travel costs, professional fees and other operating costs and lower amortization of the Australian intangible assets as compared to the first quarter of 2012.

Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2013 and 2012 remained constant at 20%. For the first quarter of 2013, lower non-compensation expenses as compared to the first quarter of 2012 were spread over slightly lower revenues in the first quarter of 2013, resulting in comparable ratios of non-compensation expenses to revenues for each period.

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

Provision for Income Taxes
The provision for income taxes for the first quarter of 2013 was $8.1 million, which reflects an effective rate of 37%. This compared to an income tax expense in the first quarter of 2012 of $8.7 million, which reflected an effective tax rate of 35% for the period. The decrease in the provision for income taxes in the first quarter of 2013 as compared to the same period in the prior year was attributable to slightly lower pre-tax income allocated to common shareholders offset, in part, by a higher effective rate due to an increase in the proportion of income earned in higher tax rate jurisdictions.
The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate and invest. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. As of March 31, 2013, we had cash and cash equivalents on hand of $34.0 million, of which $20.9 million were held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
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
Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our private equity and real estate capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2013, we had long-term receivables related to private equity and real estate capital advisory engagements of $24.0 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2013, cash bonuses and accrued benefits of $15.2 million relating to 2012 compensation were paid to our employees. In addition, in the first quarter of 2013, we paid $13.8 million related to income taxes owed in the United States and Australia for the year ended December 31, 2012.
To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which matures on April 30, 2014. Historically, we have been able to extend the maturity date of the revolving loan facility for a one year period shortly before maturity although our ability to do so in the future is not certain. The facility bears interest at the higher of the Prime Rate or 3.25%. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co., LLC. At March 31, 2013, we had $26.5 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At March 31, 2013, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.

Historically, we have generated significant earnings outside the U.S. To support our corporate cash needs in the U.S. we may repatriate foreign earnings in excess of our local working capital requirements and other forecasted local needs. To the extent we repatriate foreign earnings from jurisdictions with a lower tax rate than the U.S. we may be subject to an incremental amount of U.S. tax on such earnings. However, we currently have excess foreign tax credits which may be available to offset any incremental U.S. tax amount. As a result, we would expect to incur a minimal amount, if any, of incremental U.S. tax from any such repatriations in the near future.
Since our exit from the merchant banking business, we have sought to realize value from our remaining principal investments, which consisted of investments in previously sponsored merchant banking funds and Iridium. During 2011, we sold substantially all of our interests in GCP II and all of our interests in GSAVP to unaffiliated third parties and received proceeds of $49.4 million, of which $15.5 million was repaid in December 2012 upon exercise by the purchasers of a put option. In 2012, we continued the liquidation of our previously sponsored merchant banking funds with the sale of our entire interest in GCP Europe for proceeds of $27.2 million. We used the proceeds from these transactions for open market share repurchases and to reduce borrowings outstanding on the revolving loan facility.
During the first quarter of 2013, we continued our trading plan to sell our entire interest in Iridium with the sale of 840,000 shares at an average price of $6.69 per share for proceeds of $5.6 million. Since we initiated our trading plan in October 2011, we have sold 5,560,000 shares of Iridium, or 57% of our holdings, at an average price of $7.54 per share for total proceeds of $41.9 million. Subsequent sales are scheduled to continue systematically under the plan until all of our interests in Iridium have been sold. The plan calls for the sale of our shares in Iridium in small daily increments, which represent a small percentage of recent daily trading volume levels. Specifically, we will sell 15,000 shares of Iridium common stock per trading day when the prior day's closing price of Iridium common stock is below $8.50, 20,000 shares per day when the prior day's closing price is between $8.50 and $9.50, or 25,000 shares per day when the prior day's closing price is above $9.50. The only exception is that we will not sell shares on the last five trading days of any calendar quarter. At March 31, 2013, we owned 4,244,016 shares of Iridium, which had a quoted market value of $25.6 million on that date, representing approximately 6% of Iridium's fully diluted shares.
Our deferred tax liabilities, which were $5.6 million as of March 31, 2013, principally relate to the unrealized gain in our investment in Iridium. The amount of the deferred tax liability may increase or decrease from period to period depending upon the change in the quoted market value of Iridium and is expected to decrease over time as we realize taxable gains upon the sale of that investment. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods. Our current tax liability will increase at the time we realize investment gains on the portion of our Iridium shares owned by our U.S. affiliate. Approximately 2.0 million of our Iridium shares are held by our European affiliate at a higher cost basis than the shares held in the U.S. If these shares are sold at the quoted value as of March 31, 2013, we will incur a capital loss for tax purposes, which will not be available to offset operating income. Based on the scheduled plan of sale, the shares held by our European affiliate are expected be sold beginning in the fourth quarter of 2013.
At March 31, 2013, our remaining investments in previously sponsored and other merchant banking funds were valued at $16.6 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term.
At March 31, 2013, we had unfunded commitments to merchant banking funds (not reflected on our balance sheet) of $3.5 million relating principally to future investments in GCP III, which may be drawn through November 2016. Thereafter, up to 15% of the commitment amount, to the extent not yet funded, may be drawn for follow-on investments. Our remaining commitments to the merchant banking funds may require us to fund capital calls on short notice. We are unable to predict the timing or magnitude of capital calls or distribution of investment proceeds.
In January 2013, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock during 2013. During the first quarter of 2013, we repurchased 169,809 shares of our common stock in open market purchases and we were deemed to have repurchased 177,969 shares of our common stock in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. In aggregate during the first quarter of 2013, we have repurchased 347,778 shares of our common stock and common stock equivalents at an average price of $58.90 per share, for a total purchase cost of $20.5 million. In addition, during the second quarter as of May 2, 2013, we have repurchased 215,998 shares of our common stock at an average price of $46.34 per share for a total purchase cost of $10.0 million. While we expect to fund future repurchases of common shares (if any) with operating cash flow and/or proceeds from our investments we are unable to predict the timing or magnitude of our share repurchases.

Based upon the number of restricted stock unit grants outstanding at April 30, 2013, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $64.2 million (as calculated based upon the closing share price as of April 30, 2013 of $46.19 per share and assuming a withholding tax rate of 38%) over the next five years, of which an additional $2.2 million will be payable in 2013, $19.6 million will be payable in 2014, $14.1 million will be payable in 2015, $11.2 million will be payable in 2016 , $11.3 million will be payable in 2017, and $5.8 million will be payable in 2018. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and will convert to shares of our common stock in tranches of 659,926 shares and 439,951 shares promptly following the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. If, however, the performance target for either tranche is not achieved, the contingent convertible preferred shares in such tranche will be canceled. As of March 31, 2013 the performance target for the first tranche was met and 659,926 contingent convertible preferred shares were converted to common shares in April 2013. The second tranche of contingent convertible preferred shares is subject to a measurement period of revenues from April 1, 2013 to March 31, 2015. The weighted number of shares and dilutive potential shares for the three month periods ended March 31, 2013 and 2012 do not include the Performance Stock shares related to the second tranche, which will be included in our share count at the time the revenue threshold is met.
While we believe that the cash generated from operations, proceeds from the sale of Iridium and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividends payments, share repurchases, commitments to merchant banking funds, and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly liquidate some of our remaining principal investments, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
In the first three months ending March 31, 2013, our cash and cash equivalents decreased by $16.4 million from December 31, 2012, including a decrease of $0.5 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $16.2 million from operating activities, including $34.5 million from net income after giving effect to the non-cash items and a net decrease in working capital of $18.3 million principally from the payment of annual bonuses and accrued income taxes. We generated $5.5 million from investing activities, from proceeds from the sale of Iridium of $5.6 million and distributions from other merchant banking funds of $0.2 million, offset by $0.3 million for equipment purchases. We used $37.6 million in financing activities, including $2.7 million of net repayments on our revolving loan facility, $14.1 million for the payment of dividends, $10.0 million for open market repurchases of our common stock, $10.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $0.2 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price.
In the first three months ending March 31, 2012, our cash and cash equivalents decreased by $20.0 million from December 31, 2011, net of an increase of $1.5 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $6.2 million from operating activities, including $32.6 million from net income after giving effect to the non-cash items and a net decrease in working capital of $26.3 million principally from the annual payment of bonuses. We generated $0.8 million from investing activities, primarily from proceeds from the sale of Iridium of $7.4 million and distributions from other merchant banking funds of $0.2 million, offset by $5.9 million used to fund capital calls for our merchant banking fund investments and $0.9 million for build out of office space. We used $28.6 million in financing activities, including $1.1 million of net repayments on our revolving loan facility, $14.5 million for the payment of dividends, $2.5 million for open market repurchases of our common stock, $6.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $3.6 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price.
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
With regard to our investments in Iridium and the merchant banking funds, we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments in publicly traded securities held by us. This analysis showed that if we assume that at March 31, 2013, the market prices of all public securities held by the Firm were 10% lower, the impact on our operations would be a decrease in revenues of $2.6 million.
We manage the risks associated with the merchant banking investments by assessing information provided by the funds.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 38% of our revenues for the period ended March 31, 2013 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the three month period ended March 31, 2013, as compared to the same period in 2012, the value of the U.S. dollar strengthened slightly relative to the pound sterling and Australian dollar and weakened relative to the euro. In aggregate, there was a nominal impact on our revenues in the first three months of 2013 as compared to the same period in 2012 as a result of movements in the rates of exchange. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates
We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Basis of Financial Information
These condensed consolidated financial statements are prepared in conformity with GAAP in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.
The condensed consolidated financial statements include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which we have a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, we consolidate the general partners of the merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in the merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. We do not consolidate the merchant banking funds since the

Firm through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. For further discussion of these and other significant accounting policies, see “Note 2 - Summary of Significant Accounting Policies” in our condensed consolidated financial statements, and our 2012 Annual Report on Form 10-K.
Revenue Recognition
Advisory Revenues

The Firm's accounting policy is to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) the agreed-upon services have been completed and delivered to the client or the transaction or events noted in the engagement letter are determined to be substantially complete, (iii) fees are fixed and determinable, and (iv) collection is reasonably assured.

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

The Firm's clients reimburse certain expenses we incur in the conduct of advisory engagements. Expenses are reported net of such client reimbursements.
Investment Revenues

Investment revenues consist of (i) gains (or losses) on the Firm's investments in certain merchant banking funds, Iridium and other investments, (ii) profit overrides from certain merchant banking funds, if any, and (iii) interest income.
We recognize revenue on our investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds. We recognize revenue on its other investments, including Iridium, which consider our influence or control of the investee, based on gains and losses on investment positions held, which arise from sales or changes in the fair value of investments. The amount of gains or losses are not predictable and can cause periodic fluctuations in net income and therefore subject us to market and credit risk.
If certain financial returns are achieved over the life of a merchant banking fund, we may recognize merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Firm. We may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”).
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits.

Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Firm by utilizing past client transaction history and an assessment of the client’s creditworthiness.
Included in the advisory fees receivable balance are long term receivables related to private equity and real estate capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to capital advisory engagements.
Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. We control credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
Investments
Our investments in the merchant banking funds are recorded under the equity method of accounting based upon our proportionate share of the fair value of the underlying merchant banking fund’s net assets. Our other investments, which consider our influence or control of the investee, are recorded at either estimated fair value or under the equity method of accounting based, in part, upon our proportionate share of the investee’s net assets.
Goodwill
Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. We test goodwill for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating unit is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income in the condensed consolidated statements of changes in equity.
Restricted Stock Units
We account for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and generally amortized over a five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of our common stock at the date of grant. As we expense the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. We record dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.
Earnings per Share
We calculate basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS includes the determinants of basic EPS plus the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.
Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted earnings per share is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by us with the proceeds to be received upon settlement at the average market closing price during the reporting period. The denominator for basic EPS includes the number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes.
Provision for Taxes
We account for taxes in accordance with the guidance for income taxes which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
We follow the guidance for income taxes in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance.

Deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of change. We apply the “more-likely-than-not criteria” when determining tax benefits.
Financial Instruments and Fair Value
We account for financial instruments measured at fair value in accordance with accounting guidance for fair value measurements and disclosures which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the pronouncement are described below:
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

Item 4.  Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Firm's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- Other Information

Item 1.  Legal Proceedings
The Firm is from time to time involved in legal proceedings incidental to the ordinary course of its business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of 2013:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 – January 31	—	$—	—	$100,000,000
February 1 – February 28	169,809	58.93	—	89,993,216
March 1 – March 31	—	—	—	89,993,216
Total	169,809		—	$89,993,216

_____________________________________________

(1)
Excludes 177,969 shares we are deemed to have repurchased at $58.88 per share from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	The Board of Directors, effective on January 23, 2013, authorized the repurchase of up to $100,000,000 of our common stock during 2013.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1	Modification Agreement, dated as of March 27, 2013, between First Republic Bank and Greenhill & Co., Inc.
10.2	Renewal and Modification Agreement, dated as of May 1, 2013, between First Republic Bank and Greenhill & Co, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 6, 2013

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb
Chief Financial Officer

II-1