Form 10-Q
period 2013-06-30
GREENHILL & CO INC
filed 2013-08-01
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of July 25, 2013, there were 27,747,240 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Cash and cash equivalents ($5.2 million and $7.1 million restricted from use at June 30, 2013 and December 31, 2012, respectively)	$33,533	$50,324
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at June 30, 2013 and December 31, 2012	57,015	54,444
Other receivables	2,896	1,554
Property and equipment, net of accumulated depreciation of $54.9 million and $54.8 million at June 30, 2013 and December 31, 2012, respectively	12,851	14,404
Other investments	26,100	34,215
Investments in merchant banking funds	12,997	16,772
Goodwill	146,227	164,890
Deferred tax asset, net	48,431	47,512
Other assets	2,605	2,855
Total assets	$342,655	$386,970
Liabilities and Equity
Compensation payable	$15,337	$21,419
Accounts payable and accrued expenses	7,860	7,872
Bank loan payable	32,250	29,125
Current income taxes payable	8,600	15,797
Deferred tax liability	6,956	9,245
Total liabilities	71,003	83,458
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 37,757,421 and 36,513,507 shares issued as of June 30, 2013 and December 31, 2012, respectively; 27,850,708 and 27,488,828 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	377	365
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized and 1,099,877 shares issued as of June 30, 2013 and December 31, 2012 and 439,951 and 1,099,877 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	14,446	46,950
Restricted stock units	96,764	107,253
Additional paid-in capital	528,248	458,642
Exchangeable shares of subsidiary; 257,156 shares issued as of June 30, 2013 and December 31, 2012, respectively; 32,804 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	1,958	1,958
Retained earnings	161,978	159,918
Accumulated other comprehensive income (loss)	(7,979)	6,624
Treasury stock, at cost, par value $0.01 per share; 9,906,713 and 9,024,679 shares as of June 30, 2013 and December 31, 2012 respectively	(525,182)	(479,551)
Stockholders’ equity	270,610	302,159
Noncontrolling interests	1,042	1,353
Total equity	271,652	303,512
Total liabilities and equity	$342,655	$386,970
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2013	2012	2013	2012
Revenues
Advisory revenues	$83,066	$45,148	$164,513	$118,403
Investment revenues	3,624	2,170	1,767	11,604
Total revenues	86,690	47,318	166,280	130,007
Expenses
Employee compensation and benefits	45,946	28,404	88,128	69,641
Occupancy and equipment rental	4,330	4,477	8,650	8,743
Depreciation and amortization	1,024	1,717	2,752	3,688
Information services	1,913	2,205	3,977	4,089
Professional fees	1,639	1,384	2,753	2,735
Travel related expenses	3,237	2,645	6,481	6,089
Interest expense	247	289	528	508
Other operating expenses	2,940	2,673	5,924	6,179
Total expenses	61,276	43,794	119,193	101,672
Income before taxes	25,414	3,524	47,087	28,335
Provision for taxes	9,927	1,282	17,983	9,959
Consolidated net income	15,487	2,242	29,104	18,376
Less: Net income allocated to noncontrolling interests	—	—	—	—
Net income allocated to common stockholders	$15,487	$2,242	$29,104	$18,376
Average shares outstanding:
Basic	29,912,161	30,507,700	30,131,291	30,649,957
Diluted	29,920,179	30,512,613	30,171,500	30,656,429
Earnings per share:
Basic	$0.52	$0.07	$0.97	$0.60
Diluted	$0.52	$0.07	$0.96	$0.60
Dividends declared and paid per share	$0.45	$0.45	$0.90	$0.90

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income	$15,487	$2,242	$29,104	$18,376
Currency translation adjustment, net of tax	(13,145)	(2,284)	(14,603)	466
Comprehensive income (loss)	2,342	(42)	14,501	18,842
Less: Net income allocated to noncontrolling interests	—	—	—	—
Comprehensive income (loss) allocated to common stockholders	2,342	(42)	14,501	18,842

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Six Months Ended June 30,	Year Ended December 31,
	2013	2012
	(unaudited)	(audited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$365	$358
Common stock issued	12	7
Common stock, end of the period	377	365
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	46,950	46,950
Contingent convertible preferred stock converted	(32,504)	—
Contingent convertible preferred stock, end of the period	14,446	46,950
Restricted stock units
Restricted stock units, beginning of the period	107,253	99,916
Restricted stock units recognized	28,596	54,178
Restricted stock units delivered	(39,085)	(46,841)
Restricted stock units, end of the period	96,764	107,253
Additional paid-in capital
Additional paid-in capital, beginning of the period	458,642	412,283
Common stock issued	71,365	51,306
Tax (expense) from the delivery of restricted stock units	(1,759)	(4,947)
Additional paid-in capital, end of the period	528,248	458,642
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	6,578
Exchangeable shares of subsidiary delivered	—	(4,620)
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	159,918	173,374
Dividends	(28,121)	(57,129)
Tax benefit from payment of restricted stock unit dividends	1,077	1,581
Net income allocated to common stockholders	29,104	42,092
Retained earnings, end of the period	161,978	159,918
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income, beginning of the period	6,624	3,128
Currency translation adjustment, net of tax	(14,603)	3,496
Accumulated other comprehensive income (loss), end of the period	(7,979)	6,624
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(479,551)	(396,386)
Repurchased	(45,631)	(83,165)
Treasury stock, end of the period	(525,182)	(479,551)
Total stockholders’ equity	270,610	302,159
Noncontrolling interests
Noncontrolling interests, beginning of the period	1,353	1,353
Net income allocated to noncontrolling interests	—	—
Distributions to noncontrolling interests	(311)	—
Noncontrolling interests, end of the period	1,042	1,353
Total equity	$271,652	$303,512

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2013	2012
Operating activities:
Consolidated net income	$29,104	$18,376
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	2,752	3,688
Net investment gains	(1,217)	(8,134)
Restricted stock units recognized and common stock issued	28,596	27,734
Deferred taxes	2,064	(1,250)
Deferred gain on sale of certain merchant banking assets	(97)	(129)
Changes in operating assets and liabilities:
Advisory fees receivable	(2,571)	5,967
Other receivables and assets	(1,757)	(2,239)
Compensation payable	(6,070)	(25,896)
Accounts payable and accrued expenses	1,748	4,794
Current income taxes payable	(7,197)	(324)
Net cash provided by operating activities	45,355	22,587
Investing activities:
Purchases of investments	(500)	(6,536)
Proceeds from sales of investments	11,751	16,670
Distributions from investments	922	780
Purchases of property and equipment	(802)	(1,378)
Net cash provided by investing activities	11,371	9,536
Financing activities:
Proceeds from revolving bank loan	70,675	29,945
Repayment of revolving bank loan	(67,550)	(30,220)
Distributions to noncontrolling interests	(311)	—
Dividends paid	(28,121)	(28,999)
Purchase of treasury stock	(45,631)	(19,584)
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	(682)	(3,504)
Net cash used in financing activities	(71,620)	(52,362)
Effect of exchange rate changes on cash and cash equivalents	(1,897)	(201)
Net decrease in cash and cash equivalents	(16,791)	(20,440)
Cash and cash equivalents, beginning of period	50,324	62,050
Cash and cash equivalents, end of period	$33,533	$41,610
Supplemental disclosure of cash flow information:
Cash paid for interest	$427	$542
Cash paid for taxes, net of refunds	$24,132	$11,982

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
The Company's activities as an investment banking firm constitute one business segment, with two principal sources of revenue:

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
GCI is engaged in investment banking activities in the U.K. and GCE is engaged in investment banking activities in Europe. GCI and GCE are subject to regulation by the U.K. Financial Conduct Authority (“FCA”). GCJ and GCC are engaged in investment banking activities in Japan and Canada, respectively. GCJ is registered with the Kanto Local Finance Bureau in Japan and is subject to regulation by the Financial Services Agency in Japan. Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”). GCS is engaged in investment banking activities in Sweden and the general Nordic region and is subject to regulation by the Swedish Financial Supervisory Authority.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.6 million and $2.4 million for the three months ended June 30, 2013 and 2012, respectively and $3.5 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively.
Investment Revenues

Investment revenues consist of (i) gains (or losses) on the Company's investments in certain merchant banking funds, Iridium and other investments, (ii) profit overrides from certain merchant banking funds, if any, and (iii) interest income.
The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. The Company recognizes revenue on its other investments, including Iridium, which considers the Company's influence or control of the investee, based on gains and losses on investment positions held, which arise from sales or changes in the fair value of investments. The amount of gains or losses are not predictable and can cause periodic fluctuations in net income and therefore subject the Company to market and credit risk.
If certain financial returns are achieved over the life of a merchant banking fund, the Company may recognize merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). As of June 30, 2013, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash.

At June 30, 2013 and December 31, 2012, the Company had $33.5 million and $50.3 million of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At June 30, 2013 and December 31, 2012, the carrying value of the Company’s cash equivalents amounted to $0.1 million and $4.5 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.
Also included in the total cash and cash equivalents balance at June 30, 2013 and December 31, 2012 was restricted cash of $5.2 million and $7.1 million, respectively (including $0.9 million and $2.6 million restricted for the payout of Greenhill Australia's deferred compensation plan, respectively).
The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record a charge for bad debt expense for either of the three or six month periods ended June 30, 2013 or 2012.
Included in the advisory fees receivable balance at June 30, 2013 and December 31, 2012 were $20.7 million and $29.8 million, respectively, of long term receivables related to private equity and real estate capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to capital advisory engagements of $0.2 million for each of the three month periods ended June 30, 2013 and 2012 and $0.3 million and $0.4 million for each of the six month periods ended June 30, 2013 and 2012, respectively.
Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
Investments
The Company's investment in Iridium is valued using its quoted market price. The Company's investments in merchant banking funds are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The value of merchant banking fund investments in publicly traded securities is determined using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the Company's investments are carried on its condensed consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
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
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income in the condensed consolidated statements of changes in equity. At June 30, 2013, goodwill decreased by $18.7 million from the beginning of the year as a result of the foreign currency translation adjustment.

Restricted Stock Units
The Company accounts for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and the units are generally amortized over a three to five year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments on outstanding restricted stock units as a dividend payment and a charge to equity.
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
Aircraft – 7 years
Equipment – 5 years
Furniture and fixtures – 7 years
Leasehold improvements – the lesser of 10 years or the remaining lease term

Note 3 — Investments
Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds. In addition, at June 30, 2013 the Company had a limited partnership interest in Greenhill Capital Partners III ("GCP III"). See "Note 11 - Subsequent Events" for additional information relating to the Company's sale of GCP III in July 2013.
The Company recognized a gain at the time of the exit from the merchant banking business, which is amortizing over a five year period ending in 2014.
As of June 30, 2013, the Company continues to retain control only of the general partner of GCP I and GCP II and consolidates the results of each such general partner. As the general partner, the Company is entitled to receive from those funds a portion of the override of the profits realized from investments. The Company recognizes profit overrides related to certain merchant banking funds at the time certain performance hurdles are achieved. The Company did not recognize any profit overrides for the three or six month periods ended June 30, 2013 and 2012.

The carrying value of the Company’s investments in merchant banking funds are as follows (in thousands):

	As of June 30,	As of December 31,
	2013	2012
	(unaudited)
Investment in GCP I	$1,587	$2,247
Investment in GCP II	7,516	11,173
Investment in GCP III	2,025	1,367
Investment in other merchant banking funds	1,869	1,985
Total investments in merchant banking funds	$12,997	$16,772
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million and $0.3 million at June 30, 2013 and December 31, 2012, respectively, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II principally represents the capital interest in a portfolio company and also includes $0.9 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively, related to the noncontrolling interests in the general partner of GCP II. The investment in GCP III consists of a limited partnership interest in a merchant banking fund. The Company committed $5.0 million to GCP III, of which $2.9 million remained unfunded at June 30, 2013. See "Note 11 - Subsequent Events".
Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of GCP I at June 30, 2013 and December 31, 2012. This amount may increase or decrease depending on the change in the fair value of GCP I, and is payable, subject to clawback, at the time cash proceeds are realized.
Investments in other merchant banking funds includes the Company's investment in Barrow Street III, a real estate investment fund, which we committed $5.0 million to in 2005. At June 30, 2013, $0.1 million of the Company's commitment remains unfunded and may be drawn any time prior to the expiration of the fund in June 2015.
Other Investments
The Company has other investments including investments in Iridium and certain deferred compensation plan investments related to Greenhill Australia. The Company’s other investments are as follows (in thousands):

	As of June 30,	As of December 31,
	2013	2012
	(unaudited)
Iridium common stock	$26,066	$34,165
Deferred compensation plan investments	34	50
Total other investments	$26,100	$34,215

Iridium
At June 30, 2013, the Company owned 3,359,016 shares of Iridium common stock (NASDAQ:IRDM) with a quoted market price of $7.76 per share and had fully diluted share ownership in Iridium of approximately 4%. At December 31, 2012, the Company owned 5,084,016 shares of Iridium common stock with a quoted market price of $6.72 per share and had a fully diluted ownership of approximately 7%.
The carrying value of the investment in Iridium common stock is valued at the end of each period and its closing quoted market price. The Company’s investment in Iridium is accounted for as a trading security as the Company does not maintain or exercise significant influence over Iridium.

Deferred compensation plan investments
In connection with the acquisition of Caliburn Partnership Pty Limited ("Caliburn"), the Company assumed amounts due under Caliburn's deferred compensation plan. Under this plan, a portion of certain employees' compensation was deferred and invested in cash, or at the election of each respective employee, in certain mutual fund investments. These investments are being distributed to certain employees of Greenhill Australia over a period ending in 2016. The invested assets relating to this plan have been recorded on the condensed consolidated statements of financial condition as components of both cash and cash equivalents and other investments. The deferred compensation liability relating to the plan has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable. Subsequent to the acquisition, the Company discontinued future participation in the plan.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Net realized and unrealized gains on investment in Iridium	$6,652	$1,372	$4,570	$9,674
Net realized and unrealized gains (losses) on investments in merchant banking funds	(3,354)	388	(3,354)	1,092
Deferred gain on sale of certain merchant banking assets	49	65	98	129
Interest income	277	345	453	709
Total investment revenues	$3,624	$2,170	$1,767	$11,604
Fair Value Hierarchy
The following tables set forth by level, assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 investments in the fair value measurement hierarchy during the three and six month periods ended June 30, 2013 and 2012.
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
	(in thousands)
Assets
Iridium common stock	$26,066	$—	$—	$26,066
Deferred compensation plan investments	—	34	—	34
Total investments	$26,066	$34	$—	$26,100
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
	(in thousands)
Assets
Iridium common stock	$34,165	$—	$—	$34,165
Deferred compensation plan investments	—	50	—	50
Total investments	$34,165	$50	$—	$34,215
Level 3 Gains and Losses
There were no Level 3 investments during the three and six month periods ended June 30, 2013 and 2012.

Note 4 — Related Parties
At June 30, 2013 and December 31, 2012, the Company had no amounts receivable or payable to related parties.
In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital beginning in April 2011. This sublease is expected to terminate in December 2013. The Company also subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.4 million and $0.8 million for each of the three and six month periods ended June 30, 2013 and 2012, respectively, included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 5 — Revolving Bank Loan Facility
At June 30, 2013, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. Effective May 1, 2013, the loan facility was renewed, with a maturity date of April 30, 2014. The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lender and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $31.8 million and $27.2 million for the six months ended June 30, 2013 and 2012, respectively. The weighted average interest rate was 3.25% and 3.7% for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, the Company was compliant with all loan covenants.

Note 6 — Equity
On June 19, 2013, a dividend of $0.45 per share was paid to stockholders of record on June 5, 2013. Dividends include dividend equivalents of $3.1 million and $2.9 million, which were paid on outstanding restricted stock units during the six months ended June 30, 2013 and June 30, 2012, respectively.
During the six months ended June 30, 2013, 581,546 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 180,667 shares at an average price of $58.69 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the six months ended June 30, 2013, the Company repurchased in open market transactions 701,367 shares of its common stock at an average price of $49.94 per share.
During the six months ended June 30, 2012, 419,908 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 152,187 shares at an average price of $46.55 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the six months ended June 30, 2012, the Company repurchased in open market transactions 350,206 shares of its common stock at an average price of $35.69 per share.
In connection with the acquisition of Caliburn, 1,099,877 shares of contingent convertible preferred stock ("Performance Stock") were issued. The Performance Stock, which does not pay dividends, was issued in tranches of 659,926 shares and 439,951 shares and converts to shares of the Company's common stock promptly after the third and fifth anniversary of the closing of the acquisition, respectively, if certain separate revenue targets are achieved. The revenue target for the first tranche was achieved and on April 1, 2013, the third anniversary of the closing, 659,926 shares of Performance Stock, which had a fair value of $32.5 million at the acquisition date, were converted to common stock. If the revenue target for the second tranche is not achieved, the Performance Stock in that tranche will be canceled.

Note 7 — Earnings Per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$15,487	$2,242	$29,104	$18,376
Denominator for basic EPS — weighted average number of shares	29,912	30,508	30,131	30,650
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	8	5	40	6
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	29,920	30,513	30,171	30,656
Earnings per share:
Basic	$0.52	$0.07	$0.97	$0.60
Diluted	$0.52	$0.07	$0.96	$0.60
The weighted number of shares and dilutive potential shares for the three and six month periods ended June 30, 2013 include the conversion of the first tranche of 659,926 shares of Performance Stock to common stock. The weighted number of shares for the three and six month periods ended June 30, 2012 do not include the dilutive effect of the first tranche of Performance Stock since the revenue target was not achieved at that time. The weighted number of shares and dilutive potential shares for the three and six month periods ended June 30, 2013 and 2012 do not include the Performance Stock related to the second tranche, which will be included in the Company's share count at the time the revenue target is met. If the revenue target for the second tranche is not achieved, the contingent convertible preferred shares in that tranche will be canceled.

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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of June 30, 2013, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 9 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2013, G&Co’s net capital was $5.7 million, which exceeded its requirement by $5.2 million. G&Co’s aggregate indebtedness to net capital ratio was 148.98 to 1 at June 30, 2013. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCE are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of June 30, 2013, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 10 - Business Information
The Company's activities as an investment banking firm constitute one business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investment, which includes the Company's principal investments in merchant banking funds, Iridium and other investments and interest.
The following provides a breakdown of our revenues by source for the three and six month periods ended June 30, 2013 and 2012, respectively:

	For the Three Months Ended
	June 30, 2013		June 30, 2012
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$83.1	96%	$45.1	95%
Investment revenues	3.6	4%	2.2	5%
Total revenues	$86.7	100%	$47.3	100%

	For the Six Months Ended
	June 30, 2013		June 30, 2012
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$164.5	99%	$118.4	91%
Investment revenues	1.8	1%	11.6	9%
Total revenues	$166.3	100%	$130.0	100%
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
On July 17, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on September 18, 2013 to the common stockholders of record on September 4, 2013.
In July 2013, the Company sold its entire investment in GCP III for approximately $2.0 million, which represented the book value of the investment at June 30, 2013. In connection with that sale, the purchasers assumed the remaining undrawn commitments to the fund.

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
Beginning in 2011, we initiated the monetization of our investments in both our previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II and GSAVP for $49.4 million, which represented the book value of the investments. In 2012, we repurchased interests in two portfolio companies of GCP II for $15.5 million upon exercise of put rights. Also, in 2012, we sold our entire interest in GCP Europe for $27.2 million, which represented approximately 90% of its book value. In July 2013, we sold our investment in GCP III for $2.0 million, which represented the book value of our investment. In conjunction with that sale we eliminated our last remaining commitment to merchant banking fund investments.

Beginning in October 2011, we initiated a plan to sell our entire interest in Iridium (NASDAQ: IRDM) systematically over a period expected to be two or more years. As of June 30, 2013, we have sold approximately 66% of our holdings in Iridium, which generated proceeds of $48.0 million. The net proceeds of the merchant banking fund and Iridium sales have been used principally to repurchase our common stock and reduce the outstanding amount of our revolving loan facility.

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
Advisory revenues were $83.1 million in the second quarter of 2013 compared to $45.1 million in the second quarter of 2012, which represents an increase of 84%. For the six months ended June 30, 2013, advisory revenues were $164.5 million compared to $118.4 million for the comparable period in 2012, which represents an increase of 39%. During the six month period, worldwide completed M&A volume increased by 5% from $995 billion to $1,041 billion(1). However, much of this year's volume relates to a small number of large transactions. Another indicator of market activity is the number of completed transactions which decreased 17% in the first six months of 2013 as compared to the same period in 2012(1). Over the same period worldwide announced M&A volume declined by 15% from $1,139 billion in the first six months of 2012 to $963 billion in the first six months of 2013 while the number of announced transactions declined by 13%(2). These metrics indicate that the pace of M&A activity has declined from 2012, which was itself a relatively slow period for M&A. Since the majority of advisory revenues are generated upon a completion of an assignment, and there is often a significant lead time between announcement and completion of a transaction, we expect the decline in announced transactions and announced transaction volumes in the first half of 2013 will lead to reduced advisory revenues in the second half of the year, as compared to the second half of 2012, for the M&A industry as a whole.
We believe our business performance is best measured over longer periods of time, and in that regard it is noteworthy that our advisory revenues for the twelve month period ending June 30, 2013 (a measure we refer to as trailing twelve months advisory revenues) was approximately $337 million. In terms of geographic diversity, during the first six months of 2013, North America, and specifically the U.S. M&A business, continues to be the strongest performing region for us, consistent with the global market statistics by region. Our European business showed a modest improvement in the first six months of 2013 compared to the same period in 2012 in what continues to be a difficult economic and transaction environment in that market. Our Australian revenue was flat year-over-year, in what has become a more challenging environment than in previous years.
We generally experience significant variations in revenues and profits from quarter to quarter. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Moreover, the value of our principal investments may vary significantly from period to period and depends on a number of factors beyond our control, including most notably credit and public equity markets and general economic conditions. As a result, our quarterly results vary and our results in one period may not be indicative of our results in any future period.

________________________

(1)	Source: Global M&A completed volume and number of transactions for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Source: Thompson Financial as of July 26, 2013.

(2)	Source: Global M&A announced volume and number of transactions for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Source: Thompson Financial as of July 26, 2013.

Results of Operations
Summary
Our total revenues of $86.7 million for the second quarter of 2013 compare with total revenues of $47.3 million for the second quarter of 2012, which represents an increase of $39.4 million, or 83%. Advisory revenues for the second quarter of 2013 were $83.1 million compared to $45.1 million for the second quarter of 2012. Investment revenues for the second quarter of 2013 were $3.6 million compared to $2.2 million in the second quarter of the prior year. The increase in our second quarter revenues as compared to the same period in 2012 resulted from increases in both advisory revenues of $37.9 million and in investment revenues of $1.4 million.
For the six months ended June 30, 2013, total revenues were $166.3 million compared to $130.0 million over the same year to date period in 2012, which represents an increase of $36.3 million, or 28%. Advisory revenues for the six months ended June 30, 2013 were $164.5 million compared to $118.4 million over the same year to date period in 2012. Investment revenues for the six months ended June 30, 2013 were $1.8 million compared to $11.6 million for the same period in the prior year. The increase in our year to date revenues as compared to the same period in 2012 resulted from an increase in advisory revenues of $46.1 million, offset in part by a decrease in investment revenues of $9.8 million.
Our second quarter 2013 net income allocated to common stockholders of $15.5 million and diluted earnings per share of $0.52 compare to net income allocable to common stockholders of $2.2 million and diluted earnings per share of $0.07 in the second quarter of 2012. On a year to date basis, net income allocable to common stockholders of $29.1 million and diluted earnings per share of $0.96 compare to net income allocated to common stockholders of $18.4 million and diluted earnings per share of $0.60 for the same period in 2012.
Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues by Source
The following provides a breakdown of total revenues by source for the three and six month periods ended June 30, 2013 and 2012, respectively:

	For the Three Months Ended
	June 30, 2013		June 30, 2012
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$83.1	96%	$45.1	95%
Investment revenues	3.6	4%	2.2	5%
Total revenues	$86.7	100%	$47.3	100%

	For the Six Months Ended
	June 30, 2013		June 30, 2012
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$164.5	99%	$118.4	91%
Investment revenues	1.8	1%	11.6	9%
Total revenues	$166.3	100%	$130.0	100%

Advisory Revenues
Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, capital raisings or similar transactions.  We earned $83.1 million in advisory revenues in the second quarter of 2013 compared to $45.1 million in the second quarter of 2012, an increase of 84%. The increase in advisory revenues in the second quarter of 2013 as compared to the same period in 2012 resulted primarily from an increase in the number and size of completed assignments, offset by a decline in announcement and opinion fees.

For the six months ended June 30, 2013, advisory revenues were $164.5 million compared to $118.4 million for the comparable period in 2012, an increase of 39%. This increase resulted principally from an increase in the number and size of completed assignments, offset in part by a slight decrease in announcement and opinion fees and fund placement fees.

During the six months ended June 30, 2013 we earned $1 million or more from 33 clients compared to 26 clients in the same period in 2012. For the year to date period ended June 30, 2013 as compared to the same period in 2012 we generated a greater portion of our advisory revenues from M&A transaction activity compared to other sources of revenue with restructuring and financing advisory and fund placement fees both lower in the first half of 2013. Within M&A, a larger portion of our revenue was derived from completion fees, with announcement fees lower consistent with the level of market activity. Retainer revenue remained relatively constant over the six month periods ending June 30, 2013 and 2012.

Completed assignments in the second quarter of 2013 included:

•	the representation of Aimia in the renewal process for Aeroplan's financial card portfolio;

•	the sale by the AMP Capital owned Jeminex of its Industrial & Safety division to Bunzl plc;

•	the acquisition by ASML Holding NV of Cymer, Inc.;

•	the representation of Azelis S.A. on the refinancing of its syndicated debt package;

•	the sale of Coventry Health Care, Inc. to Aetna;

•	the acquisition by Fifth Street Finance Corp. of Healthcare Finance Group, LLC;

•	the acquisition by Inergy LP from Crestwood Holdings of Crestwood Holdings' general partner interest and incentive distribution right interest in Crestwood Midstream;

•	the sale by Mi9 of its 30% holding in iSelect;

•
the representation of the Special Committee of the Board of Directors of Par Petroleum Corporation in connection with certain aspects of its acquisition of Tesoro Hawaii, LLC from Tesoro Corporation; and

•	the sale by Transpower New Zealand (The New Zealand Government owned electricity transmission company) of its wholly owned subsidiary, d-cyphaTrade Limited, to the Australian Securities Exchange.

During the second quarter of 2013, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for five interim closings of limited partnership interests in such funds. We also advised on the secondary market sale of two limited partnership interests.

Investment Revenues

Investment revenues primarily consist of our investment gains and losses from our investments in Iridium and previously sponsored merchant banking funds.
The following table sets forth additional information relating to our investment revenues for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, unaudited)
Net realized and unrealized gain in Iridium	$6.7	$1.4	$4.6	$9.7
Net realized and unrealized gains/(losses) on investments in merchant banking funds	(3.4)	0.4	(3.4)	1.1
Deferred gain on sale of certain merchant banking assets	—	0.1	0.1	0.1
Interest income	0.3	0.3	0.5	0.7
Total investment revenues	$3.6	$2.2	$1.8	$11.6

In the second quarter of 2013, we recorded investment revenues of $3.6 million compared to investment revenues of $2.2 million in the second quarter of 2012, or a net increase in revenues of $1.4 million. The increase in investment revenues resulted from a greater gain in the quoted market value of our investment in Iridium in the second quarter of 2013 as compared to the same period in 2012, offset by a loss in our merchant banking fund investments. In the second quarter of 2013, we recognized a gain on our investment in Iridium of $6.7 million as compared to a gain of $1.4 million in the second quarter of 2012. Also, during the second quarter of 2013, we recognized a loss of $3.4 million in the estimated fair value of our investment in previously sponsored merchant banking funds as compared to a gain of $0.4 million recorded in the second quarter of 2012.

For the first six months of 2013, we recorded investment revenues of $1.8 million compared to investment revenues of $11.6 million in the first six months of 2012. The decrease in investment revenues of $9.8 million resulted principally from a smaller increase in the quoted value of our investment in Iridium and a loss in our investment in merchant banking funds in 2013 as compared to a gain in 2012. In the six month period ended June 30, 2013, we recognized a gain on our investment in Iridium of $4.6 million as compared to a gain of $9.7 million in the same six month period in 2012. Also, during the six months ended June 30, 2013, we recognized a loss of $3.4 million in the estimated fair value of our investment in previously sponsored merchant banking funds as compared to a gain of $1.1 million recorded in the same period in 2012.
We recognize gains or losses from our investment in Iridium from marking to market our holdings at the end of each period to record unrealized gains or losses. To the extent we sell our holdings in Iridium for a price above or below our mark for the previously reported period, we recognize realized gains or losses on such sales during the period of sale. At June 30, 2013, we owned 3,359,016 shares of Iridium common stock, or approximately 4% of Iridium's fully diluted ownership. At June 30, 2012, we owned 6,939,016 shares of Iridium common stock, or approximately 9% on a fully diluted basis.
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
At June 30, 2013, we had principal investments of $39.1 million, including our investments in Iridium of $26.1 million and in merchant banking funds of $13.0 million. As part of our plan to sell our entire interest in Iridium over time, during the second quarter of 2013, we sold 885,000 shares at an average price of $6.93 per share for proceeds of $6.1 million. During the first six months of 2013, we sold 1,725,000 shares of Iridium at an average price of $6.81 per share for proceeds of $11.8 million.

In July 2013, we sold our investment in GCP III for $2.0 million, which represented the book value of our investment. In connection with that sale we also eliminated our last remaining commitment to invest in merchant banking funds.
Significant changes in the estimated fair value of Iridium or our investment in merchant banking funds may have a material effect, positive or negative, on our revenues and thus our results of operations.
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

Our total operating expenses for the second quarter of 2013 were $61.3 million, compared to $43.8 million of total operating expenses for the second quarter of 2012. This represents an increase in total operating expenses of $17.5 million, or 40%, and results principally from an increase in our compensation and benefits expenses consistent with increased revenues, as described in more detail below. The pre-tax profit margin for the second quarter of 2013 was 29%, as compared to 7% for the second quarter of 2012.

For the six months ended June 30, 2013, total operating expenses were $119.2 million, compared to $101.7 million of total operating expenses for the same period in 2012. The increase of $17.5 million, or 17%, relates to an increase in our compensation and benefits expenses consistent with our increased revenues, as described in more detail below. The pre-tax profit margin for the six months ended June 30, 2013 was 28%, as compared to 22% for the same period in 2012.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three months ended June 30, 2013		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, unaudited)
Employee compensation and benefits expense	$45.9	$28.4	$88.1	$69.6
% of revenues	53%	60%	53%	54%
Non-compensation expense	15.3	15.4	31.1	32.0
% of revenues	18%	33%	19%	25%
Total operating expense	61.3	43.8	119.2	101.7
% of revenues	71%	93%	72%	78%
Total income before tax	25.4	3.5	47.1	28.3
Pre-tax profit margin	29%	7%	28%	22%
Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the second quarter of 2013 were $45.9 million, which reflected a 53% ratio of compensation to revenues. This amount compared to $28.4 million for the second quarter of 2012, which reflected a 60% ratio of compensation to revenues. The increase of $17.5 million, was primarily attributable to the increase in revenues during the period and resulted in an increase in accrued compensation as compared to the second quarter of 2012.

For the six months ended June 30, 2013, our employee compensation and benefits expenses were $88.1 million compared to $69.6 million for the same period in the prior year. The increase of $18.5 million, or 27%, resulted principally from the increase in revenues in the first six months of 2013. The ratio of compensation expense to revenues was 53% for the first six months of 2013 as compared to 54% for the same six month period in 2012.

Our ratio of compensation to revenues for the three and six month periods ended June 30, 2013 of 53% remained consistent with the compensation ratio we incurred for calendar year 2012.

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

Our non-compensation expenses were $15.3 million in the second quarter of 2013 compared to $15.4 million in the second quarter of 2012, reflecting a decrease of $0.1 million. The decrease in non-compensation expenses principally resulted from the benefit of lower amortization of the Australian intangible assets, which were fully amortized in the first quarter of 2013, offset by an increase in travel expenses associated with new business activities.
For the six months ended June 30, 2013, our non-compensation expenses were $31.1 million compared to $32.0 million for the same period in 2012, representing a decrease of $0.9 million, or 3%. The decrease in non-compensation expenses is principally attributable to the aforementioned benefit of the completion of the amortization period of the Australian intangible assets.
Non-compensation expenses as a percentage of revenues for the three months ended June 30, 2013 were 18% compared to 33% for the same period in 2012. The decrease in non-compensation expenses as a percentage of revenues resulted principally from the benefit of spreading our costs over significant higher revenues earned during the second quarter of 2013 as compared to the same period in 2012.
Non-compensation expenses as a percentage of revenues for the six months ended June 30, 2013 were 19% compared to 25% for the same period in the prior year. The decrease in non-compensation expenses as a percentage of revenues resulted from both the spreading of our costs over increased revenues in the first six months of 2013 as compared to the same period in 2012 and a decrease in the amount of costs incurred.
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

Provision for Income Taxes
For the three months ended June 30, 2013, the provision for income taxes was $9.9 million, which reflects an effective tax rate of 39%. This compares to a provision for income taxes in the second quarter of 2012 of $1.3 million, which reflected an effective tax rate of 36%. The increase in the provision for income taxes in the second quarter of 2013 as compared to the same period in the prior year of $8.6 million was attributable to both higher pre-tax income and a higher effective tax rate. The higher effective tax rate results principally from the generation of a greater proportion of our earnings in the United States, which imposes a higher tax rate than the foreign jurisdictions in which we operate.
For the six months ended June 30, 2013, the provision for taxes was $18.0 million, which reflects an effective tax rate of 38%. This compares to a provision for taxes for the six months ended June 30, 2012 of $10.0 million, which reflected an effective tax rate of 35% for the period. The increase in the provision for income taxes in the six months ended June 30, 2013 as compared to the same period in 2012 of $8.0 million results primarily from both higher pre-tax income and a higher effective tax rate due to the generation of a greater proportion of our earnings in the United States, as discussed above.
The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate and invest. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. As of June 30, 2013, we had cash and cash equivalents of $33.5 million, of which $20.6 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
We generate cash from our operating activities principally in the form of advisory fees and our investment activities in the form of proceeds from the sales and distributions of our investments. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repurchase of shares of our common stock and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.

Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our private equity and real estate capital advisory engagements, which are typically paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At June 30, 2013, we had long-term receivables related to private equity and real estate capital advisory engagements of $20.7 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2013, cash bonuses and accrued benefits of $15.2 million relating to 2012 compensation were paid to our employees. In addition, in 2013, we paid $15.7 million related to income taxes owed in the United States and Australia for the year ended December 31, 2012 and $8.4 million for estimated tax payments for the year ended December 31, 2013.
To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which matures on April 30, 2014. Historically, we have been able to extend the maturity date of the revolving loan facility for a one year period shortly before maturity although our ability to do so in the future is not certain. The facility bears interest at the higher of the Prime Rate or 3.25%. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co., LLC. At June 30, 2013, we had $32.3 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At June 30, 2013, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
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
During 2011, we sold substantially all of our interests in GCP II and all of our interests in GSAVP to unaffiliated third parties and received proceeds of $49.4 million, of which $15.5 million was repaid in December 2012 upon exercise by the purchasers of a put option. In 2012, we continued the liquidation of our previously sponsored merchant banking funds with the sale of our entire interest in GCP Europe for proceeds of $27.2 million. In July 2013, we sold our entire investment in GCP III for proceeds of $2.0 million. As part of that sale the buyers assumed our remaining commitment to GCP III and eliminated our last remaining commitment to invest in merchant banking funds. Also, in July 2013 we sold one of the remaining capital interests in GCP II for a nominal amount to realize tax benefits.
We began the monetization of our investment in Iridium in October 2011, when we initiated a plan to sell all of our holdings in Iridium systematically over time. As of June 30, 2013, we have sold 6,445,000 shares of Iridium, or approximately 66% of our holdings, at an average price of $7.45 per share for total proceeds of $48.0 million. During the first six months of 2013, we sold 1,725,000 shares, which included 885,000 shares sold in the second quarter, for total proceeds during the first six months of 2013 of $11.8 million at an average price of $6.81 per share. At June 30, 2013, we owned 3,359,016 shares of Iridium, which had a quoted market value of $26.1 million on that date, and represents approximately 4% of Iridium's fully diluted share.

We used the net proceeds from the sale of our investments in merchant banking funds and Iridium principally to make open market share repurchases and to reduce borrowings outstanding on the revolving loan facility. We intend to continue to monetize our investments subject to market conditions and expect to use future net proceeds to fund share repurchases or to reduce borrowing on the revolving loan facility.

Our deferred tax liabilities, which were $7.0 million as of June 30, 2013, principally relate to the unrealized gain in our investment in Iridium. The amount of the deferred tax liability may increase or decrease from period to period depending upon the change in the quoted market value of Iridium and is expected to decrease over time as we realize taxable gains upon the sale of that investment. In the event we realize losses on our investments, such losses will only be available to offset realized investment gains in the current or future periods. Our current tax liability will increase at the time we realize investment gains on the portion of our Iridium shares owned by our U.S. affiliate. Approximately 2,000,000 of our Iridium shares are held by our European affiliate at a higher cost basis than the shares held in the U.S. If these shares are sold at the quoted value as of June 30, 2013, we will incur a capital loss for tax purposes, which will not be available to offset operating income.
At June 30, 2013, our remaining investments in previously sponsored and other merchant banking funds were valued at $13.0 million, including the value of our investment in GCP III, which was sold for book value of $2.0 million in July 2013. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. With the sale of our investment in GCP III, our remaining commitment to fund capital calls for merchant banking fund investments is $0.1 million.
In January 2013, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock during 2013. For the six months ended June 30, 2013, we repurchased 701,367 shares of our common stock in open market purchases and are deemed to have repurchased 180,667 shares of our common stock in connection with the cash settlement of tax liabilities incurred on the vestings of restricted stock units. In aggregate we repurchased 882,034 common shares and common stock equivalents at an average price of $51.73 per share, for a total purchase cost of $45.6 million. In addition, during the third quarter as of July 25, 2013, we repurchased 152,503 shares of common stock and are deemed to have repurchased 33,636 shares of our common stock, or in aggregate we repurchased 186,139 common shares at an average price of $49.23 per share for a total purchase cost of $9.2 million.
Based upon the number of restricted stock unit grants outstanding at July 25, 2013, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $66.5 million (as calculated based upon the closing share price as of July 25, 2013 of $50.27 per share and assuming a withholding tax rate of 38%) over the next five years, of which an additional $0.6 million will be payable in 2013, $20.8 million will be payable in 2014, $14.7 million will be payable in 2015, $11.8 million will be payable in 2016 , $12.2 million will be payable in 2017, and $6.4 million will be payable in 2018. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and were issued in tranches of 659,926 shares and 439,951 shares, which convert to common shares promptly following the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. The performance target for the first tranche was met prior to the third anniversary and 659,926 contingent convertible preferred shares were converted to common shares in April 2013. The second tranche of contingent convertible preferred shares is subject to a measurement period of revenues from April 1, 2013 to March 31, 2015. If the performance target for the second tranche is not achieved, the remaining contingent convertible preferred shares will be canceled. The weighted number of shares and dilutive potential shares for the three and six month periods ended June 30, 2013 and 2012 do not include the Performance Stock shares related to the second tranche, which will be included in our share count at the time the revenue threshold is met.
While we believe that the cash generated from operations, proceeds from the sale of Iridium and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividends payments, share repurchases and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly liquidate some of our remaining principal investments, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.

Cash Flows
In the first six months ending June 30, 2013, our cash and cash equivalents decreased by $16.8 million from December 31, 2012, including a decrease of $1.9 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $45.4 million from operating activities, including $61.2 million from net income after giving effect to the non-cash items and a net decrease in working capital of $15.8 million principally from the payment of annual bonuses. We generated $11.4 million from investing activities, including proceeds from the sale of Iridium of $11.8 million and distributions from other merchant banking funds of $0.9 million, offset by the funding of a merchant banking capital call of $0.5 million and $0.8 million for computer equipment purchases. We used $71.6 million in financing activities, including $28.1 million for the payment of dividends, $35.0 million for open market repurchases of our common stock, $10.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $0.7 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the funding of $3.1 million from net borrowings on our revolving loan facility.
In the first six months ending June 30, 2012, our cash and cash equivalents decreased by $20.4 million from December 31, 2011, including a decrease of $0.2 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $22.6 million from operating activities, including $40.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $17.7 million principally from the annual payment of bonuses. We generated $9.5 million from investing activities, primarily from proceeds from the sale of Iridium of $16.7 million and distributions from other merchant banking funds of $0.8 million, offset by $6.5 million used to fund capital calls for our merchant banking fund investments and $1.4 million for build out of office space. We used $52.4 million in financing activities, including $0.3 million of net repayments on our revolving loan facility, $29.0 million for the payment of dividends, $12.5 million for open market repurchases of our common stock, $7.1 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $3.5 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price.
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
With regard to our investments in Iridium and the merchant banking funds, we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments in publicly traded securities held by us. This analysis showed that if we assume that at June 30, 2013, the market prices of all public securities held by the Firm were 10% lower, the impact on our operations would be a decrease in revenues of $2.6 million.
We manage the risks associated with the merchant banking investments by assessing information provided by the funds.

In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 33% of our revenues for the period ended June 30, 2013 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the six month period ended June 30, 2013, as compared to the same period in 2012, the value of the U.S. dollar strengthened relative to the pound sterling and Australian dollar and weakened relative to the euro. In aggregate, there was a nominal impact on our revenues in the first six months of 2013 as compared to the same period in 2012 as a result of movements in the foreign currency exchange rates. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

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
Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. We control credit risk through credit approvals and monitoring procedures but do not require collateral to support accounts receivable.
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

Restricted Stock Units
We account for its share-based compensation payments under which the fair value of restricted stock units granted to employees with future service requirements is recorded as compensation expense and generally amortized over a five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of our common stock at the date of grant. As we expense the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassed into common stock and additional paid-in capital upon vesting. We record dividend equivalent payments on outstanding restricted stock units as a dividend payment and a charge to equity.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of 2013:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - April 30		—	—	$89,993,216
May 1 - May 31	531,558	47.07	—	64,972,011
June 1 - June 30	—	—	—	64,972,011
Total	531,558		—	$64,972,011

_____________________________________________

(1)
Excludes 2,698 shares we are deemed to have repurchased at $46.19 per share in the second quarter from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the six months ended June 30, 2013, excludes 180,667 shares the Firm is deemed to have repurchased at an average price of $58.69 per share from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

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
Dated: August 1, 2013

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb
Chief Financial Officer

II-1