Form 10-Q
period 2013-09-30
GREENHILL & CO INC
filed 2013-10-31
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of October 30, 2013, there were 27,767,702 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash and cash equivalents ($5.2 million and $7.1 million restricted from use at September 30, 2013 and December 31, 2012, respectively)	$30,344	$50,324
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at September 30, 2013 and December 31, 2012	64,645	54,444
Other receivables	4,341	1,554
Property and equipment, net of accumulated depreciation of $56.2 million and $54.8 million at September 30, 2013 and December 31, 2012, respectively	11,893	14,404
Other investments	11,012	34,215
Investments in merchant banking funds	11,285	16,772
Goodwill	149,112	164,890
Deferred tax asset, net	47,062	47,512
Other assets	2,982	2,855
Total assets	$332,676	$386,970
Liabilities and Equity
Compensation payable	$4,600	$21,419
Accounts payable and accrued expenses	9,450	7,872
Bank loan payable	36,350	29,125
Current income taxes payable	11,921	15,797
Deferred tax liability	2,368	9,245
Total liabilities	64,689	83,458
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 37,840,092 and 36,513,507 shares issued as of September 30, 2013 and December 31, 2012, respectively; 27,747,240 and 27,488,828 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	378	365
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized and 1,099,877 shares issued as of September 30, 2013 and December 31, 2012 and 439,951 and 1,099,877 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	14,446	46,950
Restricted stock units	106,565	107,253
Additional paid-in capital	532,503	458,642
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2013 and December 31, 2012, respectively; 32,804 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	1,958	1,958
Retained earnings	150,231	159,918
Accumulated other comprehensive income (loss)	(4,789)	6,624
Treasury stock, at cost, par value $0.01 per share; 10,092,852 and 9,024,679 shares as of September 30, 2013 and December 31, 2012 respectively	(534,347)	(479,551)
Stockholders’ equity	266,945	302,159
Noncontrolling interests	1,042	1,353
Total equity	267,987	303,512
Total liabilities and equity	$332,676	$386,970
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2013	2012	2013	2012
Revenues
Advisory revenues	$46,983	$72,757	$211,496	$191,160
Investment revenues	(2,440)	(10,010)	(672)	1,594
Total revenues	44,543	62,747	210,824	192,754
Expenses
Employee compensation and benefits	27,073	33,290	115,202	102,932
Occupancy and equipment rental	4,672	4,627	13,322	13,370
Depreciation and amortization	861	1,775	3,612	5,463
Information services	2,042	2,103	6,020	6,192
Professional fees	1,297	1,304	4,050	4,038
Travel related expenses	2,879	2,270	9,360	8,359
Interest expense	241	242	769	750
Other operating expenses	2,529	3,158	8,453	9,337
Total expenses	41,594	48,769	160,788	150,441
Income before taxes	2,949	13,978	50,036	42,313
Provision for taxes	1,152	5,389	19,134	15,348
Consolidated net income	1,797	8,589	30,902	26,965
Less: Net income allocated to noncontrolling interests	—	—	—	—
Net income allocated to common stockholders	$1,797	$8,589	$30,902	$26,965
Average shares outstanding:
Basic	29,792,997	30,252,342	30,094,986	30,611,270
Diluted	29,805,553	30,260,808	30,122,352	30,618,837
Earnings per share:
Basic	$0.06	$0.28	$1.03	$0.88
Diluted	$0.06	$0.28	$1.03	$0.88
Dividends declared and paid per share	$0.45	$0.45	$1.35	$1.35

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net income	$1,797	$8,589	$30,902	$26,965
Currency translation adjustment, net of tax	3,190	3,276	(11,413)	3,742
Comprehensive income	4,987	11,865	19,489	30,707
Less: Net income allocated to noncontrolling interests	—	—	—	—
Comprehensive income allocated to common stockholders	$4,987	$11,865	$19,489	$30,707

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$365	$358
Common stock issued	13	7
Common stock, end of the period	378	365
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	46,950	46,950
Contingent convertible preferred stock converted	(32,504)	—
Contingent convertible preferred stock, end of the period	14,446	46,950
Restricted stock units
Restricted stock units, beginning of the period	107,253	99,916
Restricted stock units recognized	42,916	54,178
Restricted stock units delivered	(43,604)	(46,841)
Restricted stock units, end of the period	106,565	107,253
Additional paid-in capital
Additional paid-in capital, beginning of the period	458,642	412,283
Common stock issued	75,716	51,306
Tax (expense) from the delivery of restricted stock units	(1,855)	(4,947)
Additional paid-in capital, end of the period	532,503	458,642
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	6,578
Exchangeable shares of subsidiary delivered	—	(4,620)
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	159,918	173,374
Dividends	(42,175)	(57,129)
Tax benefit from payment of restricted stock unit dividends	1,586	1,581
Net income allocated to common stockholders	30,902	42,092
Retained earnings, end of the period	150,231	159,918
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income, beginning of the period	6,624	3,128
Currency translation adjustment, net of tax	(11,413)	3,496
Accumulated other comprehensive income (loss), end of the period	(4,789)	6,624
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(479,551)	(396,386)
Repurchased	(54,796)	(83,165)
Treasury stock, end of the period	(534,347)	(479,551)
Total stockholders’ equity	266,945	302,159
Noncontrolling interests
Noncontrolling interests, beginning of the period	1,353	1,353
Net income allocated to noncontrolling interests	—	—
Distributions to noncontrolling interests	(311)	—
Noncontrolling interests, end of the period	1,042	1,353
Total equity	$267,987	$303,512

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Operating activities:
Consolidated net income	$30,902	$26,965
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	3,612	5,463
Net investment gains	1,612	(100)
Restricted stock units recognized and common stock issued	42,916	42,008
Deferred taxes	(2,809)	(13,683)
Deferred gain on sale of certain merchant banking assets	(147)	(194)
Changes in operating assets and liabilities:
Advisory fees receivable	(10,201)	(5,549)
Other receivables and assets	(3,578)	(1,174)
Compensation payable	(16,807)	(27,098)
Accounts payable and accrued expenses	3,326	7,607
Current income taxes payable	(3,876)	1,989
Net cash provided by operating activities	44,950	36,234
Investing activities:
Purchases of investments	(500)	(6,536)
Proceeds from sales of investments	26,582	24,914
Distributions from investments	1,004	3,040
Purchases of property and equipment	(637)	(2,106)
Net cash provided by investing activities	26,449	19,312
Financing activities:
Proceeds from revolving bank loan	89,900	62,595
Repayment of revolving bank loan	(82,675)	(55,270)
Distributions to noncontrolling interests	(311)	—
Dividends paid	(42,175)	(42,221)
Purchase of treasury stock	(54,796)	(40,497)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	(269)	(4,430)
Net cash used in financing activities	(90,326)	(79,823)
Effect of exchange rate changes on cash and cash equivalents	(1,053)	334
Net decrease in cash and cash equivalents	(19,980)	(23,943)
Cash and cash equivalents, beginning of period	50,324	62,050
Cash and cash equivalents, end of period	$30,344	$38,107
Supplemental disclosure of cash flow information:
Cash paid for interest	$761	$763
Cash paid for taxes, net of refunds	$27,040	$24,742

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization
Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, restructurings, financings and capital raisings to corporations, partnerships, institutions and governments. The Company acts for clients located throughout the world from its offices located in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden and Brazil.
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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.3 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively and $4.8 million and $5.4 million for the nine months ended September 30, 2013 and 2012, respectively.
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
If certain financial returns are achieved over the life of a merchant banking fund, the Company may recognize merchant banking profit overrides at the time that certain financial returns are achieved. Profit overrides are generally calculated as a percentage of the profits over a specified threshold earned by each fund on investments managed on behalf of unaffiliated investors except the Company. The Company may be required to repay a portion of the overrides it realized in the event a minimum performance level is not achieved by the fund as a whole (we refer to these potential repayments as “clawbacks”). As of September 30, 2013, the Company believes it is more likely than not that the amount of profit overrides recognized as revenue in prior periods, which relates solely to its interest in GCP I, will be realized and accordingly, the Company has not reserved for any clawback obligations under applicable fund agreements.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash.

At September 30, 2013 and December 31, 2012, the Company had $30.3 million and $50.3 million of cash and cash equivalents. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits. At September 30, 2013 and December 31, 2012, the carrying value of the Company’s cash equivalents amounted to $6.8 million and $4.5 million, respectively, which approximated fair value, and are included in total cash and cash equivalents.
Also included in the total cash and cash equivalents balance at September 30, 2013 and December 31, 2012 was restricted cash of $5.2 million and $7.1 million, respectively (including $0.9 million and $2.6 million restricted for the payout of Greenhill Australia's deferred compensation plan, respectively).
The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record a charge for bad debt expense for either of the three or nine month periods ended September 30, 2013 or 2012.
Included in the advisory fees receivable balance at September 30, 2013 and December 31, 2012 were $24.9 million and $28.1 million, respectively, of long term receivables related to private equity and real estate capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to capital advisory engagements of $0.3 million and $0.5 million for the three month periods ended September 30, 2013 and 2012, respectively, and $0.6 million and $0.9 million for the nine month periods ended September 30, 2013 and 2012, respectively.
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
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income in the condensed consolidated statements of changes in equity. At September 30, 2013, goodwill decreased by $15.8 million from the beginning of the year as a result of the foreign currency translation adjustment.

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
Aircraft – 7 years
Equipment – 5 years
Furniture and fixtures – 7 years
Leasehold improvements – the lesser of 10 years or the remaining lease term

Note 3 — Investments
Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds. In July 2013, the Company sold the remaining limited partnership interest in Greenhill Capital Partners III for approximately $2.0 million, which represented the book value of the investment at June 30, 2013. In connection with that sale, the purchasers assumed the remaining undrawn commitments to the fund.
The Company recognized a gain at the time of the exit from the merchant banking business, which is amortizing over a five year period ending in 2014.
As of September 30, 2013, the Company continues to retain control only of the general partner of GCP I and GCP II and consolidates the results of each such general partner. As the general partner, the Company is entitled to receive from those funds a portion of the override of the profits realized from investments. The Company recognizes profit overrides related to certain merchant banking funds at the time certain performance hurdles are achieved. The Company did not recognize any profit overrides for the three or nine month periods ended September 30, 2013 and 2012.

The carrying value of the Company’s investments in merchant banking funds are as follows (in thousands):

	As of September 30,	As of December 31,
	2013	2012
	(unaudited)
Investment in GCP I	$1,732	$2,247
Investment in GCP II	7,627	11,173
Investment in GCP III	—	1,367
Investment in other merchant banking funds	1,926	1,985
Total investments in merchant banking funds	$11,285	$16,772
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million and $0.3 million at September 30, 2013 and December 31, 2012, respectively, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II principally represents the capital interest in a portfolio company and also includes $0.9 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively, related to the noncontrolling interests in the general partner of GCP II.
Approximately $0.3 million of the Company’s compensation payable related to profit overrides for unrealized gains of GCP I at September 30, 2013 and December 31, 2012. This amount may increase or decrease depending on the change in the fair value of GCP I, and is payable, subject to clawback, at the time cash proceeds are realized.
Investments in other merchant banking funds includes the Company's investment in Barrow Street III, a real estate investment fund, which we committed $5.0 million to in 2005. At September 30, 2013, $0.1 million of the Company's commitment remains unfunded and may be drawn any time prior to the expiration of the fund in June 2015.
Other Investments
The Company has other investments including investments in Iridium and certain deferred compensation plan investments related to Greenhill Australia. The Company’s other investments are as follows (in thousands):

	As of September 30,	As of December 31,
	2013	2012
	(unaudited)
Iridium common stock	$10,978	$34,165
Deferred compensation plan investments	34	50
Total other investments	$11,012	$34,215

Iridium
At September 30, 2013, the Company owned 1,595,629 shares of Iridium common stock (NASDAQ:IRDM) with a quoted market price of $6.88 per share and had fully diluted share ownership in Iridium of approximately 2%. At December 31, 2012, the Company owned 5,084,016 shares of Iridium common stock with a quoted market price of $6.72 per share and had a fully diluted ownership of approximately 7%.
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
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investment in Iridium	$(3,223)	$(10,826)	$1,347	$(1,153)
Net realized and unrealized gains (losses) on investments in merchant banking funds	394	161	(2,959)	1,253
Deferred gain on sale of certain merchant banking assets	49	65	147	195
Interest income	340	590	793	1,299
Total investment revenues	$(2,440)	$(10,010)	$(672)	$1,594
Fair Value Hierarchy
The following tables set forth by level, assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 investments in the fair value measurement hierarchy during the three and nine month periods ended September 30, 2013 and 2012.
Assets Measured at Fair Value on a Recurring Basis as of September 30, 2013

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013
	(in thousands)
Assets
Iridium common stock	$10,978	$—	$—	$10,978
Deferred compensation plan investments	—	34	—	34
Total investments	$10,978	$34	$—	$11,012
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
	(in thousands)
Assets
Iridium common stock	$34,165	$—	$—	$34,165
Deferred compensation plan investments	—	50	—	50
Total investments	$34,165	$50	$—	$34,215
Level 3 Gains and Losses
There were no Level 3 investments during the three and nine month periods ended September 30, 2013 and 2012.

Note 4 — Related Parties
At September 30, 2013 and December 31, 2012, the Company had no amounts receivable or payable to related parties.
In conjunction with the sale of certain assets of the merchant banking business, the Company agreed to sublease office space to GCP Capital beginning in April 2011. This sublease is expected to terminate in December 2013. The Company also subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.4 million and $1.2 million for each of the three and nine month periods ended September 30, 2013 and 2012, respectively, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 5 — Revolving Bank Loan Facility
At September 30, 2013, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. Effective May 1, 2013, the loan facility was renewed, with a maturity date of April 30, 2014. The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lender and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $30.9 million and $27.3 million for the nine months ended September 30, 2013 and 2012, respectively. The weighted average interest rate was 3.25% and 3.55% for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, the Company was compliant with all loan covenants.

Note 6 — Equity
On September 18, 2013, a dividend of $0.45 per share was paid to stockholders of record on September 4, 2013. Dividends include dividend equivalents of $4.7 million and $4.2 million, which were paid on outstanding restricted stock units during the nine months ended September 30, 2013 and September 30, 2012, respectively.
During the nine months ended September 30, 2013, 662,569 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 214,303 shares at an average price of $57.22 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2013, the Company repurchased in open market transactions 853,870 shares of its common stock at an average price of $49.81 per share.
During the nine months ended September 30, 2012, 632,794 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 176,781 shares at an average price of $45.21 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2012, the Company repurchased in open market transactions 859,006 shares of its common stock at an average price of $37.84 per share.
In connection with the acquisition of Caliburn, 1,099,877 shares of contingent convertible preferred stock ("Performance Stock") were issued. The Performance Stock, which does not pay dividends, was issued in tranches of 659,926 shares and 439,951 shares and converts to shares of the Company's common stock promptly after the third and fifth anniversary of the closing of the acquisition, respectively, if certain separate revenue targets are achieved. The revenue target for the first tranche was achieved and on April 1, 2013, the third anniversary of the closing, 659,926 shares of Performance Stock, which had a fair value of $32.5 million at the acquisition date, were converted to common stock. If the revenue target for the second tranche is achieved the Performance Stock will be converted to common stock on April 1, 2015. If the revenue target for the second tranche is not achieved, the Performance Stock in that tranche will be canceled.

Note 7 — Earnings Per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$1,797	$8,589	$30,902	$26,965
Denominator for basic EPS — weighted average number of shares	29,793	30,252	30,095	30,611
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	13	8	27	8
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	29,806	30,260	30,122	30,619
Earnings per share:
Basic	$0.06	$0.28	$1.03	$0.88
Diluted	$0.06	$0.28	$1.03	$0.88
The weighted number of shares and dilutive potential shares for the three and nine month periods ended September 30, 2013 include the conversion of the first tranche of 659,926 shares of Performance Stock to common stock. The weighted number of shares for the three and nine month periods ended September 30, 2012 do not include the dilutive effect of the first tranche of Performance Stock since the revenue target was not achieved at that time. The weighted number of shares and dilutive potential shares for the three and nine month periods ended September 30, 2013 and 2012 do not include the Performance Stock related to the second tranche, which will be included in the Company's share count at the time the revenue target is met. If the revenue target for the second tranche is not achieved, the contingent convertible preferred shares in that tranche will be canceled.

Note 8 — Income Taxes
The Company's effective tax rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.
The Company believes it is more likely than not that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to: (i) the realization of its deferred tax liabilities and (ii) future taxable income.
Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statements of changes in equity and the condensed consolidated statements of comprehensive income.
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of September 30, 2013, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 9 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2013, G&Co’s net capital was $1.4 million, which exceeded its requirement by $1.1 million. G&Co’s aggregate indebtedness to net capital ratio was 2.72 to 1 at September 30, 2013. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCE are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of September 30, 2013, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 10 - Business Information
The Company's activities as an investment banking firm constitute one business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investment, which includes the Company's principal investments in merchant banking funds, Iridium and other investments and interest.
The following provides a breakdown of our revenues by source for the three and nine month periods ended September 30, 2013 and 2012, respectively:

	For the Three Months Ended
	September 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$47.0	105%	$72.7	116%
Investment revenues	(2.4)	(5)%	(10.0)	(16)%
Total revenues	$44.6	100%	$62.7	100%

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$211.5	100%	$191.2	99%
Investment revenues	(0.7)	—%	1.6	1%
Total revenues	$210.8	100%	$192.8	100%
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
On October 16, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on December 18, 2013 to the common stockholders of record on December 4, 2013.

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

Overview
Greenhill is a leading independent investment bank focused on providing financial advice related to significant mergers, acquisitions, restructurings, financings and capital raisings to corporations, partnerships, institutions and governments. We represent clients throughout the world and have offices located in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden and Brazil.
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
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate management and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we completed an initial public offering of our common stock. We opened our second U.S. office in 2005 and we currently have five offices in the U.S. We opened a Canadian office in 2006. In 2008, we opened an office in Tokyo. In 2008, we also entered the capital advisory business, which provides capital raisings advice and related services to private equity and real estate funds. In 2010, we acquired the Australian advisory firm, Caliburn, which has two Australian offices. In 2012, we opened our Stockholm office. In October 2013, we opened an office in São Paulo, Brazil.
Beginning in 2011, we initiated the monetization of our investments in both our previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II and GSAVP for $49.4 million, which represented the book value of the investments. In 2012, we repurchased interests in two portfolio companies of GCP II for $15.5 million upon exercise of put rights. Also in 2012, we sold our entire interest in GCP Europe for $27.2 million, which represented approximately 90% of its book value. In July 2013, we sold our investment in GCP III for $2.0 million, which represented the book value of our investment. In conjunction with that sale we eliminated our last remaining commitment to merchant banking fund investments.

Beginning in October 2011, we initiated a plan to sell our entire interest in Iridium (NASDAQ: IRDM) systematically over a period expected to be two or more years. As of September 30, 2013, we have sold approximately 84% of our holdings in Iridium, which generated proceeds of $60.8 million. The net proceeds of the merchant banking fund and Iridium sales have been used principally to repurchase our common stock and reduce the outstanding amount of our revolving loan facility.

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
Advisory revenues were $47.0 million in the third quarter of 2013 compared to $72.7 million in the third quarter of 2012, which represents a decrease of 35%. Although the third quarter of 2013 was a slow quarter for transaction activity for the Firm, and the market generally, on a year to date basis for the nine months ended September 30, 2013, our advisory revenues were $211.5 million compared to $191.2 million for the comparable period in 2012, which represents an increase of 11%. During the nine month period ended September 30, 2013, in comparison to the same period in 2012 the worldwide number of completed M&A transactions decreased 13%, the number of completed $1 billion or greater transactions decreased 15% and worldwide completed transaction volume (the sum of all deal sizes) decreased by 1% from 1,485 billion to 1,465 billion(1). Despite the challenging market, we continue to expect our advisory revenues for 2013 to be up slightly, or at least close to last year's level.
We believe our business performance is best measured over longer periods of time, and in that regard it is noteworthy that our advisory revenues for the twelve month period ending September 30, 2013 (a measure we refer to as trailing twelve months advisory revenues) was approximately $312 million. In terms of geographic diversity, during the first nine months of 2013, North America, and specifically the U.S. M&A business, continued to be the strongest performing region for us, consistent with the global market statistics by region. Our European business showed significant improvement in the first nine months of 2013 compared to the same period in 2012 in what continued to be a difficult economic and transaction environment in that market. Our Australian revenue declined year-over-year, in what was a more challenging environment than in previous years. For the full year, we expect results for North America will be similar to last year, with improvement in Europe off-setting a decline in Australia.
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

________________________

(1)
Global M&A completed volume and number of transactions for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Source: Thompson Financial as of October 30, 2013. The number of transactions excludes transactions less than $100,000.

Results of Operations
Summary
Our total revenues of $44.5 million for the third quarter of 2013 compared to total revenues of $62.7 million for the third quarter of 2012, which represented a decrease of $18.2 million, or 29%. Advisory revenues for the third quarter of 2013 were $47.0 million compared to $72.7 million for the third quarter of 2012. We recorded an investment loss of $2.4 million for the third quarter of 2013 compared to an investment loss of $10.0 million in the third quarter of the prior year. The decrease in our third quarter revenues as compared to the same period in 2012 resulted from a decrease in advisory revenues of $25.7 million offset by a decline in investment losses of $7.6 million.
For the nine months ended September 30, 2013, total revenues were $210.8 million compared to $192.8 million over the same year to date period in 2012, which represented an increase of $18.0 million, or 9%. Advisory revenues for the nine months ended September 30, 2013 were $211.5 million compared to $191.2 million over the same year to date period in 2012. Investment revenues for the nine months ended September 30, 2013 were negative $0.7 million compared to a gain of $1.6 million for the same period in the prior year. The increase in our year to date revenues as compared to the same period in 2012 resulted from an increase in advisory revenues of $20.3 million, offset in part by a net decrease in investment revenues of $2.3 million.
Our third quarter 2013 net income allocated to common stockholders of $1.8 million and diluted earnings per share of $0.06 compare to net income allocable to common stockholders of $8.6 million and diluted earnings per share of $0.28 in the third quarter of 2012. On a year to date basis, net income allocable to common stockholders of $30.9 million and diluted earnings per share of $1.03 for the nine months ended September 30, 2013 compare to net income allocated to common stockholders of $27.0 million and diluted earnings per share of $0.88 for the same nine month period in 2012.
Our quarterly revenues and net income can fluctuate materially depending on the number and size of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues by Source
The following provides a breakdown of total revenues by source for the three and nine month periods ended September 30, 2013 and 2012, respectively:

	For the Three Months Ended
	September 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$47.0	105%	$72.7	116%
Investment revenues	(2.4)	(5)%	(10.0)	(16)%
Total revenues	$44.6	100%	$62.7	100%

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$211.5	100%	$191.2	99%
Investment revenues	(0.7)	—%	1.6	1%
Total revenues	$210.8	100%	$192.8	100%

Advisory Revenues
Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, capital raisings or similar transactions.  We earned $47.0 million in advisory revenues in the third quarter of 2013 compared to $72.7 million in the third quarter of 2012, a decrease of 35%. The decrease in advisory revenues in the third quarter of 2013 as compared to the same period in 2012 resulted primarily from a decrease in transaction advisory fees due to fewer announced and completed assignments.

For the nine months ended September 30, 2013, advisory revenues were $211.5 million compared to $191.2 million for the comparable period in 2012, an increase of 11%. This increase resulted principally from an increase in the size of completed assignments and associated fees, offset in part by a decrease in announcement and opinion fees and retainer fees. At the same time, for the first nine months of 2013 compared to the same period in the prior year, worldwide completed M&A volume decreased by 1%, the number of completed transactions decreased by 13% and the number of $1 billion or greater completed transactions decreased by 15%.1

During each of the nine months ended September 30, 2013 and 2012, we earned $1 million or more from 48 clients. For the year to date period ended September 30, 2013, as compared to the same period in 2012, we generated a greater portion of our advisory revenues from M&A transaction activity compared to other sources of revenue with restructuring and financing advisory lower in the first nine months of 2013 compared to the same period in 2012 and fund placement activity comparable period to period.

Completed assignments in the third quarter of 2013 included:

•	the representation of American Roads, LLC in connection with its pre-arranged Chapter 11 proceedings;

•	the balance sheet restructuring of CPP Group plc;

•	the sale of Dentsu Inc.'s retail data analytics subsidiary Aztec, to IRI;

•	the merger of Det Norske Veritas of Norway with Germanischer Lloyd of Germany;

•	the sale of Elders Limited's Futuris Automotive to Clearlake Capital;

•	the representation of Schenck Process Holding GmbH on the refinancing of its existing senior and mezzanine syndicated facilities; and

•	the sale by Suncorp Group Ltd of a portfolio of corporate and property loans to Goldman Sachs Group Inc.

During the third quarter of 2013, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for one final closing and five interim closings of limited partnership interests in such funds.

Investment Revenues

Investment revenues primarily consist of our investment gains and losses from our investments in Iridium and previously sponsored merchant banking funds.

(1)
Global M&A completed volume and number of transactions for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Source: Thompson Financial as of October 30, 2013. The number of transactions excludes transactions less than $100,000.

The following table sets forth additional information relating to our investment revenues for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, unaudited)
Net realized and unrealized gains (losses) on investment in Iridium	$(3.2)	$(10.8)	$1.3	$(1.2)
Net realized and unrealized gains (losses) on investments in merchant banking funds	0.4	0.1	(3.0)	1.3
Deferred gain on sale of certain merchant banking assets	0.1	0.1	0.2	0.2
Interest income	0.3	0.6	0.8	1.3
Total investment revenues	$(2.4)	$(10.0)	$(0.7)	$1.6

For the third quarter of 2013, we recorded an investment loss of $2.4 million compared to an investment loss of $10.0 million in the third quarter of 2012. The decrease in the investment loss of $7.6 million principally resulted from a smaller decline in the quoted market value of Iridium during the third quarter of 2013 as compared to 2012.

For the nine months ended September 30, 2013, we recorded an investment loss of $0.7 million compared to an investment gain of $1.6 million in the nine months ended September 30, 2012. The decrease in investment revenues of $2.3 million principally resulted from a year to date loss in our investments in merchant banking funds in 2013 as compared to a gain in 2012, offset in part, by a year to date gain in our investment in Iridium in 2013 as compared to a loss in 2012.
We recognize gains or losses from our investment in Iridium from marking to market our holdings at the end of each period to record unrealized gains or losses. To the extent we sell our holdings in Iridium for a price above or below our mark for the previously reported period, we recognize realized gains or losses on such sales during the period of sale. At September 30, 2013, we owned 1,595,629 shares of Iridium common stock, or approximately 2% of Iridium's fully diluted ownership. At September 30, 2012, we owned 5,939,016 shares of Iridium common stock, or approximately 8% on a fully diluted basis.
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
At September 30, 2013, we had principal investments of $22.3 million, consisting of our investments in Iridium of $11.0 million and in merchant banking funds of $11.3 million. As part of our plan to sell our entire interest in Iridium over time, during the third quarter of 2013, we sold 1,763,387 shares at an average price of $7.26 per share for proceeds of $12.8 million. During the first nine months of 2013, we sold 3,488,387 shares of Iridium at an average price of $7.04 per share for proceeds of $24.6 million.

In July 2013, we sold our investment in GCP III for $2.0 million, which represented the book value of our investment. In connection with that sale we also eliminated our last remaining commitment to invest in merchant banking funds.
Significant changes in the fair value of Iridium or the estimated fair value of our investment in merchant banking funds could have a material effect, positive or negative, on our revenues and thus our results of operations.
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

Our total operating expenses for the third quarter of 2013 were $41.6 million, which compared to $48.8 million of total operating expenses for the third quarter of 2012. This represents a decrease in total operating expenses of $7.2 million, or 15%, and resulted from decreases in both our compensation and benefits expenses consistent with decreased revenues and our non-compensation expenses as described in more detail below. The pre-tax profit margin for the third quarter of 2013 was 7% compared to 22% for the third quarter of 2012.

For the nine months ended September 30, 2013, total operating expenses were $160.8 million compared to $150.4 million of total operating expenses for the same period in 2012. The increase in total operating expenses of $10.4 million, or 7%, related principally to higher compensation and benefits expenses offset by a decrease in non-compensation expenses, as described in more detail below. The pre-tax profit margin for the nine months ended September 30, 2013 was 24% compared to 22% for the same period in 2012.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, unaudited)
Employee compensation and benefits expense	$27.1	$33.3	$115.2	$102.9
% of revenues	61%	53%	55%	53%
Non-compensation expense	14.5	15.5	45.6	47.5
% of revenues	33%	25%	22%	25%
Total operating expense	41.6	48.8	160.8	150.4
% of revenues	93%	78%	76%	78%
Total income before tax	2.9	14.0	50.0	42.3
Pre-tax profit margin	7%	22%	24%	22%
Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the third quarter of 2013 were $27.1 million, which reflected a 61% ratio of compensation to revenues. This amount compared to $33.3 million for the third quarter of 2012, which reflected a 53% ratio of compensation to revenues. The decrease of $6.2 million, or 19%, resulted principally from a reduction in the annual cash bonus accrual commensurate with the decline in revenues in the third quarter of 2013 compared to the same period in 2012. The increase in the ratio of compensation to revenues in the third quarter of 2013 as compared to the same period in 2012 resulted from the effect of lower compensation costs spread over significantly lower revenues.

For the nine months ended September 30, 2013, our employee compensation and benefits expenses were $115.2 million compared to $102.9 million for the same period in the prior year. The increase of $12.3 million, or 12%, resulted principally from the increase in revenues in the first nine months of 2013 as compared to the same period in the prior year. On a year to date basis, the ratio of compensation expense to revenues was 55% for the first nine months of 2013 compared to 53% for the same nine month period in 2012.
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
Our non-compensation expenses were $14.5 million in the third quarter of 2013 compared to $15.5 million in the third quarter of 2012, reflecting a decrease of $1.0 million. The decrease in non-compensation expenses principally resulted from the benefit of lower amortization of the Australian intangible assets, which were fully amortized in the first quarter of 2013, and lower other general operating costs offset by an increase in travel expenses associated with new business activities.
For the nine months ended September 30, 2013, our non-compensation expenses were $45.6 million compared to $47.5 million for the same period in 2012, representing a decrease of $1.9 million, or 4%. Similar to the third quarter results, the decrease in non-compensation expenses for the nine month period ended September 30, 2013 was principally attributable to the aforementioned benefit of the completion of the amortization period of the Australian intangible assets and lower other general operating costs offset by increased travel costs associated with new business activities.
Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2013 were 33% compared to 25% for the same period in 2012. The increase in non-compensation expenses as a percentage of revenues resulted principally from the spreading of lower costs over significantly lower revenues earned during the third quarter of 2013 as compared to the same period in 2012.
Non-compensation expenses as a percentage of revenues for the nine months ended September 30, 2013 were 22% compared to 25% for the same period in the prior year. The decrease in non-compensation expenses as a percentage of revenues resulted from the spreading of lower costs over increased revenues in the first nine months of 2013 as compared to the same period in 2012.
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

Provision for Income Taxes
During the third quarter of 2013, the provision for income taxes was $1.2 million, which reflected an effective tax rate of 39%. This compared to a provision for income taxes in the third quarter of 2012 of $5.4 million, which also reflected an effective tax rate of 39%. The decrease in the provision for income taxes in the third quarter of 2013 as compared to the same period in 2012 was attributable to lower pre-tax income.
For the nine months ended September 30, 2013, the provision for taxes was $19.1 million, which reflected an effective tax rate of 38%. This compared to a provision for taxes for the nine months ended September 30, 2012 of $15.3 million, at an effective tax rate of 36% for the period. The increase in the provision for income taxes in the nine months ended September 30, 2013 as compared to the same period in 2012 was due to both higher pre-tax income and a higher effective tax rate related to non-deductible capital losses from the sale of Iridium shares held by our European affiliate.
The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate and invest. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. As of September 30, 2013, we had cash and cash equivalents of $30.3 million, of which $21.5 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.

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
Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our private equity and real estate capital advisory engagements, which are typically paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2013, we had long-term receivables related to private equity and real estate capital advisory engagements of $24.9 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2013, cash bonuses and accrued benefits of $15.2 million relating to 2012 compensation were paid to our employees. In addition, in 2013, we paid $15.7 million related to income taxes owed in the United States and Australia for the year ended December 31, 2012 and $11.3 million for estimated tax payments for the year ended December 31, 2013.
To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which matures on April 30, 2014. Historically, we have been able to extend the maturity date of the revolving loan facility for a one year period shortly before maturity although our ability to do so in the future is not certain. The facility bears interest at the higher of the Prime Rate or 3.25%. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co., LLC. At September 30, 2013, we had $36.4 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At September 30, 2013, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
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
During 2011, we sold substantially all of our interests in GCP II and all of our interests in GSAVP to unaffiliated third parties and received proceeds of $49.4 million, of which $15.5 million was repaid in December 2012 upon exercise by the purchasers of a put option. In 2012, we continued the liquidation of our previously sponsored merchant banking funds with the sale of our entire interest in GCP Europe for proceeds of $27.2 million. In July 2013, we sold our entire investment in GCP III for proceeds of $2.0 million. As part of that sale, the buyers assumed our remaining commitment to GCP III and eliminated our last remaining commitment to investments in merchant banking funds. Also in July 2013, we sold one of the remaining capital interests in GCP II for a nominal amount to realize tax benefits.
We began the monetization of our investment in Iridium in October 2011, when we initiated a plan to sell all of our holdings in Iridium systematically over time. Since we initiated our plan to sell our interest in Iridium through September 30, 2013, we have sold 8,208,387 shares of Iridium, or approximately 84% of our holdings, at an average price of $7.41 per share for total proceeds of $60.8 million. During the first nine months of 2013, we sold 3,488,387 shares, which included 1,763,387 shares sold in the third quarter, for total proceeds during the first nine months of 2013 of $24.6 million at an average price of $7.04 per share. At September 30, 2013, we owned 1,595,629 shares of Iridium, which had a quoted market value of $11.0 million on that date, and represented approximately 2% of Iridium's fully diluted share. We expect to complete the liquidation of our remaining investment in Iridium in the fourth quarter of 2013 subject to market conditions.

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
At September 30, 2013, our remaining investments in previously sponsored and other merchant banking funds were valued at $11.3 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. With the sale of our investment in GCP III, our remaining commitment to fund capital calls for merchant banking fund investments is $0.1 million.
In January 2013, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock during 2013. For the nine months ended September 30, 2013, we repurchased 853,870 shares of our common stock in open market purchases and are deemed to have repurchased 214,303 shares of our common stock in connection with the cash settlement of tax liabilities incurred on the vestings of restricted stock units. In aggregate we repurchased 1,068,173 common shares and common stock equivalents at an average price of $51.30 per share, for a total purchase cost of $54.8 million.
Under the terms of our stock equity plan we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at October 30, 2013, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $67.7 million (as calculated based upon the closing share price as of October 30, 2013 of $51.69 per share and assuming a withholding tax rate of 38%) over the next five years, of which an additional $21.3 million will be payable in 2014, $15.2 million will be payable in 2015, $12.1 million will be payable in 2016 , $12.5 million will be payable in 2017, and $6.6 million will be payable in 2018. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
Our acquisition of Caliburn was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and were issued in tranches of 659,926 shares and 439,951 shares, which convert to common shares promptly following the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. The performance target for the first tranche was met prior to the third anniversary and 659,926 contingent convertible preferred shares were converted to common shares in April 2013. The second tranche of contingent convertible preferred shares is subject to a measurement period of revenues from April 1, 2013 to March 31, 2015. If the revenue target for the second tranche is achieved, the Performance Stock will be converted to common shares on April 1, 2015. If the revenue target for the second tranche is not achieved, the remaining contingent convertible preferred shares will be canceled.
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

Cash Flows
In the first nine months ending September 30, 2013, our cash and cash equivalents decreased by $20.0 million from December 31, 2012, including a decrease of $1.1 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $45.0 million from operating activities, including $76.1 million from net income after giving effect to the non-cash items and a net decrease in working capital of $31.1 million principally from the payment of annual bonuses and an increase in advisory fees receivable. We generated $26.5 million from investing activities, including proceeds from the sale of Iridium of $26.6 million and distributions from other merchant banking funds of $1.0 million, offset by the funding of a merchant banking capital call of $0.5 million and $0.6 million for computer equipment purchases. We used $90.3 million in financing activities, including $42.2 million for the payment of dividends, $42.5 million for open market repurchases of our common stock, $12.3 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $0.3 million for distributions to non-controlling interests and $0.3 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the funding of $7.3 million from net borrowings on our revolving loan facility.
In the first nine months ending September 30, 2012, our cash and cash equivalents decreased by $23.9 million from December 31, 2011, net of an increase of $0.3 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $36.2 million from operating activities, including $60.5 million from net income after giving effect to the non-cash items and a net decrease in working capital of $24.3 million principally from the annual payment of bonuses. We generated $19.3 million from investing activities, primarily from proceeds from the sale of Iridium of $24.9 million and distributions from other merchant banking funds of $3.0 million, offset by $6.5 million used to fund capital calls for our merchant banking fund investments and $2.1 million for build out of office space and other capital needs. We used $79.8 million in financing activities, including $42.2 million for the payment of dividends, $32.5 million for open market repurchases of our common stock, $8.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $4.4 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset by net borrowings on our revolving loan facility of $7.3 million.
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
With regard to our investments in Iridium and the merchant banking funds, we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. Significant changes in the public equity markets, and particularly the quoted market value of our investment in Iridium, because of the relative size of that investment, may have a material effect on our results of operations. Volatility in the general equity markets would impact our operations primarily because of changes in the fair value of our merchant banking or principal investments that are publicly traded securities. Volatility in the availability of credit would impact our operations primarily because of changes in the fair value of merchant banking or principal investments that rely upon a portion of leverage to operate. We have analyzed our potential exposure to general equity market risk by performing sensitivity analyses on those investments in publicly traded securities held by us. This analysis showed that if we assume that at September 30, 2013, the market prices of all public securities held by the Firm were 10% lower, the impact on our operations would be a decrease in revenues of $1.1 million.

We manage the risks associated with the merchant banking investments by assessing information provided by the funds.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 39% of our revenues for the period ended September 30, 2013 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the nine month period ended September 30, 2013, as compared to the same period in 2012, the value of the U.S. dollar strengthened relative to the pound sterling and Australian dollar and weakened relative to the euro. In aggregate, there was not a significant impact on our revenues in the first nine months of 2013 as compared to the same period in 2012 as a result of movements in the foreign currency exchange rates. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of 2013:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - July 31	152,503	$49.22	—	$57,465,882
August 1 - August 31			—	57,465,882
September 1 - September 30		—	—	57,465,882
Total	152,503		—	$57,465,882

_____________________________________________

(1)
Excludes 33,636 shares we are deemed to have repurchased at $49.30 per share in the third quarter from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the nine months ended September 30, 2013, excludes 214,303 shares the Firm is deemed to have repurchased at an average price of $57.22 per share from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	The Board of Directors, effective on January 23, 2013, authorized the repurchase of up to $100,000,000 of our common stock during 2013.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1	Modification Agreement, dated as of September 27, 2013, between First Republic Bank and Greenhill & Co., Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 31, 2013

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb
Chief Financial Officer

II-1