Form 10-K
period 2013-12-31
GREENHILL & CO INC
filed 2014-02-27
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-32147
______________________________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was approximately $1,166 million. The registrant has no non-voting stock.
As of February 21, 2014, there were 28,267,571 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2014 annual meeting of stockholders to be held on April 23, 2014 are incorporated by reference in response to Part III of this Report.

PART I
When we use the terms “Greenhill”, “we”, “us”, “our”, “the Company”, and “the Firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries. Our principal advisory subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking and capital advisory services in North America; Greenhill & Co. International LLP, which provides investment banking and capital advisory services in Europe and is regulated by the United Kingdom Financial Conduct Authority; and Greenhill & Co. Australia Pty Limited, which provides investment banking and capital advisory services in Australia and is regulated by the Australian Securities and Investments Commission.

Item 1.  Business
Overview
Greenhill is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, restructurings, financings and capital raising to corporations, partnerships, institutions and governments. We act for clients located throughout the world from our offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden and Brazil.
Our revenues are principally derived from providing advisory services on mergers and acquisitions (or M&A), financings and restructurings, and are primarily driven by total deal volume and the size of individual transactions. Additionally, our private capital and real estate capital advisory group provides fund placement and other capital raising advisory services, where revenues are driven primarily by the amount of capital raised.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we completed an initial public offering of our common stock. We opened our second U.S. office in 2005, and we currently have five offices in the U.S. We opened a Canadian office in 2006. In 2008, we opened an office in Tokyo. Also, in 2008, we entered the capital advisory business, which provides capital raising advice and related services to private equity and real estate funds and sponsors. In 2010, we acquired the Australian advisory firm, Caliburn Partnership Pty Limited ("Caliburn" and now known as "Greenhill Australia"), which has two Australian offices. In 2012, we opened our Stockholm office, and in 2013, we opened an office in São Paulo, Brazil.
In 2010, we exited the merchant banking business, and beginning in 2011, we initiated the monetization of our investments in all of our previously sponsored merchant banking funds and Iridium Communications, Inc. ("Iridium"). Over the past three years, we liquidated substantially all of our investments in previously sponsored merchant banking funds and all of our investment in Iridium. In aggregate during that period, we have realized net proceeds of $63.1 million from the sale of substantially all of our interests in Greenhill Capital Partners II (or “GCP II”), Greenhill Capital Partners III (or “GCP III”), Greenhill Capital Partners Europe (or “GCP Europe”) and Greenhill SAV Partners (or “GSAVP”). Also, over the past three years we made systematic sales of our entire interest in Iridium (NASDAQ: IRDM), generating proceeds of $70.5 million. The net proceeds of $133.6 million from the sale of our investments in merchant banking funds and Iridium have been used principally to repurchase our common stock and reduce the outstanding amount of our revolving loan facility.
As of December 31, 2013, we had 319 employees globally, including 69 managing directors and 11 senior advisors. In January 2014, we promoted five of our principals to managing director.

Sources of Revenue
Our sources of revenues are advisory and, historically, merchant banking.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions)
Advisory revenues	$287.0	$291.5	$302.8	$252.2	216.0
Investment and merchant banking revenues (1)	0.2	(6.4)	(8.8)	26.1	82.6
Total revenues	$287.2	$285.1	$294.0	$278.3	$298.6

_____________________________________________

(1)
Effective at the close of business on December 31, 2010, we completed our separation from the historic merchant banking business and we ceased earning management fees. We retained our existing portfolio of investments, which was substantially monetized over the three year period ending December 31, 2013. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Merchant Banking Revenues”.

Advisory
We provide advisory services primarily in connection with mergers and acquisitions, financings, restructurings, and capital raisings. For all of our advisory services, we draw on the extensive experience, corporate relationships and industry expertise of our managing directors and senior advisors.
On merger and acquisition engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, and similar corporate finance matters and are generally involved at each stage of these transactions, from initial structuring to final execution. Our focus is on providing high-quality, unbiased advice to senior executive management and boards of directors of prominent large and mid-cap companies and to governments and other institutions in transactions that typically are of the highest strategic and financial importance to our clients. We advise clients on a full range of strategic matters, including acquisitions, divestitures, defensive tactics, special committee projects and other important corporate events. We provide advice on valuation, tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, and financing alternatives. Where requested to do so, we may provide an opinion regarding the fairness of a transaction.
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
In our private capital and real estate capital advisory business, we assist fund managers and sponsors in raising capital for new funds and provide related advisory services to private equity and real estate funds and other organizations globally. We also advise on secondary market transactions.
Advisory revenues accounted for 100% and 102% (due to investment losses) of our total revenues in 2013 and 2012, respectively. Non-U.S. clients are a significant part of our business, generating 49% and 42% of our advisory revenues in 2013 and 2012, respectively. We generate revenues from our advisory services by charging our clients fees. While fees payable upon the successful conclusion of a transaction or closing of a fund generally represent the largest portion of our advisory fees, we also earn on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. In addition, in our capital advisory business, we earn advisory fees based upon a percentage of capital committed to the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing.

Investment and Merchant Banking Revenues
We exited the merchant banking business on December 31, 2010. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or “GCP I”), GCP II, GSAVP and GCP Europe, which are families of merchant banking funds. At the time of our exit, GCP Capital Partners Holdings LLC (or “GCP Capital”), an entity principally owned by former Greenhill employees and independent from Greenhill, took over the management of our merchant banking funds.
Since our exit from the merchant banking business, we have sought to realize value from our remaining principal investments, which principally consisted of our investments in previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II to certain unaffiliated third parties and certain principals of GCP Capital for an aggregate amount of $44.8 million, subject to put options of $15.6 million. In December 2012, substantially all of the put options were exercised and we paid $15.5 million to acquire interests in two portfolio companies of GCP II. We also sold in 2011 our entire interest in GSAVP to certain unaffiliated third parties for $4.6 million. In 2012, we sold our entire interest in GCP Europe for proceeds of $27.2 million. In July 2013, we sold our entire investment in GCP III for $2.0 million. Our stakes in the merchant banking funds were sold for the book value of each investment except for GCP Europe, which was sold for approximately ninety percent of book value. At December 31, 2013, we have remaining investments in previously sponsored and other merchant banking funds of $11.7 million.
In October 2011, we initiated a sales plan to sell our entire interest in Iridium over a period of two or more years. In December 2013, we completed the sale of our entire interest in Iridium. Over the sale period, we sold our entire investment of 9,804,016 shares of Iridium common stock for proceeds of $70.5 million.
Beginning in 2011, as a result of our exit from the management of the merchant banking funds, we no longer generated management fees. Since 2010, our investment revenues consist entirely of gains (or losses) realized on the sale of our existing investments in the merchant banking funds and Iridium and changes in the unrealized value of estimated fair market value and quoted values of such investments. During the years ended December 31, 2010 and 2009, we earned management fees of $12.9 million and $17.4 million, respectively. As a result of the monetization of substantially all of our investments over the past three years, we do not expect to report significant investment revenues in future periods.
Employees
Our managing directors and senior advisors average approximately 25 years of relevant experience, which they leverage to advise on mergers and acquisitions, financing advisory and restructuring transactions, and capital raisings. We spend a significant amount of time training and mentoring our junior professionals. We seek to provide our junior professionals with exposure to mergers and acquisitions, financing advisory assignments and restructurings. This approach provides us with the flexibility to allocate resources depending on the transaction environment and provides our bankers with a wide variety of experiences to assist in the development of their business and financial judgment.
As of December 31, 2013, Greenhill employed a total of 319 people (including our managing directors and senior advisors), of which 176 were located in our offices in the Americas, 86 were based in our European offices, 43 in our Australian offices, and 14 in our Asian office. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.
Competition
As an investment bank providing advisory services, we operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there is an active revenue-generating engagement changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain, on an ongoing basis, business dialogues with a large number of clients and potential clients, as well as with their financial and legal advisors. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management team, competition from other investment banks and other causes.

The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are global and regional integrated banking firms, mid-sized full service financial firms, other independent financial services firms and specialized financial advisory firms. We compete with some of our competitors globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including transaction execution skills, our range of products and services, strength of relationships, innovation, reputation and price.
The global and regional integrated banking firms have the ability to offer a wider range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support their investment banking operations with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our business. In addition to our larger and mid-sized full service competitors, we compete with a number of independent investment banks, which offer independent advisory services on a model similar to ours. A few of the independent banks with whom we compete are larger and have greater general and industry specific coverage resources. Further, over the past few years, there has been an increase in the number of newly formed independent advisory firms, some of which provide industry specific advice. Since independent advisory firms require minimal capital to operate, there are few barriers to entry.
We believe our primary competitors in securing mergers and acquisitions and financing advisory and restructuring engagements are diversified financial institutions including Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group AG, Deutsche Bank AG, Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, and UBS AG as well as other investment banking firms such as Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd. and many closely held independent firms. We believe our primary competitors in securing private capital and real estate capital advisory engagements are Credit Suisse, Lazard Ltd., Park Hill Group and UBS AG.
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

Certain of our operations are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

North America

In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws and the protection of investors who invest in Greenhill. Greenhill & Co., LLC, a wholly-owned subsidiary of Greenhill through which we conduct our U.S. advisory business, is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. Greenhill & Co., LLC is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including Greenhill & Co., LLC. State and local securities regulators also have regulatory or oversight authority over Greenhill & Co., LLC.

Broker-dealers are subject to regulations that cover all aspects of the securities business. Our business model is exclusively focused on providing financial advice to clients and we do not hold customer funds or securities, or carry on securities trading, lending or underwriting activities. While this means that certain broker-dealer regulations, such as those pertaining to the use and safekeeping of customers' funds and securities and the financing of customers' purchases, may not be applicable to us, we remain subject to other applicable broker-dealer regulations, including regulatory capital levels, record keeping and reporting requirements, and the conduct and qualifications of officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, Greenhill & Co., LLC is subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant portion of a broker-dealer's assets be retained in liquid financial instruments relative to the amount of its liabilities. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Greenhill & Co., LLC is also affected by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois and California. Similar measures are being considered or have been implemented in other jurisdictions.
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

Europe

Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our controlled affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct our European advisory business, are licensed by and also subject to regulation by the United Kingdom's Financial Conduct Authority (“FCA”). Greenhill & Co. Europe LLP is also licensed and subject to regulation by the Federal Financial Supervisory Authority in Germany (“BaFin”). The current UK regulatory regime is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA. These rules govern all aspects of our advisory business in the United Kingdom, including carrying on regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.

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

Greenhill & Co. Sweden AB provides financial advice to clients in Sweden and the wider Nordic region, and is subject to regulation by the Swedish Financial Supervisory Authority.

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

Asia

Greenhill & Co. Japan Ltd. is registered with the Kanto Local Finance Bureau of the Ministry of Finance in Japan and is subject to regulation by the Financial Services Agency and the Securities and Exchange Surveillance Commission in Japan, and must comply with applicable provisions of the Financial Instruments and Exchange Act and other applicable Japanese legal and regulatory requirements, including customer protection rules and compliance with other applicable trading and investment banking regulations.

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
Our public internet site is http://www.greenhill.com. We make available, free of charge, through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Corporate Governance” section, and available in print upon request of any stockholder to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, our Corporate Governance Guidelines, Related Party Transaction Policy and Code of Business Conduct & Ethics governing our directors, officers and employees. You may need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A.  Risk Factors
Our ability to retain our senior managing directors is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors and senior advisors, particularly our senior managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left Greenhill in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director will have on our business. The departure or other loss of Mr. Greenhill, our founder and Chairman, Scott L. Bok, our Chief Executive Officer, the regional heads of businesses in North America, Europe, Australia, Japan or Brazil, the industry sector heads, or the departure or other loss of other senior managing directors, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements, which would materially adversely affect our results of operations.
In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. Although we have entered into non-competition agreements with each of our managing directors, there is no guarantee that these agreements are sufficiently broad or effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under these agreements.

Almost all of our revenues are derived from advisory fees
We are entirely focused on the financial advisory business and we earn substantially all of our revenues from advisory fees paid to us by each of our clients, in large part upon the successful completion of the client's transaction, restructuring or capital raising. Unlike diversified investment banks, which generate revenues from securities trading and underwriting, or other advisory firms, which have asset management businesses, and as a result of our monetization of substantially all of our investments, our generation of revenues from sources other than advisory fees is minimal. As a result, a decline in our advisory engagements, the number and scale of successfully completed client transactions or the market for advisory services generally would have a material adverse effect on our business and results of operations.
Our engagements are singular in nature and do not provide for subsequent engagements
We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any other period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement or closing, and the timing of these milestones is outside our control. In cases where an engagement is terminated prior to the successful completion of a transaction or project, whether due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.
A high percentage of our advisory revenues is derived from a small number of clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 43% of our total revenues in 2013 and 36% of our total revenues in 2012. We had one client engagement that accounted for 10% or more of our total revenues in 2013 and none in 2012. We earned $1 million or more from 58 clients in 2013, compared to 66 in 2012, of which 26% of the clients were new to the Firm in 2013 and 32% in 2012. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions or restructurings or fund raisings on which we are advising can be significant.
We generate a significant portion of our revenues from our services in connection with mergers and acquisitions and we have not historically been able to fully offset a decline in revenues from merger and acquisition services with revenues from our financing advisory and restructuring services
The vast majority of our bankers are focused on covering clients in the context of providing merger and acquisition advisory services and those activities generate a significant portion of our revenues. During a period when mergers and acquisitions activity declines and debt defaults increase, we increasingly rely on financing advisory and restructuring and bankruptcy services as a source of new business. We provide various restructuring and restructuring-related advice to companies in financial distress or their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions and the availability and cost of debt and equity financing. Because our financing advisory and restructuring business is intentionally smaller than our mergers and acquisitions advisory business, it is unlikely that we will be able to offset declines in mergers and acquisitions revenue with revenue generated from financing advisory and restructuring assignments and expect that it will remain that way for the foreseeable future.
Fees earned in connection with advisory assignments in the bankruptcy context may be subject to challenge and reduction
In our financing advisory and restructuring business we, from time to time, advise debtors or creditors of companies which are involved in bankruptcy proceedings in the United States Bankruptcy Courts. Under the applicable rules of those courts, our fees are subject to approval by the court and other interested parties have the ability to challenge the payment of those fees. Fees earned and reflected in our revenues may from time to time be subject to successful challenges, which could result in a reduction of revenues and affect our stock price adversely.

Our business may be adversely affected by difficult market conditions and a decline in transaction activity
Adverse market or economic conditions would likely affect the number, size and timing of transactions on which we provide advice and therefore adversely affect our advisory fees. Furthermore, as demonstrated over the past year, rapid increases in equity valuations and market volatility can negatively impact merger and acquisition activity. Our clients engaging in mergers and acquisitions often rely on access to the credit and/or equity markets to finance their transactions. The uncertainty of available credit and the volatility of equity markets can adversely affect the size, volume, timing and ability of our clients to successfully complete merger and acquisition transactions and adversely affect our advisory business. Furthermore, market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions.
While we operate in North America, Europe, Australia, Asia and Brazil, our operations in the United States and Europe have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in these locations.
Our capital advisory business is dependent on the availability of private capital for deployment in illiquid asset classes such as private equity and real estate funds for clients we serve
In our capital advisory business we assist fund managers and sponsors in raising capital for new private funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity and real estate funds. Following the onset of the financial crisis, there was a shortage of such capital, and far fewer new funds were raised than in the period preceding the crisis. More recently, while the absolute pool of commitments for alternative assets investments has increased, investors have increased their concentration of new capital commitments with large mega funds, which are generally perceived as lower risk platforms because of the breadth of investment professionals and assets under management. Because the mega funds have in house fundraising teams, they are typically not a potential source of business for us. As a result, we must seek opportunities to raise capital for other fund managers with successful track records and investment strategies that are attractive to the market. Due to the competition for capital with mega funds, the fund raising process may take longer to complete and there can be no certainty that our fund raising engagement will be completed successfully. To the extent private and public capital focused on illiquid investment opportunities for our clients remains limited, our ability to earn fees in the capital advisory business may be adversely affected.
We face strong competition from far larger firms and other independent firms
The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We believe we may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 319 employees (including managing directors and senior advisors) as of December 31, 2013 and total revenues of $287.2 million for the year ended December 31, 2013. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients' needs, greater global reach and broader relationships with their clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
Our integrated investment banking competitors and other large commercial banks, insurance companies and other broad-based financial services firms that have established or acquired financial advisory practices and broker-dealers or have merged with other financial institutions have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing, we may be unable to compete for advisory clients in a significant part of the advisory market.
In addition to our larger competitors, over the last few years, a number of independent investment banks have emerged which offer independent advisory services and some of these firms are larger and have greater general and industry specific coverage resources than we do. Further, over the past few years there has been an increase in the number of newly formed independent advisory firms some of which provide industry specific advice. Since independent advisory firms require minimal capital to operate, there are few barriers to entry. As these independent firms seek to gain market share, our share of the advisory business could diminish and there could be pricing pressure, which would adversely affect our revenues and earnings.

Strategic investments, acquisitions and joint ventures, or foreign expansion, may result in additional risks and uncertainties in our business
We intend to grow our core business through both recruiting and internal expansion and through strategic investments, acquisitions or joint ventures. In the event we make strategic investments or acquisitions, such as our acquisition of Greenhill Australia, or enter into joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our business.
To the extent that we pursue business opportunities outside the United States, including our recent expansion into Brazil, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult and costly for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.
If we expand to new geographic locations, such as our recent expansion into Brazil, we will incur additional compensation, occupancy, integration, legal and business development costs. Additionally, it may take more than one year for us to determine whether new managing directors will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on training, integration and business development. Depending upon the extent of our expansion, and whether it is done by recruiting new managing directors, strategic investment, acquisition or joint venture, the incremental costs of our expansion may be funded from cash from operations or other financing alternatives. There can be no assurance that we will be able to generate or obtain sufficient capital on acceptable terms to fund our expansion needs which would limit the future growth of the business and adversely affect our share price.
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
Compared to our larger, more diversified competitors in the financial services industry, we generally experience even greater variations in our quarterly revenues and profits. This is due to our dependence on a relatively small number of transactions for a large percentage of our revenues in each quarterly reporting period, with the result that our earnings can be significantly affected by the size and number of transactions closed in any particular quarter.
Furthermore, since substantially all of our revenues are generated from advisory fees, we lack other, more stable sources of revenue in material amounts, such as brokerage and asset management fees, which could moderate some of the volatility in advisory revenues. As a result, it may be difficult for us to achieve consistent results and steady earnings growth on a quarterly basis, which could adversely affect our stock price.
In many cases, we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring or closing of a fund. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. Our clients may not raise sufficient capital to start a new fund because anticipated investors may decline to invest in such a fund due to lack of liquidity, change in strategic direction of the investor, or other factors. In these circumstances, we may receive limited or no advisory fees. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our stock price.

A significant deterioration in the credit markets or the failure of one or more banking institutions could adversely affect our liquidity
As of December 31, 2013, we had cash and cash equivalents of $42.7 million. We have invested these assets in instruments which we believe are highly liquid, and monitor developments relating to the liquidity of these investments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash investments could have a material adverse effect on our liquidity and result in a charge to our earnings which could have a material adverse effect on the value of our stock.
We have a $45.0 million revolving loan facility from a U.S. commercial bank which currently expires on April 30, 2014. At December 31, 2013 we had $30.8 million drawn down from this facility. We utilize the revolving loan facility primarily to provide for our domestic cash needs, which include dividend payments, share repurchases, and working capital needs.
Historically, we have rolled over the maturity date of our revolving loan facility annually. Our inability to extend the maturity date of the loan or renew the facility on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. There is no assurance, if our credit facility is not renewed with the current lender, that we would be able to obtain a new credit facility of a similar size and on similar terms from a different lender. In order to repay the outstanding balance of our credit facility, we could be required to repatriate funds to the U.S. or issue debt or equity securities in the public or private markets, in each case on terms which may not be favorable to us. Our inability to refinance the loan facility could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.
Our employees own a significant portion of our common stock and their interests may differ from those of our public shareholders
Our employees and their affiliated entities collectively owned approximately 11% of the total shares of common stock outstanding as of February 21, 2014. Assuming the restricted stock units issued to our employees were fully vested as of February 21, 2014, our employees and their affiliates would have owned approximately 20% of our shares of common stock.
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
A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding
We award restricted stock units, as part of annual bonus and incentive compensation, to managing directors and other employees. We also award restricted stock units as a long term incentive to new hires at the time they join Greenhill. At February 21, 2014, 3,745,107, restricted stock units were outstanding, including 1,182,109 restricted stock units granted to employees in January 2014 as part of the long-term incentive award component of our annual compensation package. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other senior employees generally vest either ratably over a five year period, with the first vesting on the first anniversary of the grant date, or do not vest until the fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Awards of restricted stock to our more junior professionals generally vest ratably over a three to four year period. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 21, 2014 would be issued as follows: 200,523 additional shares in 2014, 972,074 shares in 2015, 817,652 shares in 2016, 850,984 shares in 2017, 576,721 shares in 2018, and 327,153 shares in 2019. In addition, in connection with the acquisition of Greenhill Australia, we issued 1,099,877 shares of convertible preferred stock of which 659,926 shares were converted into common stock in April 2013, and the remaining 439,951 shares may be converted into common stock in April 2015, subject to the achievement of the second revenue performance target. Further, in connection with the acquisition of Greenhill Australia, we awarded an additional 41,794 restricted stock units (not included above) which may vest in April 2015, subject to the achievement of a revenue performance target. Upon delivery of restricted stock units at the time they vest, we have historically repurchased from 31% to 43% of the awards for the payment of income tax withholding due upon settlement of the awards. Further, we have historically repurchased in the open market and through privately negotiated transactions a significant number of our shares of common stock. If we were to cease to or were unable to repurchase shares of common stock, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.
Employee misconduct could harm Greenhill and is difficult to detect and deter
There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at Greenhill. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Our advisory business often requires that we deal with highly confidential client information, the improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain advisory clients. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases.
In recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws.
While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws (or similar laws of other jurisdictions in which we do business) could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
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

We are subject to extensive regulation in the financial services industry
Because we operate in the financial services industry, we are subject to extensive regulation in the United States, Europe, Australia and Asia. In addition, as we expand our international operations by opening new offices outside the United States or by carrying out transactions or private placement activities internationally, we are increasingly subject to new regulatory requirements. Regulatory and self-regulatory agencies as well as securities commissions in various jurisdictions in which we do business are empowered to conduct periodic examinations and administrative proceedings that can result in censure, fine, issuance of “cease and desist” orders or suspension of personnel or other sanctions, including revocation of our license or registration or the registration of any of our regulated subsidiaries. In addition, as a result of recent highly publicized scandals in the financial services industry, scrutiny by regulators of financial services firms has increased significantly. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
Change in applicable law and regulatory schemes could adversely affect our business
From time to time, the United States and other national governments in the countries in which we operate and related regulatory authorities, as well as local governments, may adopt new rules which affect our business. Many of the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations may serve to limit our activities, including through net capital, customer protection and market conduct requirements. There can be no assurance that regulations will not be imposed which may materially adversely affect our business, financial condition or results of operation.
Recently, several states and municipalities in the United States, such as California, Illinois, New York State, and New York City have recently adopted “pay-to-play” and placement agent rules which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain of our private capital and real estate capital advisory engagements or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our capital advisory business.
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
The cost of compliance with international employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally
Since we operate our business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each state and country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If the existing regulations under which we operate are modified or interpreted differently or new regulations are issued and we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens, the purchase of services from local businesses, or requiring local ownership.
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
The value of our goodwill may decline in the future
A significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may require that we take charges in the future related to the impairment of goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill and other intangible assets is necessary, we would record the appropriate charge which could have a material adverse effect on our results of operations.
Operational risks and heightened cyber-security risks may disrupt our businesses, result in losses or limit our growth
We rely heavily on our financial, accounting and other data processing and communications systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.
We may also be subject to cyber-attacks on our critical data and we may not be able to anticipate or prevent all such attacks. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information and communication systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information or communication systems could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
We depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including catastrophic events such as hurricanes or other larger scale catastrophes, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of catastrophes and other disasters are inherently unpredictable. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. Although we carry insurance to mitigate its exposure to certain catastrophic events, our insurance and other safeguards might only partially reimburse us for our losses, if at all.
If we grow rapidly we may place significant demands on our administrative, operational and financial resources
Our future growth will depend, among other things, on our ability to successfully identify practice groups and individuals to join Greenhill. It may take more than one year for us to determine whether new professionals will be effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain successful professionals, we will not be able to implement our growth strategy and our financial results may be materially adversely affected.
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
The market price of our common stock may decline
The price of our common stock may fluctuate widely, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, changes in general economic or market conditions and broad market fluctuations. Since a significant portion of the compensation of our managing directors and certain other employees is paid in restricted stock units and our employees rely upon the ability of share sales to generate additional cash flow, a decline in the price of our stock may adversely affect our ability to retain key employees, including our managing directors. Similarly, our ability to recruit new managing directors may be adversely affected by a decline in the price of our stock.
We could change our existing dividend policy in the future
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. Since 2007, we have paid quarterly cash dividends of $0.45 per share of our common stock to holders of record. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our board of directors and depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our board of directors could decide to reduce or even suspend dividend payments in the future. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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

Forward-looking statements include, but are not limited to, the following:

•
the statement that as a result of the monetization of substantially all of our investments over the past three years, we do not expect to report significant investment revenues in future periods in "Business — Investment and Merchant Banking Revenues";

•	the statement that we expect the financial services industry to remain intensely competitive in “Business — Competition”;

•
the statement that our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees in “Business — Competition”;

•
the statement that we expect that our advisory engagements will continue to be limited to a relatively small number of clients and that an even smaller number of those clients will account for a high percentage of revenues in any particular year in “Risk Factors — A high percentage of our advisory revenues are derived from a small number of clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results”;

•
the statement that it is unlikely that we will be able to offset declines in mergers and acquisitions revenue with revenue generated from financing advisory and restructuring assignments and expect that it will remain that way for the foreseeable future in "Risk Factors — We generate a significant portion of our revenues from our services in connection with mergers and acquisitions and we have not historically been able to fully offset a decline in revenues from merger and acquisition services with revenues from our financing advisory and restructuring services";

•
the statement that we intend to grow our core business through both recruiting and internal expansion and through strategic investments, acquisitions or joint ventures in "Risk Factors — Strategic investments, acquisitions and joint ventures, or foreign expansion, may result in additional risks and uncertainties in our business";

•	the statement that we intend to continue to pay quarterly dividends in “Risk Factors — We could change our existing dividend policy in the future”;

•
the statements that we intend to continue our efforts to recruit new managing directors with industry sector experience and to recruit new managing directors to increase our geographic reach in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”;

•
the statement that we continue to expect M&A activity over time to rebound toward its historic levels in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•
the statement that we believe we are still in the early stages of the process to continue to focus on increasing the breadth of our advisory activities by industry sector in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•
the statement that as transaction activity rebounds, we will seek to return towards the higher end of our historic pre-tax margin in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment”;

•
the statement that as a result of the monetization of substantially all of our investments over the past three years, we do not expect to report significant investment revenues in future periods in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Merchant Banking Revenues”;

•
the statement that we expect that our fixed compensation costs for 2014 will be comparable to 2013 and 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation and Benefits Expenses”;

•
the statement about our objective to reduce our ratio of compensation to revenues over time to a ratio not to exceed 50% at a time when market activity and our revenue productivity improve in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Compensation and Benefits Expenses”;

•
the statement that we do not expect any material short term increases in our non-compensation expenses and over the longer term any increases in our non-compensation expenses will be dependent mostly on our geographic expansion to new locations, general inflation increases in rent and other costs we incur and to a much lesser extent on our increase in headcount within our existing locations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Compensation Costs Expenses”;

•
the statement that we expect to pay approximately $15.3 million in 2014 principally related to income taxes owed in the United States and the United Kingdom for the year ended December 31, 2013 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that we expect to renew the revolving loan facility this year although our ability to do so in the future is not certain in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

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

•
the statement that we expect to fund repurchases of common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $77.1 million over the next five years in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that we intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that while we believe that the cash generated from operations and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividend payments, share repurchases and build-out costs of new office space, we may adjust our variable expenses and non-recurring disbursements, if necessary, to meet our liquidity needs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”;

•
the statement that management believes that we are not exposed to significant credit risk due to the financial position of the depository institutions in which our deposits are held in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”; and

•
the statement that we may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

Item 1B.  Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Exchange Act.

Item 2.  Properties
The Firm’s principal offices, all of which are leased, are as follows:

Location	Owned/Leased	Lease Expiration	Approximate Square Footage as of December 31, 2013
300 Park Avenue	Leased	2020	105,000 square feet
New York, New York (Global Headquarters)
Lansdowne House	Leased	2018	19,000 square feet
57 Berkeley Square, London
Neue Mainzer Strasse 52-58	Leased	2015	13,000 square feet
Frankfurt
79 Wellington Street West	Leased	2019	5,000 square feet
Toronto
Marunouchi Building	Leased	2016	4,000 square feet
Tokyo
The Chiefley Tower	Leased	2015	14,000 square feet
2 Chiefley Square, Sydney

Most of the lease arrangements listed above provide for renewal options beyond the date of expiration.
We also have eight additional offices with 42,000 of aggregate square feet with terms expiring through 2021.

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
Scott L. Bok, 54, has served as our Chief Executive Officer since April 2010, served as Co-Chief Executive Officer from October 2007 until April 2010, served as our U.S. President from January 2004 until October 2007 and has been a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok served as Chief Executive Officer and Chairman of the Board of GHL Acquisition Corp. from 2007 to 2009 and as a member of the Board of Directors of its successor, Iridium Communications Inc., from 2009 to 2013. He has also served as a member of the Board of Directors of Heartland Payment Systems (2001 — 2005) and Republic Group Insurance (2003 — 2007).
Christopher T. Grubb, 34, has served as our Chief Financial Officer since May 2012 and is also a member of our Management Committee.  Mr. Grubb joined Greenhill in 2006 and was promoted to Managing Director in January 2014. Prior to joining Greenhill, Mr. Grubb worked in the investment banking group at UBS. Mr. Grubb advises clients on a variety of M&A and restructuring transactions and is also responsible for a variety of administrative roles at Greenhill.
Harold J. Rodriguez, Jr., 58, has served as our Chief Operating Officer since January 2012, served as Chief Administrative Officer from March 2008 until January 2012 and was Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Mr. Rodriguez served as Chief Financial Officer of GHL Acquisition Corp. from 2008 to 2009. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
Gavin D. Solotar, 49, has served as our General Counsel and Secretary since September 2012. Prior to joining Greenhill, Mr. Solotar was a partner of Wachtell, Lipton, Rosen & Katz, focusing on mergers and acquisitions, corporate governance, and securities law matters. Mr. Solotar joined Wachtell, Lipton, Rosen & Katz in 1992.
Our Board of Directors has seven members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and five of whom are independent (Robert T. Blakely, John C. Danforth, Steven F. Goldstone, Stephen L. Key and Karen P. Robards). John C. Danforth has elected to retire from our Board of Directors effective as of March 1, 2014.  Accordingly, as of that date, the number of directors serving on our Board of Directors will be reduced from seven to six.  A brief biography of each of Messrs. Greenhill, Blakely, Danforth, Goldstone and Key and Ms.Robards is set forth below.
Robert F. Greenhill, 77, our founder, has served as our Chairman since the time of our founding in 1996, served as Chief Executive Officer from 1996 until October 2007 and was a member of our Management Committee from its formation in January 2004 until October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was President of, and from January 1989 to January 1991, Mr. Greenhill was a Vice Chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.
Robert Blakely, 72, has served on our Board of Directors since April 2009. Since 2008, Mr. Blakely has served as the President of Performance Enhancement Group, a position he previously held from 2002 to 2003. From February 2006 to January 2008, Mr. Blakely served as Executive Vice President of Fannie Mae and from February 2006 to August 2007, as its Chief Financial Officer. From 2003 to 2006, Mr. Blakely served as Executive Vice President and Chief Financial Officer of MCI. Mr. Blakely is a member of the board of directors of Westlake Chemical Corporation, Natural Resource Partners L.P. and Ally Financial Inc. (formerly GMAC Inc.).

John C. Danforth, 77, has served on our Board of Directors since February 2005. He served as the United States Representative to the United Nations between July 2004 and January 2005 and, except during his service at the United Nations, has been a partner in the law firm of Bryan Cave LLP since 1995. He served in the United States Senate from 1976 to 1995. Senator Danforth is a director of Cerner Corporation. He is ordained to the clergy of the Episcopal Church. On February 12, 2014, Senator Danforth announced his retirement from the Board of Directors, effective March 1, 2014.
Steven F. Goldstone, 68, has served on our Board of Directors since July 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell LLP, a law firm in New York City. He is also Non-Executive Chairman of ConAgra Foods, Inc. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standard Companies, Inc.) from 2002 until 2008 and as a member of the Board of Directors of Merck & Co. from 2008 until 2012.
Stephen L. Key, 70, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. Prior to joining ConAgra, Inc. from 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key has served as a member of the board of directors of Fairway Group Holdings Corp. since August 2012 and as Chairman of the Audit Committee of the board of directors of Fairway Group Holdings Corp. since April 2013. Mr. Key has also served as a member of the board of directors of Sitel, Inc. from 2007 until 2008, as a member of the board of directors of Forward Industries, Inc. from 2010 until 2012, and as a member of the board of directors of 1-800-Contacts, Inc. from 2005 to 2012.
Karen P. Robards, 63, has served on our Board of Directors since April 2013. Since 1987, Ms. Robards has been a partner of Robards & Company, LLC, a financial advisory firm. From 1976 to 1987, Ms. Robards was an investment banker at Morgan Stanley where she served as head of its healthcare investment banking activities. Ms. Robards currently serves as Vice Chair of the Board and Chair of the Audit Committee of BlackRock Closed-End Funds. Ms. Robards is also a member of the Board of Directors of AtriCure, Inc., a medical device company, where she has served since 2000. From 1996 to 2005, Ms. Robards served as a director of Enable Medical Corporation, a developer and manufacturer of surgical instruments, which was acquired by AtriCure, Inc. in 2005. From 2007 to 2010, Ms. Robards also served as a director of Care Investment Trust, a publicly held real estate investment trust focusing on investment opportunities in the healthcare industry.

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

	Fiscal 2013
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$61.79	$53.13	$0.45
Second quarter	54.04	43.65	0.45
Third quarter	53.22	45.00	0.45
Fourth quarter	58.59	44.90	0.45

	Fiscal 2012
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$50.14	$35.99	$0.45
Second quarter	44.75	31.93	0.45
Third quarter	53.33	34.30	0.45
Fourth quarter	52.76	43.52	0.45

As of February 21, 2014, there were 6 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.
On February 21, 2014, the last reported sales price for our common stock on the New York Stock Exchange was $54.15 per share.
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

COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2013

The following table provides information as of December 31, 2013 regarding securities issued under our equity compensation plans that were in effect during fiscal 2013.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	Equity Incentive Plan (1)	3,503,450	(2)	$—	(3)	20,948,611
Equity compensation plans not approved by security holders	None	—		—		—
Total		3,503,450		$—		20,948,611

_____________________________________________

(1)
Our amended Equity Incentive Plan was approved by our security holders in April 2008. See “Note 12 — Restricted Stock Units” of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

(2)	Excludes 1,182,109 restricted stock units granted to employees subsequent to December 31, 2013 as part of our long term incentive awards program.

(3)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.
Share Repurchases in the Fourth Quarter of 2013

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
October 1 – October 31	—	$—	0	$57,465,882
November 1 – November 30	—	—	0	$57,465,882
December 1 – December 31	—	—	0	$57,465,882
Total	0		0

_____________________________________________

(1)
Excludes 12,202 shares we are deemed to have repurchased in the fourth quarter of 2013 at an average price of $50.04 per share, or $0.6 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
Shares which may be repurchased under the plan authorized by the Board of Directors on January 23, 2013 for the repurchase of up to $100,000,000 of our common stock through December 31, 2013. Effective January 28, 2014, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2014 through December 31, 2014.

(3)
The value of shares repurchased during the year ended December 31, 2013 excludes 226,505 shares we are deemed to have repurchased at an average price of $56.83 per share, or $12.9 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 6.  Selected Financial Data

	As of or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share and number of employees data)
Statement of Income Data:
Advisory revenues	$287.0	$291.5	$302.8	$252.2	$216.0
Investment revenues	0.2	(6.4)	(8.8)	26.1	82.6
Total revenues	287.2	285.1	294.0	278.3	298.6
% change from prior year	1%	(3)%	6%	(7)%	35%
Employee compensation and benefits expense	155.7	151.8	162.6	159.9	138.3
Non-compensation expenses	60.3	62.8	62.7	59.5	46.5
Income before taxes	71.2	70.5	68.7	58.9	113.8
Provision for taxes	24.5	28.4	24.1	19.5	42.7
Net income allocated to common stockholders	46.7	42.1	44.6	39.4	71.1
Diluted average shares outstanding	30,160,669	30,561,682	31,034,817	30,776,034	29,753,609
Diluted earnings per share	1.55	1.38	1.44	1.12	2.39
Balance Sheet Data:
Total assets	$353.4	$387.0	$460.7	$508.7	$328.4
Total liabilities	75.7	83.5	113.2	135.8	94.8
Stockholders’ equity	276.7	302.2	346.2	370.5	232.1
Noncontrolling interests	1.0	1.3	1.4	2.4	1.5
Total equity	277.7	303.5	347.6	372.9	233.6
Dividends declared per share	1.80	1.80	1.80	1.80	1.80
Selected Data and Ratios (unaudited)
Income before taxes as a percentage of revenues	25%	25%	23%	21%	38%
Revenues per employee (a)	$893	$891	$920	$908	$1,140
Employees at year-end (b)
Americas	176	179	174	180	187
Europe	86	90	81	85	93
Asia	14	14	14	13	10
Australia	43	41	47	45	—
Total employees	319	324	316	323	290

(a)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year.

(b)	Includes our managing directors and senior advisors.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Greenhill is a leading independent investment bank focused on providing financial advice related to significant mergers, acquisitions, restructurings, financings and capital raisings to corporations, partnerships, institutions and governments. We represent clients throughout the world and have offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden and Brazil.
Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. Additionally, our private capital and real estate capital advisory group provides fund placement and other capital raising advisory services, where revenues are driven primarily by the amount of capital raised.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), with a range of geographic, industry and transaction specialties as well as different sets of corporate and other relationships. As part of this expansion, we opened a London office in 1998, opened a Frankfurt office in 2000 and began offering financial restructuring advice in 2001. On May 11, 2004, we converted from a limited liability company to a corporation, and completed an initial public offering of our common stock. We opened our second U.S. office in 2005, and we currently have five offices in the U.S. We opened a Canadian office in 2006. In 2008, we opened an office in Tokyo. Also in 2008, we entered the capital advisory business, which provides capital raising advice and related services to private equity and real estate funds and sponsors. In 2010, we acquired the Australian advisory firm, Caliburn, which has two Australian offices. In 2012, we opened our Stockholm office, and in October 2013, we opened an office in São Paulo, Brazil.
Over the past five years, we have recruited new managing directors and made internal promotions to managing director to increase our industry sector and geographic coverage. Since January 1, 2009, we have increased the number of client facing managing directors, mostly through outside hires, 1.5 times from 47 to 69 as of January 1, 2014. We have added managing directors with sector experience in Consumer Goods, Energy, Financial Services, Gaming and Hospitality, Healthcare, Industrials, Pharmaceuticals, and Telecommunications as well as a team of managing directors focused on real estate capital advisory. Additionally, over the past five years we have significantly increased our geographic reach by adding offices in the United States, Australia, Sweden and Brazil. Although we recruited fewer managing directors over the past three years as compared to the period from 2008 through 2010, we intend to continue our efforts to recruit new managing directors with industry sector experience both to expand globally the depth of our industry teams and to increase the sectors we cover. Furthermore, we intend to recruit new managing directors to increase our geographic reach.
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
Following our exit from the merchant banking business, we began the monetization of our investments in our previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II and GSAVP for $49.4 million, which represented their total book value. In December 2012, the purchasers of GCP II exercised their put rights requiring us to repurchase substantially all of our original interests in two portfolio companies for $15.5 million. Also, in 2012, we sold our entire interest in GCP Europe for $27.2 million, which represented approximately 90% of its book value. In July 2013, we sold our entire investment in GCP III for $2.0 million, which represented the book value of our investment. At December 31, 2013, we held remaining investments in merchant banking funds with an estimated fair value of $11.7 million.
In October 2011, we initiated a plan to sell our entire interest in Iridium systematically over a period of two or more years. As of December 31, 2013, we had sold all of our holdings in Iridium and realized aggregate proceeds of $70.5 million since we initiated the sale of our holdings in Iridium. The net proceeds from the sale of our investments in the merchant banking fund and Iridium realized over the past three years were in aggregate $133.6 million, and were principally used to repurchase our common stock and reduce the outstanding amount of our revolving loan facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

At December 31, 2013, we employed 319 people. We strive to maintain a work environment that fosters professionalism, excellence, integrity, diversity and cooperation among our employees worldwide.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. In addition, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter. See “Risk Factors.”
Our advisory revenues were $287.0 million in the year ended December 31, 2013 compared to $291.5 million in the year ended December 31, 2012, which represents a decrease of 2%. At the same time, worldwide completed M&A volume for 2013 decreased 1% from 2012 and the number of worldwide completed M&A transactions decreased by 10%, while worldwide announced M&A volume decreased 3% and the number of worldwide announced M&A transactions decreased 8% (1).
While the general level of global transaction activity remained relatively weak in 2013, with a small further decline in completed transaction volume and a larger decline in the number of completed transactions, our business proved to be resilient, and our sources of revenue proved to be diverse, allowing us to again achieve all four of the primary objectives on which we have historically focused. Our market share increased again, as our advisory revenues for the year were down only 2%, while our large bank competitors experienced a greater aggregate decline of 7% in advisory revenues for the year. Since 2008, we have solidly outpaced that group, with our 32% cumulative advisory revenue increase over that period compared to a decline of 32% in aggregate large bank advisory revenues in the same period. And, in the past three of those years we accomplished that despite keeping our headcount flat. Our compensation ratio rose slightly this year, but was offset by a decline in our non-compensation costs, resulting in a repeat of last year's 25% pretax margin, which again was the best among our closest peers by a large margin. In 2013, our tax rate declined to the level it was prior to the financial crisis because we returned to generating more revenue from lower taxed foreign sources. Finally, we not only continued to maintain our strong dividend level but repurchased sufficient shares to bring our share count to a level slightly lower than a year ago, all while maintaining a balance sheet with no net debt.
While we continue to expect M&A activity over time to rebound toward its historic levels, we continue to focus on building a truly global business. In that regard, our European revenues increased approximately 50% in 2013 as compared to 2012 despite market statistics showing a further decline in transaction activity in that region. We also had small gains in Canadian and Japanese client revenue. While Australian revenue declined, we were pleased to advise on several U.S. to Australia cross-border transactions in recent months, and we aim to build on that cross-border advisory capability. Although our Brazilian presence is in its very early days, we are already encouraged by the development of our team and the level of client assignments there.
Further, while remaining solely focused on client advisory work, we continue to focus on increasing the breadth of our advisory activities. On the corporate advisory side, we continue to develop our advisory capabilities by industry sector, and believe we are still in the early stages of that process. In addition, we are pleased by our progress in the capital advisory (fund placement) business, which grew in 2013 and we believe has significant further potential still to be developed. Additionally, we continue to focus on managing our business in a disciplined manner. In the past few years we have entered new regions and upgraded our team while maintaining a flat headcount and flat non-compensation costs, resulting in repeatedly strong pre-tax profit margins.
In 2013, we advised on transactions for the first time for such leading companies around the world as Actavis, Inc., Ameren Corporation, Danone SA, Dentsu Inc., Hitachi, Ltd., Japan Tobacco Inc. and SUPERVALU Inc. We also advised on new transactions in all major markets for clients for whom we had previous engagements such as AT&T Inc., Elders Limited, GlaxoSmithKline LLC, Inchcape plc, Inergy, L.P., Kinder Morgan Energy Partners, LINN Energy, LLC, Lion Pty Ltd., Meadwestvaco Corporation, Suncorp Group Limited and Tesco Plc.
By geographic region in 2013, our advisory revenues were relatively well dispersed throughout our global locations. North America, and specifically our merger and acquisition activities in this region, where we generated in excess of 56% of our revenues, remained our largest contributor in 2013. Most of our other 2013 advisory revenues were generated in Europe, where we derived approximately 29% of our revenues and in Australia, where we derived approximately 12% of our revenues, which is a decline from strong prior years' levels but consistent with M&A market trends in that region. As compared to 2012, declines in North American and Australian revenues in 2013 were offset by an increase in European revenues, where we advised on a number of large transactions.

(1)	Source: Global M&A completed and announced transaction volume for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Source: Thompson Financial as of February 21, 2014.

By industry in 2013, improved performance in the consumer and retail, healthcare and financial services sectors generally offset a decline in activity in the technology, industrial and energy sectors. Further, we generated 11% of our advisory revenue from our capital advisory business, which primarily provides capital raising advice for private equity and real estate funds compared to 9% in 2012.
After a significant increase in headcount from the time of our IPO through 2010, our headcount has remained relatively constant since then. During the past three years our compensation and benefits expense, which we measure as a percentage of revenues, have ranged from 53% to 55% of revenues. In 2013, our ratio of compensation and benefits expense to revenues was 54% and while significantly below our closest peers, it was still above our historic levels and policy goal of maintaining a ratio not to exceed 50%. Our non-compensation costs over the past three years have remained relatively consistent in absolute dollars consistent with our stable headcount and disciplined control over both fixed and variable costs. As a percentage of revenues, our non-compensation costs have ranged from 21% to 22% over the past three years, and were 21% in 2013. Our pre-tax margin over the past three years has ranged from 23% to 25%, and was 25% in 2013. Over the 10 year period since our IPO, our pre-tax margin ranged from 21% to 44% and as transaction activity rebounds, we will seek to return towards the higher end of our historic pre-tax margin range.
Our historically strong profit margin and operating cash flow has allowed us to maintain an attractive dividend policy while also allowing us to repurchase a significant number of shares of our common stock. Our annual dividend payout has been $1.80 per common share since 2008. In 2013, we repurchased 853,870 shares of our common stock in open market repurchases and, in addition, repurchased from employees 226,505 restricted stock units at the time of vesting to settle tax liabilities. In aggregate in 2013, we repurchased 1,080,375 shares of our common stock and common stock equivalents at an average price of $51.28 for a total purchase cost of $55.4 million. Our board has authorized up to $75 million of additional share repurchases in 2014.
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

Results of Operations
The following tables set forth data relating to the Firm’s sources of revenues:
Historical Revenues by Source

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Advisory revenues	$287.0	$291.5	$302.8	$252.2	$216.0
Investment revenues	0.2	(6.4)	(8.8)	26.1	82.6
Total revenues	$287.2	$285.1	$294.0	$278.3	$298.6

Advisory Revenues
Historical Advisory Revenues by Client Location

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
North America	52%	60%	48%	57%	65%
Europe	33%	22%	22%	20%	34%
Australia	12%	14%	22%	15%	—
Asia, Latin America & Other	3%	4%	8%	8%	1%

Historical Advisory Revenues by Industry

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Communications & Media	9%	7%	7%	7%	1%
Consumer Goods & Retail	14%	8%	13%	6%	8%
Energy & Utilities	7%	11%	8%	14%	8%
Financial Services	13%	7%	22%	17%	19%
Healthcare	16%	9%	12%	7%	16%
Real Estate, Lodging & Leisure	4%	5%	6%	6%	2%
Technology	6%	13%	2%	4%	10%
General Industrial & Other	20%	31%	21%	38%	34%
Capital Advisory (Fund Placement)	11%	9%	9%	1%	2%

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
A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, fund or similar transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn on-going retainer and strategic advisory fees, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion and, in our capital advisory business, upon our client’s acceptance of capital commitments, including before the final closing of the fund.
We do not allocate our advisory revenue by type of advice rendered (M&A, financing advisory and restructuring, strategic advisory or other) because of the complexity of the assignments for which we earn revenue and because a single transaction can encompass multiple types of advice. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed client. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring. Finally, an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa. We do, however, separately allocate capital advisory revenue.
2013 versus 2012. Advisory revenues were $287.0 million for the year ended December 31, 2013 compared to $291.5 million for the year ended December 31, 2012, which represents a decrease of 2%. The slight decrease in our 2013 advisory revenues, as compared to 2012, resulted from a decrease in announcement and opinion fees and retainer fees, largely offset by an increase in fees from completed assignments, which were generally larger in scale than the prior year, and greater fund placement fees.
Prominent advisory assignments completed in 2013 include:

•	the acquisition by Actavis, Inc. of Warner Chilcott plc;

•	the sale of Aegis Group plc to Dentsu Inc.;

•	the acquisition by ASML Holding NV of Cymer, Inc.;

•	the capital raising for Cerberus Institutional Real Estate Partners III, L.P.;

•	the sale of Coventry Health Care, Inc. to Aetna;

•	the merger of Det Norske Veritas of Norway with Germanischer Lloyd of Germany;

•	the sale of GlaxoSmithKline's nutritional drinks brands Lucozade and Ribena to Suntory Beverage & Food Ltd.;

•	the sale by The Hartford Financial Services Group, Inc. of its Individual Life Insurance business to Prudential Financial, Inc.;

•	the acquisition by Inergy LP from Crestwood Holdings of Crestwood Holdings' general partner interest and incentive distribution right interest in Crestwood Midstream; and

•	the sale by SUPERVALU Inc. of its New Albertsons, Inc. subsidiary to an investor group led by Cerberus Capital Management L.P.
During 2013, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for seven final closings of the sale of limited partnership interests in such funds and two secondary market sales of limited partnership interests. Capital advisory fees for 2013 were $30.9 million compared to $25.8 million for 2012, reflecting an increase of $5.1 million, or 20%, primarily due to an increase in the scale of the fund closings.
We earned advisory revenues from 143 different clients in 2013 and 160 clients in 2012. Of this group of clients, 35% were new to us in 2013 compared to 48% in 2012. We earned $1 million or more from 58 clients in 2013, down 12% compared to 66 in 2012. The ten largest fee-paying clients contributed 43% and 36% to our total revenues in 2013 and 2012, respectively, and three of the top ten largest fee-paying clients in 2013 had in any prior year been among our ten largest fee-paying clients. In 2013, we earned approximately 10% of our total revenues from our single largest client engagement (advice to Coventry Health Care, Inc. in connection with its sale to Aetna). There were no clients in 2012 that accounted for 10% or more of our total revenues.
2012 versus 2011. Advisory revenues were $291.5 million for the year ended December 31, 2012 compared to $302.8 million for the year ended December 31, 2011, which represents a decrease of 4%. The decrease in our 2012 advisory revenues, as compared to 2011, resulted from a slight change in the mix of our advisory assignments and resulting transactions, with fewer $1 million or greater revenue clients nearly offset by having more $10 million or greater revenue clients.
Prominent advisory assignments completed in 2012 include:

•	the acquisition by Boyd Gaming Corporation of Peninsula Gaming, LLC;
•the sale of Deltek, Inc. to Thoma Bravo, LLC;

•	the sale by The Hartford Financial Services Group, Inc. of its Retirement Plans Group to Massachusetts Mutual Life Insurance Company;
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
During 2012, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for six final closings of the sale of limited partnership interests in such funds and two secondary market sales of limited partnership interests, achieving similar results to 2011.

We earned advisory revenues from 160 different clients in each of 2012 and 2011. Of this group of clients, 48% were new to us in 2012, compared to 36% in 2011. We earned $1 million or more from 66 clients in 2012, down 11% compared to 74 in 2011. The ten largest fee-paying clients contributed 36% and 35% to our total revenues in 2012 and 2011, respectively, and none of the top ten largest fee-paying clients in 2012 had in any prior year been among our ten largest fee-paying clients. We did not have any client in 2012 or 2011 that accounted for 10% or more of our total revenue.
By geographic region in 2012, compared to 2011, a decline in both Australian revenues and revenues outside our primary markets was offset by an increase in North American revenues, driven by changes in general transaction activity in those markets. By industry sector, greater activity in the industrial, technology and energy sectors generally offset a sharp decline in activity in the financial services sector.
Investment and Merchant Banking Revenues
In December 2009, we sold our interest in the merchant banking business in order to focus entirely on our advisory business. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s merchant banking funds (GCP I, GCP II, GSAVP and GCP Europe). At the time of our exit, GCP Capital Partners Holdings LLC (or “GCP Capital”), an entity principally owned by former Greenhill employees and independent from us, took over the management of our merchant banking funds.
Since our exit from the merchant banking business we have sought to realize value from our remaining principal investments, which principally consisted of investments in previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II to certain unaffiliated third parties and certain principals of GCP Capital for an aggregate price of $44.8 million, which represented the book value of the assets sold. As part of that sale, the purchasers had put rights, substantially all of which were exercised and we acquired interests in two portfolio companies of GCP II for $15.5 million in the fourth quarter of 2012. We also sold in 2011 our entire interest in GSAVP funds to certain unaffiliated third parties for $4.6 million, which also represented the book value of the assets sold. We did not recognize any gain or loss on the sales of our interest in GCP II or GSAVP because we sold our interests at book value.
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
In 2013, we sold our entire investment in GCP III for $2.0 million, which approximated the book value of the investment. At December 31, 2013, we had remaining investments in previously sponsored and other merchant banking funds of $11.7 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
In October 2011, we initiated a Rule 10b5-1 plan to sell our entire interest in Iridium over a period of two or more years. In December 2013, we completed the sale of our entire interest in Iridium. Over the sale period, we sold 9,804,016 shares of Iridium common stock for total proceeds of $70.5 million.
The following table sets forth additional information relating to our investment and merchant banking revenues:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Net realized and unrealized gain (loss) in Iridium	$0.8	$(5.0)	$(6.2)
Net realized and unrealized gains (losses) in investments in merchant banking funds	(1.9)	(3.4)	(4.5)
Sale of certain merchant banking assets	0.2	0.3	0.8
Interest income	1.1	1.7	1.1
Total investment and merchant banking revenues	$0.2	$(6.4)	$(8.8)

Investment and merchant banking revenues accounted for 0% and negative 2% (an investment loss) of our revenues in 2013 and 2012, respectively. During the period 2011 through 2013, we generated investment revenues principally from gains (or losses) on the existing investments in the merchant banking funds and Iridium as these investments were liquidated. As a result of the sale of substantially all of our investments over the past three years, we do not expect to report significant investment revenues in future periods.

We recognized gains or losses from our investment in Iridium from marking to market our holdings at the end of each period to record unrealized gains or losses. To the extent we sold our holdings in Iridium for a price above or below our mark for the previously reported period, we recognized realized gains or losses on such sales during the period of sale. In 2013, we recognized a gain on our investment in Iridium of $0.8 million which compares to the recognition of a loss of $5.0 million in 2012.
We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. The value of merchant banking fund investments in privately held companies is determined by the general partner of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair value of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period, which may have a material effect, positive or negative, on our revenues and thus our results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition — Investment Revenues”.
For our remaining investments in the merchant banking funds, the size and timing of changes in the fair value are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are fully liquidated. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could negatively impact the amount of investment revenues we record in any period.
2013 versus 2012. For the year ended December 31, 2013, we recorded an investment gain of $0.2 million compared to an investment loss of $6.4 million for the year ended December 31, 2012. The net gain of $6.6 million principally resulted from improved share price performance in the quoted value of Iridium during 2013 compared to 2012.

During 2013, we completed the sale of our investment in Iridium, selling 5,084,016 common shares at an average price of $6.73 per share for proceeds of $34.2 million. We recognized a gain of $0.8 million on our 2013 sales as compared to a loss of $5.0 million in 2012.
2012 versus 2011. For the year ended December 31, 2012, we recorded an investment loss of $6.4 million compared to an investment loss of $8.8 million for the year ended December 31, 2011. The investment losses in both 2012 and 2011 resulted from declines in the quoted market price of Iridium and the estimated fair market value of our investments in merchant banking funds.

Operating Expenses

For the year ended December 31, 2013, total operating expenses were $215.9 million compared to $214.6 million of total operating expenses in 2012. The increase of $1.3 million, or 1%, related to an increase in our compensation and benefits expense, partially offset by a decrease in non-compensation expenses as described in more detail below. Our pre-tax income margin for 2013 and 2012 remained constant at 25%.
We classify operating expenses as employee compensation and benefits expense and non-compensation expenses. Operating expenses include travel, office space, communications, information services, depreciation, professional services and interest expense. A portion of certain costs are reimbursed by clients under the terms of client engagements.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Year Ended December 31,
	2013	2012	2011
	(in millions, except employee data)
Number of employees at year end	319	324	316
Employee compensation and benefits expense	$155.7	$151.8	$162.6
% of revenues	54%	53%	55%
Non-compensation expenses	60.3	62.8	62.7
% of revenues	21%	22%	21%
Total operating expenses	215.9	214.6	225.3
% of revenues	75%	75%	77%
Total income before taxes	71.2	70.5	68.7
Pre-tax income margin	25%	25%	23%
Compensation and Benefits Expenses
The principal component of our operating expenses is employee compensation and benefits expense. Since our IPO in 2004, we have sought to keep our total compensation and benefits expense to a ratio that does not exceed 50% of total revenues each year. While we achieved that objective during the period from our IPO through 2009, when our ratio of compensation to revenues was 46%, we have been affected over the past few years by the challenging transaction environment and our ratio of compensation to revenues has ranged between 53% and 55% since 2010. The ratio of compensation to revenues in 2013 was 54%.
The actual compensation expense ratio is determined by management in consultation with the Compensation Committee and based on such factors as the relative level of revenues, anticipated compensation requirements to retain our employees, the cost to recruit and exit employees, and specifically managing directors, in any given period, the charge for amortization of restricted stock awards and related forfeitures and other relevant factors.
Our compensation and benefits expenses principally consist of (i) base salary and benefits, (ii) annual incentive compensation payable as cash bonus awards and (iii) amortization of long-term incentive compensation awards of restricted stock units. Base salary and benefits are paid ratably throughout the year. Awards of restricted stock units are discretionary and are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally five years for the majority of the awards. As we expense these awards, the restricted stock units recognized are recorded within stockholders’ equity. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including our financial performance, and are generally paid in February in respect of the preceding year.
Our fixed compensation cost, which is the sum of base salaries and benefits and the amortization of previously issued restricted stock units, remained comparable year to year at approximately $131.0 million and $130.0 million for 2013 and 2012, respectively. We expect that our fixed compensation cost for 2014 will be comparable to 2013 and 2012. Our estimate for fixed compensation costs for 2014 is based upon our headcount and salary levels as of January 1, 2014 and decisions we make throughout the year relating to hiring, retaining and exiting employees may increase or decrease our full year fixed compensation cost. Our fixed compensation cost may vary from year to year based on such factors as headcount, changes in charges for the amortization of restricted stock units and other related matters.
The aggregate amount of discretionary payments generally represents the excess amount of the total compensation amount over the amount of base salary and benefits and amortization of restricted stock awards. Cash payments of $25.0 million, $22.0 million and $34.0 million were paid and/or accrued in 2013, 2012 and 2011, respectively. The majority of the payments in each of the last three years were made to professional employees who were not managing directors, consistent with our philosophy of providing our senior bankers a greater share of their compensation in the form of long term incentive compensation.
While our ratio of compensation to revenues has exceeded 50% during the difficult M&A market that started in 2009, it continues to be our objective to reduce this ratio over time to a ratio not to exceed 50% when market activity and our revenue productivity improve. We will balance this policy goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to expand our industry expertise and geographic reach.

2013 versus 2012. For the year ended December 31, 2013, our employee compensation and benefits expenses were $155.7 million compared to $151.8 million for 2012. Our 2013 compensation and benefits expenses increased $3.9 million, or 3%, from 2012. While total revenues remained relatively constant year to year, the increase in compensation expense in 2013 from the prior year resulted in a ratio of compensation expense to revenues in 2013 of 54% as compared to 53% in 2012.
2012 versus 2011. For the year ended December 31, 2012, our employee compensation and benefits expenses were $151.8 million compared to $162.6 million for 2011. Our 2011 compensation and benefits expenses included a fourth quarter charge of $7.0 million for the accelerated vesting of restricted stock awards previously granted to employees who died in an airplane accident. Excluding that charge, our 2012 compensation and benefits expenses decreased $3.8 million, or 2%, from 2011. The ratio of compensation expense to revenues in 2012 was 53% as compared to 55% (53% excluding the accelerated charge for the vesting of restricted stock awards of two employees who died in an aircraft accident) in 2011.
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
Over the past three years, our non-compensation expenses have remained relatively constant in absolute dollars. Historically, our non-compensation costs, particularly occupancy and travel costs associated with business development, have increased as we have grown our business and made strategic investments. As we look forward to 2014, and assuming moderate headcount growth, we do not expect any material short term increases in our non-compensation expenses. Over the longer term, any increases in our non-compensation expenses will be dependent mostly on our geographic expansion to new locations, general inflation related increases in rent and other costs we incur and, to a much lesser extent, on an increase in headcount within our existing locations.
2013 versus 2012. For the year ended December 31, 2013, our non-compensation expenses were $60.3 million compared to $62.8 million in 2012, representing a decrease of $2.5 million, or 4%. The decrease in non-compensation expenses principally resulted from the benefit of lower amortization of the Australian intangible assets, which were fully amortized in the first quarter of 2013, and lower other general operating costs offset by an increase in travel expenses associated with new business activities.
Non-compensation expenses as a percentage of revenues for 2013 were 21% compared to 22% for 2012. The slight decrease in non-compensation expenses as a percentage of revenues resulted from the spreading of lower costs in 2013 over comparable revenues for 2013 as compared to 2012.
2012 versus 2011. For the year ended December 31, 2012, our non-compensation expenses were $62.8 million, compared to $62.7 million for the same period in 2011. In 2012, as compared to 2011, an increase in travel expenses and other operating costs were offset by lower amortization of the Australian intangible assets and a decrease in interest expense due to a reduction in average borrowings outstanding and a slight decrease in the average interest rate paid.
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
2013 versus 2012. For the year ended December 31, 2013, the provision for taxes was $24.5 million, which reflected an effective tax rate of 34%. This compared to a provision for taxes for the year ended December 31, 2012 of $28.4 million, which reflected an effective tax rate of 40%. The decrease in the provision for income taxes and effective tax rate in the year ended December 31, 2013, as compared to 2012, resulted from a significant reduction in the effective tax rate in 2013 applied to slightly higher pre-tax income in 2013. The decrease in the effective tax rate of 6 percentage points principally resulted from an increase in non-U.S. earnings, which are taxed at substantially lower rates than U.S. earnings. In addition, in 2013 we benefited from a decrease in the amount of non-deductible capital losses related to our European investments, which had increased our annual effective tax rate in 2012.
2012 versus 2011. For the year ended December 31, 2012, the provision for taxes was $28.4 million, which reflected an effective tax rate of 40%. This compared to a provision for taxes for the year ended December 31, 2011 of $24.1 million, which reflected an effective tax rate of 35%. The increase in the provision for income taxes and effective tax rate in the year ended December 31, 2012, as compared to 2011, resulted from both a greater proportion of our earnings being generated in the U.S. and the impact of capital losses not currently deductible related to the sale of our European investments. Since the U.S. imposes a higher federal and state tax rate than the other jurisdictions in which we operate, an increase in the portion of our pre-tax earnings allocated to the U.S. in 2012 as compared to 2011 increased our tax provision and effective tax rate in 2012. Further, as a result of the liquidation of our investment portfolio in Europe at a loss in 2012, we recorded capital losses not currently deductible, which also had the effect of increasing our tax provision and effective tax rate.
The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate and invest. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Net Income and Earnings Per Share
2013 versus 2012. For the year ended December 31, 2013, net income allocated to common stockholders was $46.7 million, or $1.55 per diluted share, as compared to net income allocated to common stockholders of $42.1 million, or $1.38 per diluted share, in 2012. Although we realized slightly higher total revenues and income before tax in 2013 as compared to 2012, the increase in net income allocated to common stockholders of $4.6 million principally resulted from a decrease in our effective tax rate from 40% in 2012 to 34% in 2013 as explained above. In addition, our increase in diluted earnings per share of $0.17 in 2013 as compared to 2012 also benefited from a decrease in our diluted share count.
During 2013, our fully diluted average shares outstanding decreased by 0.4 million to 30.2 million from 30.6 million in 2012. The decrease in our fully diluted average shares outstanding principally related to the weighted average impact of open market repurchases of 0.9 million shares partially offset by the recognition of 0.5 million restricted stock unit awards, net of shares deemed repurchased by us for the settlement of employee tax liabilities arising upon the vesting of the awards.
The average shares outstanding at December 31, 2013 do not include an additional 0.4 million contingent convertible preferred shares issued to the founding partners of Caliburn, which may be converted to an equal number of our common shares in the event that the second performance target related to the revenue target for the period April 1, 2013 through March 31, 2015 is achieved. If the revenue target for the second tranche is achieved, the shares will be deemed converted to common shares for EPS purposes at the time the performance target is met. If the revenue target for the second tranche is not achieved, the contingent convertible performance shares will be canceled. The contingent convertible performance shares related to the first performance target was met in 2012 and 0.7 million shares of common stock were included in our share count, effective December 2012, for EPS purposes. See "Note 9 — Equity" and "Note 10 — Earnings Per Share” of the Consolidated Financial Statements for a description of the convertible preferred shares.
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

During 2012, our fully diluted average shares outstanding decreased by 0.4 million to 30.6 million from 31.0 million in 2011. The decrease in our average shares outstanding principally related to the weighted average impact of open market repurchases of 1.7 million shares offset by the inclusion of 0.7 million shares of common stock for EPS purposes related to the successful achievement of the first performance target related to the Caliburn acquisition and the recognition of 0.5 million restricted stock unit awards, net of shares deemed repurchased by us for the settlement of employee tax liabilities arising upon the vesting of the awards.

Geographic Data
For a summary of the total revenues, income before taxes and total assets by geographic region, see “Note 16 — Business Information” to the Consolidated Financial Statements.

Liquidity and Capital Resources
Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. At December 31, 2013, we had cash and cash equivalents on hand of $42.7 million, of which $25.2 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
We generate cash from our operating activities principally in the form of advisory fees. Historically, we also generated cash from our investment activities in the form of proceeds from the sales and distributions of our investments. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repurchase of shares of our common stock and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our private equity and real estate capital advisory services, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2013, we had long-term receivables related to private equity and real estate capital advisory engagements of $34.0 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2014, we paid cash bonuses and accrued benefits of approximately $8.2 million relating to 2013 compensation to our employees. In addition, we expect to pay approximately $15.3 million in 2014 principally related to income taxes owed in the United States and the United Kingdom for the year ended December 31, 2013. At December 31, 2013, accounts payable and accrued expenses and advisory fee receivables included value added taxes of $4.8 million, which related to year-end transaction activity.
To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which matures on April 30, 2014. Historically, we have been able to extend the maturity date of the revolving loan facility for a one year period shortly before maturity, and we expect to renew the revolving loan facility this year although our ability to do so this year and in the future is not certain. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co., LLC. At December 31, 2013, we had $30.8 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At December 31, 2013, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.

Historically, we have generated significant earnings outside the U.S. In 2011, we reviewed our reinvestment needs in our foreign locations and determined that based on our business model, which is now focused entirely on our advisory business, it is unlikely that we will have future needs that require us to permanently reinvest our foreign earnings in the local jurisdictions. Accordingly, to support our corporate cash needs in the U.S. we may repatriate foreign earnings in excess of our local working capital requirements and other forecasted local needs. To the extent we repatriate foreign earnings from jurisdictions with a lower tax rate than the U.S. we may be subject to an incremental amount of U.S. tax on such earnings. However, we currently have excess foreign tax credits, and may generate additional foreign tax credits, which may be available to offset any incremental U.S. tax amount. As a result, we would expect to incur a minimal amount, if any, of incremental U.S. tax from any such repatriation in the near future.
Since our exit from the merchant banking business in 2010, we have sought to realize value from our remaining principal investments, which principally consisted of investments in previously sponsored merchant banking funds and Iridium.
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

In October 2011, we initiated a trading plan to sell our entire interest in Iridium. We completed our liquidation of Iridium in December 2013. In aggregate, over the past three years, we sold 9,804,016 common shares of Iridium, or 100% of our holdings, at an average price of $7.19 per share for total proceeds of $70.5 million and over the time of our investment, we recognized a gain of $39.6 million. As a result of the sale of our investment in Iridium, we realized taxable gains and our deferred tax liabilities were reduced. We used the net proceeds from the sale of our investments in merchant banking funds and Iridium principally to repurchase our common stock and reduce the outstanding amount of our revolving loan facility.

At December 31, 2013, our remaining investments in previously sponsored and other merchant banking funds, including the remaining capital interest in a portfolio company we retained in GCP II, which had an estimated fair value of $7.7 million, were valued at $11.7 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our remaining investments in the merchant banking funds illiquid for the short term. With the sale of our investment in GCP III, our remaining commitment to fund capital calls for merchant banking fund investments is $0.3 million.
For the year ended December 31, 2013, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In 2013, we repurchased 853,870 shares of our common stock in open market purchases at an average price of $49.81. Additionally, during the year ended December 31, 2013, we were deemed to have repurchased 226,505 shares of our common stock at an average price of $56.83 per share (for a total cost of $12.9 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. In aggregate in 2013, we repurchased 1,080,375 shares of our common stock and common stock equivalents at an average price of $51.28 per share, for a total purchase cost of $55.4 million.
In January 2014, taking into account the monetization of our principal investments, our Board of Directors reduced its authorization to repurchase shares of our common stock during 2014 to up to $75.0 million. In late January 2014, we were deemed to have repurchased 323,770 shares of our common stock at an average price of $52.06 per share (for a total cost of $16.9 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested in January 2014. While we expect to fund future repurchases of common shares (if any) with operating cash flow and/or proceeds from our investments we are unable to predict the timing or magnitude of our share repurchases.

Under the terms of our stock equity plan we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at February 21, 2014, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $77.1 million (as calculated based upon the closing share price as of February 21, 2014 of $54.15 per share and assuming a withholding tax rate of 38% consistent with our recent experience) over the next five years, of which an additional $4.1 million will be payable in 2014, $20.0 million will be payable in 2015, $16.8 million will be payable in 2016, $17.5 million will be payable in 2017, $11.9 million will be payable in 2018, and $6.7 million will be payable in 2019. We will realize a corporate income tax benefit concurrently with the cash settlement payments.

Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees, who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2013, we made dividend distributions of $56.2 million, or $1.80 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the Board of Directors may deem relevant.
Our acquisition of Caliburn in 2010 was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and were issued in tranches of 659,926 shares and 439,951 shares, which convert to common shares promptly following the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. The performance target for the first tranche was met prior to the third anniversary and 659,926 contingent convertible preferred shares were converted to common shares in April 2013. The second tranche of contingent convertible preferred shares is subject to a measurement period of revenues from April 1, 2013 to March 31, 2015. If the revenue target for the second tranche is achieved, the contingent convertible preferred shares will be converted to common shares on April 1, 2015. If the revenue target for the second tranche is not achieved, the remaining contingent convertible preferred shares will be canceled.
While we believe that the cash generated from operations and funds available from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividends payments, share repurchases and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly secure alternative forms of financing, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
2013. Cash and cash equivalents decreased by $7.6 million from December 31, 2012, including a decrease of $1.0 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $67.8 million from operating activities, which consisted of $100.8 million from net income after giving effect to the non-cash items and a net increase in working capital of $33.0 million (primarily due to an increase in advisory fees receivable due to a number of large transaction closings shortly prior to December 31, 2013). We generated $35.8 million from investing activities, which consisted of proceeds from the sale of Iridium of $34.2 million, distributions from merchant banking fund investments of $1.3 million, partially offset by $0.6 million used to fund capital calls for our merchant banking fund investments and $1.2 million for the build out of office space and other capital needs. We used $110.2 million in financing activities, including $56.2 million for the payment of dividends, $42.5 million for open market repurchases of our common stock and $12.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $0.3 million for distributions to non-controlling interests, partially offset by net borrowings on our revolving loan facility of $1.7 million.

2012. Cash and cash equivalents decreased by $11.7 million from December 31, 2011, net of an increase of $0.2 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $94.8 million from operating activities, which consisted of $93.4 million from net income after giving effect to the non-cash items and a net decrease in working capital of $1.3 million. We generated $36.0 million from investing activities, which consisted of proceeds from the sale of Iridium of $30.5 million, proceeds from the sale of GCP Europe of $27.2 million and distributions from other merchant banking fund investments of $3.0 million, partially offset by $15.5 million used to repurchase interests in two portfolio companies of GCP II, which were put back to us in December 2012, $6.5 million used to fund capital calls for our merchant banking fund investments and $2.8 million for the build out of office space and other capital needs. We used $142.6 million in financing activities, including $57.1 million for the payment of dividends, $74.9 million for open market repurchases of our common stock, $8.2 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $3.4 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, partially offset by net borrowings on our revolving loan facility of $1.0 million.
2011. Cash and cash equivalents decreased by $16.2 million in 2011, including a decrease of $0.5 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $97.7 million in operating activities, which consisted of $113.5 million from net income after giving effect to the non-cash items and a net increase in working capital of $15.8 million (principally due to an increase in advisory fees receivable, offset by an increase in accrued compensation payable). We generated $46.7 million from investing activities, primarily related to the sale of our interests in two merchant banking funds for $49.4 million, proceeds from our sale of Iridium of $5.8 million and distributions from other merchant banking funds of $2.3 million, which were used in part to fund $7.8 million for capital calls on our remaining merchant banking fund investments and $2.9 million for the build-out of new office space. We used $160.1 million in financing activities, including $38.9 million of net repayments of principal on our revolving loan facility, $57.7 million for the payment of dividends, $46.7 million for open market repurchases of our common stock, $19.1 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units (net of $3.3 million of tax benefits from the delivery of restricted stock units at a vesting price higher than the grant price), and $1.0 million of distributions of excess 2010 profits to GCP Capital.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2013:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in millions)
Operating lease obligations	$82.9	$15.4	$27.5	$23.2	$16.8
Revolving loan facility	30.8	30.8	—	—	—
Total	$113.7	$46.2	$27.5	$23.2	$16.8

Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our consolidated financial statements.

Market Risk
Our investments are limited to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in merchant banking funds. We maintain our cash and cash equivalents with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
We monitor the quality of our investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our cash and cash equivalents are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, yen, Swedish krona, and Brazilian real and we face foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. We may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency.

With regard to our investments in merchant banking funds, we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. We manage the risks associated with the merchant banking portfolio by assessing information provided by the funds.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 45% of our revenues for the year ended December 31, 2013 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the year ended December 31, 2013, as compared to 2012, the value of the U.S. dollar strengthened relative to the pound sterling and Australian dollar and weakened relative to the euro. In aggregate, there was a nominal impact on our revenues in 2013 as compared to 2012 as a result of movements in the foreign currency exchange rates. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates
We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Basis of Financial Information
Our consolidated financial statements are prepared in conformity with GAAP in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior year information to conform to current year presentation.
The consolidated financial statements include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which we have a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, we consolidate the general partners of the merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in the merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. We do not consolidate the merchant banking funds since we, through our general partner and limited partner interests, do not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
Revenue Recognition
Advisory Revenues

It is our policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) the agreed-upon services have been completed and delivered to the client or the transaction or events noted in the engagement letter are determined to be substantially complete, (iii) fees are fixed and determinable, and (iv) collection is reasonably assured.

We recognize advisory fee revenues for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions are completed in accordance with the terms of the engagement letter and all other requirements for revenue recognition are satisfied.

We recognize private equity and real estate capital advisory fees at the time of the client's acceptance of capital or capital commitments to a fund in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of capital committed to the fund. For multiple closings, revenue is recognized at each interim closing based on the amount of capital committed at each closing at the fixed fee percentage. At the final closing, revenue is recognized at the fixed percentage for the amount of capital committed since the last interim closing.

While the majority of our fee revenue is earned at the conclusion of a transaction or closing of a fund, on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, are also earned and recognized as advisory fee revenue over the period in which the related service is rendered.

Our clients reimburse certain expenses incurred by us in the conduct of advisory engagements. Expenses are reported net of such client reimbursements.
Investment Revenues

Investment revenues consist of (i) gains (or losses) on our investments in certain merchant banking funds, Iridium and other investments, and (ii) interest income.
We recognize revenue on our investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds. We recognize revenue on our other investments, including Iridium, which considers our influence or control of the investee, based on gains and losses on investment positions held, which arise from sales or changes in the fair value of investments. The amount of gains or losses are not predictable and can cause periodic fluctuations in net income and therefore subject us to market and credit risk.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits.
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by utilizing past client transaction history and an assessment of the client’s creditworthiness.
Included in the advisory fees receivable balance are long term receivables related to private equity and real estate capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues on the consolidated statements of income is interest income related to capital advisory engagements.
Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. We control credit risk through credit approvals and monitoring procedures but do not require collateral to support accounts receivable.
Investments
Our investments in merchant banking funds are recorded under the equity method of accounting based upon our proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments in privately held companies is determined by management of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on its consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
Goodwill
Goodwill is the cost in excess of the fair value of identifiable net assets at acquisition date. We test goodwill for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating unit is less than estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment included as a component of other comprehensive income in the consolidated statements of changes in equity.

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

Earnings per Share
We calculate basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. In addition, the contingent convertible preferred shares will also be included in the weighted average number of shares to the extent they are deemed to have met the performance targets.
We calculate diluted EPS by dividing net income allocated to common stockholders by the sum of (i) basic shares per above and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required. Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by us with the proceeds to be received upon settlement at the average market closing price during the reporting period.
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

Item 9A.  Controls and Procedures
Based upon their evaluation of the Firm’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this Annual Report on Form 10-K, the Firm’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on the Firm’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are included on pages F-2 through F-4 of this report.
In addition, on May 7, 2013 our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding members of the Board of Directors and Greenhill’s Corporate Governance will be presented in the “Information Regarding the Board of Directors and Corporate Governance” section of Greenhill’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on April 23, 2014, and is incorporated herein by reference. Information regarding our executive officers is included on pages 20 and 21 of this Annual Report on Form 10-K under the caption “Executive Officers and Directors.”

Item 11.  Executive Compensation
Information regarding executive compensation will be presented in the “Executive Compensation – Compensation, Discussion and Analysis” section of Greenhill’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on April 23, 2014, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the “Security Ownership of Directors, Officers and Certain Beneficial Owners” section of Greenhill’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on April 23, 2014, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related party transactions, and director independence will be presented in the “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance – Director Independence” sections of Greenhill’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on April 23, 2014, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be presented in the “Audit Committee Report and Payment of Fees to Auditors” section of Greenhill’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be held on April 23, 2014, and is incorporated herein by reference.

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
As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective.
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
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of Greenhill & Co., Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhill & Co., Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Greenhill & Co., Inc.

We have audited Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 of Greenhill & Co., Inc. and subsidiaries and our report dated February 27, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 27, 2014

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2013	2012
Assets
Cash and cash equivalents ($5.1 million and $7.1 million restricted from use at December 31, 2013 and 2012, respectively)	$42,679	$50,324
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at December 31, 2013 and 2012	85,236	54,444
Other receivables	2,877	1,554
Property and equipment, net of accumulated depreciation of $57.0 million and $54.8 million at December 31, 2013 and 2012, respectively	11,500	14,404
Other investments	—	34,165
Investments in merchant banking funds	11,745	16,772
Goodwill	142,972	164,890
Deferred tax asset, net	54,202	47,512
Other assets	2,235	2,905
Total assets	$353,446	$386,970
Liabilities and Equity
Compensation payable	$13,851	$21,419
Accounts payable and accrued expenses	13,346	7,872
Current income taxes payable	15,345	15,797
Bank loan payable	30,849	29,125
Deferred tax liability	2,345	9,245
Total liabilities	75,736	83,458
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 37,872,756 and 36,513,507 shares issued as of December 31, 2013 and 2012, respectively; 27,767,702 and 27,488,828 shares outstanding as of December 31, 2013 and 2012, respectively	379	365
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued as of December 31, 2013 and 2012, respectively; 439,951 and 1,099,877 shares outstanding as of December 31, 2013 and 2012, respectively	14,446	46,950
Restricted stock units	117,258	107,253
Additional paid-in capital	534,533	458,642
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2013 and 2012; 32,804 shares outstanding as of December 31, 2013 and 2012	1,958	1,958
Retained earnings	152,412	159,918
Accumulated other comprehensive income (loss)	(9,361)	6,624
Treasury stock, at cost, par value $0.01 per share; 10,105,054 and 9,024,679 shares as of December 31, 2013 and 2012, respectively	(534,957)	(479,551)
Stockholders’ equity	276,668	302,159
Noncontrolling interests	1,042	1,353
Total equity	277,710	303,512
Total liabilities and equity	$353,446	$386,970

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,
(in thousands except share and per share data)

	2013	2012	2011
Revenues
Advisory revenues	$286,908	$291,545	$302,833
Investment revenues	244	(6,466)	(8,840)
Total revenues	287,152	285,079	293,993
Expenses
Employee compensation and benefits	155,666	151,795	162,578
Occupancy and equipment rental	18,094	17,777	17,457
Depreciation and amortization	4,461	7,240	8,009
Information services	8,299	8,040	7,273
Professional fees	5,427	5,392	5,694
Travel related expenses	11,785	10,981	10,325
Interest expense	996	1,016	2,040
Other operating expenses	11,218	12,363	11,947
Total expenses	215,946	214,604	225,323
Income before taxes	71,206	70,475	68,670
Provision for taxes	24,524	28,383	24,086
Consolidated net income	46,682	42,092	44,584
Less: Net income allocated to noncontrolling interests	—	—	6
Net income allocated to common stockholders	$46,682	$42,092	$44,578
Average shares outstanding:
Basic	30,134,430	30,553,460	31,020,894
Diluted	30,160,669	30,561,682	31,034,817
Earnings per share:
Basic	$1.55	$1.38	$1.44
Diluted	$1.55	$1.38	$1.44
Dividends declared and paid per share	$1.80	$1.80	$1.80

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2013	2012	2011
Consolidated net income	$46,682	$42,092	$44,584
Currency translation adjustment, net of tax	(15,985)	3,496	(1,999)
Comprehensive income	30,697	45,588	42,585
Less: Net income allocated to noncontrolling interests	—	—	6
Comprehensive income allocated to common stockholders	$30,697	$45,588	$42,579

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31,
(in thousands)

	2013	2012	2011
Common stock, par value $0.01 per share
Common stock, beginning of the year	$365	$358	$351
Common stock issued	14	7	7
Common stock, end of the year	379	365	358
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	46,950	46,950	46,950
Contingent convertible preferred stock issued (converted)	(32,504)	—	—
Contingent convertible preferred stock, end of the year	14,446	46,950	46,950
Restricted stock units
Restricted stock units, beginning of the year	107,253	99,916	89,365
Restricted stock units recognized	56,100	54,178	53,143
Restricted stock units delivered	(46,095)	(46,841)	(42,592)
Restricted stock units, end of the year	117,258	107,253	99,916
Additional paid-in capital
Additional paid-in capital, beginning of the year	458,642	412,283	368,090
Common stock issued	77,920	51,306	42,794
Tax benefit (expense) from the delivery of restricted stock units	(2,029)	(4,947)	1,399
Additional paid-in capital, end of the year	534,533	458,642	412,283
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	1,958	6,578	6,578
Exchangeable shares of subsidiary delivered	—	(4,620)	—
Exchangeable shares of subsidiary, end of the year	1,958	1,958	6,578
Retained earnings
Retained earnings, beginning of the year	159,918	173,374	184,621
Dividends	(56,225)	(57,129)	(57,680)
Tax benefit from payment of restricted stock unit dividends	2,037	1,581	1,856
Net income allocated to common stockholders	46,682	42,092	44,577
Retained earnings, end of the year	152,412	159,918	173,374
Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the year	6,624	3,128	5,127
Currency translation adjustment, net of tax	(15,985)	3,496	(1,999)
Accumulated other comprehensive income (loss), end of the year	(9,361)	6,624	3,128
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(479,551)	(396,386)	(330,602)
Repurchased	(55,406)	(83,165)	(65,784)
Treasury stock, end of the year	(534,957)	(479,551)	(396,386)
Total stockholders’ equity	276,668	302,159	346,201
Noncontrolling interests
Noncontrolling interests, beginning of the year	1,353	1,353	2,382
Net income allocated to noncontrolling interests	—	—	6
Distributions to noncontrolling interests	(311)	—	(1,035)
Noncontrolling interests, end of the year	1,042	1,353	1,353
Total equity	$277,710	$303,512	$347,554

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2013	2012	2011
Operating activities:
Consolidated net income	$46,682	$42,092	$44,584
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	4,461	7,240	8,009
Net investment losses	1,418	8,401	13,954
Restricted stock units recognized and common stock issued	56,100	54,178	53,351
Deferred taxes	(7,710)	(18,232)	(5,538)
Deferred gain on sale of certain merchant banking assets	(195)	(260)	(829)
Changes in operating assets and liabilities:
Advisory fees receivable	(30,792)	(1,170)	(23,088)
Due (from) affiliates	—	(3)	(141)
Other receivables and assets	(1,333)	(686)	1,423
Compensation payable	(7,556)	(11,112)	4,873
Accounts payable and accrued expenses	7,162	6,388	(394)
Current income taxes payable	(452)	7,915	3,602
Settlement of restricted stock units in cash	—	—	(2,093)
Net cash provided by operating activities	67,785	94,751	97,713
Investing activities:
Purchases of investments	(560)	(6,536)	(7,839)
Proceeds from sales of investments	36,230	57,834	55,199
Distributions from investments	1,283	3,040	2,285
Financing liability	—	(15,507)	—
Purchases of property and equipment	(1,151)	(2,833)	(2,941)
Net cash provided by investing activities	35,802	35,998	46,704
Financing activities:
Proceeds from revolving bank loan	109,150	114,870	94,620
Repayment of revolving bank loan	(107,426)	(113,845)	(133,520)
Distributions to noncontrolling interests	(311)	—	(1,035)
Dividends paid	(56,225)	(57,129)	(57,680)
Purchase of treasury stock	(55,406)	(83,165)	(65,784)
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	8	(3,366)	3,255
Net cash used in financing activities	(110,210)	(142,635)	(160,144)
Effect of exchange rate changes on cash and cash equivalents	(1,022)	160	(450)
Net (decrease) in cash and cash equivalents	(7,645)	(11,726)	(16,177)
Cash and cash equivalents, beginning of year	50,324	62,050	78,227
Cash and cash equivalents, end of year	$42,679	$50,324	$62,050
Supplemental disclosure of cash flow information:
Cash paid for interest	$989	$1,114	$1,739
Cash paid for taxes, net of refunds	$32,521	$36,158	$20,840

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
The Company's wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”) and Greenhill & Co. Australia Pty Limited (“Greenhill Australia”).
G&Co is engaged in investment banking activities principally in the United States. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. . GCI is engaged in investment banking activities in the United Kingdom. and is subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
The Company also operates in other locations throughout the world which are subject to regulation by other governmental and regulatory bodies and self-regulatory authorities.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $6.5 million, $7.4 million and $6.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Investment Revenues
Investment revenues consist of (i) gains (or losses) on the Company's investments in certain merchant banking funds, Iridium and other investments, and (ii) interest income.
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
Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. See "Note 3 — Cash and Cash Equivalents".
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record a bad debt expense in any of the years ended December 31, 2013, 2012 or 2011.
Included in the advisory fees receivable balance at December 31, 2013 and 2012 were $34.0 million and $29.8 million of long term receivables related to private equity and real estate capital advisory engagements which are generally paid in installments over a period of three years. Included as a component of investment revenues on the consolidated statements of income is interest income related to capital advisory engagements of $0.8 million, $1.2 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
Investments
The Company's investments in merchant banking funds are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments in privately held companies is determined by management of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company's investments are carried on its consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
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
Restricted Stock Units
The Company accounts for its share-based compensation payments by recording the fair value of restricted stock units granted to employees as compensation expense. The restricted stock units are generally amortized over a five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments, net of estimated forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. In addition, the contingent convertible preferred shares will also be included in the weighted average number of shares to the extent they are deemed to have met the performance targets. See "Note 9 — Equity".
The Company calculates diluted EPS by dividing net income allocated to common stockholders by the sum of (i) basic shares per above and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required. Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period.

Provision for Taxes
The Company accounts for taxes in accordance with the accounting guidance for income taxes, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
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
Foreign Currency Translation
Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the consolidated statement of changes in equity. Foreign currency transaction gains and losses are included in the consolidated statements of income.
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
Aircraft – 7 years
Equipment – 5 years
Furniture and fixtures – 7 years
Leasehold improvements – the lesser of 10 years or the remaining lease term

Note 3 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of December 31,
	2013	2012
	(in thousands)
Cash	$34,099	$38,723
Cash equivalents	3,484	4,546
Restricted cash - deferred compensation plan	867	2,607
Restricted cash - letters of credit	4,229	4,448
Total cash and cash equivalents	$42,679	$50,324

The carrying value of the Company's cash equivalents approximates fair value. Cash is restricted for the payout of Greenhill Australia's deferred compensation plan, which will be distributed over a 7 year period ending in 2016. A deferred compensation liability relating to the plan of $0.9 million and $2.5 million as of December 31, 2013 and 2012, respectively, has been recorded on the consolidated statements of financial condition as a component of compensation payable.

Letters of credit were secured by cash held on deposit. See "Note 13 — Commitments and Contingencies".

Note 4 — Investments

The carrying value of the Company’s investments is as follows:

	As of December 31,
	2013	2012
	(in thousands)
Investments in merchant banking funds	$11,745	$16,772
Iridium common stock	—	34,165
Total investments	$11,745	$50,937
Merchant Banking Funds
In December 2009, in order to focus entirely on the advisory business, the Company sold certain assets related to the merchant banking business to GCP Capital Partners Holdings LLC (or “GCP Capital”), an entity principally owned by former Greenhill employees and independent from the Company, which took over the management of our merchant banking funds. Prior to that time, the Company's merchant banking activities consisted primarily of management of and investment in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”), Greenhill Capital Partners II (“GCP II”), Greenhill Capital Partners Europe ("GCPE"), Greenhill SAV Partners ("GSAVP") and a limited partnership interest in Greenhill Capital Partners III ("GCP III"). In 2011, the Company began the monetization of these assets.

In 2011, the Company sold substantially all of its capital interests in GCP II to unaffiliated third parties and certain principals of GCP Capital for an aggregate purchase price of $44.8 million, which represented the Company’s book value of such capital interests. The transaction agreement provided that the purchasers had the right, exercisable in December 2012, to cause the Company to repurchase each of the capital account interests attributable to two specified portfolio companies of GCP II, at a specified aggregate price of $14.3 million, subject to adjustments for distributions or capital calls (the “Put Options”). In June 2012, the purchasers funded a capital call of $1.3 million related to one of the specified portfolio companies, increasing in aggregate the Put Options to $15.6 million. In December 2012, substantially all of the purchasers of the Put Options exercised their rights to have the Company repurchase their interests, which was paid prior to year end.
Additionally in 2011, the Company sold all of its capital interests in GSAVP and its affiliated funds to an unaffiliated third party for a purchase price of $4.6 million, which represented the Company’s carrying value of such capital interests.
In 2012, the Company sold its entire interest in GCPE for proceeds of $27.2 million, which represented approximately 90% of book value. The Company recognized a loss of $3.4 million as result of this sale.
In July 2013, the Company sold all of its limited partnership interest in GCP III for approximately $2.0 million, which represented the book value of the investment at June 30, 2013. In connection with that sale, the purchasers assumed any remaining undrawn commitments to the fund.
The Company recognized a gain at the time of the exit from the merchant banking business, which is amortizing over a five year period ending in 2014. For the years ended December 31, 2013, 2012 and 2011, deferred gains of $0.2 million, $0.3 million and $0.8 million were recognized, respectively.

The carrying value of the Company’s investments in previously sponsored and other merchant banking funds are as follows:

	As of December 31,
	2013	2012
	(in thousands)
Investment in GCP I	$2,257	$2,247
Investment in GCP II	7,690	11,173
Investment in GCP III	—	1,367
Investment in other merchant banking funds	1,798	1,985
Total investments in merchant banking funds	$11,745	$16,772
As of December 31, 2013, the Company continues to retain control only of the general partner of GCP I and GCP II and consolidates the results of each such general partner.
The investment in GCP I includes $0.1 million and $0.3 million at December 31, 2013 and 2012, respectively, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II represents the capital interest in one remaining portfolio company and also includes $0.9 million and $1.1 million at December 31, 2013 and 2012, respectively, related to the noncontrolling interests in the general partner of GCP II.
Investments in other merchant banking funds include the Company's investment in Barrow Street III, a real estate investment fund. At December 31, 2013, $0.3 million of the Company's commitment remains unfunded and may be drawn any time prior to the expiration of the fund in June 2015.
Iridium Common Stock
In October 2011, the Company initiated a plan to sell its entire interest in Iridium common stock systematically over a period over two or more years. Under this plan, the Company sold 870,000 common shares of Iridium at an average price per share of $6.72 during the year ended December 31, 2011. In 2012, the Company sold an additional 3,850,000 common shares of Iridium at an average price per share of $7.91. In 2013, the Company completed the liquidation of the investment with the sale of 5,084,016 common shares of Iridium at an average price per share of $6.73. As of December 31, 2013 the Company had sold its entire interest in Iridium.

The investment in Iridium common stock was valued at its closing quoted market price and was accounted for as a trading security since the Company did not maintain or exercise significant influence over Iridium. At December 31, 2012, the Company owned 5,084,016 shares of Iridium common stock with a quoted market price of $6.72, and had a fully diluted ownership of approximately 7%.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net realized and unrealized gains (losses) on investments in Iridium	$862	$(4,980)	$(6,184)
Net realized and unrealized gains (losses) on investments in merchant banking funds	(1,884)	(3,422)	(4,534)
Deferred gain on sale of certain merchant banking assets	195	260	811
Interest income	1,071	1,676	1,067
Total investment revenues	$244	$(6,466)	$(8,840)
Fair Value Hierarchy
The following tables set forth by level, assets and liabilities measured at fair value on a recurring basis. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 investments in the fair value measurement hierarchy during the years ended December 31, 2013 or 2012. There were no Level 3 investments held during the year ended December 31, 2012. There were no assets or liabilities measured at fair value at December 31, 2013.
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
	(in thousands)
Iridium common stock	$34,165	$—	$—	$34,165
Total investments	$34,165	$—	$—	$34,165

The investments in previously sponsored merchant banking funds are recorded under the equity method of accounting and are therefore not included in the fair value measurements above.

Note 5 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2013	2012
	(in thousands)
Balance, January 1	$164,890	$161,664
Foreign currency translation adjustments	(21,918)	3,226
Balance, December 31	$142,972	$164,890

The Company performs a goodwill impairment test annually, or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of goodwill exceeded the carrying value. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2013, 2012 or 2011.

Note 6 — Related Parties
At December 31, 2013 and 2012, the Company had no amounts payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.1 million for each of the years ended December 31, 2013, 2012 and 2011, as a reduction of occupancy and equipment rental on the consolidated statements of income. During 2013, 2012 and 2011, the Company paid $47,879, $67,840 and $24,745, respectively, for the use of an aircraft owned by an executive of the Company.

Note 7 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2013	2012
	(in thousands)
Aircraft	$18,154	$17,844
Equipment	18,516	18,175
Furniture and fixtures	7,335	7,578
Leasehold improvements	24,446	25,567
	68,451	69,164
Less accumulated depreciation and amortization	(56,951)	(54,760)
Total property and equipment, net	$11,500	$14,404

Note 8 — Revolving Bank Loan Facility
At December 31, 2013, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility has historically been renewed annually. The maturity date of the facility is April 30, 2014. Interest on the borrowings is based on the higher of 3.25% or the U.S. Prime Rate and is payable monthly.
The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $30.0 million and $28.4 million for the years ended December 31, 2013 and 2012, respectively. The weighted average interest rate was 3.3% for the year ended December 31, 2013, 3.5% for the year ended December 31, 2012 and 4% for the year ended December 31, 2011. At December 31, 2013, the Company was compliant with all loan covenants.

Note 9 — Equity
Dividends declared per common share were $1.80 for each of the years ended December 31, 2013, 2012 and 2011 and are paid on outstanding common shares. In addition, dividends equivalent amounts are paid on outstanding restricted stock units and amounted to $6.2 million, $5.6 million and $4.8 million for the year ended December 31, 2013, 2012 and 2011, respectively, and are included in dividends paid on the consolidated statements of cash flows. In the event a restricted stock unit holder’s employment is terminated, a portion of the dividend equivalent may be required to be paid back (a "clawback") to the Company and is netted against the dividend equivalent amounts. See “Note 12 — Restricted Stock Units”.
During 2013, 693,691 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 226,505 shares at an average price of $56.83 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during 2013 the Company repurchased in open market transactions 853,870 shares of its common stock at an average price of $49.81.
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

In connection with the acquisition of Greenhill Australia in April 2010, the Company issued 1,099,877 shares of contingent convertible preferred stock ("Performance Stock"). The Performance Stock does not pay dividends, was issued in tranches of 659,926 shares and 439,951 shares, and converts to shares of the Company’s common stock promptly after the third and fifth anniversaries of the closing of the acquisition, respectively, if certain separate revenue targets are achieved. During 2012, the revenue target for the first tranche was achieved and on April 1, 2013, the third anniversary of the closing, 659,926 shares of Performance Stock, which had a fair value of $32.5 million at the acquisition date, were converted to common stock. See "Note 10 — Earnings per Share".
In addition, at the closing of the acquisition of Greenhill Australia, the Company granted performance based restricted stock units (“Performance RSUs”), that are subject to the same revenue targets as the Performance Stock. The Performance RSUs vest in tranches of 62,690 and 41,794 shares on the third and fifth anniversaries of the closing, respectively, subject to the achievement of the same revenue targets as the Performance Stock. Amortization of each tranche of the Performance RSUs begins at the time it is deemed probable that the revenue targets will be achieved and the value of the award at that date is amortized over the remaining vesting period of each award. If those revenue targets are not achieved, the Performance RSUs will be canceled and no amount will be expensed. As a result, on April 1, 2013, the revenue target was achieved and 62,690 shares vested. For the years ended December 31, 2013, 2012 and 2011, the Company expensed $0.4 million, $1.7 million and $3.0 million respectively, related to the first tranche of Performance RSUs. The Company did not incur an expense related to the second tranche in the years ended December 31, 2013, 2012 or 2011.

Note 10 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For The Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$46,682	$42,092	$44,578
Denominator for basic EPS — weighted average number of shares	30,134	30,553	31,021
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	27	8	14
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,161	30,561	31,035
Earnings per share:
Basic	$1.55	$1.38	$1.44
Diluted	$1.55	$1.38	$1.44

The weighted number of shares and dilutive potential shares for the year ended December 31, 2013 includes the conversion of the first tranche of 659,926 shares of Performance Stock to common stock. The first tranche of Performance Stock was included in the weighted number of shares and dilutive potential shares for the year ended December 31, 2012, at the time the performance target was achieved in December 2012. The weighted number of shares for the year ended December 31, 2011, does not include the dilutive effect of the first tranche of Performance Stock since the revenue target was not achieved at that time. The weighted number of shares and dilutive potential shares for the years ended December 31, 2013, 2012 and 2011 do not include the Performance Stock related to the second tranche, which will be included in the Company's share count at the time the revenue target is achieved. If the revenue target for the second tranche is not achieved, the contingent convertible preferred shares in that tranche will be canceled.

Note 11 — Retirement Plan
In the U.S., the Company sponsors a qualified defined contribution plan (the “Retirement Plan”) covering all eligible employees of G&Co. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 50% of eligible compensation, as defined. The Company provides matching contributions of up to $1,000 per employee. The Company incurred costs of $0.2 million, $0.3 million and $0.3 million for contributions to the Retirement Plan for the years ended December 31, 2013, 2012 and 2011, respectively. There was $0.2 million and $0.1 million related to contributions due to the Retirement Plan included in compensation payable at December 31, 2013 and 2012, respectively.
GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. For the years ended December 31, 2013, 2012 and 2011, GCI incurred costs of approximately $0.6 million, $0.7 million and $0.6 million, respectively. At December 31, 2013 and 2012, there were no amounts related to contributions due to the defined contribution pension fund included in compensation payable.
Greenhill Australia is required by Australian law to contribute compulsory superannuation on employees' gross earnings, generally at a rate of 9%, subject to an annual limit per employee. Superannuation is a defined contribution plan in which retirement benefits are determined by the contribution accumulated over the working life plus investment earnings within the fund less expenses. Greenhill Australia incurred such costs of approximately $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, there were no amounts related to superannuation contributions due to the defined contribution plan included in compensation payable.

Note 12 — Restricted Stock Units
The Company has adopted an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan, restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan generally vest ratably over a period of five years beginning on the first anniversary of the grant date or in full on the fifth anniversary of the grant date. To the extent the restricted stock units are outstanding at the time a dividend is paid on the common stock, a dividend equivalent amount is paid to the holders of the restricted stock units. In the event that the holder’s employment is terminated under circumstances in which units awarded under the plan are forfeited, beginning with grants awarded in 2009, any dividend equivalent payments related to such forfeiture, which are unvested for accounting purposes, are required to be repaid to the Company.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2013			2012
	Units		Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	3,260,586		$62.71	2,718,950	$71.17
Granted	1,179,712	(1)	57.95	1,395,346	47.72
Delivered	(696,972)		65.00	(654,612)	70.96
Forfeited	(239,876)		54.90	(199,098)	58.94
Outstanding, December 31,	3,503,450		$61.54	3,260,586	$62.71

_____________________________________________

(1)	Excludes 1,182,109 stock units granted to employees subsequent to December 31, 2013 as part of the long term incentive awards program.
For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $56.1 million, $54.2 million and $52.8 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $57.95, $47.72 and $72.75, respectively. As of December 31, 2013, unrecognized restricted stock units compensation expense was approximately $82.0 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.8 years.

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
During the year ended December 31, 2013, 3,281 shares were settled in cash for $0.2 million and the Company recognized an expense of $0.8 million, net of a reduction to expense of $0.1 million for fair value adjustments. Liabilities of $1.1 million and $0.4 million have been recorded as of December 31, 2013 and 2012, respectively, and are included in compensation payable on the consolidated statements of financial condition for future cash settlements. There were no cash settlements of restricted stock awards for the year ended December 31, 2012, other than those made in conjunction with the payment of tax liabilities.

Note 13 — Commitments and Contingencies
The Company has entered into certain leases for office space under non-cancellable operating lease agreements that expire on various dates through 2021.
As of December 31, 2013, the approximate aggregate minimum future rental payments required were as follows (in thousands):

2014	$15,398
2015	14,544
2016	12,971
2017	12,686
2018	10,459
Thereafter	16,836
Total	$82,894
The Company has also entered into various operating leases for office equipment.
Rent expense for leased office space, net of sublease reimbursements, for the years ended December 31, 2013, 2012 and 2011 was approximately $14.0 million, $14.3 million and $14.1 million, respectively.
During the years ended December 31, 2013, 2012 and 2011, the Company subleased approximately 15,000 square feet of space in our New York office to GCP Capital. The Company earned rental reimbursements related to the sublease of $1.1 million, $1.2 million and $1.1 million for each of the years ended December 31, 2013, 2012 and 2011, respectively. The sublease was terminated in December 2013.
Diversified financial institutions issued five letters of credit on behalf of the Company to secure office space leases, which totaled $4.2 million at December 31, 2013 and 2012. These letters of credit were secured by cash held on deposit. At December 31, 2013 and 2012, no amounts had been drawn under any of the letters of credit. See "Note 3 — Cash and Cash Equivalents".
At December 31, 2013, the Company had capital commitments of $0.3 million remaining. See “Note 4 — Investments”.
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 14 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes.

The components of the provision for income taxes reflected on the consolidated statements of income are set forth below:

	For The Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current taxes:
U.S. federal	$19,782	$34,752	$13,419
State and local	1,709	4,747	2,848
Foreign	10,743	7,116	13,357
Total current tax expense	32,234	46,615	29,624
Deferred taxes:
U.S. federal	(8,711)	(15,119)	(7,501)
State and local	(265)	(796)	(617)
Foreign	1,266	(2,317)	2,580
Total deferred tax (benefit) expense	(7,710)	(18,232)	(5,538)
Total tax expense	$24,524	$28,383	$24,086

The Company's non-U.S. subsidiary earnings are not considered to be permanently reinvested outside of the United States, and under the requirements of ASC 740, the Company provides residual U.S. deferred tax to these earnings to the extent they cannot be repatriated in a tax-free manner. In 2013 and 2012, the Company did not incur any additional tax liabilities, net of credits for foreign taxes paid on such earnings, related to this policy.
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

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Compensation and benefits	$39,991	$38,445
Depreciation and amortization	3,077	2,883
Unrealized loss on investments	205	2,322
Cumulative translation adjustment	5,266	—
Operating loss carryforwards	3,447	4,310
Capital loss carryforwards	2,845	789
Foreign tax credit carryforwards	4,252	6,206
Other financial accruals	57	168
Valuation allowances	(4,938)	(7,611)
Total deferred tax assets	54,202	47,512
Deferred tax liabilities:
Unrealized gain on investments	—	4,302
Depreciation and amortization	—	125
Cumulative translation adjustment	—	3,726
Intangible asset acquired, net of amortization	—	199
Repatriation of foreign earnings	2,159	545
Other financial accruals	186	348
Total deferred tax liabilities	2,345	9,245
Net deferred tax asset	$51,857	$38,267

Based on the Company's historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to (i) the realization of its deferred tax liabilities and (ii) future taxable income.
The Company’s deferred taxes for operating loss carryforwards relate to losses incurred in foreign jurisdictions, which either were profitable in prior years or were profitable in the current year. When assessing the need for a valuation allowance, management evaluates each foreign jurisdiction separately and considers items such as estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the benefit of these operating loss carryforwards in future periods, therefore, a valuation allowance has not been established for these deferred tax assets. At December 31, 2013, the Company had operating foreign loss carryforwards, which in aggregate totaled $7.8 million. Operating foreign loss carryforwards of $1.8 million may be carried forward for seven to eight years and the remaining $6.0 million may be carried forward for seventeen years and longer.
Due to the Company’s operating loss carryforward position, tax benefits related to share-based payments generally booked through equity accounts may not be recorded until such time as the benefit is realized as a reduction in the Company’s actual taxes paid. As of December 31, 2013, the current taxes payable would have been decreased by $0.8 million if the Company had been able to realize these benefits in its filed tax returns.
In 2013, the Company's subsidiary in the United Kingdom sold its investment in Iridium and realized a capital loss. The Company did not have capital gains in the United Kingdom to offset this capital loss, so it will be carried forward and added to the 2012 capital loss realized from the sale of its interests in GCPE. Capital losses in the United Kingdom may be carried forward indefinitely, but it is more likely than not that the Company will not generate capital gains in this jurisdiction to offset these capital losses. As such, the Company established valuation allowances of $2.8 million and $1.9 million for the tax years ending December 31, 2013 and 2012, respectively, against the deferred tax asset related to its capital losses in the United Kingdom until such time as it determines it is more likely than not that the tax benefit of this deferred tax asset will be realized.

The Company has U.S. foreign tax credit carryforwards of $4.3 million and $6.2 million as of December 31, 2013 and 2012, respectively, which can be utilized against the repatriation of earnings from foreign jurisdictions. The repatriation of all foreign earnings as of December 31, 2013 would result in $2.2 million of additional federal tax. Although the Company expects to repatriate foreign earnings in the future, it is not practicable to estimate the U.S. tax effect of future repatriations of its foreign earnings. As such, as of December 31, 2013 and 2012, the Company has established valuation allowances of $2.1 million and $5.7 million, respectively, against the portion of its U.S. foreign tax credit carryforward which may not be utilized until it can determine it is more likely than not that the tax benefit of this deferred tax asset will be realized. These foreign tax credit carryforwards will expire in various years through 2022 if not utilized.
Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the consolidated statements of changes in equity. There are income taxes receivable of $1.5 million included in other receivables in the consolidated statements of financial condition as of December 31, 2013, and none as of December 31, 2012. Included in current income taxes payable in the consolidated statements of financial condition are current taxes payable of $15.3 million as of December 31, 2013 and $15.8 million as of December 31, 2012.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner which they apply to the taxpayer's facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2013, the Company does not expect any material changes in its tax provision related to any outstanding current or future audits.
The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed a tax analysis as of December 31, 2013, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties are reported as interest expense and other operating expenses in the consolidated statements of income.
A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2013	2012	2011
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax benefit	1.3	3.6	2.1
Benefits and taxes related to foreign operations	(4.1)	(1.4)	(3.3)
Valuation allowances	1.5	2.7	0.6
Sale of merchant banking business	(0.1)	(0.1)	(0.4)
Other	0.8	0.5	1.1
Effective income tax rate	34.4%	40.3%	35.1%

Note 15 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2013 and 2012, G&Co’s net capital was $7.6 million and $7.4 million, respectively, which exceeded its requirement by $7.1 million and $6.6 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 0.92 to 1 and 1.62 to 1 at December 31, 2013 and 2012, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI and GCE are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2013 and 2012, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

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
The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring, or fund closing. Advisory revenues represented approximately 100%, 102% and 103% of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.
In 2013, there was one advisory client that accounted for approximately 10% of revenues (advice to Coventry Health Care, Inc. in connection with its sale to Aetna). For the years ended 2012 and 2011, there were no advisory clients that accounted for more than 10% of total revenues. The Company did not have any single gain on an investment that contributed more than 10% to total revenues in 2013, 2012 or 2011.
Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. For reporting purposes, the geographic regions are the Americas, Europe, Australia, and Asia, locations in which the Company retains substantially all of its employees.
The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for The Years Ended December 31,
	2013	2012	2011
	(in thousands)
Total revenues
Americas	$160,082	$179,204	$153,812
Europe	84,360	57,606	60,068
Australia	34,868	44,801	70,669
Asia	7,842	3,468	9,444
Total	$287,152	$285,079	$293,993
Income (loss) before taxes
Americas	$30,264	$56,837	$22,812
Europe	34,349	8,447	12,578
Australia	6,270	10,982	33,776
Asia	323	(5,791)	(496)
Total	$71,206	$70,475	$68,670
Total assets
Americas	$144,462	$166,128	$192,111
Europe	54,772	40,758	74,689
Australia	149,534	172,406	182,155
Asia	4,678	7,678	11,785
Total	$353,446	$386,970	$460,740

Note 17 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On January 28, 2014, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on March 19, 2014 to the common stockholders of record on March 5, 2014.

Supplemental Financial Information Quarterly Results (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2013 and 2012. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(in millions, except per share data)
Total revenues	$79.6	$86.7	$44.6	$76.3
Total expenses	57.9	61.3	41.6	55.2
Income before taxes	21.7	25.4	3.0	21.1
Provision for taxes	8.1	9.9	1.2	5.3
Net income allocated to common stockholders	$13.6	$15.5	$1.8	$15.8
Earnings per share:
Basic	$0.45	$0.52	$0.06	$0.53
Diluted	$0.45	$0.52	$0.06	$0.53
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

	For the Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(in millions, except per share data)
Total revenues	$82.7	$47.3	$62.7	$92.3
Total expenses	57.9	43.8	48.8	64.2
Income before taxes	24.8	3.5	13.9	28.1
Provision for taxes	8.7	1.3	5.3	13.0
Net income allocated to common stockholders	$16.1	$2.2	$8.6	$15.1
Earnings per share:
Basic	$0.53	$0.07	$0.28	$0.50
Diluted	$0.53	$0.07	$0.28	$0.50
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

(b). Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2
Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.3	Form of Senior Advisor Employment and Non-Competition Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).
10.4
Loan Agreement dated as of January 31, 2006 by and between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.5	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.6
Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.7
Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.8
Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (non-MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.9	Lease between 300 Park Avenue, Inc. and Greenhill & Co., Inc. dated June 17, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 22, 2009).
10.10
Share Sale Agreement dated March 16, 2010 among Greenhill & Co., Inc., Caergwrle Investments Pty Ltd, Mordant Investments Pty Ltd, Baliac Pty Ltd, Peter Hunt, Simon Mordant and Ron Malek (incorporated by reference as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 1, 2010).

10.11
Form of Security Agreement (LLC Distribution) by and between Greenhill & Co., Inc. and First Republic Bank. (incorporated by reference to Exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)

10.12
Reaffirmation of Third-Party Security Agreement, dated as of July 15, 2011, between First Republic Bank and Greenhill Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011).

10.13
Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 among Robert F. Greenhill, Greenhill Family Partnership and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

E-1

10.14
Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 between Scott L. Bok and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.15
Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 between Harold J. Rodriguez, Jr. and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.16
Renewal and Modification Agreement, dated as of May 1, 2013, between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013).

10.17
Modification Agreement, dated as of September 27, 2013, between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013).

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

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 27, 2014

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. GREENHILL
Robert F. Greenhill	Chairman and Director	February 27, 2014

/s/ SCOTT L. BOK
Scott L. Bok	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb	Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Operating Officer (Principal Accounting Officer)	February 27, 2014

/s/ ROBERT T. BLAKELY
Robert T. Blakely	Director	February 27, 2014

/s/ JOHN C. DANFORTH
John C. Danforth	Director	February 27, 2014

/s/ STEVEN F. GOLDSTONE
Steven F. Goldstone	Director	February 27, 2014

/s/ STEPHEN L. KEY
Stephen L. Key	Director	February 27, 2014

/s/ KAREN P. ROBARDS
Karen P. Robards	Director	February 27, 2014

II-2