Form 10-Q
period 2014-03-31
GREENHILL & CO INC
filed 2014-05-01
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of April 25, 2014, there were 28,269,549 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents ($4.7 million and $5.1 million restricted from use at March 31, 2014 and December 31, 2013, respectively)	$36,524	$42,679
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at March 31, 2014 and December 31, 2013	57,294	85,236
Other receivables	11,661	2,877
Property and equipment, net of accumulated depreciation of $58.0 million and $57.0 million at March 31, 2014 and December 31, 2013, respectively	11,178	11,500
Investments in merchant banking funds	6,259	11,745
Goodwill	147,084	142,972
Deferred tax asset, net	41,305	54,202
Other assets	3,231	2,235
Total assets	$314,536	$353,446
Liabilities and Equity
Compensation payable	$5,159	$13,851
Accounts payable and accrued expenses	8,859	13,346
Current income taxes payable	10,295	15,345
Bank loan payable	36,250	30,849
Deferred tax liability	2,158	2,345
Total liabilities	62,721	75,736
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 38,696,395 and 37,872,756 shares issued as of March 31, 2014 and December 31, 2013, respectively; 28,268,151 and 27,767,702 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	387	379
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized and 1,099,877 shares issued as of March 31, 2014 and December 31, 2013 and 439,951 shares outstanding as of March 31, 2014 and December 31, 2013	14,446	14,446
Restricted stock units	70,326	117,258
Additional paid-in capital	583,311	534,533
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2014 and December 31, 2013; 32,804 shares outstanding as of March 31, 2014 and December 31, 2013	1,958	1,958
Retained earnings	138,777	152,412
Accumulated other comprehensive income (loss)	(6,650)	(9,361)
Treasury stock, at cost, par value $0.01 per share; 10,428,244 and 10,105,054 shares as of March 31, 2014 and December 31, 2013, respectively	(551,782)	(534,957)
Stockholders’ equity	250,773	276,668
Noncontrolling interests	1,042	1,042
Total equity	251,815	277,710
Total liabilities and equity	$314,536	$353,446
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, March 31,
	2014	2013
Revenues
Advisory revenues	$48,455	$81,447
Investment revenues (losses)	(4,886)	(1,856)
Total revenues	43,569	79,591
Expenses
Employee compensation and benefits	28,843	42,183
Occupancy and equipment rental	4,314	4,320
Depreciation and amortization	813	1,727
Information services	2,029	2,065
Professional fees	1,178	1,114
Travel related expenses	3,016	3,244
Interest expense	265	281
Other operating expenses	2,747	2,984
Total expenses	43,205	57,918
Income before taxes	364	21,673
Provision for taxes	126	8,055
Consolidated net income	238	13,618
Less: Net income allocated to noncontrolling interests	—	—
Net income allocated to common stockholders	$238	$13,618
Average shares outstanding:
Basic	30,061,596	30,171,840
Diluted	30,167,907	30,260,963
Earnings per share:
Basic	$0.01	$0.45
Diluted	$0.01	$0.45
Dividends declared and paid per share	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Consolidated net income	$238	$13,618
Currency translation adjustment, net of tax	2,711	(1,459)
Comprehensive income	2,949	12,159
Less: Net income allocated to noncontrolling interests	—	—
Comprehensive income allocated to common stockholders	$2,949	$12,159

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$379	$365
Common stock issued	8	14
Common stock, end of the period	387	379
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	14,446	46,950
Contingent convertible preferred stock converted	—	(32,504)
Contingent convertible preferred stock, end of the period	14,446	14,446
Restricted stock units
Restricted stock units, beginning of the period	117,258	107,253
Restricted stock units recognized, net of forfeitures	4,996	56,100
Restricted stock units delivered	(51,928)	(46,095)
Restricted stock units, end of the period	70,326	117,258
Additional paid-in capital
Additional paid-in capital, beginning of the period	534,533	458,642
Common stock issued	51,791	77,920
Tax (expense) from the delivery of restricted stock units	(3,013)	(2,029)
Additional paid-in capital, end of the period	583,311	534,533
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	152,412	159,918
Dividends	(14,344)	(56,225)
Tax benefit from payment of restricted stock unit dividends	471	2,037
Net income allocated to common stockholders	238	46,682
Retained earnings, end of the period	138,777	152,412
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(9,361)	6,624
Currency translation adjustment, net of tax	2,711	(15,985)
Accumulated other comprehensive income (loss), end of the period	(6,650)	(9,361)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(534,957)	(479,551)
Repurchased	(16,825)	(55,406)
Treasury stock, end of the period	(551,782)	(534,957)
Total stockholders’ equity	250,773	276,668
Noncontrolling interests
Noncontrolling interests, beginning of the period	1,042	1,353
Net income allocated to noncontrolling interests	—	—
Distributions to noncontrolling interests	—	(311)
Noncontrolling interests, end of the period	1,042	1,042
Total equity	$251,815	$277,710

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Operating activities:
Consolidated net income	$238	$13,618
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	813	1,727
Net investment (gains) losses	5,231	2,081
Restricted stock units recognized and common stock issued	4,996	15,071
Deferred taxes	8,249	2,043
Deferred gain on sale of certain merchant banking assets	(49)	(49)
Changes in operating assets and liabilities:
Advisory fees receivable	27,942	(1,469)
Other receivables and assets	(9,781)	(494)
Compensation payable	(8,692)	(10,612)
Accounts payable and accrued expenses	(1,516)	1,714
Current income taxes payable	(5,050)	(7,447)
Net cash provided by operating activities	22,381	16,183
Investing activities:
Proceeds from sales of investments	—	5,623
Distributions from investments	254	186
Purchases of property and equipment	(449)	(272)
Net cash used in investing activities	(195)	5,537
Financing activities:
Proceeds from revolving bank loan	18,601	31,350
Repayment of revolving bank loan	(13,200)	(34,025)
Distributions to noncontrolling interests	—	(161)
Dividends paid	(14,344)	(14,082)
Purchase of treasury stock	(16,825)	(20,486)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	(2,541)	(203)
Net cash used in financing activities	(28,309)	(37,607)
Effect of exchange rate changes on cash and cash equivalents	(32)	(485)
Net decrease in cash and cash equivalents	(6,155)	(16,372)
Cash and cash equivalents, beginning of period	42,679	50,324
Cash and cash equivalents, end of period	$36,524	$33,952
Supplemental disclosure of cash flow information:
Cash paid for interest	$259	$170
Cash paid for taxes, net of refunds	$5,616	$13,797

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
The Company's activities as an investment banking firm constitute one business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investments, which includes the Company's principal investments in certain merchant banking funds and interest income.
The Company's wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”) and Greenhill & Co. Australia Pty Limited (“Greenhill Australia”).
G&Co is engaged in investment banking activities principally in the United States. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. GCI is engaged in investment banking activities in the United Kingdom and is subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2013 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $0.7 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.
Investment Revenues

Investment revenues consist of (i) gains (or losses) on the Company's investments in certain merchant banking funds, Iridium Communications Inc. ("Iridium") (prior to the sale of the Company's entire investment that was completed in December 2013) and other investments and (ii) interest income.
The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. The Company recognizes revenue on its other investments, including Iridium, after considering the Company's influence or control of the investee, based on gains and losses on investment positions held, which arise from sales or changes in the fair value of investments. The amount of gains or losses are not predictable and can cause periodic fluctuations in net income and therefore subject the Company to market and credit risk.
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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record a charge for bad debt expense for either of the three month periods ended March 31, 2014 or 2013.
Included in the advisory fees receivable balance were $34.1 million and $34.0 million of long term receivables at March 31, 2014 and December 31, 2013, respectively, which relate to private equity and real estate capital advisory engagements that are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to capital advisory engagements of $0.2 million and $0.1 million for the three month periods ended March 31, 2014 and 2013, respectively.

Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
Investments
The Company's investments in merchant banking funds are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments in privately held companies is determined by the management of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The value of merchant banking fund investments in publicly traded securities is determined using quoted market prices discounted for any legal or contractual restrictions on sale. The values at which the Company's investments are carried on its condensed consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter, and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
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
Restricted Stock Units
The Company accounts for its share-based compensation payments by recording the fair value of restricted stock units granted to employees as compensation expense. The restricted stock units are generally amortized over a five year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments, net of forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. In addition, the outstanding contingent convertible preferred shares will be included in the weighted average number of shares to the extent the performance target is deemed to have been met.
The Company calculates diluted EPS by dividing net income allocated to common stockholders by the sum of (i) basic shares per above and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required. Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. See "Note 8 — Earnings per Share".
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
Fair Value of Other Financial Instruments
The Company believes that the carrying values of financial instruments presented in the condensed consolidated statements of financial condition approximate their fair value generally due to their short-term nature and generally negligible credit risk. These fair value measurements would be categorized as Level 2 within the fair value hierarchy.
Noncontrolling Interests
The Company records the noncontrolling interests of other entities as equity in the condensed consolidated statements of financial condition. Additionally, the condensed consolidated statements of income separately present income allocated to both noncontrolling interests and common stockholders.
The portion of the consolidated interests in the general partners of certain of the merchant banking funds not held by the Company is presented as noncontrolling interest in equity. See "Note 4 — Investments — Merchant Banking Funds".
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
Aircraft – 7 years
Equipment – 5 years
Furniture and fixtures – 7 years
Leasehold improvements – the lesser of 10 years or the remaining lease term

Note 3 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2014	2013
	(in thousands)
Cash	$28,020	$34,099
Cash equivalents	3,840	3,484
Restricted cash - deferred compensation plan	526	867
Restricted cash - letters of credit	4,138	4,229
Total cash and cash equivalents	$36,524	$42,679

The carrying value of the Company's cash equivalents approximates fair value. Cash is restricted for the payout of Greenhill Australia's deferred compensation plan, which is being distributed over a 7 year period ending in 2016. A deferred compensation liability relating to the plan of $0.5 million and $0.9 million as of March 31, 2014 and December 31, 2013, respectively, has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable.

Letters of credit were secured by cash held on deposit.

Note 4 — Investments
Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds.

The carrying value of the Company’s investments in merchant banking funds are as follows (in thousands):

	As of March 31,	As of December 31,
	2014	2013
	(unaudited)
Investment in GCP I	$2,029	$2,257
Investment in GCP II	2,432	7,690
Investment in other merchant banking funds	1,798	1,798
Total investments in merchant banking funds	$6,259	$11,745
As of March 31, 2014, the Company continues to retain control only of the general partner of GCP I and GCP II and consolidates the results of each such general partner.
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million at each of March 31, 2014 and December 31, 2013, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II principally represents the capital interest in a portfolio company and also includes $0.9 million at each of March 31, 2014 and December 31, 2013, related to the noncontrolling interests in the general partner of GCP II.
Investment in other merchant banking funds includes the Company's investment in Barrow Street III, a real estate investment fund. At March 31, 2014, $0.3 million of the Company's commitment remains unfunded and may be drawn any time prior to the expiration of the fund in June 2015.

Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investment in Iridium	$—	$(2,081)
Net realized and unrealized gains (losses) on investments in merchant banking funds	(5,205)	—
Deferred gain on sale of certain merchant banking assets	49	49
Interest income	270	176
Total investment revenues (losses)	$(4,886)	$(1,856)
During the three months ended March 31, 2013, 840,000 shares of Iridium were sold at an average price of $6.69 per share, resulting in a loss for the period of $2.1 million. The Company completed the sale of its entire investment in Iridium in December 2013.

Note 5 — Related Parties
At March 31, 2014 and December 31, 2013, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $19,200 and $18,300 for the three month periods ended March 31, 2014 and 2013, respectively, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 6 — Revolving Bank Loan Facility
At March 31, 2014, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The loan facility, which was renewed in April 2014, has a maturity date of April 30, 2015. The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lender and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $32.3 million and $34.3 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, the Company was compliant with all loan covenants.

Note 7 — Equity
On March 19, 2014, a dividend of $0.45 per share was paid to stockholders of record on March 5, 2014. Dividends include dividend equivalents of $1.6 million, which were paid on outstanding restricted stock units during each of the three months ended March 31, 2014 and March 31, 2013.
During the three months ended March 31, 2014, 822,312 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 323,190 shares at an average price of $52.06 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the three months ended March 31, 2013, 482,711 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 177,969 shares at an average price of $58.88 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the three months ended March 31, 2013, the Company repurchased in open market transactions 169,809 shares of its common stock at an average price of $58.93 per share.

In connection with the acquisition of Greenhill Australia in April 2010, the Company issued 1,099,877 shares of contingent convertible preferred stock ("Performance Stock"). The Performance Stock does not pay dividends, was issued in tranches of 659,926 shares and 439,951 shares, and converts to shares of the Company's common stock on a one for one basis promptly after the third and fifth anniversary of the closing of the acquisition, respectively, if certain separate revenue targets are achieved. The revenue target for the first tranche was achieved on April 1, 2013, the third anniversary of the closing, and 659,926 shares of Performance Stock, which had a fair value of $32.5 million at the acquisition date, were converted to common stock. If the revenue target for the second tranche is achieved, the Performance Stock in that tranche will be converted to common stock on April 1, 2015. If the revenue target for the second tranche is not achieved, the Performance Stock in that tranche will be canceled.

Note 8 — Earnings Per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$238	$13,618
Denominator for basic EPS — weighted average number of shares	30,062	30,172
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	106	89
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,168	30,261
Earnings per share:
Basic	$0.01	$0.45
Diluted	$0.01	$0.45
The weighted number of shares and dilutive potential shares for the three month periods ended March 31, 2014 and March 31, 2013 includes the conversion of the first tranche of Performance Stock to common stock. The weighted average number of shares and dilutive potential shares for the three month periods ended March 31, 2014 and March 31, 2013 do not include the shares of the second tranche, since the revenue target was not achieved at that time. The second tranche will be included in the Company's share count at the time the revenue target is met. If the revenue target for the second tranche is not achieved, the Performance Stock in that tranche will be canceled.

Note 9 — Income Taxes
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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of March 31, 2014, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2014, G&Co’s net capital was $3.0 million, which exceeded its requirement by $2.8 million. G&Co’s aggregate indebtedness to net capital ratio was 1.2 to 1 at March 31, 2014. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of March 31, 2014, GCI, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 - Business Information
The Company's activities as an investment banking firm constitute one business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investments, which includes the Company's principal investments in merchant banking funds and interest.
The following provides a breakdown of our revenues by source for the three month periods ended March 31, 2014 and 2013, respectively:

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$48.5	111%	$81.4	102%
Investment revenues (losses)	(4.9)	(11)%	(1.9)	(2)%
Total revenues	$43.6	100%	$79.5	100%

In reporting to management, the Company distinguishes the sources of its revenues between advisory and investment revenues. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its advisory and investment activities.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On April 23, 2014, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 18, 2014 to the common stockholders of record on June 4, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and subsequent Forms 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our 2013 Annual Report on Form 10-K.
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
We exited the merchant banking business in 2010 to focus entirely on the client advisory business and beginning in 2011 we began the monetization of our investments in our previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II and GSAVP for $49.4 million, which represented their total book value. In December 2012, the purchasers of GCP II exercised their put rights requiring us to repurchase substantially all of our original interests in two portfolio companies for $15.5 million. Also, in 2012, we sold our entire interest in GCP Europe for $27.2 million, which represented approximately 90% of its book value. In July 2013, we sold our entire investment in GCP III for $2.0 million, which represented the book value of our investment. At March 31, 2014, our remaining investments in previously sponsored and other merchant banking funds were valued at $6.3 million.

In October 2011, we initiated a plan to sell our entire interest in Iridium (NASDAQ: IRDM) systematically over a period of two or more years. In December 2013, we completed our sale of all of our holdings in Iridium and we realized aggregate proceeds of $70.5 million over the period of sale. The net proceeds from the sale of our investments in the merchant banking funds and Iridium since we began our monetization of our investments were in aggregate $133.6 million, and were principally used to repurchase our common stock and reduce the outstanding amount of our revolving loan facility.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2013 Annual Report on Form 10-K filed with Securities and Exchange Commission. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
Advisory revenues were $48.5 million in the first quarter of 2014 compared to $81.4 million in the first quarter of 2013, which represents a decrease of 40%. Our first quarter 2014 advisory revenues were impacted by a reduced number of large transaction completions as compared to the same period in 2013.

During the first quarter of 2014, the number of completed transactions globally fell by 11% versus the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) rose by 1%. The figure for the volume of completed transactions was favorably impacted by a single transaction that constituted nearly a quarter of the total completed transaction volume globally. The number of announced transactions globally fell by 1% in the first quarter of 2014 versus the same period in the prior year, while the volume of announced transactions rose by 51%, with a single transaction constituting 18% of total announced transaction volume globally.1

For the first quarter of 2014, our total revenues of $43.6 million were negatively impacted by an unrealized loss of $5.3 million on our last significant principal investment. Although our total operating expenses of $43.2 million for the first quarter of 2014 were significantly lower than the same period in 2013, our cost ratios were significantly above historical levels due to the lower first quarter 2014 revenue amount.
We believe our business performance is best measured over longer periods of time, and we generally experience significant variations in revenues and profits from quarter to quarter. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. As a result, our quarterly results vary and our results in one period may not be indicative of our results in any future period.

The M&A environment is inherently difficult to predict, and the downturn in activity since the financial crisis has continued despite the development of more favorable economic conditions such as strong capital markets, high levels of corporate cash and low interest rates.  Nevertheless, both market data and our own level of client activity suggest that the long awaited rebound in transaction activity, both in the U.S. and in Europe, may finally be beginning.

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of April 20, 2014.

Results of Operations
Summary
Our total revenues of $43.6 million for the first quarter of 2014 compared to total revenues of $79.5 million for the first quarter of 2013, which represented a decrease of $35.9 million, or 45%. Advisory revenues for the first quarter of 2014 were $48.5 million compared to $81.4 million for the first quarter of 2013. We recorded an investment loss of $4.9 million for the first quarter of 2014 compared to an investment loss of $1.9 million in the first quarter of the prior year. The decrease in our first quarter revenues as compared to the same period in 2013 resulted from a decrease in advisory revenues of $32.9 million and an increase in investment losses of $3.0 million.
Our first quarter 2014 net income allocated to common stockholders of $0.2 million and diluted earnings per share of $0.01 compare to net income allocable to common stockholders of $13.6 million and diluted earnings per share of $0.45 in the first quarter of 2013.
Our quarterly revenues and net income can fluctuate materially depending on the number, size and timing of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues by Source
The following provides a breakdown of total revenues by source for the three month periods ended March 31, 2014 and 2013, respectively:

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$48.5	111%	$81.4	102%
Investment revenues	(4.9)	(11)%	(1.9)	(2)%
Total revenues	$43.6	100%	$79.5	100%
Advisory Revenues
Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients in mergers, acquisitions, financings, restructurings, capital raisings or similar transactions.  We earned $48.5 million in advisory revenues in the first quarter of 2014 compared to $81.4 million in the first quarter of 2013, a decrease of 40%. The decrease in advisory revenues in the first quarter of 2014 as compared to the same period in 2013 resulted principally from a decline in the size and number of assignments that closed during the quarter and lower retainer fees, offset in part by higher fund placement fees. During the three months ended March 31, 2014 we earned $1 million or more from 15 clients compared to 17 clients in the same period in 2013.

Completed assignments in the first quarter of 2014 included:

•	the sale of Clariant International Ltd's Detergents & Intermediates business to International Chemical Investors Group;

•
the combination of Crosstex Energy, Inc. and Crosstex Energy, L.P. with substantially all of Devon Energy Corporation's U.S. midstream assets to create EnLink Midstream, LLC and EnLink Midstream Partners, LP;

•	the sale of Catalyst Investment Managers' portfolio company Global Television to NEP Inc.;

•	the sale of a portfolio of properties by Grainger plc to Clifden Holdings Limited;

•	the comprehensive balance sheet restructuring of Hibu Plc (formerly Yell Group plc);

•	the representation of the Independent Committee of the Board of Directors of ING US, Inc. on the repurchase of shares from ING Groep N.V.;

•	the sale of Macquarie Group's stake in Regis Aged Care Pty Limited to the majority and founding shareholders of Regis; and

•	the representation of Thiele Kaolin Company on a leveraged recapitalization and repurchase of a 40% stock interest from Stora Enso Oyj.

During the first quarter of 2014, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for two final closings and five interim closings of limited partnership interests in such funds.
Investment Revenues

Investment revenues primarily consist of our investment gains and losses from our investments in previously sponsored merchant banking funds and, in 2013, in Iridium.
The following table sets forth additional information relating to our investment revenues for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 30,
	2014	2013
	(in millions, unaudited)
Net realized and unrealized gains (losses) on investment in Iridium	$—	$(2.1)
Net realized and unrealized gains (losses) on investments in merchant banking funds	(5.2)	—
Interest income	0.3	0.2
Total investment revenues (losses)	$(4.9)	$(1.9)

For the first quarter of 2014, we recorded an investment loss of $4.9 million compared to an investment loss of $1.9 million in the first quarter of 2013. The investment loss in the first quarter of 2014 resulted principally from an unrealized loss of $5.2 million related to our indirect interest in a portfolio company held in our previously sponsored merchant banking fund, GCP II. The unrealized loss in the estimated fair value of the portfolio company was based upon information provided by the management of the fund. In the first quarter of 2013, the investment loss principally resulted from a decline in the quoted market value of our investment in Iridium during the quarter.
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
During our period of ownership of Iridium, which ended in December 2013, we recognized gains or losses from our investment in Iridium from marking to market our holdings at the end of each period to record unrealized gains or losses based upon the quoted market price for Iridium common stock. To the extent we sold our holdings in Iridium for a price above or below our mark for the previously reported period, we recognized realized gains or losses on such sales during the period of sale.
At March 31, 2014, we had principal investments of $6.3 million, which consists of many small investments in our previously sponsored and other merchant banking funds. For our remaining investments in the merchant banking funds, the size and timing of changes in the fair value of these investments are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are fully liquidated. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could negatively impact the amount of investment revenues we record in any period.

Operating Expenses

We classify operating expenses as employee compensation and benefits expense and non-compensation expenses.

Our total operating expenses for the first quarter of 2014 were $43.2 million, which compared to $57.9 million of total operating expenses for the first quarter of 2013. This represents a decrease in total operating expenses of $14.7 million, or 25%, and resulted from decreases in both our compensation and benefits expenses and our non-compensation expenses as described in more detail below. The pre-tax profit margin for the first quarter of 2014 was 1% compared to 27% for the first quarter of 2013.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended March 31,
	2014	2013
	(in millions, unaudited)
Employee compensation and benefits expense	$28.8	$42.2
% of revenues	66%	53%
Non-compensation expenses	14.4	15.7
% of revenues	33%	20%
Total operating expenses	43.2	57.9
% of revenues	99%	73%
Total income before tax	0.4	21.7
Pre-tax profit margin	1%	27%
Compensation and Benefits Expense

Our employee compensation and benefits expense in the first quarter of 2014 were $28.8 million, which reflected a 66% ratio of compensation to revenues. This amount compared to $42.2 million for the first quarter of 2013, which reflected a 53% ratio of compensation to revenues. The decrease of $13.4 million, or 32%, resulted from both a lower cash bonus accrual and reduced amortization of restricted stock units due to higher forfeitures of unvested restricted stock. The increase in the ratio of compensation to revenues in the first quarter of 2014 as compared to the same period in 2013 resulted from the effect of lower compensation costs spread over significantly lower revenues. It is our expectation that in future quarterly periods our ratio of compensation to revenues will reduce the full year rate to a rate consistent with our history, while our compensation expense will increase in absolute dollar terms.
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
Our non-compensation expenses were $14.4 million in the first quarter of 2014 compared to $15.7 million in the first quarter of 2013, reflecting a decrease of $1.3 million, or 8%. The decrease in non-compensation expenses principally resulted from the benefit of lower amortization of the Australian intangible assets, which were fully amortized in the first quarter of 2013, and slightly lower travel and other general operating costs.

Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2014 were 33% compared to 20% for the same period in 2013. The increase in non-compensation expenses as a percentage of revenues resulted principally from the spreading of lower costs over significantly lower revenues earned during the first quarter of 2014 as compared to the same period in 2013.
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

Provision for Income Taxes
During the first quarter of 2014, the provision for income taxes was $0.1 million, which reflected an effective tax rate of 35%. This compared to a provision for income taxes in the first quarter of 2013 of $8.1 million, which also reflected an effective tax rate of 37%. The decrease in the provision for income taxes in the first quarter of 2014 as compared to the same period in 2013 was attributable to lower pre-tax income. The lower effective tax rate principally resulted from the generation of a greater proportion of earnings from foreign jurisdictions, which are generally taxed at lower rates than the United States.
The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. As of March 31, 2014, we had cash and cash equivalents of $36.5 million, of which $26.9 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
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
Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our private equity and real estate capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2014, we had long-term receivables related to private equity and real estate capital advisory engagements of $34.1 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In the first quarter of 2014, cash bonuses and accrued benefits of $11.8 million were paid to our employees. In addition, in the first quarter of 2014, we paid $5.6 million related to income taxes owed principally in the United States for the year ended December 31, 2013.
To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which, pursuant to our most recent renewal, matures on April 30, 2015. Historically, we have been able to extend the maturity date of the revolving loan facility for a one year period shortly before maturity although our ability to do so in the future is not certain. The facility bears interest at the higher of the Prime Rate or 3.25%. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co., LLC. At March 31, 2014, we had $36.3 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At March 31, 2014, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.

Historically, we have generated significant earnings outside the U.S. In 2011, we reviewed our reinvestment needs in our foreign locations and determined that, based on our focus entirely on our advisory business, it is unlikely that we will have future needs that require us to permanently reinvest our foreign earnings in the local jurisdictions. Accordingly, to support our corporate cash needs in the U.S., we may repatriate foreign earnings in excess of our local working capital requirements and other forecasted local needs. To the extent we repatriate foreign earnings from jurisdictions with a lower tax rate than the U.S., we may be subject to an incremental amount of U.S. tax on such earnings. However, we currently have excess foreign tax credits, and may generate additional foreign tax credits, which may be available to offset any incremental U.S. tax amount. As a result, we would expect to incur a minimal amount, if any, of incremental U.S. tax from any such repatriation in the near future.

Since our exit from the merchant banking business, we have sought to realize value from our remaining principal investments, which consisted of investments in previously sponsored merchant banking funds and Iridium. We completed our liquidation of Iridium in December 2013. During 2013, we generated net proceeds of $37.0 million principally from the sale of our remaining investment in Iridium. We used the net proceeds from the sale of our investments in merchant banking funds and Iridium principally to make open market share repurchases and to reduce borrowings outstanding on the revolving loan facility.

At March 31, 2014, our remaining investments in previously sponsored and other merchant banking funds were valued at $6.3 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. Our remaining commitment to fund capital calls for merchant banking fund investments is $0.3 million.

In January 2014, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2014. For the three months ended March 31, 2014, we were deemed to have repurchased 323,190 shares of our common stock in connection with the cash settlement of tax liabilities incurred on the vestings of restricted stock units at an average price of $52.06 per share, for a total purchase cost of $16.8 million. While we expect to fund future repurchases of common shares (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases.

Based upon the number of restricted stock unit grants outstanding at April 25, 2014, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $66.3 million (as calculated based upon the closing share price as of April 25, 2014 of $49.90 per share and assuming a withholding tax rate of 38%) over the next five years, of which an additional $3.8 million will be payable in 2014, $17.3 million will be payable in 2015, $14.0 million will be payable in 2016, $14.5 million will be payable in 2017 , $10.5 million will be payable in 2018, and $6.2 million will be payable in 2019. We will realize a corporate income tax benefit concurrently with the cash settlement payments.

Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2013, we made dividend distributions of $56.2 million, or $1.80 per common share and outstanding restricted stock unit. During the quarter ended March 31, 2014, we made a dividend distribution of $14.3 million, or $0.45 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the Board of Directors may deem relevant.

Our acquisition of Caliburn in April 2010 was funded with the issuance of 1,099,874 shares of our common stock and 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and were issued in tranches of 659,926 shares and 439,951 shares, which convert to common shares promptly following the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. The performance target for the first tranche was met prior to the third anniversary and 659,926 contingent convertible preferred shares were converted to common shares in April 2013. The second tranche of contingent convertible preferred shares is subject to a measurement period of revenues from April 1, 2013 to March 31, 2015. If the revenue target for the second tranche is achieved, the contingent convertible preferred shares will be converted to common shares on April 1, 2015. If the revenue target for the second tranche is not achieved, the remaining contingent convertible preferred shares will be canceled. The weighted number of shares and dilutive potential shares for the three month periods ended March 31, 2014 and 2013 do not include the contingent convertible preferred shares related to the second tranche, which will be included in our share count at the time the revenue threshold is met.

While we believe that the cash generated from operations and borrowings from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividends payments, share repurchases and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, or at all, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly liquidate some of our remaining principal investments, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
In the three months ending March 31, 2014, our cash and cash equivalents decreased by $6.2 million from December 31, 2013. We generated $22.4 million from operating activities, including $19.5 million from net income after giving effect to the non-cash items and a net decrease in working capital of $2.9 million principally from the payment of annual bonuses offset by a decrease in advisory fees receivables. We used $0.2 million for investing activities, including $0.5 million for leasehold improvements, offset in part by distributions from other merchant banking funds of $0.3 million. We used $28.3 million in financing activities, including $14.3 million for the payment of dividends, $16.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $2.5 million of tax costs related to delivery of restricted stock units at a market price on the date of vesting lower than the market price on the date of grant, offset, in part,by the funding of $5.4 million from net borrowings on our revolving loan facility.
In the three months ending March 31, 2013, our cash and cash equivalents decreased by $16.4 million from December 31, 2012, including a decrease of $0.5 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $16.2 million from operating activities, including $34.5 million from net income after giving effect to the non-cash items and a net increase in working capital of $18.3 million principally from the payment of annual bonuses and accrued income taxes. We generated $5.5 million from investing activities, from proceeds from the sale of Iridium of $5.6 million and distributions from other merchant banking funds of $0.2 million, offset by $0.3 million for equipment purchases. We used $37.6 million in financing activities, including $2.7 million of net repayments on our revolving loan facility, $14.1 million for the payment of dividends, $10.0 million for open market repurchases of our common stock, $10.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $0.2 million of tax costs related to delivery of restricted stock units at a market price on the date of vesting lower than the market price on the date of grant.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Market Risk
We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in merchant banking investments. We maintain our cash and cash equivalents with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes that the Firm is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
We monitor the quality of our investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our cash and cash equivalents are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, yen, Swedish krona, and Brazilian real, and we face foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. We may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency.
With regard to our investments in merchant banking funds, we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. We manage the risks associated with the merchant banking portfolio by assessing information provided by the funds.

In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 40% of our revenues for the period ended March 31, 2014 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the three month period ended March 31, 2014, as compared to the same period in 2013, the value of the U.S. dollar strengthened relative to the Australian dollar and weakened relative to the pound sterling and euro. In aggregate, there was not a significant impact on our revenues in the first three months of 2014 as compared to the same period in 2013 as a result of movements in the foreign currency exchange rates. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates
We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. For further discussion of these and other significant accounting policies, see “Note 2 — Summary of Significant Accounting Policies” in our condensed consolidated financial statements, and our 2013 Annual Report on Form 10-K.
Basis of Financial Information
The condensed consolidated financial statements are prepared in conformity with GAAP in the United States, which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and footnotes, including investment valuations, compensation accruals and other matters. Management believes that the estimates used in preparing our condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates.
The condensed consolidated financial statements include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which we have a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, we consolidate the general partners of the merchant banking funds in which it has a majority of the economic interest. The general partners account for their investments in the merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in merchant banking funds represents an estimation of fair value. We do not consolidate the merchant banking funds since we, through its general partner and limited partner interests, do not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
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
Investment Revenues

Investment revenues consist of (i) gains (or losses) on our investments in certain merchant banking funds, Iridium (prior to the sale of our entire investment that was completed in December 2013) and other investments, and (ii) interest income.
We recognize revenue on our investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds. We recognize revenue on our other investments, including Iridium, after considering our influence or control of the investee, based on gains and losses on investment positions held, which arise from sales or changes in the fair value of investments. The amount of gains or losses are not predictable and can cause periodic fluctuations in net income and therefore subject us to market and credit risk.
Cash and Cash Equivalents
Our cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash. The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. We consider all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight deposits.
We do not believe that we are exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
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
Investments
Our investments in merchant banking funds are recorded under the equity method of accounting based upon our proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments in privately held companies is determined by management of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on our condensed consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter, and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.

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
Restricted Stock Units
We account for share-based compensation payments by recording the fair value of restricted stock units granted to employees as compensation expense. The restricted stock units are generally amortized over the five year service period following the date of grant. Compensation expense is determined based upon the fair market value of our common stock at the date of grant. As we expense the awards, the restricted stock units recognized are recorded within equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. We record as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. We record dividend equivalent payments, net of forfeitures, on outstanding restricted stock units as a dividend payment and a charge to equity.
Earnings per Share
We calculate basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. In addition, the outstanding contingent convertible preferred shares will be included in the weighted average number of shares to the extent the performance target is deemed to have been met.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of 2014:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
Jan	—	$—	—	$75,000,000
Feb	—	—	—	75,000,000
Mar	—	—	—	75,000,000
Total	—		—	$75,000,000

_____________________________________________

(1)
Excludes 323,190 shares we are deemed to have repurchased at $52.06 per share in the first quarter from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	The Board of Directors, effective on January 23, 2014, authorized the repurchase of up to $75,000,000 of our common stock during 2014.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1	Renewal and Modification Agreement, dated as of April 23, 2014, between First Republic Bank and Greenhill & Co., Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 1, 2014

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb
Chief Financial Officer

II-1