Form 10-Q
period 2014-09-30
GREENHILL & CO INC
filed 2014-11-04
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of October 24, 2014, there were 28,138,968 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents ($4.6 million and $5.1 million restricted from use at September 30, 2014 and December 31, 2013, respectively)	$36,870	$42,679
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at September 30, 2014 and December 31, 2013	88,324	85,236
Other receivables	2,252	2,877
Property and equipment, net of accumulated depreciation of $58.6 million and $57.0 million at September 30, 2014 and December 31, 2013, respectively	10,704	11,500
Investments in merchant banking funds	4,275	11,745
Goodwill	139,623	142,972
Deferred tax asset, net	47,532	54,202
Other assets	4,295	2,235
Total assets	$333,875	$353,446
Liabilities and Equity
Compensation payable	$16,127	$13,851
Accounts payable and accrued expenses	9,850	13,346
Current income taxes payable	10,983	15,345
Bank loan payable	39,200	30,849
Deferred tax liability	—	2,345
Total liabilities	76,160	75,736
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 38,834,967 and 37,872,756 shares issued as of September 30, 2014 and December 31, 2013, respectively; 28,137,583 and 27,767,702 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	389	379
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized and 1,099,877 shares issued as of September 30, 2014 and December 31, 2013 and 439,951 shares outstanding as of September 30, 2014 and December 31, 2013	14,446	14,446
Restricted stock units	85,707	117,258
Additional paid-in capital	591,989	534,533
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2014 and December 31, 2013; 32,804 shares outstanding as of September 30, 2014 and December 31, 2013	1,958	1,958
Retained earnings	139,810	152,412
Accumulated other comprehensive income (loss)	(12,735)	(9,361)
Treasury stock, at cost, par value $0.01 per share; 10,697,384 and 10,105,054 shares as of September 30, 2014 and December 31, 2013, respectively	(564,543)	(534,957)
Stockholders’ equity	257,021	276,668
Noncontrolling interests	694	1,042
Total equity	257,715	277,710
Total liabilities and equity	$333,875	$353,446
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2014	2013	2014	2013
Revenues
Advisory revenues	$91,669	$46,983	$204,111	$211,496
Investment revenues (losses)	324	(2,440)	(5,526)	(672)
Total revenues	91,993	44,543	198,585	210,824
Expenses
Employee compensation and benefits	45,996	27,073	109,974	115,202
Occupancy and equipment rental	4,956	4,672	14,088	13,322
Depreciation and amortization	804	861	2,447	3,612
Information services	2,419	2,042	6,618	6,020
Professional fees	1,453	1,297	4,078	4,050
Travel related expenses	2,225	2,879	8,534	9,360
Interest expense	402	241	978	769
Other operating expenses	3,106	2,529	8,348	8,453
Total expenses	61,361	41,594	155,065	160,788
Income before taxes	30,632	2,949	43,520	50,036
Provision for taxes	10,759	1,152	15,355	19,134
Consolidated net income	19,873	1,797	28,165	30,902
Less: Net income allocated to noncontrolling interests	—	—	—	—
Net income allocated to common stockholders	$19,873	$1,797	$28,165	$30,902
Average shares outstanding:
Basic	30,046,450	29,792,997	30,326,050	30,094,986
Diluted	30,048,128	29,805,553	30,338,516	30,122,352
Earnings per share:
Basic	$0.66	$0.06	$0.93	$1.03
Diluted	$0.66	$0.06	$0.93	$1.03
Dividends declared and paid per share	$0.45	$0.45	$1.35	$1.35

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net income	$19,873	$1,797	$28,165	$30,902
Currency translation adjustment, net of tax	(8,196)	3,190	(3,374)	(11,413)
Comprehensive income	11,677	4,987	24,791	19,489
Less: Net income allocated to noncontrolling interests	—	—	—	—
Comprehensive income allocated to common stockholders	$11,677	$4,987	$24,791	$19,489

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Nine Months Ended September 30,	Year Ended December 31,
	2014	2013
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$379	$365
Common stock issued	10	14
Common stock, end of the period	389	379
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	14,446	46,950
Contingent convertible preferred stock converted	—	(32,504)
Contingent convertible preferred stock, end of the period	14,446	14,446
Restricted stock units
Restricted stock units, beginning of the period	117,258	107,253
Restricted stock units recognized, net of forfeitures	30,352	56,100
Restricted stock units delivered	(61,903)	(46,095)
Restricted stock units, end of the period	85,707	117,258
Additional paid-in capital
Additional paid-in capital, beginning of the period	534,533	458,642
Common stock issued	61,492	77,920
Tax (expense) from the delivery of restricted stock units	(4,036)	(2,029)
Additional paid-in capital, end of the period	591,989	534,533
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	152,412	159,918
Dividends	(42,191)	(56,225)
Tax benefit from payment of restricted stock unit dividends	1,424	2,037
Net income allocated to common stockholders	28,165	46,682
Retained earnings, end of the period	139,810	152,412
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(9,361)	6,624
Currency translation adjustment, net of tax	(3,374)	(15,985)
Accumulated other comprehensive income (loss), end of the period	(12,735)	(9,361)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(534,957)	(479,551)
Repurchased	(29,586)	(55,406)
Treasury stock, end of the period	(564,543)	(534,957)
Total stockholders’ equity	257,021	276,668
Noncontrolling interests
Noncontrolling interests, beginning of the period	1,042	1,353
Net income allocated to noncontrolling interests	—	—
Distributions to noncontrolling interests	—	(311)
Increases (decreases) in noncontrolling interests	(348)	—
Noncontrolling interests, end of the period	694	1,042
Total equity	$257,715	$277,710

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities:
Consolidated net income	$28,165	$30,902
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	2,447	3,612
Net investment (gains) losses	6,566	1,612
Restricted stock units recognized and common stock issued	30,352	42,916
Deferred taxes	1,774	(2,809)
Deferred gain on sale of certain merchant banking assets	(146)	(147)
Changes in operating assets and liabilities:
Advisory fees receivable	(3,088)	(10,201)
Other receivables and assets	(1,436)	(3,578)
Compensation payable	2,277	(16,807)
Accounts payable and accrued expenses	318	3,326
Current income taxes payable	(4,362)	(3,876)
Net cash provided by operating activities	62,867	44,950
Investing activities:
Purchases of investments	(28)	(500)
Proceeds from sales of investments	—	26,582
Distributions from investments	585	1,004
Purchases of property and equipment	(1,807)	(637)
Net cash used in investing activities	(1,250)	26,449
Financing activities:
Proceeds from revolving bank loan	55,351	89,900
Repayment of revolving bank loan	(47,000)	(82,675)
Distributions to noncontrolling interests	—	(311)
Dividends paid	(42,191)	(42,175)
Purchase of treasury stock	(29,586)	(54,796)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	(2,612)	(269)
Net cash used in financing activities	(66,038)	(90,326)
Effect of exchange rate changes on cash and cash equivalents	(1,388)	(1,053)
Net decrease in cash and cash equivalents	(5,809)	(19,980)
Cash and cash equivalents, beginning of period	42,679	50,324
Cash and cash equivalents, end of period	$36,870	$30,344
Supplemental disclosure of cash flow information:
Cash paid for interest	$940	$761
Cash paid for taxes, net of refunds	$15,495	$27,040

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
G&Co is engaged in investment banking activities principally in the United States. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. GCI is engaged in investment banking activities principally in the United Kingdom and is subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
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
The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements related to consolidation of variable interest entities, the Company consolidates the general partners of certain merchant banking funds in which it has a majority of the economic interest and control. The general partners account for their investments in these merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As these merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investments in these merchant banking funds represent estimations of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.5 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $3.2 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record a charge for bad debt expense for either of the three or nine month periods ended September 30, 2014 or 2013.
Included in the advisory fees receivable balance were $39.2 million and $34.0 million of long term receivables at September 30, 2014 and December 31, 2013, respectively, which relate to private equity and real estate capital advisory engagements that are generally paid in installments over a period of three years.

Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to capital advisory engagements of $0.3 million for each of the three month periods ended September 30, 2014 and 2013, and $0.7 million and $0.6 million for the nine month periods ended September 30, 2014 and 2013, respectively.
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
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income in the condensed consolidated statements of changes in equity. At September 30, 2014, goodwill decreased by $3.3 million from the beginning of the year as a result of the foreign currency translation adjustment.
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

Note 3 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2014	2013
	(in thousands, unaudited)
Cash	$27,476	$34,099
Cash equivalents	4,819	3,484
Restricted cash - deferred compensation plan	496	867
Restricted cash - letters of credit	4,079	4,229
Total cash and cash equivalents	$36,870	$42,679

The carrying value of the Company's cash equivalents approximates fair value. Cash is restricted for the payout of Greenhill Australia's deferred compensation plan, which is being distributed over a 7 year period ending in 2016. A deferred compensation liability relating to the plan of $0.5 million and $0.9 million as of September 30, 2014 and December 31, 2013, respectively, has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable.

Letters of credit are secured by cash held on deposit.

Note 4 — Investments
Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds.

The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of September 30,	As of December 31,
	2014	2013
	(in thousands, unaudited)
Investment in GCP I	$1,688	$2,257
Investment in GCP II	907	7,690
Investment in other merchant banking funds	1,680	1,798
Total investments in merchant banking funds	$4,275	$11,745
As of September 30, 2014, the Company continues to retain control only of the general partners of GCP I and GCP II and consolidates the results of each such general partner.
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million at each of September 30, 2014 and December 31, 2013, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II represents an interest in a previously sponsored merchant banking fund and also includes $0.6 million and $0.9 million at September 30, 2014 and December 31, 2013, respectively, related to the noncontrolling interests in the general partner of GCP II. At September 30, 2014, the Company has no remaining unfunded commitments to the GCP funds.
Investment in other merchant banking funds includes the Company's investment in Barrow Street III, a real estate investment fund. At September 30, 2014, $0.3 million of the Company's commitment remains unfunded and may be drawn any time prior to the expiration of the fund in June 2015.

Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$(35)	$394	$(6,539)	$(2,959)
Net realized and unrealized gains (losses) on investment in Iridium	—	(3,223)	—	1,347
Deferred gain on sale of certain merchant banking assets	48	49	146	147
Interest income	311	340	867	793
Total investment revenues (losses)	$324	$(2,440)	$(5,526)	$(672)

Note 5 — Related Parties
At September 30, 2014 and December 31, 2013, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and aircraft hangar space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $19,200 and $18,300 for the three month periods ended September 30, 2014 and 2013, respectively, and $57,600 and $54,900 for the nine month periods ended September 30, 2014 and 2013, respectively, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 6 — Revolving Bank Loan Facility
At September 30, 2014, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The loan facility, which was renewed in April 2014, has a maturity date of April 30, 2015. The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lender and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $34.5 million and $30.9 million for the nine months ended September 30, 2014 and 2013, respectively. The weighted average interest rate was 3.25% for the nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, the Company was compliant with all loan covenants.

Note 7 — Equity
On September 17, 2014, a dividend of $0.45 per share was paid to stockholders of record on September 3, 2014. Dividends include dividend equivalents of $4.0 million and $4.7 million, which were paid on outstanding restricted stock units for each of the nine months ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014, 958,178 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 380,130 shares at an average price of $51.51 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2014, the Company repurchased in open market transactions 212,200 shares of its common stock at an average price of $47.15 per share.
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

Note 8 — Earnings Per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$19,873	$1,797	$28,165	$30,902
Denominator for basic EPS — weighted average number of shares	30,046	29,793	30,326	30,095
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	2	13	13	27
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,048	29,806	30,339	30,122
Earnings per share:
Basic	$0.66	$0.06	$0.93	$1.03
Diluted	$0.66	$0.06	$0.93	$1.03
The weighted number of shares and dilutive potential shares for the three and nine month periods ended September 30, 2014 and 2013 include the conversion of the first tranche of Performance Stock to common stock. The weighted average number of shares and dilutive potential shares for the three and nine month periods ended September 30, 2014 and 2013 do not include the shares of the second tranche, since the revenue target has not been achieved. If the revenue target for the second tranche is achieved, the shares related to that tranche will be included in the Company's share count at the time the revenue target is met. If the revenue target for the second tranche is not achieved, the Performance Stock in that tranche will be canceled.

Note 9 — Income Taxes
The Company's effective tax rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.

Under the requirements of ASC 740, the Company records residual U.S. deferred tax for the earnings of non-U.S. subsidiaries not considered to be permanently invested outside the United States to the extent these earnings cannot be repatriated in a tax-free manner.  As of September 30, 2014, the Company has not incurred any additional tax liabilities, net of credits for foreign taxes paid, on these non-U.S. subsidiary earnings.
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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of September 30, 2014, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2014, G&Co’s net capital was $6.1 million, which exceeded its requirement by $5.5 million. G&Co’s aggregate indebtedness to net capital ratio was 1.4 to 1 at September 30, 2014. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of September 30, 2014, GCI, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 - Business Information
The Company's activities as an investment banking firm constitute one business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private equity and real estate capital advisory services; and

•	Investments, which includes the Company's principal investments in merchant banking funds and interest.
The following provides a breakdown of our revenues by source for the three and nine month periods ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$91.7	100%	$47.0	105%
Investment revenues (losses)	0.3	—%	(2.4)	(5)%
Total revenues	$92.0	100%	$44.6	100%

	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$204.1	103%	$211.5	100%
Investment revenues (losses)	(5.5)	(3)%	(0.7)	—%
Total revenues	$198.6	100%	$210.8	100%

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
On October 23, 2014, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on December 17, 2014 to the common stockholders of record on December 3, 2014.

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
Our revenues are principally derived from advisory services on mergers and acquisitions, or M&A, financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. Additionally, our private equity and real estate capital advisory group provides fund placement and other capital raising advisory services, where revenues are primarily driven by the amount of capital raised.
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
We exited the merchant banking business in 2010 to focus entirely on the client advisory business and beginning in 2011 we began the monetization of our investments in our previously sponsored merchant banking funds and Iridium Communications Inc. ("Iridium"). In 2011, we sold substantially all of our interests in GCP II and GSAVP for $49.4 million, which represented their total book value. In December 2012, the purchasers of GCP II exercised their put rights requiring us to repurchase substantially all of our original interests in two portfolio companies for $15.5 million. Also, in 2012, we sold our entire interest in GCP Europe for $27.2 million, which represented approximately 90% of its book value. In July 2013, we sold our entire investment in GCP III for $2.0 million, which represented the book value of our investment. At September 30, 2014, our remaining investments in previously sponsored and other merchant banking funds were valued at $4.3 million.

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
Advisory revenues were $91.7 million in the third quarter of 2014 compared to $47.0 million in the third quarter of 2013, which represents an increase of $44.7 million, or 95%. For the nine months ended September 30, 2014, advisory revenues were $204.1 million compared to $211.5 million in 2013, a decrease of $7.4 million, or 3%.
In terms of geographic diversity, during the first nine months of 2014, North America, and specifically the U.S. M&A business, continued to be the strongest performing region for us, consistent with the global market statistics by region. Our European business, compared to the prior year, continued to show improvement in the first nine months of 2014. Our Australian revenue declined year-over-year, but we are seeing increased cross border opportunities into and out of that market. In Brazil, our team is in the early stages of developing our presence in that market.
The largest driver of our revenues is M&A completions and, for the nine months ended September 30, 2014, the number of completed transactions globally rose by 1% versus the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) increased by 9%.1 For the Firm, the timing of transaction completions can create volatility among our quarterly results. For instance, our largest transaction of this year to date closed on the first day of the third quarter, while last year our largest transaction closed in the second quarter.
For the first nine months of 2014, the number of announced transactions globally increased by 10% compared to the same period in the prior year, and the volume of announced transactions rose by 49%.1 Generally, an increase in announced M&A activity is indicative of future potential revenue. However, there is often a significant lead time between the announcement and completion of a transaction, and the timing and certainty of transaction completions is unpredictable. For the Firm, the pace of transaction announcements with which we were involved accelerated late in the second quarter and continued during the third quarter. Based on our current interactions with clients, our expectation is that this increase in announced transaction volume will be sustained, and that as clients respond to changing industry dynamics resulting from large strategic transactions, an upturn in M&A activity should ultimately be more broadly reflected in the number of transactions being announced as well as in strong aggregate deal volume.
We believe our business performance is best measured over longer periods of time, as we generally experience significant variations in revenues and profits from quarter to quarter. These variations can generally be attributed to the fact that our revenues are typically earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Accordingly, our results in one period may not be indicative of our results in any future period.

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
________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of October 21, 2014.

Results of Operations
Summary
Our total revenues of $92.0 million for the third quarter of 2014 compared to total revenues of $44.5 million for the third quarter of 2013, which represented an increase of $47.5 million, or 107%. Advisory revenues for the third quarter of 2014 were $91.7 million compared to $47.0 million for the third quarter of 2013. We realized an investment gain of $0.3 million for the third quarter of 2014 compared to an investment loss of $2.4 million in the third quarter of the prior year. The increase in our third quarter revenues as compared to the same period in 2013 principally resulted from an increase in advisory revenues of $44.7 million.

For the nine months ended September 30, 2014, total revenues were $198.6 million compared to $210.8 million for the comparable period in 2013, a decrease of $12.2 million, or 6%. Advisory revenues for the nine months ended September 30, 2014 were $204.1 million compared to $211.5 million over the same year to date period in 2013. For the nine months ended September 30, 2014, we incurred an investment loss of $5.5 million compared to an investment loss of $0.7 million for the same period in 2013. The decrease in our year to date revenues as compared to the same period in 2013 resulted from both a decrease in advisory revenues of $7.4 million and an increase in the investment loss for the period of $4.8 million.
Our third quarter 2014 net income allocated to common stockholders of $19.9 million and diluted earnings per share of $0.66 compare to net income allocable to common stockholders of $1.8 million and diluted earnings per share of $0.06 in the third quarter of 2013. On a year to date basis, net income allocated to common stockholders was $28.2 million through September 30, 2014, compared to $30.9 million for the comparable period in 2013. Diluted earnings per share for the nine months ended September 30, 2014 were $0.93 compared to $1.03 for the same period in 2013.
Our quarterly revenues and net income can fluctuate materially depending on the number, size and timing of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues by Source
The following provides a breakdown of total revenues by source for the three and nine month periods ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$91.7	100%	$47.0	105%
Investment revenues (losses)	0.3	—%	(2.4)	(5)%
Total revenues	$92.0	100%	$44.6	100%

	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$204.1	103%	$211.5	100%
Investment revenues (losses)	(5.5)	(3)%	(0.7)	—%
Total revenues	$198.6	100%	$210.8	100%
Advisory Revenues
Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients on mergers, acquisitions, financings, restructurings, capital raisings or similar transactions.  We earned $91.7 million in advisory revenues in the third quarter of 2014 compared to $47.0 million in the third quarter of 2013, an increase of $44.7 million, or 95%. The increase in advisory revenues in the third quarter of 2014 as compared to the same period in 2013 primarily resulted from an increase in the number and scale of both completed assignments and transaction announcements.

For the nine months ended September 30, 2014, advisory revenues were $204.1 million compared to $211.5 million in 2013, a decrease of $7.4 million, or 3%. This small decrease in our advisory revenues principally resulted from a decline in the number of assignments that closed and lower retainer fees, offset in part by an increase in announcement and opinion fees and greater fund placement fees.

During the nine months ended September 30, 2014, we earned $1 million or more from 50 clients compared to 48 clients in the same period in 2013. For the year to date period ended September 30, 2014 as compared to the same period in 2013, we generated greater revenues from fund placement fees, announcement and opinion fees and financing and restructuring advisory fees, while our completed transaction and retainer fees were lower.

Completed assignments in the third quarter of 2014 included:

•	the acquisition by Actavis plc of Forest Laboratories Inc.;

•	the acquisition by Anixter International Inc. of Tri-Ed;

•	the sale of Flint Group to a consortium consisting of Goldman Sachs Merchant Banking and Koch Industries;

•	the sale of Global Trade Information Services to IHS Inc.;

•	the sale of Investec Bank (Australia) Limited's Professional Finance and Asset Finance and Leasing businesses, deposit book, and Australian banking license to Bank of Queensland Limited;

•	the global licensing and supply agreement of MannKind Corporation with Sanofi for Afrezza;

•	the sale of Publication International's Children Division to Phoenix Publishing and Media, Inc.; and

•	the acquisition by Reckitt Benckiser of the K-Y brand.

During the third quarter of 2014, our capital advisory group served as global placement agent on behalf of private equity and real estate funds for two final closings and six interim closings of limited partnership interests in such funds.
Investment Revenues

Investment revenues primarily consist of our investment gains and losses from our investments in previously sponsored merchant banking funds and interest income and, in 2013, in Iridium.
The following table sets forth additional information relating to our investment revenues for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$—	$0.4	$(6.5)	$(3.0)
Net realized and unrealized gains (losses) on investment in Iridium	—	(3.2)	—	1.3
Deferred gain on sale of certain merchant banking assets	—	0.1	0.1	0.2
Interest income	0.3	0.3	0.9	0.8
Total investment revenues (losses)	$0.3	$(2.4)	$(5.5)	$(0.7)

For the third quarter of 2014, we recorded investment revenues of $0.3 million compared to an investment loss of $2.4 million in the third quarter of 2013. The investment revenues in the third quarter of 2014 related to interest income. In the third quarter of 2013, our investment loss of $2.4 million principally resulted from a decrease in the quoted market value of our previous investment in Iridium, offset in part by a gain in our merchant banking fund investments.

For the nine months ended September 30, 2014, we recorded an investment loss of $5.5 million compared to an investment loss of $0.7 million for the nine months ended September 30, 2013. The investment loss in the nine month period ended September 30, 2014 principally resulted from a write down of $6.5 million in a GCP II fund investment. The investment loss in the nine months ended September 30, 2013 resulted from a loss in our merchant banking fund investments, offset in part by an increase in the quoted value of our investment in Iridium.
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
At September 30, 2014, we had principal investments of $4.3 million, which consists of many small investments in our previously sponsored and other merchant banking funds. For our remaining investments in the merchant banking funds, the size and timing of changes in the fair value of these investments are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are fully liquidated. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could negatively impact the amount of investment revenues or losses we record in any period.

Operating Expenses

We classify operating expenses as employee compensation and benefits expenses and non-compensation expenses.

Our total operating expenses for the third quarter of 2014 were $61.4 million, which compared to $41.6 million of total operating expenses for the third quarter of 2013. This represents an increase in total operating expenses of $19.8 million, or 48%, and resulted from increases in our compensation and benefits expenses and non-compensation expenses as described in more detail below. The pre-tax profit margin for the third quarter of 2014 was 33% compared to 7% for the third quarter of 2013.

For the nine months ended September 30, 2014, total operating expenses were $155.1 million, compared to $160.8 million of total operating expenses for the same period in 2013. The decrease of $5.7 million, or 4%, resulted from decreases in both our compensation and benefits expenses and our non-compensation expenses as described in more detail below. The pre-tax profit margin for the nine months ended September 30, 2014 was 22% as compared to 24% for the same period in 2013.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, unaudited)
Employee compensation and benefits expenses	$46.0	$27.1	$110.0	$115.2
% of revenues	50%	61%	55%	55%
Non-compensation expenses	15.4	14.5	45.1	45.6
% of revenues	17%	33%	23%	22%
Total operating expenses	61.4	41.6	155.1	160.8
% of revenues	67%	93%	78%	76%
Total income before tax	30.6	2.9	43.5	50.0
Pre-tax profit margin	33%	7%	22%	24%

Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the third quarter of 2014 were $46.0 million, which reflected a 50% ratio of compensation to revenues. This amount compared to $27.1 million for the third quarter of 2013, which reflected a 61% ratio of compensation to revenues. The increase of $18.9 million, or 70%, was primarily attributable to the increase in revenues during the period, which resulted in an increase in accrued bonuses as compared to the same period in the prior year. The decrease in the ratio of compensation to revenues in the third quarter of 2014 as compared to the same period in 2013 resulted from the effect of spreading our higher compensation costs over significantly higher revenues.

For the nine months ended September 30, 2014, our employee compensation and benefits expenses were $110.0 million compared to $115.2 million for the same period in the prior year. The decrease of $5.2 million, or 5%, resulted principally from reduced amortization of restricted stock units due to higher forfeitures of restricted stock awards, offset in part by a higher year-end bonus accrual. The ratio of compensation to revenues for the first nine months of 2014 and 2013 remained constant at 55%. Subject to the timing of transaction completions, it is our expectation that the full year compensation expense ratio will be consistent with that of our past few years.
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

Our non-compensation expenses were $15.4 million in the third quarter of 2014 compared to $14.5 million in the third quarter of 2013, reflecting an increase of $0.9 million, or 6%. The increase in non-compensation expenses resulted from increases in occupancy expense due to the absence of sublease rental income in 2014, information services, professional fees and other operating expenses, offset in part by lower travel expenses.

For the nine months ended September 30, 2014, our non-compensation expenses were $45.1 million compared to $45.6 million for the same period in 2013, representing a decrease of $0.5 million, or 1%. The decrease in non-compensation expenses was principally attributable to the benefit of lower amortization of Greenhill Australia's intangible assets, which were fully amortized in the first quarter of 2013, and lower travel costs, offset by higher occupancy costs and increased information services costs.

Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2014 were 17% compared to 33% for the same period in 2013. The decrease in non-compensation expenses as a percentage of revenues resulted principally from the effect of spreading slightly higher non-compensation costs over significantly higher revenues in the third quarter of 2014 as compared to the third quarter of 2013.

Non-compensation expenses as a percentage of revenues for the nine months ended September 30, 2014 were 23% compared to 22% for the same period in the prior year.
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

Provision for Income Taxes
For the third quarter of 2014, the provision for income taxes was $10.8 million, which reflected an effective tax rate of 35%. This compared to a provision for income taxes in the third quarter of 2013 of $1.2 million, which reflected an effective tax rate of 39%. The increase in the provision for income taxes in the third quarter of 2014 as compared to the same period in 2013 was attributable to significantly higher pre-tax income. The lower effective tax rate principally resulted from the generation of a greater proportion of earnings from foreign jurisdictions, which are generally taxed at lower rates than the United States, and the establishment of a full valuation allowance in the prior year on the deferred tax asset related to the disallowance of realized capital losses from the sale of Iridium shares held by our European affiliate.

For the nine months ended September 30, 2014, the provision for taxes was $15.4 million, which reflected an effective tax rate of 35%. This compared to a provision for taxes for the nine months ended September 30, 2013 of $19.1 million, which reflected an effective tax rate of 38%. The decrease in the provision for income taxes for the nine months ended September 30, 2014 as compared to the same period in 2013 resulted from both lower pre-tax income and a lower effective tax rate due to the generation of a greater proportion of our earnings from foreign jurisdictions and the establishment of a full valuation allowance related to the disallowed realized capital losses, as discussed above.
The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position is monitored by our Management Committee, which generally meets monthly. The Management Committee monitors cash, other significant working capital assets and liabilities, debt, principal investment commitments and other matters relating to liquidity requirements. We evaluate our liquid cash operating position on a regular basis in light of current market conditions. As of September 30, 2014, we had cash and cash equivalents of $36.9 million, of which $24.7 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
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
Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our private equity and real estate capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2014, we had long-term receivables related to private equity and real estate capital advisory engagements of $39.2 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which include accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2014, cash bonuses and accrued benefits of $11.8 million relating to 2013 compensation were paid to our employees. In addition, in 2014, we have paid $14.5 million related to income taxes owed principally in the United States and the U.K. for the year ended December 31, 2013.
To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which, pursuant to our most recent renewal, matures on April 30, 2015. Historically, we have been able to extend the maturity date of the revolving loan facility for a one year period shortly before maturity although our ability to do so in the future is not certain. The facility bears interest at the higher of the Prime Rate or 3.25%. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from G & Co. At September 30, 2014, we had $39.2 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At September 30, 2014, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.

Since 2010, we have generated significant earnings outside of the U.S. and we have repatriated the portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. The repatriation of the foreign earnings has not resulted in a significantly higher U.S. tax burden due to the generation of excess foreign tax credits from our Australian operations, which have offset any incremental U.S. tax resulting from the repatriation of these foreign earnings. During 2014, we utilized most of the excess foreign tax credits currently available to us and as a result we expect future repatriations of foreign earnings will be subject to incremental U.S. tax. The Firm now intends to reinvest its future foreign earnings in our non-U.S. operations unless circumstances change. To the extent we need to support our corporate cash needs in the U.S., beyond the generation of cash domestically, we may seek to increase our bank loan facility or seek other debt financing. In the event we are unable to meet our U.S. cash needs with cash generated domestically, or through borrowings, we could incur additional U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the rate of tax paid in the foreign jurisdictions. Historically, we have generated a substantial portion of our foreign earnings in the U.K., Germany and Australia at tax rates of approximately 21% to 24%, 32% and 30%, respectively.

Since our exit from the merchant banking business, we have sought to realize value from our remaining principal investments, which consisted of investments in previously sponsored merchant banking funds and Iridium. We completed our liquidation of Iridium in December 2013. During 2013, we generated net proceeds of $37.0 million principally from the sale of our remaining investment in Iridium. We used the net proceeds from the sale of our investments in merchant banking funds and Iridium principally to make open market share repurchases and to reduce borrowings outstanding on the revolving loan facility. During the first nine months of 2014, as a result of the liquidation of substantially all of our principal investments over the past few years, the proceeds generated from the sale of investments declined to $0.6 million. We do not expect the proceeds generated from the sale of our principal investments to be significant in future periods.

At September 30, 2014, our remaining investments in previously sponsored and other merchant banking funds were valued at $4.3 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. Our remaining commitment to fund capital calls for merchant banking fund investments is $0.3 million and expires in June 2015.

In January 2014, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2014. For the nine months ended September 30, 2014, we repurchased 212,200 shares of our common stock in open market purchases and are deemed to have repurchased 380,130 shares of our common stock in connection with the cash settlement of tax liabilities incurred on the vestings of restricted stock units. In aggregate for the nine months ended September 30, 2014, we repurchased 592,330 shares of its common stock at an average price of $49.95 per share, for a total purchase cost of $29.6 million. While we expect to fund future repurchases of common shares, if any, with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases.

Based upon the number of restricted stock unit grants outstanding at October 24, 2014, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $59.0 million (as calculated based upon the closing share price as of October 24, 2014 of $47.35 per share and assuming a withholding tax rate of 38%) over the next five years, of which an additional $1.1 million will be payable in 2014, $15.8 million will be payable in 2015, $13.0 million will be payable in 2016, $13.4 million will be payable in 2017, $9.8 million will be payable in 2018 and $5.9 million will be payable in 2019. We will realize a corporate income tax benefit concurrently with the cash settlement payments.

Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2013, we made dividend distributions of $56.2 million, or $1.80 per common share and outstanding restricted stock unit. During the nine months ended September 30, 2014, we made dividend distributions of $42.2 million, or $1.35 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends, subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the Board of Directors may deem relevant.

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

While we believe that the cash generated from operations and borrowings from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, common dividend payments, share repurchases and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, or at all, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly repatriate foreign earnings, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
In the nine months ending September 30, 2014, our cash and cash equivalents decreased by $5.8 million from December 31, 2013, including a decrease of $1.4 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $62.9 million from operating activities, including $69.2 million from net income after giving effect to the non-cash items and a net increase in working capital of $6.3 million principally from an increase in advisory fees and other receivables and the payment of accrued income taxes, offset by the increase of annual bonuses payable. We used $1.3 million for investing activities, including $1.8 million for leasehold improvements, offset in part by distributions from other merchant banking funds of $0.6 million. We used $66.0 million in financing activities, including $42.2 million for the payment of dividends, $10.0 million for open market repurchases of our common stock, $19.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $2.6 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the funding of $8.4 million from net borrowings on our revolving loan facility.
In the nine months ending September 30, 2013, our cash and cash equivalents decreased by $20.0 million from December 31, 2012, including a decrease of $1.1 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $45.0 million from operating activities, including $76.1 million from net income after giving effect to the non-cash items and a net increase in working capital of $31.1 million principally from the payment of annual bonuses and an increase in advisory fees receivable. We generated $26.5 million from investing activities, including proceeds from the sale of Iridium of $26.6 million and distributions from other merchant banking funds of $1.0 million, offset by the funding of a merchant banking capital call of $0.5 million and $0.6 million for computer equipment purchases. We used $90.3 million in financing activities, including $42.2 million for the payment of dividends, $42.5 million for open market repurchases of our common stock, $12.3 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $0.3 million for distributions to non-controlling interests and $0.3 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the funding of $7.3 million from net borrowings on our revolving loan facility.

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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 43% of our revenues for the nine month period ended September 30, 2014 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the nine month period ended September 30, 2014, as compared to the same period in 2013, the value of the U.S. dollar strengthened relative to the Australian dollar and weakened relative to the pound sterling and euro. In aggregate, there was not a significant impact on our revenues in the first nine months of 2014 as compared to the same period in 2013 as a result of movements in the foreign currency exchange rates. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

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
The condensed consolidated financial statements include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which we have a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements on the consolidation of variable interest entities, we consolidate the general partners of the merchant banking funds in which it has a majority of the economic interest and control. The general partners account for their investments in the merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investments in these merchant banking funds represent estimations of fair value. We do not consolidate the merchant banking funds since we, through our general partner and limited partner interests, do not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of 2014:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
Jul	—	$—	—	$75,000,000
Aug	212,200	47.15	212,200	64,994,699
Sept	—	—	—	64,994,699
Total	212,200		212,200	$64,994,699

_____________________________________________

(1)
Excludes 28,468 shares we are deemed to have repurchased at $47.31 per share in the third quarter of 2014 from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	The Board of Directors, effective on January 23, 2014, authorized the repurchase of up to $75,000,000 of our common stock during 2014.

(3)
The value of the shares repurchased for the nine months ended September 30, 2014 excludes 380,130 shares we are deemed to have repurchased at an average price of $51.51 per share, or $19.6 million, from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

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
Dated: November 4, 2014

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb
Chief Financial Officer

II-1