Form 10-K
period 2014-12-31
GREENHILL & CO INC
filed 2015-02-26
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $1,280 million. The registrant has no non-voting stock.
As of February 20, 2015, there were 28,479,284 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2015 annual meeting of stockholders to be held on April 23, 2015 are incorporated by reference in response to Part III of this Report.

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

Item 1.  Business
Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments. We act for clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden and Brazil.
At Greenhill, we are singularly focused on providing conflict-free advice to clients on a wide variety of complex financial matters, using our global resources to provide a combination of transaction experience, industry sector expertise and knowledge of relevant regional markets. We work seamlessly across offices and markets to provide the highest caliber advice and services to our clients.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, through recruiting talented managing directors and other senior professionals from major investment banks, independent financial advisory firms and other institutions, with a range of geographic, industry and transaction specialties as well as high-level corporate and other relationships, and through training, developing and promoting professionals internally. Since the opening of our original office in New York, we have expanded beyond merger and acquisition advisory services to include financing, restructuring and capital raising advice, have expanded the breadth of our sector expertise to cover substantially all major industries and have expanded globally to 13 offices across five continents.
As of December 31, 2014, we had 305 employees globally, including 64 managing directors and 12 senior advisors. In January 2015, we promoted four of our principals to managing director.
Advisory
Greenhill is a unique global investment banking firm, not only in relation to the large integrated, or "bulge bracket", institutions which engage in commercial lending, underwriting, research, sales and trading and other businesses, but also in relation to other so called "independent" investment banks, many of which engage in investment management, research and capital markets businesses, all of which can create conflicts with clients' interests. Greenhill's singular focus on advisory services differentiates us from other investment banks, and enables us to offer a unique approach to client service.

•	Advising clients is our only business. We do not engage in investing, trading, lending, underwriting, research or investment management businesses.

•
We provide unbiased, conflict free advice. We have no products or additional services to cross-sell and, thus, no inherent conflicts of interest. We also have no lending, prime brokerage or other relationships with activist investors.

•
We maintain the highest levels of confidentiality. Our advisory only business model and minimal conflicts enable us to maintain greater client confidentiality with fewer real or perceived risks of leaks.

•
Senior level attention is fundamental to our model. Our managing directors, who possess both transaction expertise and sector and regional knowledge, are actively engaged in our client mandates from origination through execution and closing.

•	We offer a collaborative approach to global client service. Our professionals around the globe work together on a fully integrated, one firm-one team approach to advance the interests of our clients.

We provide comprehensive financial advisory services primarily in connection with mergers and acquisitions, financings, restructurings, capital raisings and other strategic transactions. We also provide advice in connection with activist response strategies and other mission critical situations. For all of our advisory services, we draw on the extensive experience, senior relationships and industry expertise of our managing directors and senior advisors.
Mergers and Acquisitions. On merger and acquisition engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, divestitures, spin-offs and other strategic transactions, and generally are involved at each stage of these transactions, from initial structuring and negotiation to final execution. Our focus is on providing high-quality, unbiased advice to senior executive management teams, boards of directors and special committees of prominent large and mid-cap companies and to key decision makers at governments and at large institutions on transactions that typically are of the highest strategic and financial importance to our clients. We have specialists in nearly every significant industry sector who work closely with our transaction specialists to provide the highest quality advice and transaction execution. In addition to merger and acquisition transactions, we advise clients on a full range of critical strategic matters, including activist response, defensive tactics, special committee projects, licensing deals and joint ventures. We provide advice on valuation, negotiation tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, as well as financing alternatives. In appropriate situations, we also provide fairness opinions with regard to merger and acquisition transactions.
Financing Advisory and Restructuring. Our financing advisory and restructuring practice encompasses a wide range of advisory services. In debt restructurings, we advise debtors, creditors, governments, pension funds and other stakeholders in companies experiencing financial distress, as well as potential acquirers of distressed companies and assets. We provide advice on valuation, restructuring alternatives, capital structures, financing alternatives, and sales or recapitalizations, and assist clients in identifying and capitalizing on potential incremental sources of value. We also assist those clients who seek court-assisted reorganizations by developing and seeking approval for plans of reorganization as well as the implementation of such plans. In addition to debt restructurings, we advise on a variety of other financing matters, including debt issuances, equity financings, exchange offers and spin-off transactions. We also provide advice on initial public offerings (IPOs) and other equity capital market transactions in which clients value independent advice from a knowledgeable advisor who does not stand to earn substantial underwriting or placement fees.
Global Capital Advisory. In our global capital advisory business, we assist general partners and sponsors in raising capital for new real estate and private equity funds and provide related advisory services to these entities globally. Our global capital advisory group provides clients with comprehensive global marketing efforts to a diverse investor base of pension funds, sovereign wealth funds, endowments and other institutional investors worldwide. We also advise on secondary market transactions.
Across these disciplines, advisory revenues accounted for 102% (due to investment losses) and 100% of our total revenues in 2014 and 2013, respectively. Non-U.S. clients are a significant part of our business, generating 41% and 48% of our advisory revenues in 2014 and 2013, respectively. Our revenues are principally derived from fees paid for our advisory services, and are primarily driven by total deal volume, the number of transactions and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, in our capital advisory business, revenues are generally driven primarily by the amount of capital raised. We generally earn advisory fees based upon a percentage of capital committed to the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing. See Note 16 to our consolidated financial statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.
Investments and Merchant Banking
Prior to 2011, we engaged in merchant banking activities, consisting primarily of management of and investment in Greenhill’s merchant banking funds, Greenhill Capital Partners I (or “GCP I”), Greenhill Capital Partners II (or “GCP II”), Greenhill Capital Partners III (or “GCP III”), Greenhill Capital Partners Europe (or “GCP Europe”) and Greenhill SAV Partners (or “GSAVP”), which are families of merchant banking funds. At the time of our exit from such activities, GCP Capital Partners Holdings LLC (or “GCP Capital”), an entity principally owned by former Greenhill employees and independent from Greenhill, took over the management of our merchant banking funds. Since our exit from the merchant banking business, we have sought to realize value from our remaining principal investments and have sold or transferred substantially all of our investments in previously sponsored merchant banking funds and our previous investment in Iridium Communications Inc. (“Iridium”).
Beginning in 2011, as a result of our exit from the management of the merchant banking funds, we no longer generate management fees. Since 2011, our investment revenues consist entirely of gains (or losses) realized on the sale of our investments in the merchant banking funds and Iridium, and changes in the unrealized value of the estimated fair market value and quoted values of such investments. As a result of the monetization of substantially all of our investments, we do not expect to report meaningful investment revenues or losses in future periods.
Employees
As an independent investment bank focused solely on advisory services, our people are our primary asset. Our managing directors and senior advisors average approximately 25 years of relevant experience, which they leverage to provide the highest quality advice on a collaborative, globally integrated basis across the full range of mergers and acquisitions, financing advisory and restructuring transactions, and capital raisings. Our managing directors and senior advisors are supported by a strong team of more junior professionals and we spend a significant amount of time training and mentoring our junior professionals. We seek to provide our junior professionals with broad exposure to mergers and acquisitions, financing advisory assignments and restructurings and capital raisings. This approach provides us with the flexibility to allocate resources depending on the transaction environment and provides our bankers with a wide variety of experiences to assist in the development of their business and financial judgment.
As of December 31, 2014, Greenhill employed a total of 305 people (including our managing directors and senior advisors), of which 165 were located in our offices in the Americas, 84 were based in our European offices, 42 in our Australian offices, and 14 in our Asian office. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters collegiality, teamwork, professionalism, excellence, diversity, and collaboration among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.
Competition
We operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there is an active engagement changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain, on an ongoing basis, business dialogues with a large number of clients and potential clients. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management team, competition from other investment banks and other causes.
The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are global and regional integrated banking firms, mid-sized full service financial firms, other independent financial services firms and specialized financial advisory firms. We compete with some of our competitors globally and with others on a regional, product, industry or niche basis. We compete on the basis of a number of factors, including transaction execution skills, our range of products and services, strength of relationships, innovation, reputation and price.
The global and regional integrated banking firms offer a wider range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and corporate finance and securities underwriting services, which may enhance their competitive position. They also have the ability to support their investment banking operations with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our business. In addition to our larger and mid-sized full service competitors, we compete with a number of independent investment banks, which offer independent advisory services on a model similar to ours. A few of the independent banks with whom we compete are larger and have greater general and industry specific coverage resources. Further, over the past few years, there has been an increase in the number of newly formed independent advisory firms. Since independent advisory firms require minimal capital to operate, there are few obstacles to starting new firms.
We believe our primary competitors in securing mergers and acquisitions and financing advisory engagements are large, diversified financial institutions including Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group AG, Deutsche Bank AG, Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, and UBS AG as well as other publicly listed investment banking firms such as Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd., and Moelis & Company. Advisory services in restructuring and bankruptcy situations tend to be highly specialized, and we believe our primary competitors to be The Blackstone Group, Evercore Partners, Inc., Houlihan Lokey, Inc., Lazard Ltd., Moelis & Company, Rothschild Group and many closely held boutique firms. We believe our primary competitors in our global capital advisory business are Credit Suisse Group AG, Lazard Ltd., Park Hill Group LLC and UBS AG and many closely held boutique firms.
Competition can be intense for the hiring and retention of qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees.

For a discussion of risks related to the highly competitive environment in which we operate, see "Item 1A. Risk Factors" in this annual report.
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

Broker-dealers are subject to regulations that cover all aspects of the securities business. Our business model is exclusively focused on providing financial advice to clients and we do not hold customer funds or securities, or carry on research, securities trading, lending or underwriting activities. While this means that certain broker-dealer regulations, such as those pertaining to the use and safekeeping of customers' funds and securities and the financing of customers' purchases, may not be applicable to us, we remain subject to other applicable broker-dealer regulations, including regulatory capital levels, record keeping and reporting requirements, and the conduct and qualifications of officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, Greenhill & Co., LLC is subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant portion of a broker-dealer's assets be retained in liquid financial instruments relative to the amount of its liabilities. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Greenhill & Co., LLC is also affected by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois, Ohio, California and New Mexico. Similar measures are being considered or have been implemented in other jurisdictions.
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

Europe

Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our wholly owned affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct the majority of our European advisory business, are licensed by and also subject to regulation by the United Kingdom's Financial Conduct Authority (“FCA”). Greenhill & Co. Europe

LLP also is licensed by and subject to regulation by the Federal Financial Supervisory Authority in Germany (“BaFin”). The current UK regulatory regime is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA. These rules govern all aspects of our advisory business in the United Kingdom, including carrying on regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.

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

Greenhill & Co. Sweden AB, our wholly owned Swedish subsidiary with an office in Stockholm, provides financial advice to clients in Sweden and the wider Nordic region, and is subject to regulation by the Swedish Financial Supervisory Authority.

Australia

Greenhill & Co. Australia Pty Limited ("Greenhill Australia"), our wholly owned Australian subsidiary, is licensed and subject to regulation by the Australian Securities and Investments Commission (“ASIC”) and must also comply with applicable provisions of the Corporations Act 2001 and other Australian legal and regulatory requirements, including capital adequacy rules, customer protection rules, and compliance with other applicable trading and investment banking regulations.

Asia

Greenhill & Co. Japan Ltd., a wholly owned Japanese subsidiary with an office in Tokyo, is registered with the Kanto Local Finance Bureau of the Ministry of Finance in Japan and is subject to regulation by the Financial Services Agency and the Securities and Exchange Surveillance Commission in Japan, and must comply with applicable provisions of the Financial Instruments and Exchange Act and other applicable Japanese legal and regulatory requirements, including customer protection rules and compliance with other applicable trading and investment banking regulations.

Greenhill & Co. Asia Limited, a wholly owned Hong Kong subsidiary, is licensed under the Hong Kong Securities and Futures Ordinance with the Securities and Futures Commission (“SFC”) and is regulated by the SFC. The compliance requirements of the SFC include, among other things, net capital, stockholders' equity and periodic reporting requirements, and also the registration and training of certain employees and responsible officers.

General

Our business may also be subject to regulation by other governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates or conducts business.

In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the Treasury Department's Office of Foreign Assets Control, or OFAC, publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called "Specially Designated Nationals," or SDNs. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.

We also are subject to the Foreign Corrupt Practices Act, which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We are also subject to applicable anti-corruption laws in the United States and in the other jurisdictions in which we operate, such as the U.K. Bribery Act. We have implemented policies, procedures, and internal controls that are designed to comply with such laws, rules, and regulations.

For a discussion of risk related to the regulation that we are subject to, see "Item 1A. Risk Factors" in this annual report.

Recent Developments

On February 9, 2015, we entered into a definitive agreement to acquire Cogent Partners, LP (“Cogent”), the leading global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets. Cogent advises such institutions on sales of interests in private equity and similar funds, as well as providing restructuring, financing, valuation and related advisory services. Cogent has advised on transactions involving thousands of limited partnership interests since its founding in 2002, and had revenues of approximately $45.8 million (unaudited) in 2014. Cogent has a total of 38 employees, including eight managing directors, with its principal office in Dallas and additional locations in London, New York, San Francisco and Singapore.

Under the terms of the acquisition agreement, we will acquire 100% ownership of Cogent in exchange for approximately $44.0 million in cash and 779,460 shares of our common stock, payable at the closing of the acquisition, and additional consideration of approximately $18.9 million in cash and 334,054 shares of our common stock, payable in the future if certain agreed revenue targets are achieved. The cash component of the consideration to be paid at closing will be funded by a new $45.0 million term loan facility.

The transaction is subject to receipt of the applicable regulatory approvals and other customary conditions, and is expected to close around the end of the first quarter of 2015.

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

Item 1A.  Risk Factors
Our ability to retain our managing directors and other professionals is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors and senior advisors, particularly our senior managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left Greenhill in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director will have on our business. The departure or other loss of Mr. Greenhill, our founder and Chairman, Scott L. Bok, our Chief Executive Officer, the regional heads of businesses in North America, Europe, Australia, Japan or Brazil, the industry sector heads, or the departure or other loss of other senior managing directors, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements, which could materially adversely affect our results of operations.
In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services or some of our managing directors or other professionals could choose to follow the departing managing director in joining an existing competitor or forming a competing company. Although we have entered into non-competition agreements with each of our managing directors, the restriction period in many of the agreements does not exceed three to six months, and there is no guarantee that these agreements are sufficiently broad or effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under these agreements.
Almost all of our revenues are derived from advisory fees, which results in volatility in our revenues and profits
We are entirely focused on the financial advisory business and we earn substantially all of our revenues from advisory fees paid to us by each of our clients, in large part upon the successful completion of the client's transaction, restructuring or capital raising, the timing of which is outside of our control. Unlike diversified investment banks, which generate revenues from commercial lending, securities trading and underwriting, or other advisory firms, which have asset management and other businesses, our generation of revenues from sources other than advisory fees is minimal. As a result, a decline in our advisory engagements, the number and scale of successfully completed client transactions or the market for advisory services generally would have a material adverse effect on our business and results of operations.
Our engagements are singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period
We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any other period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement or closing, and the timing of these milestones is outside our control. In cases where an engagement is terminated prior to the successful completion of a transaction or project, whether due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.
A high percentage of our advisory revenues is derived from a small number of clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 43% of our total revenues in both 2014 and 2013. There were no clients in 2014 who represented greater than 10% of our revenues, while one client in 2013 represented 10% or more of our revenues. We earned $1 million or more from 63 clients in 2014, compared to 58 in 2013, of which 32% of the clients were new to the Firm in 2014 and 26% in 2013. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions or restructurings or fund raisings on which we are advising can be significant.
We generate a substantial portion of our revenues from our services in connection with mergers and acquisitions and in the event of a decline in merger and acquisition activity it is unlikely we could offset lower revenues with revenues from other services
The vast majority of our bankers are focused on covering clients in the context of providing merger and acquisition advisory services and those activities generate a substantial portion of our revenues. In the event of a decline in merger and acquisition activity we may seek to generate greater business from our financing advisory and restructuring and capital advisory services. However, it is unlikely that we will be able to offset lower revenues from our merger and acquisition activities with revenues generated from either financing advisory and restructuring or capital advisory assignments. Both our financing advisory and restructuring business, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, and our global capital advisory business, which provides advice for raising capital for new real estate and private equity funds, are intentionally smaller than our mergers and acquisitions advisory business and we expect that they will remain that way for the foreseeable future.
Fees earned in connection with advisory assignments in the bankruptcy context may be subject to challenge and reduction
In our financing advisory and restructuring business we, from time to time, advise debtors or creditors of companies, or other entities, which are involved in bankruptcy proceedings in the United States bankruptcy courts. Under the applicable rules of those courts, our fees are subject to approval by the court and can be subject to the court's authority to disallow or discount our fees in certain circumstances, and other interested parties also have the ability to challenge the payment of those fees. Fees earned and reflected in our revenues may from time to time be subject to successful challenges, which could adversely affect our revenues and earnings.
Our business may be adversely affected by difficult market conditions and a decline in transaction activity
Adverse market or economic conditions would likely affect the number, size and timing of transactions on which we provide advice and therefore adversely affect our advisory fees. Furthermore, rapid increases in equity valuations and market volatility can negatively impact merger and acquisition activity. Our clients engaging in mergers and acquisitions often rely on access to the credit and/or equity markets to finance their transactions. The uncertainty of available credit and the volatility of equity markets can adversely affect the size, volume, timing and ability of our clients to successfully complete merger and acquisition transactions and adversely affect our advisory business. Furthermore, market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions.
While we operate in North America, Europe, Australia, Asia and Brazil, our operations in the United States and Europe have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in these locations.
Our global capital advisory business is dependent on the availability of private capital for deployment in illiquid asset classes such as real estate funds for clients we serve
In our global capital advisory business, we assist fund managers and sponsors in raising capital for new private funds. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as real estate and private equity funds. Following the onset of the financial crisis, there was a shortage of such capital, and far fewer new funds were raised than in the period preceding the crisis. More recently, while the absolute pool of commitments for alternative investments has increased, investors have increased their concentration of new capital commitments with large mega funds, which are generally perceived as lower risk platforms because of the breadth of investment professionals and assets under management. Because the mega funds have in house fundraising teams, they are typically not a potential source of business for us. As a result, we must seek opportunities to raise capital for other fund managers with successful track records and investment strategies that are attractive to the market. Due to the competition for capital with mega funds, the fund raising process may take longer to complete and there can be no certainty that our fund raising engagements will be completed successfully. If there is a reduction in the private and public capital focused on illiquid investment opportunities by our clients, our ability to earn fees in the capital advisory business may be adversely affected. In addition, the substantial majority of our revenues in our capital advisory business are derived from real estate funds. This concentration of business activity leaves us vulnerable to downturns in the real estate fund market, which could adversely affect our revenues and earnings.
We face strong competition from far larger firms and other independent firms, which could adversely affect our market share of the advisory business
The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We may experience pricing pressures in the future if some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 305 employees (including managing directors and senior advisors) as of December 31, 2014 and total revenues of $275.2 million for the year ended December 31, 2014. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve clients' needs, greater global reach and broader relationships with current and potential clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
Our integrated investment banking competitors and other large commercial banks, insurance companies and other broad-based financial services firms that have established or acquired financial advisory practices and broker-dealers or have merged with other financial institutions have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and investment banking services, which may enhance their competitive position. Their ability to support investment banking with commercial banking, insurance and other financial services revenues in an effort to gain market share could result in pricing pressure in our businesses. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing, we may be unable to compete for advisory clients in a significant part of the advisory market.
In addition to our larger competitors, a number of independent investment banks offer independent advisory services and some of these firms are larger and have greater general and industry specific coverage resources than we do. Further, over the past few years, there has been an increase in the number of newly formed independent advisory firms, some of which provide industry specific advice. Since independent advisory firms require minimal capital to operate, there are few obstacles to forming a new firm. As these independent firms seek to gain market share, our share of the advisory business could diminish and there could be pricing pressure, which would adversely affect our revenues and earnings.
Our future growth is dependent on both our ability to identify, attract and hire additional managing directors and other professionals and our ability to identify, acquire and successfully integrate complementary advisory businesses
The future growth of our business is dependent upon our ability both to recruit new personnel, develop our existing and new personnel and to expand through strategic investments or acquisitions. To successfully increase our headcount we must identify, attract and hire professionals, or teams of professionals, to join our firm, who not only will be able to function as a trusted advisor to their clients without the support of a large suite of products but also will be able to fit into our collegial culture. The recruitment, development and training of professionals requires large commitments of time and resources. It may take a substantial amount of time to determine whether new professionals will be effective and, during that time, we may incur significant expenses on compensation, integration and business development activities. Furthermore, there can be no certainty that our personnel will develop the skills necessary to advise our client base or that we will be able to retain the high achieving personnel.
In the event we grow by strategic investment or acquisition, we face numerous risks and uncertainties similar to those of hiring and developing internally our individual professionals. We also face the challenge of integrating a large number of personnel into our global organization and ensuring a good cultural fit. Management and other existing personnel will spend considerable time and resources working to integrate the acquired business, which may distract them from other business operations.
If we are unable to successfully attract, hire and train new and existing professionals or make strategic investments and integrate the personnel into our business and retain them our financial results could suffer.
Strategic investments and acquisitions, or foreign expansion, may result in additional risks and uncertainties in our business
When we make strategic investments or acquisitions, such as our acquisition of Greenhill Australia and our announced acquisition of Cogent, in additional to the risks associated with the integration and retention of personnel, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including accounting and data processing systems and management controls.
To the extent that we pursue business opportunities outside the United States, such as our recent expansion into Brazil, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult and costly for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.
If we expand to new geographic locations, such as Brazil, we will incur additional compensation, occupancy, integration, legal and business development costs. Additionally, it may take significant time for us to determine whether new managing directors will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on compensation, integration and business development. Accordingly, the additional costs and expenses of an expansion may be reflected in our financial results before any offsetting revenues are generated. Depending upon the extent of our expansion, and whether it is done by recruiting new managing directors, strategic investment or acquisition, the incremental costs of our expansion may be funded from cash from operations or other financing alternatives. There can be no assurance that we will be able to generate or obtain sufficient capital on acceptable terms to fund our expansion needs which would limit the future growth of the business and could adversely affect our share price.
Sustaining growth will also require us to commit additional management, operational, and financial resources to this growth and to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
There will not be a consistent pattern in our financial results from quarter to quarter, which may result in volatility of our stock price
We can experience significant variations in revenues and earnings during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction or restructuring, the timing of which is uncertain and is not subject to our control.

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
Furthermore, since substantially all of our revenues are generated from advisory fees, we lack other more stable sources of revenue such as brokerage and asset management fees, which could moderate some of the volatility in advisory revenues. As a result, it may be difficult for us to achieve consistent results and steady earnings growth on a quarterly basis, which could adversely affect our stock price.
In many cases, we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring or closing of a fund. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, in our mergers and acquisitions business, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. In our restructuring business, anticipated bidders for assets of a client in financial distress may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In our global capital advisory business, our clients may not raise sufficient capital to start a new fund because anticipated investors may decline to invest in such a fund due to lack of liquidity, change in strategic direction of the investor, or other factors. In these circumstances, we may receive limited or no advisory fees, despite having committed substantial time and resources to an engagement. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our revenues and earnings.
A significant deterioration in the credit markets or the failure of one or more banking institutions could adversely affect our liquidity
As of December 31, 2014, we had cash and cash equivalents of $50.9 million. We have invested these assets in instruments which we believe are highly liquid, and monitor developments relating to the liquidity of these investments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash investments could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which could have a material adverse effect on the value of our stock.
We have a $45.0 million revolving loan facility from a U.S. commercial bank which currently expires on April 30, 2015. At December 31, 2014, we had $35.6 million drawn down from this facility. We utilize the revolving loan facility primarily to provide for our domestic cash needs, which include dividend payments, share repurchases, and working capital needs. Historically, we have rolled over the maturity date of our revolving loan facility annually. Our inability to extend the maturity date of the loan or renew the facility on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. As part of the financing commitment, in support of the Cogent acquisition, our existing bank lender has agreed to extend the maturity of the revolving loan facility to April 30, 2016 and increase the facility size to $50.0 million. There is no assurance that our revolving credit facility will continue to be renewed with the current lender and, if not, that we would be able to obtain a new credit facility of a similar size and on similar terms from a different lender.
In addition, we intend to finance the cash portion of the purchase price of Cogent with a $45.0 million bank term loan, which has been committed to by our existing bank lender and is scheduled to be amortized in full over the three year period following the transaction closing. There can be no assurance that we will maintain a level of cash flow from operating activities sufficient to make principal payments on the term loan in accordance with the amortization schedule.
In order to repay the outstanding balance of our revolving credit facility and principal payments due on the new term facility, we could be required to repatriate funds to the U.S. or issue debt or equity securities in the public or private markets, in each case on terms which may not be favorable to us. Our inability to repay or refinance the loan facilities when due could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.
Our employees own a significant portion of our common stock and their interests may differ from those of our public shareholders
Our employees and their affiliated entities collectively owned approximately 10% of the total shares of common stock outstanding as of February 20, 2015. Assuming the restricted stock units issued to our employees were fully vested as of February 20, 2015, our employees and their affiliates would have owned approximately 20% of the outstanding shares of our common stock.

As a result of these shareholdings, our employees currently are able to exercise significant influence over the election of our board of directors, the management and policies of Greenhill and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, the sale of all or substantially all of the assets of Greenhill, and the declaration and payment of dividends.
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
A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding
As part of annual bonus and incentive compensation, we award restricted stock units to managing directors and other employees. We also award restricted stock units as a long term incentive to new hires at the time they join Greenhill. At February 20, 2015, 3,728,941, restricted stock units were outstanding, including 1,447,365 restricted stock units granted to employees in February 2015 as part of the long-term incentive award component of our annual compensation package. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other senior employees generally vest either ratably over a five year period, with the first vesting on the first anniversary of the grant date, or do not vest until the fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Awards of restricted stock to our more junior professionals generally vest ratably over a three to four year period. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 20, 2015 would be issued as follows: 93,981 additional shares in 2015, 914,905 shares in 2016, 905,733 shares in 2017, 757,220 shares in 2018, 555,325 shares in 2019, and 501,777 shares in 2020. Upon delivery of restricted stock units at the time they vest, we have historically repurchased from 31% to 58% of the awards for the payment of income tax withholding due upon settlement of the awards. Further, we have historically repurchased in the open market a significant number of shares of our common stock. If we were to cease or were unable to repurchase shares of common stock, or choose to allocate available capital to the repayment of borrowings, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.
Employee misconduct could harm Greenhill and is difficult to detect and deter
There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at Greenhill. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and material fines. Our advisory business often requires that we deal with highly confidential information of great significance to our clients, the improper use of which may have a material adverse impact on our clients. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. Any breach of our clients’ confidences as a result of employee misconduct may harm our reputation and impair our ability to attract and retain advisory clients, which could adversely affect our business.
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
We may face damage to our professional reputation and legal liability to our clients and affected third parties if our services are not regarded as satisfactory or if conflicts of interests should arise
As an independent investment banking firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including rendering fairness opinions in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial intermediaries have been increasing. Moreover, judicial scrutiny of investment banker performance and activities has increased, creating risk that our services in a litigated transaction could be criticized by the court. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.
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
We are subject to extensive regulation in the financial services industry, which creates risk of non-compliance that could adversely affect our business and reputation
Because we operate in the financial services industry, we are subject to extensive regulation in the United States, Europe, Australia and Asia. In addition, as we expand our international operations by opening new offices outside the United States or by carrying out transactions or private placement activities internationally, we are increasingly subject to new regulatory requirements. Regulatory and self-regulatory agencies as well as securities commissions in various jurisdictions in which we do business are empowered to conduct periodic examinations and administrative proceedings that can result in censure, fine, issuance of “cease and desist” orders or suspension of personnel or other sanctions, including revocation of our license or registration or the registration of any of our regulated subsidiaries. In addition, as a result of recent highly publicized scandals in the financial services industry, scrutiny by regulators of financial services firms has increased significantly. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
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
Recently, several states and municipalities in the United States, such as California, Illinois, Ohio, New Mexico, New York State, and New York City have recently adopted “pay-to-play” and placement agent rules which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain of our capital advisory engagements or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact our global capital advisory business.
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
The value of our goodwill may decline in the future, which could adversely affect our financial results
A significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates, any or all of which could be materially affected by many of the risk factors discussed herein, may require that we take charges in the future related to the impairment of goodwill. Future regulatory actions also could have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill and other intangible assets is necessary, we would record the appropriate charge which could have a material adverse effect on our results of operations.
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
We may also encounter cyber-attacks on our critical data and we may not be able to anticipate or prevent all such attacks. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information and communication systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information or communication systems could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

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
Fluctuations in foreign currency exchange rates could adversely affect our results of operations
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenue in other currencies, predominantly in British pounds, euros, and Australian dollars, we are exposed to fluctuations in foreign currencies. In addition, we pay compensation to our non-US employees and certain of our other expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar could result in an adverse or beneficial impact to our financial results.
The market price of our common stock is volatile and may decline
The price of our common stock may fluctuate widely, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, changes in general economic or market conditions and broad market fluctuations. Since a significant portion of the compensation of our managing directors and certain other employees is paid in restricted stock units and our employees rely upon the ability of share sales to generate additional cash flow, a decline in the price of our stock may adversely affect our ability to retain key employees, including our managing directors. Similarly, our ability to recruit managing directors and other professionals may be adversely affected by a decline in the price of our stock.
We could change our existing dividend policy in the future, which could adversely affect our stock price
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. Since 2007, we have paid quarterly cash dividends of $0.45 per share of our common stock to holders of record. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our board of directors and depend upon, among other things, general financial conditions, capital requirements and surplus, our recent and future operations and earnings, contractual restrictions and other factors as the board of directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our board of directors could decide to reduce or even suspend dividend payments in the future. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
Cautionary Statement Concerning Forward-Looking Statements
We have made statements under the captions “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “outlook”, “potential”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in the foregoing paragraphs of this “Risk Factors” section.
These risks are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot give assurances that those expectations will be achieved, nor can we guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

Item 1B.  Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Exchange Act.

Item 2.  Properties
Our principal offices, all of which are leased, are as follows:

Location	Owned/Leased	Lease Expiration	Approximate Square Footage as of December 31, 2014
300 Park Avenue	Leased	2020	105,000 square feet
New York, New York (Global Headquarters)
Lansdowne House	Leased	2018	19,000 square feet
57 Berkeley Square, London
Neue Mainzer Strasse 52-58	Leased	2023	7,000 square feet
Frankfurt
Av. Brigadeiro Faria Lima, 2277	Leased	2018	5,000 square feet
São Paulo
79 Wellington Street West	Leased	2019	5,000 square feet
Toronto
Marunouchi Building	Leased	2016	4,000 square feet
Tokyo
Governor Phillip Tower	Leased	2025	11,000 square feet
1 Farrer Place, Sydney

Most of the lease arrangements listed above provide for renewal options beyond the date of expiration.
We also have six additional offices with approximately 42,000 of aggregate square footage with terms expiring through 2021.

Item 3.  Legal Proceedings
We are from time to time involved in legal proceedings incidental to the ordinary course of our business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 4.  Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS
Our executive officers are Scott L. Bok (Chief Executive Officer), Christopher T. Grubb (Chief Financial Officer), Patricia Moran (Chief Legal Officer and Secretary) and Harold J. Rodriguez, Jr. (Chief Operating Officer, Chief Compliance Officer and Treasurer). Set forth below is a brief biography of each executive officer.
Scott L. Bok, 55, has served as Chief Executive Officer since April 2010, served as Co-Chief Executive Officer between October 2007 and April 2010, and served as our U.S. President between January 2004 and October 2007. He has also served as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok served as Chief Executive Officer and Chairman of the Board of Directors of GHL Acquisition Corp. from 2007 to 2009 and as a member of the board of directors of its successor, Iridium Communications Inc., from 2009 to 2013. He has also served as a member of the board of directors of Heartland Payment Systems (2001 — 2005) and Republic Group Insurance (2003 — 2007).
Christopher T. Grubb, 35, has served as our Chief Financial Officer since May 2012, and also is a member of our Management Committee. Mr. Grubb joined Greenhill in 2006 and was promoted to Managing Director in January 2014. Prior to joining Greenhill, Mr. Grubb worked in the investment banking group at UBS. Mr. Grubb advises clients on a variety of M&A and restructuring transactions and also is responsible for investor relations and a variety of administrative roles at Greenhill.
Patricia Moran, 55, has served as our Chief Legal Officer and Secretary since April 2014, and also is a member of our Management Committee. Prior to joining Greenhill, Ms. Moran was a partner in the law firm Skadden, Arps, Slate, Meagher & Flom, LLP, where she began her career 30 years ago, focusing on mergers and acquisitions, private equity, restructurings, corporate governance and general corporate and securities law matters.
Harold J. Rodriguez, Jr., 59, has served as our Chief Operating Officer since January 2012, served as Chief Administrative Officer from March 2008 until January 2012 and was Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as our Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Mr. Rodriguez served as Chief Financial Officer of GHL Acquisition Corp. from 2008 to 2009. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
Our Board of Directors has six members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and four of whom are independent (Robert T. Blakely, Steven F. Goldstone, Stephen L. Key and Karen P. Robards). A brief biography of each of Messrs. Greenhill, Blakely, Goldstone and Key and Ms.Robards is set forth below.
Robert F. Greenhill, 78, our founder, has served as our Chairman since the time of our founding in 1996 and served as our Chief Executive Officer between 1996 and October 2007. Mr. Greenhill was a member of our Management Committee since its formation in January 2004 until October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the board of directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.
Robert T. Blakely, 73, has served on our Board of Directors since April 2009. Since 2008, Mr. Blakely has served as the President of Performance Enhancement Group, a position he previously held from 2002 to 2003. From February 2006 to January 2008, Mr. Blakely served as Executive Vice President of Fannie Mae and from February 2006 to August 2007 as its Chief Financial Officer. From 2003 to 2006, Mr. Blakely served as Executive Vice President and Chief Financial Officer of MCI. From 1999 to 2002 he served as Executive Vice President and Chief Financial Officer of Lyondell Chemical. From 1981 to 1999 he served as Executive Vice President and Chief Financial Officer of Tenneco, Inc. From 1971 to 1981, Mr. Blakely was with Morgan Stanley. Mr. Blakely is a member of the board of directors of Westlake Chemical Corporation, Natural Resource Partners L.P. and Ally Financial Inc.

(formerly GMAC, Inc.). Mr. Blakely completed a five year term on December 31, 2011 as Vice Chairman of the Board of Trustees of the Financial Accounting Federation, the oversight body for the Financial Accounting Standards Board.
Steven F. Goldstone, 69, has served on our Board of Directors since July 2004. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also the non-executive Chairman of ConAgra Foods, Inc. Mr. Goldstone served as a member of the board of directors of Trane, Inc. (f/k/a American Standard Companies, Inc.) from 2002 until 2008 and as a member of the board of directors of Merck & Co. from 2008 until 2012.
Stephen L. Key, 71, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key has served as a member of the board of directors of Fairway Group Holdings Corp. since August 2012 and as Chairman of the Audit Committee of the board of directors of Fairway Group Holdings Corp. since April 2013. Mr. Key has also served as a member of the board of directors of Sitel, Inc. from 2007 until 2008, as a member of the board of directors of Forward Industries, Inc. from 2010 until 2012, and as a member of the board of directors of 1-800-Contacts, Inc. from 2005 to 2012.
Karen P. Robards, 64, has served on our Board of Directors since April 2013. Since 1987, Ms. Robards has been a partner of Robards & Company, LLC, a financial advisory firm. From 1976 to 1987, Ms. Robards was an investment banker at Morgan Stanley where she served as head of its healthcare investment banking activities. Ms. Robards currently serves as Vice Chair of the Board and Chair of the Audit Committee of BlackRock Closed-End Funds. Ms. Robards is also a member of the Board of Directors of AtriCure, Inc., a medical device company, where she has served since 2000. From 1996 to 2005, Ms. Robards served as a director of Enable Medical Corporation, a developer and manufacturer of surgical instruments, which was acquired by AtriCure, Inc. in 2005. From 2007 to 2010, Ms. Robards also served as a director of Care Investment Trust, a publicly held real estate investment trust focusing on investment opportunities in the healthcare industry.
.

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

	Fiscal 2014
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$60.15	$47.93	$0.45
Second quarter	52.92	45.97	0.45
Third quarter	50.56	43.57	0.45
Fourth quarter	48.08	39.78	0.45

	Fiscal 2013
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$61.79	$53.13	$0.45
Second quarter	54.04	43.65	0.45
Third quarter	53.22	45.00	0.45
Fourth quarter	58.59	44.90	0.45

As of February 20, 2015, there were 6 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.
On February 20, 2015, the last reported sales price for our common stock on the New York Stock Exchange was $39.95 per share.
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

COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2014

The following table provides information as of December 31, 2014 regarding securities issued under our equity compensation plans that were in effect during fiscal 2014.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	Equity Incentive Plan (1)	3,065,363	(2)	$—	(3)	19,660,953
Equity compensation plans not approved by security holders	None	—		—		—
Total		3,065,363		$—		19,660,953

_____________________________________________

(1)
Our amended Equity Incentive Plan was approved by our security holders in April 2008. See “Note 12 — Restricted Stock Units” of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

(2)	Excludes 1,447,365 restricted stock units granted to employees subsequent to December 31, 2014 as part of our long term incentive awards program.

(3)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.
Share Repurchases in the Fourth Quarter of 2014

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
October 1 – October 31	—	$—	—	$64,994,699
November 1 – November 30	112,735	44.35	112,735	$59,994,623
December 1 – December 31	10,000	43.14	10,000	$59,563,271
Total	122,735		122,735

_____________________________________________

(1)
Excludes 24,481 shares we are deemed to have repurchased in the fourth quarter of 2014 at an average price of $47.43 per share, or $1.2 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
Shares which may be repurchased under the plan authorized by the Board of Directors on January 28, 2014 for the repurchase of up to $75,000,000 of our common stock during 2014. Effective January 28, 2015, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2015 through December 31, 2015.

(3)
The value of shares repurchased during the year ended December 31, 2014 excludes 404,611 shares we are deemed to have repurchased at an average price of $51.26 per share, or $20.7 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 6.  Selected Financial Data

	2014	2013	2012	2011	2010

Statement of Income Data:
Advisory revenues	$280.5	$287.0	$291.5	$302.8	$252.2
Investment revenues	(5.2)	0.2	(6.4)	(8.8)	26.1
Total revenues	275.3	287.2	285.1	294.0	278.3
% change from prior year	(4)%	1%	(3)%	6%	(7)%
Employee compensation and benefits expense	147.6	155.7	151.8	162.6	159.9
Non-compensation expenses	60.2	60.3	62.8	62.7	59.5
Income before taxes	67.5	71.2	70.5	68.7	58.9
Provision for taxes	24.1	24.5	28.4	24.1	19.5
Net income allocated to common stockholders	43.4	46.7	42.1	44.6	39.4
Diluted average shares outstanding	30,357,691	30,160,669	30,561,682	31,034,817	30,776,034
Diluted earnings per share	1.43	1.55	1.38	1.44	1.12
Balance Sheet Data:
Total assets	$337.7	$353.4	$387.0	$460.7	$508.7
Total liabilities	81.4	75.7	83.5	$113.2	135.8
Stockholders’ equity	255.5	276.7	302.2	$346.2	370.5
Noncontrolling interests	0.7	1.0	1.3	$1.4	2.4
Total equity	256.2	277.7	303.5	347.6	372.9
Dividends declared per share	1.80	1.80	1.80	1.80	1.80
Selected Data and Ratios (unaudited)
Income before taxes as a percentage of revenues	25%	25%	25%	23%	21%
Revenues per employee (a)	$882	$893	$891	$920	$908
Employees at year-end (b)
Americas	165	176	179	174	180
Europe	84	86	90	81	85
Asia	14	14	14	14	13
Australia	42	43	41	47	45
Total employees	305	319	324	316	323

(a)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year.

(b)	Includes our managing directors and senior advisors.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments. We act for clients located throughout the world from our global offices in the United States, United Kingdom, Germany, Sweden, Australia, Japan, Canada and Brazil.
Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. Additionally, our global capital advisory group provides fund placement and other capital raising advisory services to real estate and private equity fund managers and sponsors, where revenues are driven primarily by the amount of capital raised.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, through recruiting talented managing directors and other senior professionals from major investment banks, independent financial advisory firms and other institutions, with a range of geographic, industry and transaction specialties as well as high-level corporate and other relationships, as well as through training, developing and promoting professionals internally. Since the opening of our original office in New York, we have expanded beyond merger and acquisition advisory services to include financing, restructuring and capital raising advice, have expanded the breadth of our sector expertise to cover substantially all major industries and have expanded globally to 13 offices across five continents.
Since the time of our IPO in 2004, we have sought to increase our industry sector and geographic coverage through the opportunistic recruitment of new managing directors. As we have grown, we have added client facing managing directors, mostly through outside hires, with sector experience in Communications, Consumer Goods & Retail, Energy, Financial Services, Gaming and Hospitality, Healthcare, Industrials, Pharmaceuticals, Real Estate and Technology. We also have sought to expand our geographic reach both through recruiting managing directors in new locations as well as through strategic acquisitions such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we have expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory, through the hiring of managing directors to focus on financing advisory and through our recently announced acquisition of Cogent, which is headquartered in Dallas, and is focused on advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, Canada, Japan, Australia, Sweden and Brazil. Our most robust period of growth occurred in the three years following the onset of the financial crisis in 2008, when many industry sector managing directors sought to transition from highly regulated, large, diversified financial institutions to independent advisory firms such as Greenhill. While we continue to focus on managing our business in a disciplined manner, and over the past three years have recruited fewer managing directors as compared to the period from 2008 through 2010, we intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. We had 66 client facing managing directors as of January 1, 2015, and added one additional managing director and announced the addition of 2 more managing directors (through February 24, 2015) and will add 8 more managing directors when we complete the acquisition of Cogent, which is anticipated to occur around the end of the first quarter of 2015.
Prior to 2011, we also engaged in merchant banking activities, consisting primarily of management of and investment in Greenhill’s merchant banking funds, GCP I, GCP II, GCP III, GSAVP and GCP Europe, which are families of merchant banking funds. At the time of our exit from such activities an entity principally owned by former Greenhill employees and independent from Greenhill, took over the management of our merchant banking funds. Since our exit from the merchant banking business, we have sought to realize value from our remaining principal investments and have sold or transferred substantially all of our investments in previously sponsored merchant banking funds and our previous investment in Iridium.
Beginning in 2011, as a result of our exit from the management of the merchant banking funds, we no longer generated management fees. Since 2011, our investment revenues consist entirely of gains (or losses) realized on the sale of our investments in the merchant banking funds and Iridium, and changes in the unrealized value of the estimated fair market value and quoted values of such investments. As a result of the monetization of substantially all of our investments, we do not expect to report meaningful investment revenues or losses in future periods. At December 31, 2014, we held remaining investments in merchant banking funds with an estimated fair value of $4.2 million.
At December 31, 2014, we employed 305 people. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. In addition, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter. See “Risk Factors.”
Our advisory revenues were $280.5 million in the year ended December 31, 2014 compared to $287.0 million in the year ended December 31, 2013, which represents a decrease of 2%. This decrease resulted principally from a decrease in transaction completion fees, which were generally smaller in scale than 2013. At the same time, on a global basis, the number of completed transactions was up only 8% for the year and completed transaction volume was up 17% (1).
While the M&A market improved in 2014, we had an essentially flat revenue outcome. There were several factors that led to this revenue outcome, including the fact that our important foreign markets saw less improvement than the U.S. market, a strong dollar that diminished the value of overseas fees and the impact of some personnel changes that we believe will enhance the long term potential of the Firm. We do not regard this revenue outcome as reflective of our longer term growth potential.
In 2014, we advised on transactions for the first time for such leading companies around the world as AA Limited, Anixter International Inc., Boart Longyear Ltd., Cerner Corporation, Dillard's Inc., London Stock Exchange Group plc, MannKind Corporation, Nippon Television Holdings, Reckitt Benckiser and Voya Financial, Inc. We also advised on new transactions in all major markets for clients for whom we had previous engagements such as Actavis plc, Alcoa Inc., AT&T Inc., Gannett Co., Inc., Tesco plc, TUI AG and Validus Holdings, Ltd.
By geographic region in 2014, our advisory revenues were relatively well dispersed throughout the regional markets in which we operate with an increased contribution from North America, where we generated in excess of 59% of our revenues, which is consistent with the increase in transaction activity generally in that region. Most of our other 2014 advisory revenues were generated in Europe, where we derived 30% of our revenues, which was a slight decline from the strong prior year level of contribution. In Australia, the scale of transactions on which we advised declined from the prior year.
By industry in 2014, improved performance in the communications & media, consumer & retail and general industrials sectors generally offset a decline in activity in the technology, real estate and financial sectors.
While merger and acquisition assignments continued to be our largest revenue source, we benefited from a significant increase in revenue from financing and restructuring advisory assignments. Further, we generated 11% of our advisory revenue from our capital advisory business, which was consistent with the prior year, despite narrowing our focus primarily to real estate funds. We expect to further expand the revenues we generate from the capital advisory business in 2015 with the acquisition of Cogent, the leading global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets. Cogent had revenues of approximately $45.8 million (unaudited) in 2014.
Looking ahead, while it is too early to predict the transaction activity and resulting revenue opportunities for us in 2015, we agree with most market observers that the outlook for improved global M&A activity remains positive. A strong indicator of potential activity is M&A announcements, which, on a worldwide basis in 2014, increased 40% in terms of the volume of announced transactions and increased 14% in terms of the number of announced transactions(1).
During the past three years our compensation and benefits expense, which we measure as a percentage of revenues, has ranged from 53% to 54% of revenues. Our non-compensation costs over the same period have remained relatively constant in absolute dollars, consistent with our stable headcount and disciplined control over both fixed and variable costs. As a percentage of revenues, our non-compensation costs have ranged from 21% to 22% over the past three years, and were 22% in 2014. Our pre-tax margin over the past three years has remained constant at 25%. Over the 10 year period since our IPO, our pre-tax margin ranged from 21% to 44%, and, as and when transaction activity rebounds, we will seek to return towards the higher end of our historic pre-tax margin range.

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of February 20, 2015.

Our historically strong profit margin and operating cash flow has allowed us to maintain an attractive dividend policy while also allowing us to repurchase a sufficient number of shares of our common stock to maintain a flat share count relative to the time of our 2004 IPO, and in 2014 relative to the prior year. Our annual dividend payout has been $1.80 per common share since 2008. In 2014, we repurchased 739,546 shares of our common stock and common stock equivalents at an average price of $48.92 for a total purchase cost of $36.2 million. In aggregate during 2014, we returned $92.5 million to our shareholders in the form of dividends and share repurchases and we have now returned over $1 billion to our shareholders since the time of our IPO. Our board has authorized up to $75 million of additional share repurchases in 2015. To finance a portion of the acquisition of Cogent, we plan to borrow $45 million, which will be payable over a three period. As a result, we expect to use a portion of our operating cash flow to repay borrowings in lieu of repurchasing shares of our common stock.

We expect the acquisition of Cogent, which is subject to the applicable regulatory approvals and other customary conditions, to close around the end of the first quarter of 2015. Cogent has a total of 38 employees, including eight managing directors, with its principal office in Dallas and additional locations in London, New York, San Francisco and Singapore. Cogent's operating margins have been strong and we expect that the transaction will be accretive.
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

Results of Operations
The following tables set forth data relating to the Firm’s sources of revenues:
Historical Revenues by Source

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Advisory revenues	$280.5	$287.0	$291.5	$302.8	$252.2
Investment revenues (losses)	(5.2)	0.2	(6.4)	(8.8)	26.1
Total revenues	$275.3	$287.2	$285.1	$294.0	$278.3

Advisory Revenues
Historical Advisory Revenues by Client Location

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
North America	59%	52%	60%	48%	57%
Europe	30%	33%	22%	22%	20%
Australia	9%	12%	14%	22%	15%
Asia, Latin America & Other	2%	3%	4%	8%	8%

Historical Advisory Revenues by Industry

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Communications & Media	12%	9%	7%	7%	7%
Consumer Goods & Retail	16%	14%	8%	13%	6%
Energy & Utilities	7%	7%	11%	8%	14%
Financial Services	11%	13%	7%	22%	17%
Healthcare	15%	16%	9%	12%	7%
Real Estate, Lodging & Leisure	2%	4%	5%	6%	6%
Technology	1%	6%	13%	2%	4%
General Industrial & Other	25%	20%	31%	21%	38%
Capital Advisory (Fund Placement)	11%	11%	9%	9%	1%

We operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there are active engagements changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain, on an ongoing basis, an active business dialogues with a large number of clients and potential clients. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management team, turnover of our senior banking professionals, competition from other investment banks and other causes.
A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, fund raising or similar transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn on-going retainer and strategic advisory fees, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, in our capital advisory business, we generally earn advisory fees based upon a percentage of capital committed to the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing.
We do not allocate our advisory revenue by type of advice rendered (M&A, financing advisory and restructuring, strategic advisory or other) because of the complexity of the assignments for which we earn revenue and because a single transaction can encompass multiple types of advice. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed company. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring, and an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa. We do, however, separately allocate capital advisory revenue.
2014 versus 2013. Advisory revenues were $280.5 million for the year ended December 31, 2014 compared to $287.0 million for the year ended December 31, 2013, which represents a decrease of 2%. The slight decrease in our 2014 advisory revenues, as compared to 2013, resulted from a decrease in transaction completion fees, which were generally smaller in scale than in 2013, and lower retainer fees, largely offset by an increase in announcement and opinion fees.
Prominent advisory assignments completed in 2014 include:

•	the representation of the management buy-in team of the acquisition by leading institutional investors of AA Limited from Acromas and simultaneous listing on the London Stock Exchange;

•	the acquisition by Actavis, Inc. of Forest Laboratories Inc.;

•	the acquisition by Alcoa Inc. of Firth Rixson Limited;

•	the sale of AT&T's wireline operations in the State of Connecticut to Frontier Communications;

•
the combination of Crosstex Energy, Inc. and Crosstex Energy, L.P. with substantially all of Devon Energy Corporation's U.S. midstream assets to create EnLink Midstream, LLC and EnLink Midstream Partners, LP;

•	the sale of Flint Group to a consortium consisting of Goldman Sachs Merchant Banking and Koch Industries;

•	the global licensing and supply agreement of MannKind Corporation with Sanofi for Afrezza;

•	the merger of QR Energy, LP with Breitburn Energy Partners LP;

•	the representation of Tesco plc on the formation of a joint venture with China Resources Enterprise Ltd.; and

•	the merger by TUI AG with TUI Travel Plc.
During 2014, our capital advisory group served as global placement agent on behalf of real estate and private equity funds for eight final closings of the sale of limited partnership interests in such funds. Capital advisory fees for 2014 were $31.4 million compared to $30.9 million for 2013, reflecting an increase of $0.5 million, or 2%. For 2014, we generated 11% of our advisory revenues from our capital advisory business, which was consistent with the prior year.
We earned advisory revenues from 135 different clients in 2014 and 143 clients in 2013. Of this group of clients, 39% were new to us in 2014 compared to 35% in 2013. We earned $1 million or more from 63 clients in 2014, up 9% compared to 58 in 2013. The ten largest fee-paying clients contributed 43% of our total revenues in both 2014 and 2013, and four of the top ten largest fee-paying clients in 2014 had in a prior year been among our ten largest fee-paying clients. There were no clients in 2014 who represented greater than 10% of our revenues, while one client in 2013 (advice to Coventry Health Care, Inc. in connection with its sale to Aetna) represented approximately10% of our revenues.
2013 versus 2012. Advisory revenues were $287.0 million for the year ended December 31, 2013 compared to $291.5 million for the year ended December 31, 2012, which represents a decrease of 2%. The slight decrease in our 2013 advisory revenues, as compared to 2012, resulted from a decrease in announcement and opinion fees and retainer fees, largely offset by an increase in fees from completed assignments, which were generally larger in scale than in 2012, and greater fund placement fees.
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
During 2013, our capital advisory group served as global placement agent on behalf of real estate and private equity funds for seven final closings of the sale of limited partnership interests in such funds and two secondary market sales of limited partnership interests, achieving similar results to 2012. Capital advisory fees for 2013 were $30.9 million compared to $25.8 million for 2012, reflecting an increase of $5.1 million, or 20%. For 2013, we generated 11% of our advisory revenues from our capital advisory business, as compared to 9% in 2012.
We earned advisory revenues from 143 different clients in 2013 and 160 clients in 2012. Of this group of clients, 35% were new to us in 2013, compared to 48% in 2012. We earned $1 million or more from 58 clients in 2013, down 12% compared to 66 in 2012. The ten largest fee-paying clients contributed 43% and 36% to our total revenues in 2013 and 2012, respectively, and three of the top ten largest fee-paying clients in 2013 had in a prior year been among our ten largest fee-paying clients. In 2013, we earned approximately 10% of our total revenues from our single largest client engagement. There were no clients in 2012 that accounted for 10% or more of our total revenues.
By geographic region in 2013, our advisory revenues were relatively well dispersed throughout our global locations. North America, and specifically our merger and acquisition activities in this region, where we generated in excess of 56% of our revenues, remained our largest contributor in 2013. Most of our other 2013 advisory revenues were generated in Europe, where we derived approximately 29% of our revenues and in Australia, where we derived approximately12% of our revenues, which is a decline from strong prior years' levels but consistent with M&A market trends in that region. As compared to 2012, declines in North American and Australian revenues in 2013 were offset by an increase in European revenues, where we advised on a number of large transactions.
Investment Revenues
In December 2009, we sold our interest in the merchant banking business in order to focus entirely on our advisory business. Prior to that time, our merchant banking activities consisted primarily of management of and investment in Greenhill’s merchant banking funds (GCP I, GCP II, GSAVP and GCP Europe). Under the terms of that sale we retained control of the general partner of GCP I and GCP II and the results of each such general partner are included in our consolidated results.
Since our exit from the merchant banking business we have sought to realize value from our remaining principal investments, which principally consisted of investments in previously sponsored merchant banking funds and Iridium. In 2011, we sold substantially all of our interests in GCP II and GSAVP to certain unaffiliated third parties. As part of the sale of GCP II, the purchasers had put rights, substantially all of which were exercised and we acquired interests in two portfolio companies of GCP II for $15.5 million in the fourth quarter of 2012.
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
At December 31, 2014, we had substantially completed our goal of fully exiting our historic merchant banking fund investments and our remaining investments consisted of a diverse group of small investments held in previously sponsored merchant banking funds, which in aggregate had an estimated fair value of $4.2 million. The remaining merchant banking fund investments are expected to be liquidated in multiple small steps over the next few years as the relevant managers seek to realize value from each underlying investment. We have a remaining commitment to make principal investments of $0.3 million, which expires in June 2015, and going forward we do not intend to make any further commitments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
The following table sets forth additional information relating to our investment revenues:

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Net realized and unrealized gains (losses) in investments in merchant banking funds	$(6.6)	$(1.9)	$(3.4)
Net realized and unrealized gain (loss) in Iridium	—	0.8	(5.0)
Sale of certain merchant banking assets	0.2	0.2	0.3
Interest income	1.2	1.1	1.7
Total investment and merchant banking revenues (losses)	$(5.2)	$0.2	$(6.4)

Investment revenues accounted for negative 2% (an investment loss) and 0% of our revenues in 2014 and 2013, respectively. During the period 2012 through 2014, we generated investment revenues principally from gains (or losses) on the existing investments in the merchant banking funds and Iridium as these investments were liquidated. As a result of the sale of substantially all of our investments, we do not expect to report significant investment revenues in future periods.
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
During our period of ownership of Iridium, which ended in December 2013, we recognized gains or losses from our investment in Iridium from marking to market our holdings at the end of each period to record unrealized gains or losses based upon the quoted market price for Iridium common stock. To the extent we sold our share holdings in Iridium for a price above or below our mark for the previous reported period, we recognized realized gains or losses on such sales during the period of sale.
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
2014 versus 2013. For the year ended December 31, 2014, we recorded an investment loss of $5.2 million compared to an investment gain of $0.2 million for the year ended December 31, 2013. The investment loss for 2014 principally resulted from the sales at a loss of portfolio company investments in our previously sponsored merchant banking fund investments. The net investment gain for 2013 principally resulted from interest income and an increase in the quoted market value of our investment in Iridium, offset in part by an investment loss related to our previously sponsored merchant banking funds.
2013 versus 2012. For the year ended December 31, 2013, we recorded an investment gain of $0.2 million compared to an investment loss of $6.4 million for the year ended December 31, 2012. The net gain of $6.6 million principally resulted from improved share price performance in the quoted value of Iridium, which was marked to market, during 2013 compared to 2012.

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

For the year ended December 31, 2014, total operating expenses were $207.8 million compared to $215.9 million of total operating expenses in 2013. The decrease of $8.1 million, or 4%, related to a decrease in our compensation and benefits expenses, as described in more detail below. Our pre-tax income margin for 2014 and 2013 remained constant at 25%.

For the year ended December 31, 2013, total operating expenses were $215.9 million compared to $214.6 million of total operating expenses in 2012. The increase of $1.3 million, or 1%, related to an increase in our compensation and benefits expenses, partially offset by a decrease in non-compensation expenses as described in more detail below. Our pre-tax income margin for 2013 and 2012 remained constant at 25%.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions, except employee data)
Number of employees at year end	305	319	324
Employee compensation and benefits expenses	$147.6	$155.7	$151.8
% of revenues	54%	54%	53%
Non-compensation expenses	60.2	60.3	62.8
% of revenues	22%	21%	22%
Total operating expenses	207.8	215.9	214.6
% of revenues	75%	75%	75%
Total income before taxes	67.5	71.2	70.5
Pre-tax income margin	25%	25%	25%
Compensation and Benefits Expenses
The principal component of our operating expenses is employee compensation and benefits expenses, which we determine annually based on a percentage of revenues. The actual percentage of revenue is determined by management in consultation with the Compensation Committee at each year-end and based on such factors as the relative level of revenues, anticipated compensation requirements to retain and reward our employees, the cost to recruit and exit employees, the charge for amortization of restricted stock awards and related forfeitures and other relevant factors. The ratio of compensation to revenues has remained relatively constant over the past three years during which it has ranged from 53% to 54%.
Our compensation and benefits expenses principally consist of (i) base salary and benefits, (ii) amortization of long-term incentive compensation awards of restricted stock units and (iii) annual incentive compensation payable as cash bonus awards. Base salary and benefits are paid ratably throughout the year. Awards of restricted stock units are discretionary and are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally five years for the majority of the awards. As we expense these awards, the restricted stock units recognized are recorded within stockholders’ equity. Cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including our financial performance, and are generally paid in February in respect of the preceding year.
Our fixed compensation cost, which is the sum of base salaries and benefits and the amortization of previously issued restricted stock units, approximated $130.0 million for the years ended December 31, 2013 and 2012 and was approximately $114.0 million in 2014, or approximately $16 million less than the two prior years as a result of reduced amortization of restricted stock units due to higher forfeitures of restricted stock awards resulting from the departure of certain employees. Our lower fixed compensation costs in 2014 resulted in a greater year-end cash bonus accrual than in prior years. We expect that our fixed compensation cost for 2015 (without taking into account the acquisition of Cogent) will be comparable to the amount incurred in 2013 and 2012. Our estimate for fixed compensation costs for 2015 is based upon our headcount and salary levels as of the beginning of 2015. The decisions we make throughout the year relating to hiring, retaining and exiting employees may increase or decrease our full year fixed compensation cost. Further, at the time we close on our acquisition of Cogent, our fixed compensation costs will increase due to incremental base salaries and benefits of the Cogent employees joining us and the amortization of restricted stock awards issued to Cogent employees at closing. Our fixed compensation cost may vary from year to year based on such factors as headcount, changes in charges for the amortization of restricted stock units and other related matters.
The aggregate amount of discretionary bonus payments generally represents the excess amount of the total compensation amount over the amount of base salary and benefits and amortization of restricted stock awards. Cash payments of $34.0 million, $25.0 million and $22.0 million were paid and/or accrued in 2014, 2013 and 2012, respectively. The majority of the payments in each of the last three years were made to professional employees who were not managing directors, consistent with our philosophy of providing our senior bankers a greater share of their compensation in the form of long term incentive compensation.
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
2014 versus 2013. For the year ended December 31, 2014, our employee compensation and benefits expenses were $147.6 million compared to $155.7 million for 2013. Our 2014 compensation and benefits expenses decreased $8.1 million, or 5%, from 2013, principally as a result of reduced amortization of restricted stock units due to higher forfeitures of unvested restricted stock awards, offset in part by a higher year-end cash bonus accrual in 2014 than in 2013. The ratio of compensation and benefits expenses to revenues in 2014 and 2013 remained constant at 54%.
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
Over the past three years, our non-compensation expenses have remained relatively constant in absolute dollars. As we look forward to 2015, and assuming moderate headcount growth, we do not expect any material short term increases in our non-compensation expenses for our existing business. However, in connection with the acquisition of Cogent, we will incur transaction costs and, from the time of the acquisition, we will incur additional recurring operating costs, which historically have approximated $7.0 million on an annual basis. Further, we will incur costs associated with the amortization of acquired intangible assets and additional interest expense related to acquisition indebtedness. Over the longer term, any further increases in our non-compensation expenses will be dependent mostly on our geographic expansion to new locations, strategic business expansion, general inflation related increases in rent and other costs we incur and, to a much lesser extent, on an increase in headcount within our existing locations.
2014 versus 2013. For the year ended December 31, 2014, our non-compensation expenses were $60.2 million compared to $60.3 million in 2013, representing a decrease of $0.1 million The slight decrease in non-compensation expenses principally resulted from the benefit of lower amortization of the Australian intangible assets, which were fully amortized in the first quarter of 2013, and was largely offset by higher occupancy costs related to the absence of sublease space rental income and additional costs for new office space in Brazil.
Non-compensation expenses as a percentage of revenues for 2014 were 22% compared to 21% for 2013. The slight increase in non-compensation expenses as a percentage of revenues resulted from the spreading of comparable costs over lower total revenues in 2014 as compared to 2013.
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

2014 versus 2013. For the year ended December 31, 2014, the provision for taxes was $24.1 million, which reflected an effective tax rate of 36%. This compared to a provision for taxes for the year ended December 31, 2013 of $24.5 million, which reflected an effective tax rate of 34%. The decrease in the provision for income taxes of $0.4 million in the year ended December 31, 2014, as compared to 2013, resulted from a decrease in pre-tax income, offset by an increase in the effective tax rate. The increase in the effective tax rate principally resulted from the generation of greater U.S. source earnings, which are taxed at higher rates than foreign source earnings.
2013 versus 2012. For the year ended December 31, 2013, the provision for taxes was $24.5 million, which reflected an effective tax rate of 34%. This compared to a provision for taxes for the year ended December 31, 2012 of $28.4 million, which reflected an effective tax rate of 40%. The decrease in the provision for income taxes and effective tax rate in the year ended December 31, 2013, as compared to 2012, resulted from a significant reduction in the effective tax rate in 2013 applied to slightly higher pre-tax income in 2013. The decrease in the effective tax rate of 6 percentage points principally resulted from an increase in foreign source earnings, which are taxed at substantially lower rates than U.S. earnings. In addition, in 2013 we benefited from a decrease in the amount of non-deductible capital losses related to our European investments, which had increased our annual effective tax rate in 2012.
The effective tax rate can fluctuate as a result of variations in the relative amounts of advisory and investment income earned and the tax rate imposed in the tax jurisdictions in which we operate and invest. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Net Income and Earnings Per Share
2014 versus 2013. For the year ended December 31, 2014, net income allocated to common stockholders was $43.4 million, or $1.43 per diluted share, as compared to net income allocated to common stockholders of $46.7 million, or $1.55 per diluted share, in 2013. The decrease in net income allocated to common stockholders of $3.3 million principally resulted from the impact on net income of slightly lower revenues offset by a decrease in compensation and benefits expenses in 2014 as compared to 2013.
During 2014, our fully diluted average shares outstanding increased by 0.2 million to 30.4 million from 30.2 million in 2013. The increase in our fully diluted average shares outstanding principally related to the recognition of 0.5 million restricted stock unit awards, net of shares deemed repurchased by us for the settlement of employee tax liabilities arising upon the vesting of the awards, partially offset by the weighted average impact of open market repurchases of 0.3 million shares. At December 31, 2014 and 2013 our shares outstanding plus restricted stock units vested for accounting purposes (i.e. not weighted for the timing of purchases during the year) remained constant at 30.1 million.
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

Liquidity and Capital Resources
Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At December 31, 2014, we had cash and cash equivalents on hand of $50.9 million, of which $22.3 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.

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
Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our global capital advisory business, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2014, we had long-term receivables related to our global capital advisory business of $37.3 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2015, we paid cash bonuses and accrued benefits of approximately $21.0 million relating to 2014 compensation to our employees. In addition, we expect to pay approximately $10.0 million in 2015 principally related to income taxes owed in the United States and the United Kingdom for the year ended December 31, 2014.
To provide for working capital needs and other general corporate purposes in the United States, we have a $45.0 million revolving bank loan facility which matures on April 30, 2015. Historically, we have been able to extend the maturity date of the revolving loan facility for a one year period shortly before maturity, and we expect to renew the revolving loan facility this year although our ability to do so in the future is not certain. Borrowings under the facility are secured by any cash distributed in respect of our investment in the U.S. based merchant banking funds and cash distributions from Greenhill & Co., LLC. At December 31, 2014, we had $35.6 million outstanding under the revolving bank loan facility. The revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and requires that we comply with certain financial and liquidity covenants on a quarterly basis. At December 31, 2014, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
On February 9, 2015, we entered into a definitive agreement to acquire 100% ownership of Cogent in exchange for approximately $44.0 million in cash and 779,460 shares of common stock payable at the closing of the transaction, which is anticipated to occur around the end of the first quarter of 2015, and conditional consideration of approximately $18.9 million in cash and 334,054 shares of our common stock, payable in the future if certain agreed revenue targets are met. In connection with the execution of the definitive agreement, we also entered into a commitment letter for a $45.0 million term loan facility with our existing bank lender to fund the cash consideration payable at closing plus transaction costs. In addition, under the terms of the commitment letter, the maturity of our existing revolving loan facility will be extended to April 30, 2016 and the amount of the facility will be increased to $50.0 million.
Since 2010, we have generated significant earnings outside of the U.S. and we have repatriated that portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. The repatriation of the foreign earnings has not resulted in incremental U.S. taxes because we have been able to utilize excess foreign tax credits generated by our Australian operations to offset any incremental U.S. tax burden. During 2014, we utilized most of the excess foreign tax credits currently available to us and, as a result, we expect future repatriations of foreign earnings to be subject to incremental U.S. tax. We now intend to indefinitely reinvest future foreign earnings in our non-U.S. operations unless circumstances change. To the extent we need to support our corporate cash needs in the U.S., beyond the generation of cash domestically, we may seek to increase our bank loan facility or seek other debt financing. In the event we are unable to meet our U.S. cash needs with cash generated domestically, or through borrowings, we could incur additional U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the rate of tax paid in the foreign jurisdictions. Historically, we have generated a substantial portion of our foreign earnings in the U.K., Germany and Australia, which currently are subject to tax at rates of approximately 21%, 32%, and 30%, respectively.

Since our exit from the merchant banking business in 2010, we have monetized our remaining principal investments in previously sponsored merchant banking funds and Iridium and realized net proceeds of $133.6 million. Our sales of GCP II, GCP III, GSAVP and GCP Europe generated proceeds of $63.1 million and our liquidation of Iridium, which was completed in December 2013, generated total proceeds of $70.5 million. We used the net proceeds from the sale of our investments in merchant banking funds and Iridium principally to make open market share repurchases and to reduce borrowings outstanding on the revolving loan facility.

At December 31, 2014, our remaining investments in previously sponsored and other merchant banking funds, including the remaining capital interest in a portfolio company we retained in GCP II, which had an estimated fair value of $0.9 million, were valued at $4.2 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. Our remaining commitment to fund capital calls for merchant banking fund investments is $0.3 million and expires in June 2015, and going forward, we do not intend to make any further commitments.
For the year ended December 31, 2014, our Board of Directors authorized the repurchase of up to $75 million of our common stock. In 2014, we repurchased 334,935 shares of our common stock in open market purchases at an average price of $46.09. Additionally, during the year ended December 31, 2014, we were deemed to have repurchased 404,611 shares of our common stock at an average price of $51.26 per share (for a total cost of $20.7 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. In aggregate in 2014, we repurchased 739,546 shares of our common stock and common stock equivalents at an average price of $48.92 per share, for a total purchase cost of $36.2 million.
In January 2015, our Board of Directors authorized the repurchase shares of up to $75.0 million of our common stock during 2015. In February 2015, we were deemed to have repurchased 307,007 shares of our common stock at an average price of $34.40 per share (for a total cost of $10.6 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested. While we expect to fund future repurchases of common shares (if any) with operating cash flow and/or proceeds from our investments we are unable to predict the timing or magnitude of our share repurchases. Under the terms of the bank commitment related to our acquisition of Cogent, we expect to use the majority of our operating cash flow in 2015 after the payment of dividends to fund the amortization of the new term debt facility.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at February 20, 2015, we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $64.1 million (as calculated based upon the closing share price as of February 20, 2015 of $39.95 per share and assuming a withholding tax rate of 43% consistent with our recent experience) over the next five years, of which an additional $1.6 million will be payable in 2015, $15.7 million will be payable in 2016, $15.6 million will be payable in 2017, $13.0 million will be payable in 2018, $9.5 million will be payable in 2019, and $8.6 million will be payable in 2020. We will realize a corporate income tax benefit concurrently with the cash settlement payments.

Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the years ended December 31, 2014 and 2013, we made dividend distributions of $56.3 million and $56.2 million, respectively, or $1.80 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the Board of Directors may deem relevant.

As part of the consideration for our acquisition of Caliburn in 2010, we issued 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and were issued in tranches of 659,926 shares and 439,951 shares, which convert to common shares promptly following the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. The performance target for the first tranche was met prior to the third anniversary and 659,926 contingent convertible preferred shares were converted to common shares in April 2013. The second tranche of contingent convertible preferred shares is subject to a measurement period of revenues from April 1, 2013 to March 31, 2015. If the revenue target for the second tranche is achieved, the contingent convertible preferred shares will be converted to common shares on April 1, 2015 and included in our share count at the time the revenue threshold is met. Based on the revenues generated since April 1, 2013, we believe it is more likely than not that the revenue target for the second tranche will not be achieved and the remaining contingent convertible preferred shares will be canceled.

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
Cash Flows
2014. Cash and cash equivalents increased by $8.3 million from December 31, 2013, including a decrease of $2.6 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $103.3 million from operating activities, which consisted of $96.6 million from net income after giving effect to the non-cash items and a net decrease in working capital of $6.7 million (principally due to an increase in annual bonuses payable). We used $1.8 million for investing activities, including $2.4 million for leasehold improvements and other capital expenditures, offset in part by distributions from other merchant banking funds of $0.7 million. We used $90.6 million in financing activities, including $56.3 million for the payment of dividends, $15.4 million for open market repurchases of our common stock, $20.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $2.9 million of tax costs related to the delivery of restricted stock units at a vesting price lower than the grant price, partially offset by net borrowings on our revolving loan facility of $4.8 million.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2014:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in millions)
Operating lease obligations	$80.9	$14.2	$27.0	$22.8	$16.9
Revolving loan facility	35.6	35.6	—	—	—
Total	$116.5	$49.8	$27.0	$22.8	$16.9

Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our consolidated financial statements.

Market Risk
Our investments are limited to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) remaining principal investments in merchant banking funds. We maintain our cash and cash equivalents with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Our cash and cash equivalents are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, yen, Swedish krona, and Brazilian real and we face foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. While we do not currently hedge against movements in exchange rates, we may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency.
We monitor the quality of our cash investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. We generally retain nominal cash balances in those foreign jurisdictions were foreign currency movements have historically been volatile.
With regard to our remaining investments in merchant banking funds, we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. We have sold substantially all of our merchant banking fund investments and we no longer believe that we are exposed to significant market risk due to the reduced amount of investments and diversification of the remaining portfolio investments.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 39% of our revenues for the year ended December 31, 2014 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the year ended December 31, 2014, as compared to 2013, the value of the U.S. dollar strengthened relative to the Australian dollar, weakened relative to the pound sterling and remained constant relative to the euro. In aggregate, there was a nominal impact on our revenues in 2014 as compared to 2013 as a result of movements in the foreign currency exchange rates. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

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

We recognize capital advisory fees at the time of the client's acceptance of capital or capital commitments to a fund in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of capital committed to the fund. For multiple closings, revenue is recognized at each interim closing based on the amount of capital committed at each closing at the fixed fee percentage. At the final closing, revenue is recognized at the fixed percentage for the amount of capital committed since the last interim closing.

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
Investment Revenues

Investment revenues consist of (i) gains (or losses) on our investments in certain merchant banking funds, Iridium (prior to the sale of the entire investment that was completed in December 2013) and other investments, and (ii) interest income.
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
Included in the advisory fees receivable balance are long term receivables related to capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues on the consolidated statements of income is interest income related to capital advisory engagements.
Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. We control credit risk through credit approvals and monitoring procedures but do not require collateral to support accounts receivable.

Investments
Our investments in merchant banking funds are recorded under the equity method of accounting based upon our proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments in privately held companies is determined by management of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which our investments are carried on the consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
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
In addition, on May 16, 2014 our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding members of the Board of Directors and Greenhill’s Corporate Governance will be presented in the “Information Regarding the Board of Directors and Corporate Governance” section of Greenhill’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on April 23, 2015, and is incorporated herein by reference. Information regarding our executive officers is included on pages 19 and 20 of this Annual Report on Form 10-K under the caption “Executive Officers and Directors.”

Item 11.  Executive Compensation
Information regarding executive compensation will be presented in the “Executive Compensation – Compensation, Discussion and Analysis” section of Greenhill’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on April 23, 2015, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the “Security Ownership of Directors, Officers and Certain Beneficial Owners” section of Greenhill’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on April 23, 2015, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related party transactions, and director independence will be presented in the “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance – Director Independence” sections of Greenhill’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on April 23, 2015, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be presented in the “Audit Committee Report and Payment of Fees to Auditors” section of Greenhill’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be held on April 23, 2015, and is incorporated herein by reference.

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
As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Greenhill & Co., Inc. and subsidiaries
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Greenhill & Co., Inc.

We have audited Greenhill & Co., Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).Greenhill & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenhill & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 of Greenhill & Co., Inc. and subsidiaries and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 26, 2015

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2014	2013
Assets
Cash and cash equivalents ($6.2 million and $5.1 million restricted from use at December 31, 2014 and 2013, respectively)	$50,940	$42,679
Advisory fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.0 million at December 31, 2014 and 2013, respectively	81,771	85,236
Other receivables	5,493	2,877
Property and equipment, net of accumulated depreciation of $58.5 million and $57.0 million at December 31, 2014 and 2013, respectively	10,335	11,500
Investments in merchant banking funds	4,173	11,745
Goodwill	130,976	142,972
Deferred tax asset, net	50,244	54,202
Other assets	3,718	2,235
Total assets	$337,650	$353,446
Liabilities and Equity
Compensation payable	$26,404	$13,851
Accounts payable and accrued expenses	9,035	13,346
Current income taxes payable	10,007	15,345
Bank loan payable	35,600	30,849
Deferred tax liability	362	2,345
Total liabilities	81,408	75,736
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 38,898,163 and 37,872,756 shares issued as of December 31, 2014 and 2013, respectively; 28,053,563 and 27,767,702 shares outstanding as of December 31, 2014 and 2013, respectively	389	379
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued as of December 31, 2014 and 2013, respectively; 439,951 shares outstanding as of December 31, 2014 and 2013, respectively	14,446	14,446
Restricted stock units	90,107	117,258
Additional paid-in capital	596,463	534,533
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2014 and 2013; 32,804 shares outstanding as of December 31, 2014 and 2013	1,958	1,958
Retained earnings	141,290	152,412
Accumulated other comprehensive income (loss)	(17,969)	(9,361)
Treasury stock, at cost, par value $0.01 per share; 10,844,600 and 10,105,054 shares as of December 31, 2014 and 2013, respectively	(571,136)	(534,957)
Stockholders’ equity	255,548	276,668
Noncontrolling interests	694	1,042
Total equity	256,242	277,710
Total liabilities and equity	$337,650	$353,446

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,
(in thousands except share and per share data)

	2014	2013	2012
Revenues
Advisory revenues	$280,452	$286,908	$291,545
Investment revenues	(5,218)	244	(6,466)
Total revenues	275,234	287,152	285,079
Expenses
Employee compensation and benefits	147,552	155,666	151,795
Occupancy and equipment rental	18,983	18,094	17,777
Depreciation and amortization	3,228	4,461	7,240
Information services	8,625	8,299	8,040
Professional fees	5,651	5,427	5,392
Travel related expenses	11,386	11,785	10,981
Interest expense	1,238	996	1,016
Other operating expenses	11,101	11,218	12,363
Total expenses	207,764	215,946	214,604
Income before taxes	67,470	71,206	70,475
Provision for taxes	24,082	24,524	28,383
Net income allocated to common stockholders	$43,388	$46,682	$42,092
Average shares outstanding:
Basic	30,354,227	30,134,430	30,553,460
Diluted	30,357,691	30,160,669	30,561,682
Earnings per share:
Basic	$1.43	$1.55	$1.38
Diluted	$1.43	$1.55	$1.38
Dividends declared and paid per share	$1.80	$1.80	$1.80

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2014	2013	2012
Consolidated net income	$43,388	$46,682	$42,092
Currency translation adjustment, net of tax	(8,608)	(15,985)	3,496
Comprehensive income allocated to common stockholders	$34,780	$30,697	$45,588

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31,
(in thousands)

	2014	2013	2012
Common stock, par value $0.01 per share
Common stock, beginning of the year	$379	$365	$358
Common stock issued	10	14	7
Common stock, end of the year	389	379	365
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	14,446	46,950	46,950
Contingent convertible preferred stock issued (converted)	—	(32,504)	—
Contingent convertible preferred stock, end of the year	14,446	14,446	46,950
Restricted stock units
Restricted stock units, beginning of the year	117,258	107,253	99,916
Restricted stock units recognized	39,990	56,100	54,178
Restricted stock units delivered	(67,141)	(46,095)	(46,841)
Restricted stock units, end of the year	90,107	117,258	107,253
Additional paid-in capital
Additional paid-in capital, beginning of the year	534,533	458,642	412,283
Common stock issued	66,591	77,920	51,306
Tax benefit (expense) from the delivery of restricted stock units	(4,661)	(2,029)	(4,947)
Additional paid-in capital, end of the year	596,463	534,533	458,642
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	1,958	1,958	6,578
Exchangeable shares of subsidiary delivered	—	—	(4,620)
Exchangeable shares of subsidiary, end of the year	1,958	1,958	1,958
Retained earnings
Retained earnings, beginning of the year	152,412	159,918	173,374
Dividends	(56,283)	(56,225)	(57,129)
Tax benefit from payment of restricted stock unit dividends	1,773	2,037	1,581
Net income allocated to common stockholders	43,388	46,682	42,092
Retained earnings, end of the year	141,290	152,412	159,918
Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the year	(9,361)	6,624	3,128
Currency translation adjustment, net of tax	(8,608)	(15,985)	3,496
Accumulated other comprehensive income (loss), end of the year	(17,969)	(9,361)	6,624
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(534,957)	(479,551)	(396,386)
Repurchased	(36,179)	(55,406)	(83,165)
Treasury stock, end of the year	(571,136)	(534,957)	(479,551)
Total stockholders’ equity	255,548	276,668	302,159
Noncontrolling interests
Noncontrolling interests, beginning of the year	1,042	1,353	1,353
Distributions to noncontrolling interests	(348)	(311)	—
Noncontrolling interests, end of the year	694	1,042	1,353
Total equity	$256,242	$277,710	$303,512

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2014	2013	2012
Operating activities:
Consolidated net income	$43,388	$46,682	$42,092
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	3,228	4,461	7,240
Net investment losses	6,594	1,418	8,401
Restricted stock units recognized and common stock issued	39,990	56,100	54,178
Deferred taxes	3,633	(7,710)	(18,232)
Deferred gain on sale of certain merchant banking assets	(195)	(195)	(260)
Changes in operating assets and liabilities:
Advisory fees receivable	3,465	(30,792)	(1,170)
Due (from) affiliates	—	—	(3)
Other receivables and assets	(4,099)	(1,333)	(686)
Compensation payable	12,554	(7,556)	(11,112)
Accounts payable and accrued expenses	69	7,162	6,388
Current income taxes payable	(5,338)	(452)	7,915
Net cash provided by operating activities	103,289	67,785	94,751
Investing activities:
Purchases of investments	(28)	(560)	(6,536)
Proceeds from sales of investments	—	36,230	57,834
Distributions from investments	658	1,283	3,040
Financing liability	—	—	(15,507)
Purchases of property and equipment	(2,439)	(1,151)	(2,833)
Net cash provided by investing activities	(1,809)	35,802	35,998
Financing activities:
Proceeds from revolving bank loan	72,176	109,150	114,870
Repayment of revolving bank loan	(67,425)	(107,426)	(113,845)
Distributions to noncontrolling interests	—	(311)	—
Dividends paid	(56,283)	(56,225)	(57,129)
Purchase of treasury stock	(36,179)	(55,406)	(83,165)
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	(2,888)	8	(3,366)
Net cash used in financing activities	(90,599)	(110,210)	(142,635)
Effect of exchange rate changes on cash and cash equivalents	(2,620)	(1,022)	160
Net (decrease) in cash and cash equivalents	8,261	(7,645)	(11,726)
Cash and cash equivalents, beginning of year	42,679	50,324	62,050
Cash and cash equivalents, end of year	$50,940	$42,679	$50,324
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,116	$989	$1,114
Cash paid for taxes, net of refunds	$26,079	$32,521	$36,158

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
The Company's activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and real estate and private equity capital advisory services; and

•
Investments, which includes the Company's principal investments in certain merchant banking funds, Iridium Communications Inc. (“Iridium”), which was completely liquidated in 2013, and interest income.

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
The consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements related to consolidation of variable interest entities, the Company consolidates the general partners of certain merchant banking funds in which it has a majority of the economic interest and control. The general partners account for their investments in these merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in these merchant banking funds represents estimations of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have a majority of the economic interest in such funds and the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.

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

The Company recognizes capital advisory fees at the time of the client's acceptance of capital or capital commitments to a fund in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of capital committed to the fund. For multiple closings, revenue is recognized at each interim closing based on the amount of capital committed at each closing at the fixed fee percentage. At the final closing, revenue is recognized at the fixed percentage for the amount of capital committed since the last interim closing.

While the majority of the Company's fee revenue is earned at the conclusion of a transaction or closing of a fund, on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, are also earned and recognized as advisory fee revenue over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $4.5 million, $6.5 million and $7.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a bad debt expense of $0.1 million for the year ended December 31, 2014 and did not record a bad debt expense for the years ended December 31, 2013 or 2012.
Included in the advisory fees receivable balance at December 31, 2014 and 2013 were $37.3 million and $34.0 million of long term receivables related to capital advisory engagements which are generally paid in installments over a period of three years. Included as a component of investment revenues on the consolidated statements of income is interest income related to capital advisory engagements of $0.9 million, $0.8 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
Investments
The Company's investments in merchant banking funds are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments in privately held companies is determined by management of the fund after giving consideration to the cost of the security, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. Discounts may be applied to the funds' privately held investments to reflect the lack of liquidity and other transfer restrictions. Investments in publicly traded securities are valued using quoted market prices discounted for any legal or contractual restrictions on sale. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair values of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. The values at which the Company's investments are carried on the consolidated statements of financial condition are adjusted to estimated fair value at the end of each quarter and the volatility in general economic conditions, stock markets and commodity prices may result in significant changes in the estimated fair value of the investments from period to period.
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
The Company follows the guidance for income taxes in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-

tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance.
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

Note 3 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of December 31,
	2014	2013
	(in thousands)
Cash	$35,748	$34,099
Cash equivalents	8,998	3,484
Restricted cash - deferred compensation plan	498	867
Restricted cash - letters of credit	5,696	4,229
Total cash and cash equivalents	$50,940	$42,679

The carrying value of the Company's cash equivalents approximates fair value. Cash is restricted for the payout of Greenhill Australia's deferred compensation plan, which will be distributed over a 7 year period ending in 2016. A deferred compensation liability relating to the plan of $0.5 million and $0.9 million as of December 31, 2014 and 2013, respectively, has been recorded on the consolidated statements of financial condition as a component of compensation payable.

Letters of credit were secured by cash held on deposit. See "Note 13 — Commitments and Contingencies".

Note 4 — Investments

At December 31, 2014, the Company’s investments consist of investments in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”) and an interest in Barrow Street III, a real estate investment fund.

The carrying value of the Company’s investments in previously sponsored and other merchant banking funds are as follows:

	As of December 31,
	2014	2013
	(in thousands)
Investment in GCP I	$1,600	$2,257
Investment in GCP II	907	7,690
Investment in other merchant banking funds	1,666	1,798
Total investments in merchant banking funds	$4,173	$11,745

Merchant Banking Funds
In December 2009, in order to focus entirely on the advisory business, the Company sold certain assets related to the merchant banking business to GCP Capital Partners Holdings LLC (or “GCP Capital”), an entity principally owned by former Greenhill employees and independent from the Company, which took over the management of our merchant banking funds. Prior to that time, the Company's merchant banking activities consisted primarily of management of and investment in certain previously sponsored merchant banking funds: GCP I, GCP II, Greenhill Capital Partners Europe ("GCPE"), Greenhill SAV Partners ("GSAVP") and a

limited partnership interest in Greenhill Capital Partners III ("GCP III"). Under the terms of the sale, the Company continues to retain control only of the general partner of GCP I and GCP II and consolidates the results of each such general partner.
Shortly after our sale of the merchant banking business, the Company began the monetization of its merchant banking investments. In 2011, the Company sold substantially all its interest in GCP II. As part of that sale the purchasers had the right to cause the Company to repurchase each of the capital account interests attributable to two specified portfolio companies of GCP II at an aggregate price of $15.6 million (the "Put Options"). In December 2012, substantially all of the purchasers of the Put Options exercised their rights to have the Company repurchase their interests.
In 2012, the Company also sold its entire interest in GCPE for proceeds of $27.2 million, which represented approximately 90% of book value. The Company recognized a loss of $3.4 million as result of this sale.
In 2013, the Company sold all of its limited partnership interest in GCP III for approximately $2.0 million, which represented the book value of the investment. In connection with that sale, the purchasers assumed any remaining undrawn commitments to the fund.
The Company recognized a gain at the time of the exit from the merchant banking business, which is amortizing over a five year period ending in 2014. For the years ended December 31, 2014, 2013 and 2012, deferred gains of $0.2 million, $0.2 million and $0.3 million were recognized, respectively.
The investment in GCP I includes $0.1 million at each December 31, 2014 and 2013 related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II represents the noncontrolling interests in the general partner of GCP II of $0.6 million and $0.9 million at December 31, 2014 and 2013, respectively. For the year ended December 31, 2013 the investment in GCP II also included the capital interest in one portfolio company, which was sold in 2014.
Investments in other merchant banking funds include the Company's investment in Barrow Street III. At December 31, 2014, $0.3 million of the Company's commitment remains unfunded and may be drawn any time prior to the expiration of the fund in June 2015.
Iridium Common Stock
Beginning in October 2011, the Company initiated a plan to sell its entire interest in Iridium common stock systematically over a period of two or more years. Under this plan, the Company sold 3,850,000 common shares of Iridium at an average price per share of $7.91 during the year ended December 31, 2012. In 2013, the Company completed its liquidation of the investment with the sale of an additional 5,084,016 common shares of Iridium at an average price per share of $6.73. As of December 31, 2013, the Company had sold its entire interest in Iridium.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net realized and unrealized (losses) on investments in merchant banking funds	$(6,567)	$(1,884)	$(3,422)
Net realized and unrealized gains (losses) on investments in Iridium	—	862	(4,980)
Deferred gain on sale of certain merchant banking assets	195	195	260
Interest income	1,154	1,071	1,676
Total investment revenues (losses)	$(5,218)	$244	$(6,466)
Fair Value Hierarchy
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. There were no assets or liabilities measured at fair value at December 31, 2014 or 2013.

The investments in previously sponsored merchant banking funds are recorded under the equity method of accounting and are therefore not included in the fair value measurements.

Note 5 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Balance, January 1	$142,972	$164,890
Foreign currency translation adjustments	(11,996)	(21,918)
Balance, December 31	$130,976	$142,972

The Company performs a goodwill impairment test annually, or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of goodwill exceeded the carrying value. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2014, 2013 or 2012.

Note 6 — Related Parties
At December 31, 2014 and 2013, the Company had no amounts payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.1 million for each of the years ended December 31, 2014, 2013 and 2012, as a reduction of occupancy and equipment rental on the consolidated statements of income. During 2014, 2013 and 2012, the Company paid $23,273, $47,879 and $67,840, respectively, for the use of an aircraft owned by an executive of the Company.

Note 7 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2014	2013
	(in thousands)
Aircraft	$18,270	$18,154
Equipment	18,932	18,516
Furniture and fixtures	7,232	7,335
Leasehold improvements	24,392	24,446
	68,826	68,451
Less accumulated depreciation and amortization	(58,491)	(56,951)
Total property and equipment, net	$10,335	$11,500

Note 8 — Revolving Bank Loan Facility
At December 31, 2014, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility has historically been renewed annually. The maturity date of the facility is April 30, 2015. Interest on the borrowings is based on the higher of 3.25% or the U.S. Prime Rate and is payable monthly.
The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $33.9 million and $30.0 million for the years ended December 31, 2014 and 2013, respectively. The weighted average interest rate was 3.3% for the years ended December 31, 2014 and 2013, and 3.5% for the year ended December 31, 2012. At December 31, 2014, the Company was compliant with all loan covenants. See "Note 17 -- Subsequent Events".

Note 9 — Equity

Dividends declared per common share were $1.80 for each of the years ended December 31, 2014, 2013 and 2012 and are paid on outstanding common shares. In addition, dividends equivalent amounts are paid on outstanding restricted stock units and amounted to $5.5 million, $6.2 million and $5.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in dividends paid on the consolidated statements of cash flows. In the event a restricted stock unit holder’s employment is terminated, a portion of the dividend equivalent may be required to be paid back (a "clawback") to the Company and is netted against the dividend equivalent amounts. See “Note 12 — Restricted Stock Units”.
During 2014, 1,019,989 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 404,611 shares at an average price of $51.26 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during 2014 the Company repurchased in open market transactions 334,935 shares of its common stock at an average price of $46.09.
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
In connection with the acquisition of Greenhill Australia in April 2010, the Company issued 1,099,877 shares of contingent convertible preferred stock ("Performance Stock"). The Performance Stock does not pay dividends, was issued in tranches of 659,926 shares and 439,951 shares, and converts to shares of the Company’s common stock promptly after the third and fifth anniversaries of the closing of the acquisition, respectively, if certain separate revenue targets are achieved. During 2012, the revenue target for the first tranche was achieved and on April 1, 2013, the third anniversary of the closing, 659,926 shares of Performance Stock, which had a fair value of $32.5 million at the acquisition date, were converted to common stock. If the revenue target for the second tranche is achieved, the Performance Stock in that tranche will be converted to common stock on April 1, 2015. If the revenue target for the second tranche is not achieved, the Performance Stock in that tranche will be canceled. Based on the revenues generated since April 1, 2013, we believe it is more likely than not that the revenue target for the second tranche will not be achieved and the remaining Performance Stock will be canceled. See "Note 10 — Earnings per Share".

Note 10 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For The Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$43,388	$46,682	$42,092
Denominator for basic EPS — weighted average number of shares	30,354	30,134	30,553
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	4	27	8
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,358	30,161	30,561
Earnings per share:
Basic	$1.43	$1.55	$1.38
Diluted	$1.43	$1.55	$1.38

The weighted number of shares and dilutive potential shares for the years ended December 31, 2014, 2013 and 2012 include the conversion of the first tranche of 659,926 shares of Performance Stock to common stock. The first tranche of Performance Stock was included in the weighted number of shares and dilutive potential shares for the year ended December 31, 2012, at the time the performance target was achieved in December 2012. The weighted number of shares and dilutive potential shares for the years ended December 31, 2014, 2013 and 2012 do not include the Performance Stock related to the second tranche, which will be included in the Company's share count at the time the revenue target is achieved. If the revenue target for the second tranche is not achieved, the contingent convertible preferred shares in that tranche will be canceled. Based on the revenues generated since April 1, 2013, we believe it is more likely than not that the revenue target for the second tranche will not be achieved and the remaining Performance Stock will be canceled.

Note 11 — Retirement Plan
In the U.S., the Company sponsors a qualified defined contribution plan (the “Retirement Plan”) covering all eligible employees of G&Co. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 75% of eligible compensation, as defined. The Company provides matching contributions of up to $1,000 per employee. The Company incurred costs of $0.2 million, $0.2 million and $0.3 million for contributions to the Retirement Plan for the years ended December 31, 2014, 2013 and 2012, respectively. There was $0.2 million related to contributions due to the Retirement Plan included in compensation payable at each of December 31, 2014 and 2013, respectively.
GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. For the years ended December 31, 2014, 2013 and 2012, GCI incurred costs of approximately $0.6 million, $0.6 million and $0.7 million, respectively. At December 31, 2014 and 2013, there were no amounts related to contributions due to the defined contribution pension fund included in compensation payable.
Greenhill Australia is required by Australian law to contribute compulsory superannuation on employees' gross earnings, generally at a rate of 9%, subject to an annual limit per employee. Superannuation is a defined contribution plan in which retirement benefits are determined by the contribution accumulated over the working life plus investment earnings within the fund less expenses. Greenhill Australia incurred costs of approximately $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, there were no amounts related to superannuation contributions due to the defined contribution plan included in compensation payable.

Note 12 — Restricted Stock Units
The Company has adopted an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan, restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan generally vest ratably over a period of five years beginning on the first anniversary of the grant date or in full on the fifth anniversary of the grant date. To the extent the restricted stock units are outstanding at the time a dividend is paid on the common stock, a dividend equivalent amount is paid to the holders of the restricted stock units. In the event that the holder’s employment is terminated under circumstances in which units awarded under the plan are forfeited any dividend equivalent payments related to such forfeiture, which are unvested for accounting purposes, are required to be repaid to the Company.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2014			2013
	Units		Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	3,503,450		$61.54	3,260,586	$62.71
Granted	1,287,658	(1)	49.76	1,179,712	57.95
Delivered	(1,027,852)		64.94	(696,972)	65.00
Forfeited	(697,893)		56.95	(239,876)	54.90
Outstanding, December 31,	3,065,363		$56.04	3,503,450	$61.54

_____________________________________________

(1)	Excludes 1,447,365 stock units granted to employees subsequent to December 31, 2014 as part of the long term incentive awards program.
For the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $39.6 million, $56.1 million and $54.2 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $49.76, $57.95 and $47.72, respectively. As of December 31, 2014, unrecognized restricted stock units compensation expense was approximately $68.2 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.8 years.

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

Note 13 — Commitments and Contingencies
The Company has entered into certain leases for office space under non-cancellable operating lease agreements that expire on various dates through 2025.
As of December 31, 2014, the approximate aggregate minimum future rental payments required were as follows (in thousands):

2015	$14,189
2016	13,270
2017	13,738
2018	12,176
2019	10,634
Thereafter	16,942
Total	$80,949
The Company has also entered into various operating leases for office equipment.
Rent expense for leased office space, net of sublease reimbursements, for the years ended December 31, 2014, 2013 and 2012 was approximately $14.6 million, $14.0 million and $14.3 million, respectively.
During the years ended December 31, 2013 and 2012, the Company subleased approximately 15,000 square feet of space in our New York office to GCP Capital. The Company earned rental reimbursements related to the sublease of $1.1 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. The sublease was terminated in December 2013.
Diversified financial institutions issued six letters of credit on behalf of the Company to secure office space leases, which totaled $5.7 million and $4.2 million at December 31, 2014 and 2013, respectively. These letters of credit were secured by cash held on deposit. At December 31, 2014 and 2013, no amounts had been drawn under any of the letters of credit. See "Note 3 — Cash and Cash Equivalents".
At December 31, 2014, the Company had capital commitments of $0.3 million remaining. See “Note 4 — Investments”.
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 14 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes.

The components of the provision for income taxes reflected on the consolidated statements of income are set forth below:

	For The Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current taxes:
U.S. federal	$12,256	$19,782	$34,752
State and local	2,415	1,709	4,747
Foreign	5,778	10,743	7,116
Total current tax expense	20,449	32,234	46,615
Deferred taxes:
U.S. federal	1,454	(8,711)	(15,119)
State and local	493	(265)	(796)
Foreign	1,686	1,266	(2,317)
Total deferred tax (benefit) expense	3,633	(7,710)	(18,232)
Total tax expense	$24,082	$24,524	$28,383

During 2014, the Company reevaluated its assertion under ASC 740 regarding its non-U.S. subsidiary earnings, and, effective October 1, 2014, the Company intends to indefinitely reinvest its non-U.S. subsidiary earnings outside of the United States and to no longer provide residual U.S. tax on these earnings. Prior to this change, the Company had excess foreign tax credits to offset residual U.S. tax on its non-U.S. subsidiary earnings, consequently this change in policy does not result in any significant tax benefit related to residual U.S. tax provided on non-U.S. subsidiary earnings prior to this change.
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

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Compensation and benefits	$31,677	$39,991
Depreciation and amortization	2,699	3,077
Unrealized loss on investments	—	205
Cumulative translation adjustment	10,942	5,266
Operating loss carryforwards	4,594	3,447
Capital loss carryforwards	2,581	2,845
Foreign tax credit carryforwards	351	4,252
Other financial accruals	332	57
Valuation allowances	(2,932)	(4,938)
Total deferred tax assets	50,244	54,202
Deferred tax liabilities:
Unrealized gain on investments	362	—
Repatriation of foreign earnings	—	2,159
Other financial accruals	—	186
Total deferred tax liabilities	362	2,345
Net deferred tax asset	$49,882	$51,857

Based on the Company's historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to future taxable income.
The Company’s deferred taxes for operating loss carryforwards relate to losses incurred in foreign jurisdictions. With the exception of newly established foreign offices, the foreign jurisdictions with operating loss carryforwards were profitable in prior years or were profitable in the current year. When assessing the need for a valuation allowance, management evaluates each foreign jurisdiction separately and considers items such as estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the benefit of these operating loss carryforwards in future periods; therefore, a valuation allowance has not been established for these deferred tax assets. At December 31, 2014, the Company had operating foreign loss carryforwards, which in aggregate totaled $14.7 million. Operating foreign loss carryforwards of $1.5 million may be carried forward for six to eight years and the remaining $13.2 million may be carried forward for sixteen years and longer.
Due to the Company’s operating loss carryforward position, tax benefits related to share-based payments generally booked through equity accounts may not be recorded until such time as the benefit is realized as a reduction in the Company’s actual taxes paid. As of December 31, 2014, the current taxes payable would have been decreased by $0.6 million if the Company had been able to realize these benefits in its filed tax returns.
As of December 31, 2014, the Company's subsidiary in the United Kingdom has a capital loss carryforward related to the sales of investments in prior years. This capital loss may be carried forward indefinitely, but the Company must realize capital gains in the United Kingdom in order to realize the benefit of this capital loss. Since the Company has no remaining investments in the United Kingdom to generate capital gains, it is more likely than not that the Company will not generate capital gains in this jurisdiction to offset these capital losses. As such, the Company has established a full valuation allowance against the deferred tax asset related to its capital loss in the United Kingdom until such time as it determines it is more likely than not that the tax benefit of this deferred tax asset will be realized. This deferred tax asset and offsetting valuation allowance was $2.6 million and $2.8 million for the tax years ending December 31, 2014 and 2013, respectively.
The Company has U.S. foreign tax credit carryforwards of $0.4 million and $4.3 million as of December 31, 2014 and 2013, respectively, which can be utilized against the repatriation of earnings from foreign jurisdictions. These foreign tax credit carryforwards will expire in various years through 2022 if not utilized. However, due to the change in policy related to the indefinite reinvestment of non-U.S. subsidiary earnings effective October 1, 2014, the Company does not plan to utilize its remaining foreign tax credit carryforwards at December 31, 2014 and has established a full valuation reserve. If the Company were to repatriate all non-U.S. subsidiary earnings as of December 31, 2014, it would result in $1.8 million of additional federal tax, including the utilization of the remaining foreign tax credit carryforwards.
Any gain or loss resulting from the translation of deferred taxes for foreign affiliates has been included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the consolidated statements of changes in equity. Income taxes receivable of $3.8 million of $1.5 million as of December 31, 2014 and 2013, respectively, were included in other receivables in the consolidated statements of financial condition. Included in current income taxes payable in the consolidated statements of financial condition were current taxes payable of $10.0 million and $15.3 million as of December 31, 2014 and 2013, respectively.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner which they apply to the taxpayer's facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2014, the Company does not expect any material changes in its tax provision related to any outstanding current or future audits.
The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed a tax analysis as of December 31, 2014, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties have been reported as interest expense and other operating expenses in the consolidated statements of income.
A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2014	2013	2012
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax benefit	3.3	1.3	3.6
Benefits and taxes related to foreign operations	(3.3)	(4.1)	(1.4)
Valuation allowances	—	1.5	2.7
Sale of merchant banking business	(0.1)	(0.1)	(0.1)
Other	0.8	0.8	0.5
Effective income tax rate	35.7%	34.4%	40.3%

Note 15 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2014 and 2013, G&Co’s net capital was $6.9 million and $7.6 million, respectively, which exceeded its requirement by $5.7 million and $7.1 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 2.72 to 1 and 0.92 to 1 at December 31, 2014 and 2013, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI and GCE are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2014 and 2013, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 16 — Business Information
The Company’s activities as an investment banking firm constitutes a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and real estate and private equity capital advisory services; and

•	Investments, which includes the Company's principal investments in certain merchant banking funds, Iridium, other investments and interest income.
The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring, or fund closing. Advisory revenues represented approximately 102%, 100% and 102% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
In 2014 and 2012, there were no advisory clients that accounted for more than 10% of total revenues. In 2013, there was one advisory client that accounted for approximately 10% of revenues (advice to Coventry Health Care, Inc. in connection with its sale to Aetna). The Company did not have any single gain on an investment that contributed more than 10% to total revenues in 2014, 2013 or 2012.
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
The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for The Years Ended December 31,
	2014	2013	2012
	(in thousands)
Total revenues
Americas	$160,633	$160,082	$179,204
Europe	83,369	84,360	57,606
Australia	26,149	34,868	44,801
Asia	5,083	7,842	3,468
Total	$275,234	$287,152	$285,079
Income (loss) before taxes
Americas	$32,642	$32,741	$56,862
Europe	26,818	31,872	8,422
Australia	9,752	6,270	10,982
Asia	(1,742)	323	(5,791)
Total	$67,470	$71,206	$70,475
Total assets
Americas	$168,853	$144,462	$166,128
Europe	33,460	54,772	40,758
Australia	128,861	149,534	172,406
Asia	6,476	4,678	7,678
Total	$337,650	$353,446	$386,970

Note 17 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On January 28, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on March 18, 2015 to the common stockholders of record on March 4, 2015.

On February 9, 2015, we agreed to acquire Cogent Partners, LP (“Cogent”), a global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) with Cogent and its affiliates and equity holders.

Under the terms of the Unit Purchase Agreement, we will acquire 100% ownership of Cogent in exchange for approximately $44.0 million in cash and 779,460 shares of Greenhill common stock, payable at the closing of the Acquisition and conditional consideration of approximately $18.9 million in cash and 334,054 shares of Greenhill common stock, payable in the future if certain agreed revenue targets are achieved. The cash component of consideration to be paid at closing will be funded by a $45.0 million term loan facility, which was committed to by our existing bank lender at the time of the execution of the agreement to acquire Cogent. In addition, under the terms of the bank commitment the maturity date of the revolving loan facility was extended to April 30, 2016 and the amount of the facility was increased to $50.0 million.

The transaction is subject to receipt of the applicable regulatory approvals and/or clearances and other customary conditions, and is expected to close around the end of the first quarter of 2015.

Supplemental Financial Information Quarterly Results (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2014 and 2013. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(in millions, except per share data)
Total revenues	$43.6	$63.0	$92.0	$76.6
Total expenses	43.2	50.5	61.4	52.6
Income before taxes	0.4	12.5	30.6	24.0
Provision for taxes	0.1	4.5	10.8	8.7
Net income allocated to common stockholders	$0.3	$8.0	$19.8	$15.3
Earnings per share:
Basic	$0.01	$0.27	$0.66	$0.51
Diluted	$0.01	$0.27	$0.66	$0.51
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

	For the Three Months Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(in millions, except per share data)
Total revenues	$79.6	$86.7	$44.6	$76.3
Total expenses	57.9	61.3	41.6	55.2
Income before taxes	21.7	25.4	3.0	21.1
Provision for taxes	8.1	9.9	1.2	5.3
Net income allocated to common stockholders	$13.6	$15.5	$1.8	$15.8
Earnings per share:
Basic	$0.45	$0.52	$0.06	$0.53
Diluted	$0.45	$0.52	$0.06	$0.53
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

(b). Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2007).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2009).
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

10.18
Renewal and Modification Agreement, dated as of April 23, 2014, between First Republic Bank and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014).

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
Dated: February 26, 2015

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. GREENHILL
Robert F. Greenhill	Chairman and Director	February 26, 2015

/s/ SCOTT L. BOK
Scott L. Bok	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb	Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Operating Officer (Principal Accounting Officer)	February 26, 2015

/s/ ROBERT T. BLAKELY
Robert T. Blakely	Director	February 26, 2015

/s/ STEVEN F. GOLDSTONE
Steven F. Goldstone	Director	February 26, 2015

/s/ STEPHEN L. KEY
Stephen L. Key	Director	February 26, 2015

/s/ KAREN P. ROBARDS
Karen P. Robards	Director	February 26, 2015

II-2