Form 10-Q
period 2015-03-31
GREENHILL & CO INC
filed 2015-05-08
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of April 30, 2015, there were 29,285,938 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents ($5.6 million and $6.2 million restricted from use at March 31, 2015 and December 31, 2014, respectively)	$34,446	$50,940
Advisory fees receivable, net of allowance for doubtful accounts of $0.3 million and $0.1 million at March 31, 2015 and December 31, 2014, respectively	72,784	81,771
Other receivables	6,590	5,493
Property and equipment, net of accumulated depreciation of $58.5 million at March 31, 2015 and December 31, 2014	9,444	10,335
Investments in merchant banking funds	3,675	4,173
Goodwill	121,666	130,976
Deferred tax asset, net	43,198	50,244
Other assets	2,876	3,718
Total assets	$294,679	$337,650
Liabilities and Equity
Compensation payable	$7,460	$26,404
Accounts payable and accrued expenses	10,292	9,035
Current income taxes payable	5,721	10,007
Bank loan payable	34,700	35,600
Deferred tax liability	275	362
Total liabilities	58,448	81,408
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 39,630,891 and 38,898,163 shares issued as of March 31, 2015 and December 31, 2014, respectively; 28,479,284 and 28,053,563 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	396	389
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized and 1,099,877 shares issued as of March 31, 2015 and December 31, 2014 and 439,951 shares outstanding as of March 31, 2015 and December 31, 2014	14,446	14,446
Restricted stock units	55,363	90,107
Additional paid-in capital	635,178	596,463
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2015 and December 31, 2014; 32,804 shares outstanding as of March 31, 2015 and December 31, 2014	1,958	1,958
Retained earnings	134,901	141,290
Accumulated other comprehensive income (loss)	(25,008)	(17,969)
Treasury stock, at cost, par value $0.01 per share; 11,151,607 and 10,844,600 shares as of March 31, 2015 and December 31, 2014, respectively	(581,697)	(571,136)
Stockholders’ equity	235,537	255,548
Noncontrolling interests	694	694
Total equity	236,231	256,242
Total liabilities and equity	$294,679	$337,650
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, March 31,
	2015	2014
Revenues
Advisory revenues	$61,892	$48,455
Investment revenues (losses)	(9)	(4,886)
Total revenues	61,883	43,569
Expenses
Employee compensation and benefits	33,417	28,843
Occupancy and equipment rental	4,860	4,314
Depreciation and amortization	721	813
Information services	2,190	2,029
Professional fees	2,392	1,178
Travel related expenses	2,254	3,016
Interest expense	278	265
Other operating expenses	3,601	2,747
Total expenses	49,713	43,205
Income before taxes	12,170	364
Provision for taxes	4,567	126
Net income allocated to common stockholders	$7,603	$238
Average shares outstanding:
Basic	30,095,902	30,061,596
Diluted	30,171,882	30,167,907
Earnings per share:
Basic	$0.25	$0.01
Diluted	$0.25	$0.01
Dividends declared and paid per share	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income allocated to common stockholders	$7,603	$238
Currency translation adjustment, net of tax	(7,039)	2,711
Comprehensive income allocated to common stockholders	$564	$2,949

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Three Months Ended March 31,	Year Ended December 31,
	2015	2014
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$389	$379
Common stock issued	7	10
Common stock, end of the period	396	389
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	14,446	14,446
Contingent convertible preferred stock converted	—	—
Contingent convertible preferred stock, end of the period	14,446	14,446
Restricted stock units
Restricted stock units, beginning of the period	90,107	117,258
Restricted stock units recognized, net of forfeitures	11,432	39,990
Restricted stock units delivered	(46,176)	(67,141)
Restricted stock units, end of the period	55,363	90,107
Additional paid-in capital
Additional paid-in capital, beginning of the period	596,463	534,533
Common stock issued	46,051	66,591
Tax (expense) from the delivery of restricted stock units	(7,336)	(4,661)
Additional paid-in capital, end of the period	635,178	596,463
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	141,290	152,412
Dividends	(14,480)	(56,283)
Tax benefit from payment of restricted stock unit dividends	488	1,773
Net income allocated to common stockholders	7,603	43,388
Retained earnings, end of the period	134,901	141,290
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(17,969)	(9,361)
Currency translation adjustment, net of tax	(7,039)	(8,608)
Accumulated other comprehensive income (loss), end of the period	(25,008)	(17,969)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(571,136)	(534,957)
Repurchased	(10,561)	(36,179)
Treasury stock, end of the period	(581,697)	(571,136)
Total stockholders’ equity	235,537	255,548
Noncontrolling interests
Noncontrolling interests, beginning of the period	694	1,042
Distributions to noncontrolling interests	—	(348)
Noncontrolling interests, end of the period	694	694
Total equity	$236,231	$256,242

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2015	2014
Operating activities:
Net income allocated to common stockholders	$7,603	$238
Adjustments to reconcile net income allocated to common stockholders to net cash provided by operating activities:
Non-cash items included in net income allocated to common stockholders:
Depreciation and amortization	721	813
Net investment (gains) losses	240	5,231
Restricted stock units recognized and common stock issued	11,432	4,996
Deferred taxes	3,405	8,249
Deferred gain on sale of certain merchant banking assets	—	(49)
Changes in operating assets and liabilities:
Advisory fees receivable	8,987	27,942
Other receivables and assets	(255)	(9,781)
Compensation payable	(18,944)	(8,692)
Accounts payable and accrued expenses	8,501	(1,516)
Current income taxes payable	(4,286)	(5,050)
Net cash provided by operating activities	17,404	22,381
Investing activities:
Purchases of investments	(9)	—
Distributions from investments	267	254
Purchases of property and equipment	(95)	(449)
Net cash provided by/(used in) investing activities	163	(195)
Financing activities:
Proceeds from revolving bank loan	19,100	18,601
Repayment of revolving bank loan	(20,000)	(13,200)
Dividends paid	(14,480)	(14,344)
Purchase of treasury stock	(10,561)	(16,825)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	(6,848)	(2,541)
Net cash used in financing activities	(32,789)	(28,309)
Effect of exchange rate changes on cash and cash equivalents	(1,272)	(32)
Net decrease in cash and cash equivalents	(16,494)	(6,155)
Cash and cash equivalents, beginning of period	50,940	42,679
Cash and cash equivalents, end of period	$34,446	$36,524
Supplemental disclosure of cash flow information:
Cash paid for interest	$283	$259
Cash paid for taxes, net of refunds	$5,602	$5,616

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
The Company's activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and real estate and private equity capital advisory services; and

•	Investments, which includes the Company's principal investments in certain merchant banking funds, and interest income.
The Company's wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”) and Greenhill & Co. Australia Pty Limited (“Greenhill Australia”).
G&Co is engaged in investment banking activities principally in the United States. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. GCI is engaged in investment banking activities in the United Kingdom, and is subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2014 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $2.0 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

Investment Revenues

Investment revenues consist of (i) gains (or losses) on the Company's investments in certain merchant banking funds and (ii) interest income.
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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a bad debt expense of $0.2 million for the three months period ended March 31, 2015 and did not record a bad debt expense for the three months periods ended March 31, 2014.
Included in the advisory fees receivable balance at March 31, 2015 and December 31, 2014 were $35.2 million and $37.3 million of long term receivables related to capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to capital advisory engagements of $0.2 million for each of the three month periods ended March 31, 2015 and 2014.

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
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income in the condensed consolidated statements of changes in equity. At March 31, 2015, goodwill decreased by $9.3 million from the beginning of the year as a result of the foreign currency translation adjustment.
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
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. See "Note 7 — Equity".
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
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. Management is currently evaluating the impact of the future adoption of ASC 606 on the Company’s consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2016. On April 1, 2015, the FASB proposed a one-year deferral for the new guidance that would delay by one year the effective date of its new recognition standard. Under the proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017.

Note 3 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2015	2014
	(in thousands, unaudited)
Cash	$25,665	$35,748
Cash equivalents	3,179	8,998
Restricted cash - deferred compensation plan	122	498
Restricted cash - letters of credit	5,480	5,696
Total cash and cash equivalents	$34,446	$50,940

The carrying value of the Company's cash equivalents approximates fair value. Cash is restricted for the payout of Greenhill Australia's deferred compensation plan, which is being distributed over a 7 year period ending in 2016. A deferred compensation liability relating to the plan of $0.1 million and $0.5 million as of March 31, 2015 and December 31, 2014, respectively, has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable.

Letters of credit are secured by cash held on deposit.

Note 4 — Investments
Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds.

The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of March 31,	As of December 31,
	2015	2014
	(in thousands, unaudited)
Investment in GCP I	$1,210	$1,600
Investment in GCP II	887	907
Investment in other merchant banking funds	1,578	1,666
Total investments in merchant banking funds	$3,675	$4,173
As of March 31, 2015, the Company continues to retain control only of the general partners of GCP I and GCP II and consolidates the results of each such general partner.
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million at each of March 31, 2015 and December 31, 2014, respectively, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II represents an interest in a previously sponsored merchant banking fund and includes $0.6 million at each of March 31, 2015 and December 31, 2014, respectively, related to the noncontrolling interests in the general partner of GCP II. At March 31, 2015, the Company has no remaining unfunded commitments to the GCP I and GCP II.
Investment in other merchant banking funds includes the Company's investment in Barrow Street III, a real estate investment fund. At March 31, 2015, $0.3 million of the Company's commitment remains unfunded and may be drawn any time prior to the expiration of the fund in June 2015.

Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$(238)	$(5,205)
Deferred gain on sale of certain merchant banking assets	—	49
Interest income	229	270
Total investment revenues (losses)	$(9)	$(4,886)

Note 5 — Related Parties
At March 31, 2015 and December 31, 2014, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $19,200 for each of the three month periods ended March 31, 2015 and 2014, respectively, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 6 — Revolving Bank Loan Facility
At March 31, 2015, the Company had a $45.0 million revolving loan facility from a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility, which was renewed in April 2015, now has a maturity date of April 30, 2016. See "Note 12 - Subsequent Events".
The revolving loan facility is secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the revolving loan facility has a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $34.2 million and $32.3 million for the three months ended March 31, 2015 and 2014, respectively. The weighted average interest rate was 3.25% for the three months ended March 31, 2015 and 2014. At March 31, 2015, the Company was compliant with all loan covenants.

Note 7 — Equity
On March 18, 2015, a dividend of $0.45 per share was paid to stockholders of record on March 4, 2015. Dividends include dividend equivalents of $1.6 million, which were paid on outstanding restricted stock units for each of the three months ended March 31, 2015 and 2014.
During the three months ended March 31, 2015, 731,251 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 307,007 shares at an average price of $34.40 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the three months ended March 31, 2014, 822,312 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 323,190 shares at an average price of $52.06 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
In connection with the acquisition of Greenhill Australia in April 2010, the Company issued 1,099,877 shares of contingent convertible preferred stock ("Performance Stock"). The Performance Stock does not pay dividends, was issued in tranches of 659,926 shares and 439,951 shares, and converts to shares of the Company's common stock promptly after the third and fifth anniversaries of the closing of the acquisition, respectively, if certain separate revenue targets are achieved. The revenue target for the first tranche was achieved and on April 1, 2013, the third anniversary of the closing, and 659,926 shares of Performance Stock, which had a fair value of $32.5 million at the acquisition date, were converted to common stock. The revenue target for the second tranche was not achieved and effective April 1, 2015, the fifth anniversary of the closing, 439,951 shares of Performance Stock, which had a fair value of $14.4 million, were canceled and the value was transferred to additional paid in capital.

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$7,603	$238
Denominator for basic EPS — weighted average number of shares	30,096	30,062
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	76	106
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	30,172	30,168
Earnings per share:
Basic	$0.25	$0.01
Diluted	$0.25	$0.01

Note 9 — Income Taxes
The Company's effective tax rate will vary depending on the source of the income. Investment and certain foreign sourced income are taxed at a lower effective rate than U.S. trade or business income.

Under the requirements of ASC 740, the Company intends to indefinitely reinvest its non-U.S. subsidiaries earnings outside the United States and does not provide residual U.S. tax on these earnings.
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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of March 31, 2015, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2015, G&Co’s net capital was $9.6 million, which exceeded its requirement by $9.3 million. G&Co’s aggregate indebtedness to net capital ratio was 0.6 to 1 at March 31, 2015. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of March 31, 2015, GCI, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 — Business Information
The Company's activities as an investment banking firm constitutes a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and real estate and private equity capital advisory services; and

•	Investments, which includes the Company's principal investments in merchant banking funds and interest.
The following provides a breakdown of our revenues by source for the three month periods ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$61.9	100%	$48.5	111%
Investment revenues (losses)	—	—%	(4.9)	(11)%
Total revenues	$61.9	100%	$43.6	100%

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

On April 1, 2015, the Company acquired Cogent Partners, LP (“Cogent”), a global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets.  Pursuant to the Unit Purchase Agreement (as amended, the “Unit Purchase Agreement”) with Cogent, its affiliates (the “Cogent Affiliates”) and equity holders (the “Sellers”), the Company acquired 100% ownership of Cogent and the Cogent Affiliates (the “Acquisition”) in exchange for a combination of approximately $44.0 million in cash and 779,454 shares of the Company's common stock paid at the closing of the Acquisition (with the stock portion being received only by those former Cogent equity holders who were employed by Cogent and its affiliates at closing (such persons, the “Employee Sellers”)), with an additional approximately $18.9 million in cash plus 334,054 shares of the Company's common stock payable in the future if certain agreed revenue targets are achieved (with the stock portion to be received only by the Employee Sellers).  A portion of the cash and stock issued by the Company at closing was placed into escrow to cover potential post-closing obligations of the Sellers.   Consistent with its normal personnel recruiting policies, and in order to provide long term incentives for retention and continued strong performance, the Company also granted restricted stock units and other deferred compensation, which will vest over time, to the Employee Sellers.

Cogent will conduct business in its principal office in Dallas and additional locations in London, New York, San Francisco and Singapore under the name Greenhill Cogent. All eight of Cogent's client-facing Managing Directors and total staff of 41 employees joined the Company at closing.

The cash component of the consideration paid at closing was funded by new bank borrowings, comprising two term loan facilities (the “Term Loan Facilities”), each in an original principal amount of $22,500,000, and together in the aggregate amount of $45,000,000.  One Term Loan Facility matures on April 30, 2016 (the “12 Month Facility”) and the other Term Loan Facility matures on April 30, 2018 (the “36 Month Facility”).   In addition, as part of the financing arrangements for the Acquisition, the maturity date of the revolving loan facility was extended to April 30, 2016 and the amount of the revolving loan facility was increased to $50.0 million. The loan facilities are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants.

The interest rate applicable to the 12 Month Facility is equal to the Prime Rate plus three-quarters of one percent (0.75%) per annum.  The interest rate generally applicable to the 36 Month Facility is equal to the Prime Rate plus one and one-quarter percent (1.25%) per annum.  The interest rate applicable to either Term Loan Facility shall never be less than four percent (4.00%)

per annum. The interest rate applicable to the revolving loan facility continued to be based on the higher of 3.25% or the Prime Rate.

On April 23, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 17, 2015 to the common stockholders of record on June 3, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and subsequent Forms 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our 2014 Annual Report on Form 10-K.
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

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments. We act for clients located throughout the world from our global offices in the United States, United Kingdom, Germany, Sweden, Australia, Japan, Singapore, Canada and Brazil.
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
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, through recruiting talented managing directors and other senior professionals from major investment banks, independent financial advisory firms and other institutions, with a range of geographic, industry and transaction specialties as well as high-level corporate and other relationships, as well as through training, developing and promoting professionals internally. Since the opening of our original office in New York, we have expanded beyond merger and acquisition advisory services to include financing, restructuring and capital raising advice, have expanded the breadth of our sector expertise to cover substantially all major industries and have expanded globally to 15 offices across five continents, including our acquisition of Cogent Partners, LP ("Cogent"), a global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets, effective April 1, 2015. Cogent will conduct business in its principal office in Dallas and additional locations in London, New York, San Francisco and Singapore under the name Greenhill Cogent. All eight of Cogent's client-facing Managing Directors and total staff of 41 employees joined the Company at closing. In addition, during the first quarter we announced the hiring of four M&A focused Managing Directors who will join our teams in Houston, San Francisco, Sydney and Tokyo.
Beginning in 2011, as a result of our exit from the management of the merchant banking funds we began to monetize our principal investments, which we substantially completed by December 2013. As a result, we do not expect to report meaningful investment revenues or losses in future periods. At March 31, 2015, we held remaining investments in merchant banking funds with an estimated fair value of $3.7 million.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2014 Annual Report on Form 10-K filed with Securities and Exchange Commission. Revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
Advisory revenues were $61.9 million in the first quarter of 2015 compared to $48.5 million in the first quarter of 2014, which represents an increase of $13.4 million, or 28%. For the first quarter of 2015, we advised on 21 announced transactions of various types, an increase from only 9 in the preceding quarter and 12 in the prior year’s first quarter. In terms of geographic diversity, during the first three months of 2015, North America, and specifically the U.S. M&A business, continued to be the strongest performing region for us, consistent with the global market statistics by region. There was also highly diverse regional participation in our first quarter announcements. Of our transaction announcements in the quarter, eight involved an Australian company, seven involved a European company, three involved a Japanese company and nine involved a North American company, with one-third involving cross-border advisory work. We continue to see increased announcement activity in both Australia and Japan. In Brazil, we have built an attractive list of client mandates despite the current economic, market and political challenges that country is facing.

For the three months ended March 31, 2015, the number of completed transactions globally declined by 2% versus the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) increased by 20%. The number of announced transactions globally was flat in the first quarter of 2015 versus the same period in the prior year, while the volume of announced transactions rose by 16%.1 The increase in the volume of transaction announcements was driven by a meaningful percentage increase in transactions of $5 billion or greater in size.

For the second quarter of 2015, our financial results will include the financial results of Greenhill Cogent. In 2014, Cogent had revenues of $45.8 million and, for the first quarter of 2015, Cogent had revenues of $10.4 million (unaudited). As a result of the transaction, we will incur additional recurring non-compensation costs, which have historically approximated $7.0 million annually. In addition, we will incur interest expense related to the financing of the transaction as well as the cost of the amortization of identifiable intangibles as determined based on the allocation of the purchase price. We expect compensation costs for the new employees will approximate our historical ratio of compensation to revenues.
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

The M&A environment is inherently difficult to predict, and transaction activity has yet to fully rebound from the downturn caused by the financial crisis despite the development of more favorable economic conditions such as strong capital markets, high levels of corporate cash and low interest rates.  Nevertheless, both market data and our own level of client activity suggests that the volume of transaction activity continues to improve, both in the U.S. and globally, although the improvement so far is focused on a small incremental number of very large transactions.

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of April 21, 2015.

Results of Operations
Summary
Our total revenues of $61.9 million for the first quarter of 2015 compare to total revenues of $43.6 million for the first quarter of 2014, which represented an increase of $18.3 million, or 42%. Advisory revenues for the first quarter of 2015 were $61.9 million compared to $48.5 million for the first quarter of 2014. In the first quarter of 2015, we did not recognize any net investment revenues compared to recognition of an investment loss of $4.9 million in the first quarter of 2014. The increase in our first quarter revenues as compared to the same period in 2014 resulted from an increase in advisory revenues of $13.4 million and the absence of investment losses.
Our first quarter 2015 net income allocated to common stockholders of $7.6 million and diluted earnings per share of $0.25 compare to net income allocable to common stockholders of $0.2 million and diluted earnings per share of $0.01 in the first quarter of 2014.
Our quarterly revenues and net income can fluctuate materially depending on the number, size and timing of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues by Source
The following provides a breakdown of total revenues by source for the three month periods ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$61.9	100%	$48.5	111%
Investment revenues (losses)	—	—%	(4.9)	(11)%
Total revenues	$61.9	100%	$43.6	100%

Advisory Revenues
Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients on mergers, acquisitions, financings, restructurings, capital raisings or similar transactions. We earned $61.9 million in advisory revenues in the first quarter of 2015 compared to $48.5 million in the first quarter of 2014, an increase of $13.4 million, or 28%. The increase in advisory revenues in the first quarter of 2015 as compared to the same period in 2014 primarily resulted from an increase in both announcement and opinion fees and completion fees.

During each of the three months ended March 31, 2015 and 2014, we earned $1 million or more from 15 clients.

Completed assignments in the first quarter of 2015 included:

•	the representation of AA plc in connection with the refinancing of its high yield bond and PIK instrument;

•	the acquisition by Alcoa Inc. of TITAL GmbH;

•	the acquisition by Cerner Corporation of Siemens AG's health information technology business unit, Siemens Health Services;

•	the representation of the Special Committee of GFI Group Inc. on its sale to BGC Partners, Inc.;

•	the representation of Henderson Equity Partners ("HEP") in connection with the initial public offering of John Laing plc, a company wholly owned by funds managed by HEP;

•	the sale of Hiland Partners, LP to Kinder Morgan, Inc.;

•	the sale of NYK Ports LLC (formerly known as Ceres Terminals Inc.) of a 49% stake to an affiliate of Macquarie Infrastructure Partners;

•	the acquisition by Recruit Holdings Co., Ltd of Peoplebank Holdings PTY LTD; and,

•	the sale of certain assets of Softcard, a joint venture of AT&T, Verizon and T-Mobile, to Google Inc.

During the first quarter of 2015, our capital advisory group served as global placement agent on behalf of real estate and private equity funds for three interim closings of limited partnership interests in such funds.
Investment Revenues

Investment revenues consist of investment gains and losses from our investments in merchant banking funds and interest income.
The following table sets forth additional information relating to our investment revenues for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(in millions, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$(0.2)	$(5.2)
Interest income	0.2	0.3
Total investment revenues (losses)	$—	$(4.9)

For the first quarter of 2015, we did not recognize any net investment revenues compared to the recognition of an investment loss of $4.9 million in the first quarter of 2014. In the first quarter of 2015, our investment revenues were comprised of interest income of $0.2 million, which was fully offset by a decline in value of our merchant banking investments. In the first quarter of 2014, the investment loss of $4.9 million resulted from a decline of $5.2 million in the estimated fair value of our interest in a portfolio company held in our previously sponsored merchant banking fund, GCP II, offset by interest income of $0.3 million.
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
At March 31, 2015, we had principal investments of $3.7 million, which consists of many small investments in our previously sponsored and other merchant banking funds. For our remaining investments in the merchant banking funds, the size and timing of changes in the fair value of these investments are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are fully liquidated. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could negatively impact the amount of investment revenues or losses we record in any period.

Operating Expenses

We classify operating expenses as employee compensation and benefits expenses and non-compensation expenses.

Our total operating expenses for the first quarter of 2015 were $49.7 million, which compared to $43.2 million of total operating expenses for the first quarter of 2014. This represents an increase in total operating expenses of $6.5 million, or 15%, and resulted from increases in our compensation and benefits expenses and non-compensation expenses as described in more detail below. The pre-tax profit margin for the first quarter of 2015 was 20% compared to 1% for the first quarter of 2014.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended March 31,
	2015	2014
	(in millions, unaudited)
Employee compensation and benefits expenses	$33.4	$28.8
% of revenues	54%	66%
Non-compensation expenses	16.3	14.4
% of revenues	26%	33%
Total operating expenses	49.7	43.2
% of revenues	80%	99%
Total income before tax	12.2	0.4
Pre-tax profit margin	20%	1%
Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the first quarter of 2015 were $33.4 million, which reflected a 54% ratio of compensation to revenues. This amount compared to $28.8 million for the first quarter of 2014, which reflected a 66% ratio of compensation to revenues. The increase of $4.6 million, or 16%, was attributable to the significantly higher first quarter 2015 revenues, as well as an increase in the amortization of restricted stock units due to lower forfeitures of unvested restricted stock as compared to the same period in the prior year. The decrease in the ratio of compensation to revenues in the first quarter of 2015 as compared to the same period in 2014 resulted from the effect of spreading our higher compensation costs over significantly higher revenues.
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

Our non-compensation expenses were $16.3 million in the first quarter of 2015 compared to $14.4 million in the first quarter of 2014, reflecting an increase of $1.9 million, or 13%. The increase in non-compensation expenses principally resulted from higher professional fees incurred in connection with the acquisition of Cogent, an increase in occupancy expense due to new space in Sydney, and foreign currently losses, offset in part by lower travel expenses.

Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2015 were 26% compared to 33% for the same period in 2014. The decrease in non-compensation expenses as a percentage of revenues resulted from the effect of spreading higher non-compensation costs over much higher revenues in the first quarter of 2015 as compared to the first quarter of 2014.
Our non-compensation expenses as a percentage of revenues can vary as a result of a variety of factors including fluctuation in revenue amounts, changes in headcount, the amount of recruiting and business development activity, the amount of office space expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of our borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenues in any particular period may not be indicative of the non-compensation expenses as a percentage of revenues in future periods.

Provision for Income Taxes
For the first quarter of 2015, the provision for income taxes was $4.6 million, which reflected an effective tax rate of 38%. This compared to a provision for income taxes in the first quarter of 2014 of $0.1 million, which reflected an effective tax rate of 35%. The increase in the provision for income taxes in the first quarter of 2015 as compared to the same period in 2014 was attributable to significantly higher pre-tax income. The higher effective tax rate principally resulted from the generation of a greater proportion of U.S. source earnings, which are generally taxed at a higher rate than foreign source earnings.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At March 31, 2015, we had cash and cash equivalents of $34.4 million, of which $18.1 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our real estate and private equity capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2015, we had long-term receivables related to our global capital advisory engagements of $35.2 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which include accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In the first quarter of 2015, cash bonuses and accrued benefits of $20.7 million were paid to our employees. In addition, in the first quarter of 2015, we paid $5.6 million related to income taxes owed principally in the United States and the U.K. for the year ended December 31, 2014.
To provide for working capital needs and other general corporate purposes in the United States, we have a revolving bank loan facility. In conjunction with the acquisition of Cogent, the amount of the revolving bank loan facility was increased to $50.0 million and the maturity date was extended to April 30, 2016. Historically, we have been able to extend the maturity date of the revolving bank loan facility for a one year period shortly before maturity, and we expect to renew the revolving bank loan facility in future periods although our ability to do so in the future is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate or 3.25%. At March 31, 2015, we had $34.7 million outstanding under the revolving bank loan facility. The revolving bank loan facility requires that we comply with certain financial and liquidity covenants on a quarterly basis. At March 31, 2015, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
On April 1, 2015, we acquired 100% ownership of Cogent in exchange for a combination of approximately $44.0 million in cash and 779,454 shares of our common stock, paid at closing, (with the stock portion being received only by those former Cogent equity holders who were employed by Cogent and its affiliates at closing (such persons, the “Employee Sellers”)), with an additional approximately $18.9 million in cash and 334,054 shares of our common stock, payable in the future if certain agreed revenue targets are achieved (with the stock portion to be received only by the Employee Sellers). Consistent with our normal personnel recruiting policies, and in order to provide long term incentives for retention and continued strong performance, we also granted restricted stock units and other deferred compensation, which will vest over time, to the Employee Sellers.

The cash component of the consideration paid at closing was funded by new bank borrowings, comprising two term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22,500,000, and together in the aggregate amount of $45,000,000.  One Term Loan Facility matures on April 30, 2016 (the "12 Month Facility") and the other Term Loan Facility matures on April 30, 2018 (the "36 Month Facility). The Term Loan Facilities and the revolving bank loan facility are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants.

The interest rate applicable to the 12 Month Facility is equal to the Prime Rate plus three-quarters of one percent (0.75%) per annum.  The interest rate generally applicable to the 36 Month Facility is equal to the Prime rate plus one and one-quarter percent (1.25%) per annum.  The interest rate applicable to either Term Loan Facility shall never be less than four percent (4.00%) per annum.

Since 2010, we have generated significant earnings outside of the U.S. and through September 2014, we repatriated a substantial portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. The repatriation of the foreign earnings did not result in incremental U.S. taxes because we were able to utilize excess foreign tax credits generated by our Australian operations to offset any incremental U.S. tax burden. During 2014, we utilized most of the excess foreign tax credits currently available to us and, as a result, we expect future repatriations of foreign earnings will be subject to incremental U.S. tax. We now intend to indefinitely reinvest future foreign earnings in our non-U.S. operations unless circumstances change. To the extent we need to support our corporate cash needs in the U.S., beyond the generation of cash domestically, we may utilize our revolving bank loan facility or seek other debt financing. In the event we are unable to meet our U.S. cash needs with cash generated domestically, or through borrowings, we could incur additional U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the rate of tax paid in the foreign jurisdictions. Historically, we have generated a substantial portion of our foreign earnings in the U.K., Germany and Australia, which are currently subject to tax rates of approximately 20%, 32% and 30%, respectively.

Since our exit from the merchant banking business in 2010, we have monetized substantially all of our principal investments in previously sponsored merchant banking funds and used the net proceeds principally to make open market share repurchases and to reduce borrowings outstanding on the revolving loan facility. At March 31, 2015, our remaining investments in previously sponsored and other merchant banking funds were valued at $3.7 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. Our remaining commitment to fund capital calls for merchant banking fund investments is $0.3 million and expires in June 2015.

In January 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2015. For the three months ended March 31, 2015, we were deemed to have repurchased 307,007 shares of our common stock at an average price of $34.40 per share (for a total cost of $10.6 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested. While we expect to fund future repurchases of our common stock (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. Under the terms of the bank financing related to our acquisition of Cogent, we expect to use the majority of our operating cash flow in 2015 after the payment of dividends to fund the amortization of the 12 Month Facility. Future repurchases of our common stock will be dependent upon our cash flow generation after the payment of dividends and the obligations under the Term Loan Facilities.

Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at April 30, 2015, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $66.5 million (as calculated based upon the closing share price as of April 30, 2015 of $39.55 per share and assuming a withholding tax rate of 43%) over the next five years, of which an additional $1.6 million will be payable in 2015, $15.4 million will be payable in 2016, $15.3 million will be payable in 2017, $14.7 million will be payable in 2018, $9.3 million will be payable in 2019 and $10.3 million will be payable in 2020. We will realize a corporate income tax benefit concurrently with the cash settlement payments.

Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2014, we made dividend distributions of $56.3 million, or $1.80 per common share and outstanding restricted stock unit. During the three months ended March 31, 2015, we made dividend distributions of $14.5 million, or $0.45 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facilities, contractual restrictions and other factors as the Board of Directors may deem relevant.

As part of the consideration for our acquisition of Caliburn in 2010, we issued 1,099,877 contingent convertible preferred shares. The contingent convertible preferred shares do not pay dividends and were issued in tranches of 659,926 shares and 439,951 shares, which convert to common shares promptly following the third and fifth anniversary of the closing of the acquisition, respectively, if certain revenue targets are achieved. The performance target for the first tranche was met prior to the third anniversary and 659,926 contingent convertible preferred shares were converted to common shares in April 2013. The performance target for the second tranche of contingent convertible preferred shares was not achieved and, effective April 1, 2015, 439,951 contingent convertible preferred shares in that tranche were canceled.

While we believe that the cash generated from operations and borrowings from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, term-loan repayments, earn-out payments, common dividend payments, share repurchases and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, or at all, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly repatriate foreign earnings, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
In the three months ending March 31, 2015, our cash and cash equivalents decreased by $16.5 million from December 31, 2014, including a decrease of $1.3 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $17.4 million from operating activities, including $23.4 million from net income after giving effect to the non-cash items offset by a net increase in working capital of $6.0 million principally from the payment of annual bonuses offset by a decrease in advisory fees receivable. We generated $0.2 million from investing activities, including $0.3 million distributions from merchant banking funds, offset in part by $0.1 million for leasehold improvements. We used $32.8 million in financing activities, including $14.5 million for the payment of dividends, $10.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $6.8 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, and the net repayment of $0.9 million on our revolving bank loan facility.
In the three months ending March 31, 2014, our cash and cash equivalents decreased by $6.2 million from December 31, 2013. We generated $22.4 million from operating activities, including $19.5 million from net income after giving effect to the non-cash items and a net decrease in working capital of $2.9 million principally from a decrease in advisory fees receivable offset by the payment of annual bonuses. We used $0.2 million for investing activities, including $0.5 million for leasehold improvements, offset in part by distributions from other merchant banking funds of $0.3 million. We used $28.3 million in financing activities, including $14.3 million for the payment of dividends, $16.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $2.5 million of tax costs related to delivery of restricted stock units at a market price on the date of vesting lower than the market price on the date of grant, offset, in part, by the funding of $5.4 million from net borrowings on our revolving bank loan facility.

Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Market Risk
We limit our investments to (1) short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk and (2) principal investments made in merchant banking funds. We maintain our cash and cash equivalents with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 28% of our revenues for the three month period ended March 31, 2015 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the three month period ended March 31, 2015, as compared to the same period in 2014, the value of the U.S. dollar strengthened relative to the pound sterling, euro and Australian dollar. In aggregate, although there was a negative impact on our revenues in the first three months of 2015 as compared to the same period in 2014 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates
We believe that the following discussion addresses Greenhill’s most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. For further discussion of these and other significant accounting policies, see “Note 2 — Summary of Significant Accounting Policies” in our condensed consolidated financial statements, and our 2014 Annual Report on Form 10-K.
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
Investment Revenues

Investment revenues consist of (i) gains (or losses) on our investments in certain merchant banking funds and (ii) interest income.
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
Accounting Developments
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. Management is currently evaluating the impact of the future adoption of ASC 606 on the Company’s consolidated financial statements. On April 1, 2015, the FASB proposed a one-year deferral for the new guidance that would delay by one year the effective date of its new recognition standard. Under the proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of 2015:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
Jan	—	$—	—	$75,000,000
Feb	—	—	—	75,000,000
Mar	—	—	—	75,000,000
Total	—		—	$75,000,000

_____________________________________________

(1)
Excludes 307,007 shares we are deemed to have repurchased in the first quarter of 2015 at an average price of $34.40 per share, or $10.6 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 28, 2015, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2015 to December 31, 2015.

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
Dated: May 8, 2015

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb
Chief Financial Officer

II-1