Form 10-Q
period 2015-06-30
GREENHILL & CO INC
filed 2015-08-05
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of July 31, 2015, there were 29,321,202 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents ($5.7 million and $6.2 million restricted from use at June 30, 2015 and December 31, 2014, respectively)	$47,277	$50,940
Advisory fees receivable, net of allowance for doubtful accounts of $0.3 million and $0.1 million at June 30, 2015 and December 31, 2014, respectively	79,962	81,771
Other receivables	6,043	5,493
Property and equipment, net of accumulated depreciation of $59.1 million at June 30, 2015 and $58.5 million at December 31, 2014	9,873	10,335
Investments in merchant banking funds	3,305	4,173
Goodwill	216,790	130,976
Deferred tax asset, net	47,397	50,244
Other assets	6,839	3,718
Total assets	$417,486	$337,650
Liabilities and Equity
Compensation payable	$14,461	$26,404
Accounts payable and accrued expenses	15,191	9,035
Current income taxes payable	12,872	10,007
Bank revolving loan payable	38,750	35,600
Bank term loans payable	33,750	—
Contingent obligation due selling unitholders of Cogent	13,144	—
Deferred tax liability	705	362
Total liabilities	128,873	81,408
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 40,443,286 and 38,898,163 shares issued as of June 30, 2015 and December 31, 2014, respectively; 29,285,938 and 28,053,563 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	404	389
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized and 1,099,877 shares issued as of June 30, 2015 and December 31, 2014; 0 and 439,951 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	—	14,446
Restricted stock units	66,515	90,107
Additional paid-in capital	694,278	596,463
Exchangeable shares of subsidiary; 257,156 shares issued as of June 30, 2015 and December 31, 2014; 32,804 shares outstanding as of June 30, 2015 and December 31, 2014	1,958	1,958
Retained earnings	129,919	141,290
Accumulated other comprehensive income (loss)	(23,215)	(17,969)
Treasury stock, at cost, par value $0.01 per share; 11,157,348 and 10,844,600 shares as of June 30, 2015 and December 31, 2014, respectively	(581,940)	(571,136)
Stockholders’ equity	287,919	255,548
Noncontrolling interests	694	694
Total equity	288,613	256,242
Total liabilities and equity	$417,486	$337,650
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2015	2014	2015	2014
Revenues
Advisory revenues	$72,962	$63,987	$134,854	$112,442
Investment revenues (losses)	380	(964)	371	(5,850)
Total revenues	73,342	63,023	135,225	106,592
Expenses
Employee compensation and benefits	39,604	35,135	73,021	63,978
Occupancy and equipment rental	5,482	4,818	10,342	9,132
Depreciation and amortization	921	830	1,642	1,643
Information services	2,192	2,170	4,382	4,199
Professional fees	1,767	1,447	4,159	2,625
Travel related expenses	3,405	3,293	5,659	6,309
Interest expense	789	311	1,067	576
Other operating expenses	3,412	2,495	7,013	5,242
Total expenses	57,572	50,499	107,285	93,704
Income before taxes	15,770	12,524	27,940	12,888
Provision for taxes	6,351	4,470	10,918	4,596
Net income allocated to common stockholders	$9,419	$8,054	$17,022	$8,292
Average shares outstanding:
Basic	30,934,832	29,954,291	30,707,895	30,218,513
Diluted	31,026,098	29,961,023	30,786,714	30,254,549
Earnings per share:
Basic	$0.30	$0.27	$0.55	$0.27
Diluted	$0.30	$0.27	$0.55	$0.27
Dividends declared and paid per share	$0.45	$0.45	$0.90	$0.90

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income allocated to common stockholders	$9,419	$8,054	$17,022	$8,292
Currency translation adjustment, net of tax	1,793	2,110	(5,246)	4,822
Comprehensive income allocated to common stockholders	$11,212	$10,164	$11,776	$13,114

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Six Months Ended June 30,	Year Ended December 31,
	2015	2014
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$389	$379
Common stock issued	15	10
Common stock, end of the period	404	389
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	14,446	14,446
Contingent convertible preferred stock canceled	(14,446)	—
Contingent convertible preferred stock, end of the period	—	14,446
Restricted stock units
Restricted stock units, beginning of the period	90,107	117,258
Restricted stock units recognized, net of forfeitures	24,667	39,990
Restricted stock units delivered	(48,259)	(67,141)
Restricted stock units, end of the period	66,515	90,107
Additional paid-in capital
Additional paid-in capital, beginning of the period	596,463	534,533
Common stock issued and contingently issued common stock	90,839	66,591
Contingent convertible preferred stock transferred	14,446	—
Tax (expense) from the delivery of restricted stock units	(7,470)	(4,661)
Additional paid-in capital, end of the period	694,278	596,463
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	141,290	152,412
Dividends	(29,393)	(56,283)
Tax benefit from payment of restricted stock unit dividends	1,000	1,773
Net income allocated to common stockholders	17,022	43,388
Retained earnings, end of the period	129,919	141,290
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(17,969)	(9,361)
Currency translation adjustment, net of tax	(5,246)	(8,608)
Accumulated other comprehensive income (loss), end of the period	(23,215)	(17,969)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(571,136)	(534,957)
Repurchased	(10,804)	(36,179)
Treasury stock, end of the period	(581,940)	(571,136)
Total stockholders’ equity	287,919	255,548
Noncontrolling interests
Noncontrolling interests, beginning of the period	694	1,042
Distributions to noncontrolling interests	—	(348)
Noncontrolling interests, end of the period	694	694
Total equity	$288,613	$256,242

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2015	2014
Operating activities:
Net income allocated to common stockholders	$17,022	$8,292
Adjustments to reconcile net income allocated to common stockholders to net cash provided by operating activities:
Non-cash items included in net income allocated to common stockholders:
Depreciation and amortization	1,642	1,643
Net investment (gains) losses	122	6,531
Restricted stock units recognized and common stock issued	24,667	15,160
Deferred taxes	(1,038)	5,042
Deferred gain on sale of certain merchant banking assets	(49)	(97)
Changes in operating assets and liabilities:
Advisory fees receivable	12,886	10,630
Other receivables and assets	(1,322)	(5,166)
Compensation payable	(9,651)	(3,815)
Accounts payable and accrued expenses	4,786	664
Current income taxes payable	2,865	(8,540)
Net cash provided by operating activities	51,930	30,344
Investing activities:
Purchases of investments	(21)	(28)
Distributions from investments	768	370
Purchases of property and equipment	(681)	(1,311)
Cogent acquisition	(45,260)	—
Net cash used in investing activities	(45,194)	(969)
Financing activities:
Proceeds from revolving bank loan	46,450	33,851
Repayment of revolving bank loan	(43,300)	(27,250)
Proceeds from bank term loans	45,000	—
Repayment of bank term loans	(11,250)	—
Dividends paid	(29,393)	(28,575)
Purchase of treasury stock	(10,804)	(18,234)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	(6,470)	(2,708)
Net cash used in financing activities	(9,767)	(42,916)
Effect of exchange rate changes on cash and cash equivalents	(632)	22
Net decrease in cash and cash equivalents	(3,663)	(13,519)
Cash and cash equivalents, beginning of period	50,940	42,679
Cash and cash equivalents, end of period	$47,277	$29,160
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,043	$568
Cash paid for taxes, net of refunds	$10,142	$9,878

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization
Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, restructurings, financings and capital raising to corporations, partnerships, institutions and governments. The Company acts for clients located throughout the world from its offices located in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Brazil and Singapore.
The Company's activities as an investment banking firm constitute a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and capital advisory services; and

•	Investments, which includes the Company's principal investments in certain merchant banking funds, and interest income.
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
On April 1, 2015, Greenhill acquired Cogent Partners, LP and its affiliates ("Cogent") (now known as "Greenhill Cogent"), a global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets. Greenhill Cogent is engaged in capital advisory services to institutional investors principally in the United States and United Kingdom and is registered as a broker-dealer with the SEC, FINRA and the FCA. See "Note 3 — Acquisition".

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company's Annual

Report on Form 10-K and subsequent Forms 8-K filed with the SEC. The condensed consolidated financial information as of December 31, 2014 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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

The Company recognizes capital advisory fees from primary capital raising transactions at the time of the client's acceptance of capital or capital commitments to a fund in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of capital committed to the fund. For multiple closings, revenue is recognized at each interim closing based on the amount of capital committed at each closing at the fixed fee percentage. At the final closing, revenue is recognized at the fixed percentage for the amount of capital committed since the last interim closing.

The Company recognizes capital advisory fees from secondary market transactions at the time the sale or transfer of the capital interest is completed in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of the transaction value.

While the majority of the Company's fee revenue is earned at the conclusion of a transaction or closing of a fund, on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, are also earned and recognized as advisory fee revenue over the period in which the related service is rendered.

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.2 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $3.2 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.

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
Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. See "Note 4 — Cash and Cash Equivalents".
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a bad debt expense of $0.2 million for the three month period ended June 30, 2015 and $0.3 million for the six month period ended June 30, 2015. The Company did not record a bad debt expense for the three or six month periods ended June 30, 2014.
Included in the advisory fees receivable balance at June 30, 2015 and December 31, 2014 were $33.5 million and $37.3 million, respectively, of long term receivables related to capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to capital advisory engagements of $0.2 million for each of the three month periods ended June 30, 2015 and 2014, and $0.4 million for each of the six months ended June 30, 2015 and 2014.
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
The Company calculates diluted EPS by dividing net income allocated to common stockholders by the sum of (i) basic shares per above and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required. Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. See "Note 10— Earnings per Share".
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur. See "Note 6 — Fair Value of Financial Instruments".
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
The portion of the consolidated interests in the general partners of certain of the merchant banking funds not held by the Company is presented as noncontrolling interest in equity. See "Note 5 — Investments in Merchant Banking Funds".
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

Note 3 — Acquisition

On April 1, 2015, the Company acquired 100% ownership of Cogent (the "Acquisition") in exchange for a combination of (i) approximately $44.0 million in cash and 779,454 shares of Greenhill common stock paid at closing and (ii) approximately $18.9 million in cash and 334,048 shares of Greenhill common stock payable in the future if certain agreed revenue targets are achieved (the "Earnout"). The cash component of the consideration paid at closing was funded by two bank term loan facilities, each in an original principal sum of $22.5 million, and together in aggregate $45.0 million. See "Note 8 — Bank Loan Facilities".

The cash payment and the issuance of common shares related to the Earnout will be made if Greenhill Cogent achieves a revenue target during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made. The fair value of the contingent issuance of common shares was valued on the date of the Acquisition at $11.9 million and has been recorded as a component of equity in the condensed consolidated statement of financial condition. The fair value of the contingent cash consideration was valued on the date of the Acquisition at $13.1 million and will be remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. See "Note 6 — Fair Value of Financial Instruments".
The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Cogent have been included in the condensed consolidated statements of income from the date of acquisition. The Company incurred $1.2 million of costs related to the Acquisition which have been included as a component of professional fees in the condensed consolidated statement of income for the period ended June 30, 2015.
A preliminary allocation of the total purchase price of approximately $100.0 million has been made to the assets acquired and liabilities assumed based on their fair values as of April 1, 2015, the date of the acquisition, as follows (in thousands, unaudited):

Preliminary allocation of assets acquired and liabilities assumed:
Assets:
Current assets	$13,970
Property and equipment	1,214
Other assets	651
Identifiable intangible assets	1,300
Goodwill	92,981
Total assets	110,116
Liabilities:
Current liabilities	9,621
Deferred tax liability	500
Total liabilities	10,121
Net assets	$99,995

The excess of the purchase price over the fair value of the net assets acquired of $93.0 million has been recorded as goodwill. Goodwill includes the in-place workforce, which allows the Company to continue serving its existing client base, begin marketing to potential clients and avoid significant costs reproducing the workforce.
The estimated fair value of the intangible assets acquired, which consist of Cogent's backlog of client assignments that existed at the time of the closing, customer relationships, and trade name, is based, in part, on a valuation using an income approach, market approach or cost approach and has been included in other assets on the condensed consolidated statement of financial condition as of June 30, 2015. The estimated fair value ascribed to the identifiable intangible assets will be amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between one to three years. For the three and six months ended June 30, 2015, the Company recorded amortization expense of $0.2 million in respect of these assets.
The total purchase includes an escrow amount of $8.9 million, which is held by a third party agent, and may be used to cover potential post-closing obligations of the sellers prior to the first anniversary of the closing.
Under the terms of the purchase, the purchase price is subject to a post-closing adjustment based upon Cogent's net working capital, as defined, as of March 31, 2015. Included in accrued expense in the condensed consolidated statement of financial condition as of June 30, 2015 is an amount due to sellers of approximately $3.0 million.
The Acquisition will be treated as an asset purchase for tax purposes. Similar to the purchase accounting method used for book purposes, the excess of the purchase price paid over the fair value of the net assets acquired will be recorded as goodwill for tax purposes. The amount of goodwill recorded for tax purposes will be determined based on the consideration paid at closing and will be amortized for tax purposes ratably over a fifteen year period. If the Earnout is achieved, the additional consideration paid will also be treated as goodwill for tax purposes and will be amortized ratably over the remainder of the fifteen year period. For book purposes, the tax benefit realized from the amortization of goodwill will be recorded as a deferred tax liability.
Consistent with the Company's normal personnel recruiting policies, and in order to provide long term incentives for retention and continued strong performance, Greenhill also granted restricted stock units and other deferred compensation awards to a number of Cogent employees, subject to continued employment. The awards will generally vest on the third or fifth anniversary of the Acquisition. The awards have not been recorded as a component of the purchase price and will be expensed over the service period during which they are earned.
Set forth below are the Company's summary unaudited pro forma results of operations for the six months ended June 30, 2015 and the three and six months ended June 30, 2014. The unaudited pro forma results of operations for the six months ended June 30, 2015 include the historical results of the Company and give effect to the Acquisition if it had occurred on January 1, 2015. These pro forma results include the actual results of Cogent from January 1, 2015 through March 31, 2015. For the period April 1, 2015 through June 30, 2015, Cogent's results were included in the consolidated results of the Company. The unaudited results of operations for the three and six months ended June 30, 2014 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2014. The pro forma amounts include Cogent's actual results for the three and six months ended June 30, 2014. See "Note 9 — Equity" and "Note 10 — Earnings per Share".
The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the Acquisition occurred on January 1, 2015, or to project the Company's results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company's control.

	For the Three Months Ended June 30,
	2015	2014
	(in millions, except per share amounts) (unaudited)
	(actual)	(pro forma)
Revenues	$73.4	$67.9
Income before taxes	15.8	12.3
Net income allocated to common stockholders	9.4	7.9
Diluted earnings per share	$0.30	$0.26

	For the Six Months Ended June 30,
	2015	2014
	(in millions, except per share amounts) (unaudited)
	(pro forma)	(pro forma)
Revenues	$145.7	$116.1
Income before taxes	29.8	12.5
Net income allocated to common stockholders	18.2	8.1
Diluted earnings per share	$0.59	$0.26

The pro forma results include (i) compensation and benefits expense based upon a ratio of compensation to total revenues of 54%, the rate used by the Company in the pro forma periods presented, (ii) the amortization of identifiable intangible assets of Cogent, (iii) the estimated interest expense related to the bank term loan borrowings used to fund the Acquisition, (iv) the elimination of non-recurring revenue and expense items of Cogent which were directly attributable to the Acquisition, and (v) the estimated income tax expense related to the historical earnings of Cogent's earnings, which as a result of the Acquisition, will be subject to income tax at the effective tax rate of the Company.

Note 4 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of June 30,	As of December 31,
	2015	2014
	(in thousands, unaudited)
Cash	$38,180	$35,748
Cash equivalents	3,442	8,998
Restricted cash - deferred compensation plan	124	498
Restricted cash - letters of credit	5,531	5,696
Total cash and cash equivalents	$47,277	$50,940

The carrying value of the Company's cash equivalents approximates fair value. Cash is restricted for the payout of Greenhill Australia's deferred compensation plan, which is being distributed over a 7 year period ending in 2016. A deferred compensation liability relating to the plan of $0.1 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively, has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable.

Letters of credit are secured by cash held on deposit.

Note 5 — Investments in Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds.

The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of June 30,	As of December 31,
	2015	2014
	(in thousands, unaudited)
Investment in GCP I	$920	$1,600
Investment in GCP II	800	907
Investment in other merchant banking funds	1,585	1,666
Total investments in merchant banking funds	$3,305	$4,173
As of June 30, 2015, the Company continues to retain control only of the general partners of GCP I and GCP II and consolidates the results of each such general partner.
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million at each of June 30, 2015 and December 31, 2014, respectively, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II represents an interest in a previously sponsored merchant banking fund and includes $0.6 million at each of June 30, 2015 and December 31, 2014, respectively, related to the noncontrolling interests in the general partner of GCP II.
Investment in other merchant banking funds includes the Company's investment in Barrow Street III, a real estate investment fund.
At June 30, 2015, the Company had no remaining unfunded commitments.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$118	$(1,299)	$(122)	$(6,503)
Deferred gain on sale of certain merchant banking assets	—	49	—	97
Interest income	262	286	493	556
Total investment revenues (losses)	$380	$(964)	$371	$(5,850)

Note 6 — Fair Value of Financial Instruments
There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the three and six month periods ended June 30, 2015 and 2014. There were no Level 3 assets or liabilities measured at fair value during the three and six months ended June 30, 2014.
The following table sets forth the measurement at fair value on a recurring basis of the contingent cash consideration due the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the Acquisition on April 1, 2015 and is categorized as a Level 3 liability. See "Note 3 — Acquisition".

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,144	$13,144
Total	$—	$—	$13,144	$13,144

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six month periods ended June 30, 2015 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2015	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2015
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$—	$13,144	$—	$—	$—	$13,144	$—
Total	$—	$—	$—	$13,144	$—	$—	$—	$13,144	$—

Realized and unrealized gains (losses) are reported in other expense, net in the condensed consolidated statements of income.

The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of June 30, 2015:

	Fair Value as of June 30, 2015	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,144	Present value of expected payments	Discount rate		12%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of June 30, 2015 was principally based on the acquired business' projected revenue generation from April 1, 2015 through March 31, 2017 and April 1, 2017 through March 31, 2019.

Valuation Processes - Level 3 Measurements - The Company utilizes a valuation technique based on a present value method applied to the probability of achieving a range of potential revenue outcomes. The valuation was conducted by the Company. The Company updates unobservable inputs each reporting period and has a formal process in place to review changes in fair value.

Sensitivity Analysis - Level 3 Measurements - The significant unobservable inputs used in determining fair value are the discount rate and forecast revenue information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecast revenue information would result in a higher (lower) f air value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other.

Note 7 — Related Parties
At June 30, 2015 and December 31, 2014, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $15,300 and $19,200 for the three month periods ended June 30, 2015 and 2014, respectively, and $34,500 and $38,400 for the six month periods ended June 30, 2015 and 2014, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 8 — Bank Loan Facilities
At June 30, 2015, the Company had a revolving bank loan facility to provide for working capital needs and for other general corporate purposes. In conjunction with the acquisition of Cogent, the amount of the revolving bank loan facility was increased to $50.0 million and the maturity date was extended to April 30, 2016. The revolving bank loan facility bears interest at the higher of the Prime Rate or 3.25%. The weighted average daily borrowings outstanding under the revolving bank loan facility were approximately $34.0 million and $35.0 million for the six months ended June 30, 2015 and 2014, respectively. The weighted average interest rate was 3.25% for the six months ended June 30, 2015 and 2014.
In connection with the acquisition of Cogent on April 1 , 2015, the Company funded the cash component of the consideration paid at closing with two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million, and together in the aggregate amount of $45.0 million. One Term Loan Facility is payable in full on April 30, 2016 (the "12 Month Facility") and bears interest at the Prime Rate plus three-quarters of one percent (0.75%) per annum. The other Term Loan Facility matures on April 30, 2018 (the "36 Month Facility"), is payable in four equal semi-annual installments beginning October 31, 2016 and bears interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate shall be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the bank term loan facility is $7.5 million or less. There are no prepayment penalties for the early repayment of either Term Loan Facility. Principal amounts repaid on the Term Loan Facilities cannot be reborrowed. The interest rate applicable to the Term Loan Facilities shall never be less than four percent (4.00%) per annum. The weighted average interest rate related to the Term Loan Facilities was 4.25% for the three months ended June 30, 2015. At June 30, 2015, the outstanding principal balances of the 12 Month Facility and the 36 Month Facility were $11.3 million and $22.5 million, respectively. See "Note 3 — Acquisition".
The revolving and term loan facilities are provided by a U.S. banking institution and are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. At June 30, 2015 and December 31, 2014, the Company was compliant with all loan covenants.

Note 9 — Equity
In connection with the acquisition of Cogent on April 1, 2015, the Company issued 779,454 shares of common stock on the acquisition date. In addition, the Company will issue 334,048 shares of common stock on the second or fourth anniversary of the Acquisition, as the case may be, if the revenue target related to the Earnout is achieved. If the revenue target related to the Earnout is not achieved the common shares will not be issued. The fair value of the contingent issuance of common shares was valued on the date of the Acquisition at $11.9 million and has been recorded as additional paid in capital in the condensed consolidated statement of financial condition. A portion of the value will be transferred to common stock if the Earnout is achieved. See "Note 3 — Acquisition" and “Note 10 — Earnings Per Share”.
On June 17, 2015, a dividend of $0.45 per share was paid to stockholders of record on June 3, 2015. For the six months ended June 30, 2015 dividend payments of $0.90 per share were paid to stockholders. Dividends include dividend equivalents of $3.4 million and $3.1 million, which were paid on outstanding restricted stock units for the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015, 762,568 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 312,748 shares at an average price of $34.55 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the six months ended June 30, 2014, 892,038 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 351,662 shares at an average price of $51.85 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

In connection with the acquisition of Greenhill Australia in April 2010, the Company issued 1,099,877 shares of contingent convertible preferred stock ("Performance Stock"). The Performance Stock does not pay dividends, was issued in tranches of 659,926 shares and 439,951 shares, and would be converted to shares of the Company's common stock promptly after the third and fifth anniversaries of the closing of the acquisition, respectively, if certain separate revenue targets were achieved. The revenue target for the first tranche was achieved and, on April 1, 2013, the third anniversary of the closing, 659,926 shares of Performance Stock, which had a fair value of $32.5 million at the acquisition date, were converted to common stock. The revenue target for the second tranche was not achieved and, effective April 1, 2015, the fifth anniversary of the closing, 439,951 shares of Performance Stock, which had a fair value of $14.4 million at the acquisition date, were canceled and the value was transferred to additional paid in capital.

Note 10 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$9,419	$8,054	$17,022	$8,292
Denominator for basic EPS — weighted average number of shares	30,935	29,954	30,708	30,219
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	91	7	79	36
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,026	29,961	30,787	30,255
Earnings per share:
Basic	$0.30	$0.27	$0.55	$0.27
Diluted	$0.30	$0.27	$0.55	$0.27
The weighted number of shares and dilutive potential shares do not include 334,048 shares of common stock, which will be issued to the selling unitholders of Cogent, on the second or fourth anniversary of the Acquisition, as the case may be, if the revenue target related to the Earnout is achieved. At the time a revenue target is achieved such shares will be included in the Company’s share count. If the revenue target is not achieved, the shares of common stock will not be issued. See “Note 3 — Acquisition”.

Note 11 — Income Taxes
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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of June 30, 2015, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 12 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2015, G&Co’s net capital was $11.3 million, which exceeded its requirement by $10.7 million. G&Co’s aggregate indebtedness to net capital ratio was 0.8 to 1 at June 30, 2015. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. Greenhill Cogent is subject to capital requirements of the SEC and the FCA. We are also subject to certain regulatory capital requirements in other jurisdictions. As of June 30, 2015, GCI, Greenhill Australia, Greenhill Cogent and our other regulated operations were in compliance with local capital adequacy requirements.

Note 13 — Business Information
The Company's activities as an investment banking firm constitutes a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and capital advisory services; and

•	Investments, which includes the Company's principal investments in merchant banking funds and interest income.
The following provides a breakdown of our revenues by source for the three and six month periods ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$73.0	99%	$64.0	102%
Investment revenues (losses)	0.4	1%	(1.0)	(2)%
Total revenues	$73.4	100%	$63.0	100%

	For the Six Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$134.9	100%	$112.4	105%
Investment revenues (losses)	0.4	—%	(5.9)	(5)%
Total revenues	$135.3	100%	$106.5	100%

In reporting to management, the Company distinguishes the sources of its revenues between advisory and investment revenues. However, management does not evaluate other financial data or operating results such as operating expenses, profit and loss or assets by its advisory and investment activities.

Note 14 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.

On July 23, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on September 16, 2015 to the common stockholders of record on September 2, 2015.

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
Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. Additionally, our global capital advisory group provides capital raising advisory services in the primary market for real estate and private equity funds, where revenues are driven primarily by the amount of capital raised, and in the secondary market for alternative assets, where revenue is determined based upon a fixed percentage of the transaction value.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, through recruiting talented managing directors and other senior professionals from major investment banks, independent financial advisory firms and other institutions, with a range of geographic, industry and transaction specialties as well as high-level corporate and other relationships, as well as through training, developing and promoting professionals internally. Since the opening of our original office in New York, we have expanded beyond merger and acquisition advisory services to include financing, restructuring and capital advisory services, have expanded the breadth of our sector expertise to cover substantially all major industries and have expanded globally to 15 offices across five continents, including our acquisition of Cogent Partners, LP and its affiliates ("Cogent") (now known as "Greenhill Cogent"), a global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets, effective April 1, 2015. Greenhill Cogent's principal office is in Dallas and it has personnel who are located in London, New York, San Francisco and Singapore. All eight of Cogent's client-facing Managing Directors and total staff of 41 employees joined the Firm at closing. In addition, during the first six months of 2015 we recruited five M&A focused Managing Directors who joined our teams in Houston, San Francisco, Sydney and Tokyo.
Beginning in 2011, as a result of our exit from the management of the merchant banking funds, we began to monetize our principal investments, which we substantially completed by December 2013. As a result, we do not expect to report meaningful investment revenues or losses in future periods. At June 30, 2015, we held remaining investments in merchant banking funds with an estimated fair value of $3.3 million.

Our financial results include the financial results of Greenhill Cogent from April 1, 2015, the date of our acquisition of Cogent. As a result of the acquisition, we will incur additional recurring non-compensation costs, which have historically approximated $7.0 million annually. In addition, we will incur interest expense related to the financing of the acquisition as well as the cost of the amortization of identifiable intangibles as determined based on the allocation of the purchase price. We expect compensation costs for the new employees will approximate our historical ratio of compensation to revenues.

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
Advisory revenues were $73.0 million in the second quarter of 2015 compared to $64.0 million in the second quarter of 2014, which represents an increase of $9.0 million, or 14%. For the six months ended June 30, 2015, advisory revenues were $134.9 million compared to $112.4 million, an increase of $22.5 million, or 20%.
The largest driver of our revenues is M&A completions and, on a year to date basis in 2015, the number of completed transactions globally was flat versus the same period in the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) increased by 35%, driven by a small number of large transaction completions.1 For the Firm, the timing of transaction completions can create volatility in our quarterly revenues and profits.
While the number of global transaction completions remained flat, the number of announced transactions globally increased by 6% in year to date 2015 versus the same period in the prior year, while the volume of announced transactions rose by 34%, also driven by a small number of very large transactions.1 The increase in the volume of transaction announcements was driven by a meaningful percentage increase in transactions of $5 billion or greater in size but only a nominal increase in the $500 million to $5 billion size range, which is where the bulk of significant advisory fees are usually generated and which has historically been a very important part of our business. Based on the current market statistics and our current interactions with clients, it is evident that the M&A market has improved and we expect the improvement to continue. However, the improvement to date is fairly narrowly focused on very large transactions in the U.S. market. As clients respond to changing industry dynamics resulting from large strategic transactions, we expect the upturn in M&A will ultimately be more broadly reflected both in the size of transactions and in a recovery in global transaction activity.
In terms of geographic diversity, during the first six months of 2015, North America, and specifically the U.S. M&A business, continued to be the strongest performing region for us, consistent with the global market statistics by region. Our European business also performed well, particularly in the U.K. market, although our revenues declined slightly in that region as we had fewer transaction completions during the first half of 2015 compared to the same period in 2014. Our Australian and Asian revenues increased year-over-year and we remain involved in many cross border opportunities into and out of those markets. In Brazil, despite a challenging economic and political environment, our team remains active on many cross border opportunities.
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

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of July 22, 2015.

Results of Operations
Summary
Our total revenues of $73.4 million for the second quarter of 2015 compare to total revenues of $63.0 million for the second quarter of 2014, which represented an increase of $10.4 million, or 16%. Advisory revenues for the second quarter of 2015 were $73.0 million compared to $64.0 million for the second quarter of 2014. In the second quarter of 2015, we recognized investment revenues of $0.4 million compared to an investment loss of $1.0 million in the second quarter of 2014. The increase in our second quarter revenues as compared to the same period in 2014 primarily resulted from an increase in advisory revenues of $9.0 million.
For the six months ended June 30, 2015, total revenues were $135.3 million compared to $106.6 million for the comparable period in 2014, an increase of $28.7 million, or 27%. Advisory revenues for the six months ended June 30, 2015 were $134.9 million compared to $112.4 million over the same year to date period in 2014. For the six months ended June 30, 2015, we recognized investment revenues of $0.4 million compared to an investment loss of $5.9 million for the same period in 2014. The increase in our year to date revenues as compared to the same period in 2014 principally resulted from an increase in advisory revenues of $22.5 million.
Our second quarter 2015 net income allocated to common stockholders of $9.4 million and diluted earnings per share of $0.30 compare to net income allocable to common stockholders of $8.1 million and diluted earnings per share of $0.27 in the second quarter of 2014, which represents an increase of $1.3 million. On a year to date basis, net income allocated to common stockholders was $17.0 million through June 30, 2015, compared to $8.3 million for the comparable period in 2014, which represents an increase of $8.7 million. Diluted earnings per share for the six months ended June 30, 2015 were $0.55 compared to $0.27 for the same period in 2014.
Our quarterly revenues and net income can fluctuate materially depending on the number, size and timing of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues by Source
The following provides a breakdown of total revenues by source for the three and six month periods ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$73.0	99%	$64.0	102%
Investment revenues (losses)	0.4	1%	(1.0)	(2)%
Total revenues	$73.4	100%	$63.0	100%

	For the Six Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$134.9	100%	$112.4	105%
Investment revenues (losses)	0.4	—%	(5.9)	(5)%
Total revenues	$135.3	100%	$106.5	100%

Advisory Revenues
Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients on mergers, acquisitions, financings, restructurings, capital transactions or similar transactions. We earned $73.0 million in advisory revenues in the second quarter of 2015 compared to $64.0 million in the second quarter of 2014, an increase of $9.0 million, or 14%. The increase in advisory revenues in the second quarter of 2015 as compared to the same period in 2014 primarily resulted from an increase in the number of completion fees and additional revenue from Greenhill Cogent.

For the six months ended June 30, 2015, advisory revenues were $134.9 million compared to $112.4 million in 2014, an increase of $22.5 million, or 20%. This increase in our advisory revenues principally resulted from a greater number of completed assignments, additional revenue from Greenhill Cogent during the second quarter, an increase in announcement and opinion fees and higher retainer fee revenue related to strategic advisory assignments.

Completed assignments in the second quarter of 2015 included:

•	the sale of Azelis Group to funds advised by Apax Partners;

•	the representation of Deutsche Mittelstand Beteiligungen on the sale of WEGU Holding GmbH to Zhongding Holding Europe GmbH;

•	the spin-off by Gannett Co., Inc. of its Publishing business and resulting creation of two separate media companies;

•	the sale by Kerry Group plc of its Australia subsidiary Kerry Pinnacle to Pacific Equity Partners;

•	the sale of Lion's Everyday Cheese business to Warrnambool Cheese & Butter;

•	the spin-off by Masco Corporation of its Installation Services business;

•	the acquisition by Recruit Holdings Co., Ltd. of Chandler Macleod Group Limited;

•	the sale by Scholastic Corporation of its Educational Technology and Services business to Houghton Mifflin Harcourt Company; and

•	the acquisition by Slater and Gordon Limited of Quindell plc's Professional Services Division.

During the second quarter of 2015, our capital advisory group advised real estate and private equity fund general partners on one final closing and three interim closings of primary capital commitments from institutional investors to such funds. In addition, our capital advisory group, through Greenhill Cogent, advised institutional investors on 29 closings of sales of limited partnership interests in secondary market transactions.
Investment Revenues

Investment revenues consist of investment gains and losses from our investments in merchant banking funds and interest income.
The following table sets forth additional information relating to our investment revenues for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$0.1	$(1.3)	$(0.1)	$(6.5)
Deferred gain on sale of certain merchant banking assets	—	—	—	0.1
Interest income	0.3	0.3	0.5	0.5
Total investment revenues (losses)	$0.4	$(1.0)	$0.4	$(5.9)

For the second quarter of 2015, we recorded investment revenues of $0.4 million compared to an investment loss of $1.0 million in the second quarter of 2014. The investment revenues in the second quarter of 2015 principally related to interest income. In the second quarter of 2014, the investment loss principally related to a write down of an investment in our previously sponsored merchant banking fund, GCP II.
For the six months ended June 30, 2015, we recorded investment revenues of $0.4 million as compared to an investment loss of $5.9 million for the six months ended June 30, 2014. The investment revenues for the six months ended June 30, 2015 principally related to interest income. The investment loss for the six months ended June 30, 2014 principally resulted from a write down of a GCP II fund investment.
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
At June 30, 2015, we had principal investments of $3.3 million, which consists of many small investments in our previously sponsored and other merchant banking funds. For our remaining investments in the merchant banking funds, the size and timing of changes in the fair value of these investments are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are fully liquidated. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could negatively impact the amount of investment revenues or losses we record in any period.

Operating Expenses

We classify operating expenses as employee compensation and benefits expenses and non-compensation expenses.
Our total operating expenses for the second quarter of 2015 were $57.6 million, which compared to $50.5 million of total operating expenses for the second quarter of 2014. This represents an increase in total operating expenses of $7.1 million, or 14%, and resulted from increases in our compensation and benefits expenses and non-compensation expenses as described in more detail below. The pre-tax profit margin for the three months ended June 30, 2015 was 22% as compared to 20% for the same period in 2014.
For the six months ended June 30, 2015, total operating expenses were $107.3 million, compared to $93.7 million of total operating expenses for the same period in 2014. The increase of $13.6 million, or 14%, resulted from increases in both our compensation and benefits expenses and non-compensation expenses as described in more detail below. The pre-tax profit margin for the six months ended June 30, 2015 was 21% as compared to 12% for the same period in 2014.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, unaudited)
Employee compensation and benefits expenses	$39.6	$35.1	$73.0	$64.0
% of revenues	54%	56%	54%	60%
Non-compensation expenses	18.0	15.4	34.3	29.7
% of revenues	24%	24%	25%	28%
Total operating expenses	57.6	50.5	107.3	93.7
% of revenues	78%	80%	79%	88%
Total income before tax	15.8	12.5	27.9	12.9
Pre-tax profit margin	22%	20%	21%	12%
Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the second quarter of 2015 were $39.6 million, which reflected a 54% ratio of compensation to revenues. This amount compared to $35.1 million for the second quarter of 2014, which reflected a 56% ratio of compensation to revenues. The increase of $4.5 million, or 13%, was attributable to the increase in revenues during the period, partially offset by the lower compensation ratio.
For the six months ended June 30, 2015, our employee compensation and benefits expenses were $73.0 million compared to $64.0 million for the same period in the prior year. The increase of $9.0 million, or 14%, was principally attributable to significantly higher revenues in the first six months of 2015, which resulted in an increase in accrued bonuses as compared to the same period in the prior year. The ratio of compensation to revenues was 54% for the first six months of 2015 as compared to 60% for the same six month period in 2014.

The decrease in the ratio of compensation to revenues for both the three and six months ended June 30, 2015 as compared to the same periods in 2014 resulted from the effect of spreading our higher compensation costs over significantly higher revenues.
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

Our non-compensation expenses were $18.0 million in the second quarter of 2015 compared to $15.4 million in the second quarter of 2014, reflecting an increase of $2.6 million, or 17%. The increase in non-compensation expenses principally resulted from operating costs related to the acquisition of Cogent, which closed on April 1, 2015, and an increase in interest expense due to borrowings to finance the purchase of Cogent.
For the six months ended June 30, 2015, our non-compensation expenses were $34.3 million compared to $29.7 million for the same period in 2014, representing an increase of $4.6 million, or 15%. The increase in non-compensation expenses principally resulted from operating, borrowing and transaction costs related to the acquisition and operation of Greenhill Cogent. We expect that certain costs related to the Cogent acquisition will decline over future periods as we sublease rental space, amortize intangible assets and repay our borrowings.
Non-compensation expenses as a percentage of revenues for the three months ended June 30, 2015 and 2014 remained constant at 24%. Non-compensation expenses as a percentage of revenues for the six months ended June 30, 2015 were 25% compared to 28% for the same period in the prior year. The decrease in non-compensation expenses as a percentage of revenues in the first six months of 2015 as compared to the same period in 2014 resulted from the effect of spreading higher non-compensation costs over much higher revenues.
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

Provision for Income Taxes
For the second quarter of 2015, the provision for income taxes was $6.4 million, which reflected an effective tax rate of 40%. This compared to a provision for income taxes in the second quarter of 2014 of $4.5 million, which reflected an effective tax rate of 36%. The increase in the provision for income taxes in the second quarter of 2015 as compared to the same period in the prior year was attributable to higher pre-tax income and a higher effective tax rate due to the generation of a greater proportion of U.S. source earnings, which are generally taxed at a higher rate than foreign source earnings.
For the six months ended June 30, 2015, the provision for taxes was $10.9 million, which reflected an effective tax rate of 39%. This compares to a provision for taxes for the six months ended June 30, 2014 of $4.6 million, which reflected an effective tax rate of 36%. The increase in the provision for income taxes in the six months ended June 30, 2015 as compared to the same period in 2014 resulted from higher pre-tax income and a higher effective rate due to the generation of a greater proportion of U.S. source earnings as discussed above.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At June 30, 2015, we had cash and cash equivalents of $47.3 million, of which $24.6 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
We generate cash from our operating activities principally in the form of advisory fees. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repurchase of shares of our common stock, the repayment of debt obligations and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, debt repayments and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At June 30, 2015, we had long-term receivables related to our global primary capital advisory engagements of $33.5 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which include accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2015, cash bonuses and accrued benefits of $20.7 million relating to 2014 compensation were paid to our employees. In addition, in 2015, we have paid $7.5 million related to income taxes owed principally in the U.S. and the U.K. for the year ended December 31, 2014.
To provide for working capital needs and other general corporate purposes in the U.S, we have a $50.0 million revolving bank loan facility, which matures April 30, 2016. Historically, we have been able to extend the maturity date of the revolving bank loan facility for a one year period shortly before maturity, and we expect to renew the revolving bank loan facility in future periods although our ability to do so in the future is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate or 3.25%. At June 30, 2015, we had $38.8 million outstanding under the revolving bank loan facility.
As part of the consideration paid for our acquisition of Cogent, at closing on April 1, 2015, we paid approximately $44.0 million in cash and issued 779,454 shares of our common stock to those former Cogent equity holders who joined Greenhill Cogent. To fund the cash portion of the consideration paid and transaction costs, we borrowed $45.0 million under bank term loan facilities, of which $22.5 million is payable in full by April 30, 2016 and the remaining $22.5 million is payable in four equal semi-annual installments beginning October 31, 2016. The bank term loan facilities may be prepaid without penalty but amounts prepaid may not be reborrowed. During the second quarter of 2015, we repaid $11.3 million, or 50% of the amount due on April 30, 2016. The interest rate applicable to the bank term loan amount due in April 2016 is equal to the Prime Rate plus three-quarters of one percent (0.75%) per annum.  The interest rate generally applicable to the bank term loan facility with the first installment due in October 2016 is equal to the Prime rate plus one and one-quarter percent (1.25%) per annum.  The interest rate applicable to either of the bank term loan facilities shall never be less than four percent (4.00%) per annum. Both the revolving bank loan facility and the bank term loan facilities are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, each of the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants on a quarterly basis. At June 30, 2015, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
As additional contingent consideration for the purchase of Cogent, we agreed to pay approximately $18.9 million in cash and issue 334,048 shares of our common stock in the future if certain agreed revenue targets are achieved (the "Earnout"). The cash payment and the issuance of common shares related to the Earnout will be made if Greenhill Cogent achieves a revenue target during either the two year period ended on the second anniversary of the closing (April 1, 2017) or the two year period ending on the fourth anniversary of the closing (April 1, 2019). If the revenue target is achieved the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two year Earnout periods a payment will not be made.

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
Since our exit from the merchant banking business in 2010, we have monetized substantially all of our principal investments in previously sponsored merchant banking funds and used the net proceeds principally to make open market share repurchases and to reduce borrowings outstanding on the revolving bank loan facility. At June 30, 2015, our remaining investments in previously sponsored and other merchant banking funds were valued at $3.3 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. At June 30, 2015, we do not have any remaining commitments to fund capital calls for principal investments.
In January 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2015. For the six months ended June 30, 2015, we were deemed to have repurchased 312,748 shares of our common stock at an average price of $34.55 per share (for a total cost of $10.8 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested. While we expect to fund future repurchases of our common stock (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. As a result of the bank financing arrangements related to our acquisition of Cogent, we expect to use a large portion of our operating cash flow in 2015, after the payment of dividends, to fund the bank term loan payment due in April 2016. Future repurchases of our common stock will be dependent upon our cash flow generation and take into account the payment of dividends, repayments of the bank term loan facilities and potential obligations under the Earnout.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at July 31, 2015, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $65.2 million (as calculated based upon the closing share price as of July 31, 2015 of $39.33 per share and assuming a withholding tax rate of 43%) over the next five years, of which an additional $1.1 million will be payable in 2015, $15.2 million will be payable in 2016, $15.1 million will be payable in 2017, $14.5 million will be payable in 2018, $9.2 million will be payable in 2019 and $10.2 million will be payable in 2020. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2014, we made dividend distributions of $56.3 million, or $1.80 per common share and outstanding restricted stock unit. During the six months ended June 30, 2015, we made dividend distributions of $29.4 million, or $0.90 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facilities, contractual restrictions and other factors as the Board of Directors may deem relevant.
While we believe that the cash generated from operations and borrowings from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, bank term loan repayments, potential payments due under the Earnout, common dividend payments, share repurchases and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, or at all, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly repatriate foreign earnings, issue additional securities, reduce operating costs or take a combination of these actions, in each case, on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
In the six months ending June 30, 2015, our cash and cash equivalents decreased by $3.7 million from December 31, 2014, including a decrease of $0.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $51.9 million from operating activities, including $42.4 million from net income after giving effect to non-cash items and a net decrease in working capital of $9.5 million principally from a decrease in advisory fees receivable offset by the payment of annual bonuses. We used $45.2 million in investing activities, principally as a result of the net payment of $45.3 million for the acquisition of Cogent, including transaction costs, and $0.7 million for leasehold improvements, offset in part by proceeds of $0.8 million from merchant banking fund investments. We used $9.8 million in financing activities, including $29.4 million for the payment of dividends, $10.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $6.5 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowing of $33.8 million of bank term loan facilities ($45.0 million of bank term loans to finance Cogent, net of a repayment of $11.3 million), and net borrowings of $3.2 million on our revolving bank loan facility.
In the six months ending June 30, 2014, our cash and cash equivalents decreased by $13.5 million from December 31, 2013. We generated $30.3 million from operating activities, including $36.6 million from net income after giving effect to non-cash items and a net increase in working capital of $6.2 million principally from the payment of annual bonuses and accrued income taxes, offset by a decrease in advisory fees receivables. We used $1.0 million for investing activities, including $1.3 million for leasehold improvements, offset in part by distributions from merchant banking fund investments of $0.3 million. We used $42.9 million in financing activities, including $28.6 million for the payment of dividends, $18.2 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $2.7 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the funding of $6.6 million from net borrowings on our revolving bank loan facility.

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
We monitor the quality of our investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our cash and cash equivalents are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, yen, Swedish krona and Brazilian real, and we face foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. We currently do not hedge our foreign currency exposure, but we may do so if we expect we will need to fund U.S. dollar obligations with foreign currency.
With regard to our investments in merchant banking funds, we face exposure to changes in the fair value of the companies in which we have directly or indirectly invested, which historically has been volatile. We manage the risks associated with the merchant banking portfolio by assessing information provided by the funds.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 29% of our revenues for the period ended June 30, 2015 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the six month period ended June 30, 2015, as compared to the same period in 2014, the value of the U.S. dollar strengthened considerably relative to the pound sterling, euro and Australian dollar. In aggregate, although there was a negative impact on our revenues in the first six months of 2015 as compared to the same period in 2014 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

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

We recognize capital advisory fees from primary capital raising transactions at the time of the client's acceptance of capital or capital commitments to a fund in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of capital committed to the fund. For multiple closings, revenue is recognized at each interim closing based on the amount of capital committed at each closing at the fixed fee percentage. At the final closing, revenue is recognized at the fixed percentage for the amount of capital committed since the last interim closing.

The Company recognizes capital advisory fees from secondary market transactions at the time the sale or transfer of the capital interest is completed in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of the transaction value.

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

Issuer Purchases of Equity Securities in the Second Quarter of 2015:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
Apr	—	$—	—	$75,000,000
May	—	—	—	75,000,000
Jun	—	—	—	75,000,000
Total	—		—	$75,000,000

_____________________________________________

(1)
Excludes 5,741 shares we are deemed to have repurchased in the second quarter of 2015 at an average price of $42.30 per share, or $0.2 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 28, 2015, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2015 to December 31, 2015.

(3)
The value of the shares repurchased for the six months ended June 30, 2015 excludes 312,748 shares we are deemed to have repurchased at an average price of $34.55 per share, or $10.8 million, from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

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
Dated: August 5, 2015

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb
Chief Financial Officer

II-1