Form 10-Q
period 2015-09-30
GREENHILL & CO INC
filed 2015-11-04
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of October 30, 2015, there were 29,325,374 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents ($4.6 million and $6.2 million restricted from use at September 30, 2015 and December 31, 2014, respectively)	$35,286	$50,940
Advisory fees receivable, net of allowance for doubtful accounts of $0.3 million and $0.1 million at September 30, 2015 and December 31, 2014, respectively	82,517	81,771
Other receivables	6,054	5,493
Property and equipment, net of accumulated depreciation of $59.5 million at September 30, 2015 and $58.5 million at December 31, 2014	10,240	10,335
Investments in merchant banking funds	3,451	4,173
Goodwill	206,182	130,976
Deferred tax asset, net	53,613	50,244
Other assets	6,182	3,718
Total assets	$403,525	$337,650
Liabilities and Equity
Compensation payable	$11,846	$26,404
Accounts payable and accrued expenses	11,526	9,035
Current income taxes payable	10,939	10,007
Bank revolving loan payable	44,920	35,600
Bank term loans payable	33,750	—
Contingent obligation due selling unitholders of Cogent	13,244	—
Deferred tax liability	993	362
Total liabilities	127,218	81,408
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 40,505,914 and 38,898,163 shares issued as of September 30, 2015 and December 31, 2014, respectively; 29,321,202 and 28,053,563 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	405	389
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized and 1,099,877 shares issued as of September 30, 2015 and December 31, 2014; 0 and 439,951 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	—	14,446
Restricted stock units	73,182	90,107
Additional paid-in capital	697,396	596,463
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2015 and December 31, 2014; 32,804 shares outstanding as of September 30, 2015 and December 31, 2014	1,958	1,958
Retained earnings	116,200	141,290
Accumulated other comprehensive income (loss)	(30,520)	(17,969)
Treasury stock, at cost, par value $0.01 per share; 11,184,712 and 10,844,600 shares as of September 30, 2015 and December 31, 2014, respectively	(583,008)	(571,136)
Stockholders’ equity	275,613	255,548
Noncontrolling interests	694	694
Total equity	276,307	256,242
Total liabilities and equity	$403,525	$337,650
See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2015	2014	2015	2014
Revenues
Advisory revenues	$50,278	$91,669	$185,132	$204,111
Investment revenues (losses)	354	324	725	(5,526)
Total revenues	50,632	91,993	185,857	198,585
Expenses
Employee compensation and benefits	30,703	45,996	103,724	109,974
Occupancy and equipment rental	5,559	4,956	15,901	14,088
Depreciation and amortization	894	804	2,536	2,447
Information services	2,332	2,419	6,714	6,618
Professional fees	1,606	1,453	5,765	4,078
Travel related expenses	3,257	2,225	8,916	8,534
Interest expense	666	402	1,733	978
Other operating expenses	4,473	3,106	11,486	8,348
Total expenses	49,490	61,361	156,775	155,065
Income before taxes	1,142	30,632	29,082	43,520
Provision for taxes	458	10,759	11,376	15,355
Net income allocated to common stockholders	$684	$19,873	$17,706	$28,165
Average shares outstanding:
Basic	31,196,845	30,046,450	30,971,658	30,326,050
Diluted	31,215,999	30,048,128	31,023,713	30,338,516
Earnings per share:
Basic	$0.02	$0.66	$0.57	$0.93
Diluted	$0.02	$0.66	$0.57	$0.93
Dividends declared and paid per share	$0.45	$0.45	$1.35	$1.35

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income allocated to common stockholders	$684	$19,873	$17,706	$28,165
Currency translation adjustment, net of tax	(7,305)	(8,196)	(12,551)	(3,374)
Comprehensive income (loss) allocated to common stockholders	$(6,621)	$11,677	$5,155	$24,791

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$389	$379
Common stock issued	16	10
Common stock, end of the period	405	389
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	14,446	14,446
Contingent convertible preferred stock canceled	(14,446)	—
Contingent convertible preferred stock, end of the period	—	14,446
Restricted stock units
Restricted stock units, beginning of the period	90,107	117,258
Restricted stock units recognized, net of forfeitures	34,967	39,990
Restricted stock units delivered	(51,892)	(67,141)
Restricted stock units, end of the period	73,182	90,107
Additional paid-in capital
Additional paid-in capital, beginning of the period	596,463	534,533
Common stock issued and contingently issued common stock	94,353	66,591
Contingent convertible preferred stock transferred	14,446	—
Tax (expense) from the delivery of restricted stock units	(7,866)	(4,661)
Additional paid-in capital, end of the period	697,396	596,463
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	141,290	152,412
Dividends	(44,295)	(56,283)
Tax benefit from payment of restricted stock unit dividends	1,499	1,773
Net income allocated to common stockholders	17,706	43,388
Retained earnings, end of the period	116,200	141,290
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(17,969)	(9,361)
Currency translation adjustment, net of tax	(12,551)	(8,608)
Accumulated other comprehensive income (loss), end of the period	(30,520)	(17,969)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(571,136)	(534,957)
Repurchased	(11,872)	(36,179)
Treasury stock, end of the period	(583,008)	(571,136)
Total stockholders’ equity	275,613	255,548
Noncontrolling interests
Noncontrolling interests, beginning of the period	694	1,042
Distributions to noncontrolling interests	—	(348)
Noncontrolling interests, end of the period	694	694
Total equity	$276,307	$256,242

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income allocated to common stockholders	$17,706	$28,165
Adjustments to reconcile net income allocated to common stockholders to net cash provided by operating activities:
Non-cash items included in net income allocated to common stockholders:
Depreciation and amortization	2,536	2,447
Net investment (gains) losses	(24)	6,566
Restricted stock units recognized and common stock issued	34,967	30,352
Deferred taxes	(3,351)	1,774
Deferred gain on sale of certain merchant banking assets	—	(146)
Changes in operating assets and liabilities:
Advisory fees receivable	10,332	(3,088)
Other receivables and assets	1,820	(1,436)
Compensation payable	(14,558)	2,277
Accounts payable and accrued expenses	1,246	318
Current income taxes payable	932	(4,362)
Net cash provided by operating activities	51,606	62,867
Investing activities:
Purchases of investments	(21)	(28)
Distributions from investments	768	585
Purchases of property and equipment	(1,954)	(1,807)
Cogent acquisition	(45,260)	—
Net cash used in investing activities	(46,467)	(1,250)
Financing activities:
Proceeds from revolving bank loan	65,020	55,351
Repayment of revolving bank loan	(55,700)	(47,000)
Proceeds from bank term loans	45,000	—
Repayment of bank term loans	(11,250)	—
Dividends paid	(44,295)	(42,191)
Purchase of treasury stock	(11,872)	(29,586)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	(6,368)	(2,612)
Net cash used in financing activities	(19,465)	(66,038)
Effect of exchange rate changes on cash and cash equivalents	(1,328)	(1,388)
Net decrease in cash and cash equivalents	(15,654)	(5,809)
Cash and cash equivalents, beginning of period	50,940	42,679
Cash and cash equivalents, end of period	$35,286	$36,870
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,698	$940
Cash paid for taxes, net of refunds	$14,139	$15,495

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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $0.9 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and $4.2 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record a bad debt expense for the three month period ended September 30, 2015. For the nine month period ended

September 30, 2015 the Company recorded a bad debt expense of $0.3 million. The Company did not record a bad debt expense for the three or nine month periods ended September 30, 2014.
Included in the advisory fees receivable balance at September 30, 2015 and December 31, 2014 were $31.9 million and $37.3 million, respectively, of long term receivables related to capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to capital advisory engagements of $0.2 million and $0.3 million for the three month periods ended September 30, 2015 and 2014, respectively, and $0.6 million and $0.7 million for the nine month periods ended September 30, 2015 and 2014, respectively.
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

The cash payment and the issuance of common shares related to the Earnout will be made if Greenhill Cogent achieves a revenue target during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made. The fair value of the contingent issuance of common shares was valued on the date of the Acquisition at $11.9 million and has been recorded as a component of equity in the condensed consolidated statement of financial condition. The fair value of the contingent cash consideration was valued on the date of the Acquisition at $13.1 million and will be remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. For the three and nine months ended September 30, 2015, the fair value of the contingent consideration increased by $0.1 million based on changes in the estimated probability of achievement and present value of the remaining term. See "Note 6 — Fair Value of Financial Instruments".
The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Cogent have been included in the condensed consolidated statements of income from the date of acquisition. The Company incurred $1.2 million of transaction costs related to the Acquisition which have been included as a component of professional fees in the condensed consolidated statement of income for the period ended September 30, 2015.
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
The estimated fair value of the intangible assets acquired, which consist of Cogent's backlog of client assignments that existed at the time of the closing, customer relationships, and trade name, is based, in part, on a valuation using an income approach, market approach or cost approach and has been included in other assets on the condensed consolidated statement of financial condition as of September 30, 2015. The estimated fair value ascribed to the identifiable intangible assets will be amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between one to three years. For the three and nine months ended September 30, 2015, the Company recorded amortization expense of $0.2 million and $0.4 million, respectively, in respect of these assets.
The total purchase includes an escrow amount of $8.9 million, which is held by a third party agent, and may be used to cover potential post-closing obligations of the sellers prior to the first anniversary of the closing.
Under the terms of the purchase, the purchase price is subject to a post-closing adjustment based upon Cogent's net working capital, as defined, as of March 31, 2015. Included in accrued expense in the condensed consolidated statement of financial condition as of September 30, 2015 is an amount due to sellers of approximately $0.6 million.
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
Set forth below are the Company's summary unaudited pro forma results of operations for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014. The unaudited pro forma results of operations for the nine months ended September 30, 2015 include the historical results of the Company and give effect to the Acquisition if it had occurred on January 1, 2015. These pro forma results include the actual results of Cogent from January 1, 2015 through March 31, 2015. For the period April 1, 2015 through September 30, 2015, Cogent's results were included in the consolidated results of the Company. The unaudited results of operations for the three and nine months ended September 30, 2014 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2014. The pro forma amounts include Cogent's actual results for the three and nine months ended September 30, 2014. See "Note 9 — Equity" and "Note 10 — Earnings per Share".
The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the Acquisition occurred on January 1, 2015, or to project the Company's results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company's control.

	For the Three Months Ended September 30,
	2015	2014
	(in millions, except per share amounts) (unaudited)
	(actual)	(pro forma)
Revenues	$50.7	$101.1
Income before taxes	1.1	32.6
Net income allocated to common stockholders	0.7	21.1
Diluted earnings per share	$0.02	$0.69

	For the Nine Months Ended September 30,
	2015	2014
	(in millions, except per share amounts) (unaudited)
	(pro forma)	(pro forma)
Revenues	$196.3	$217.2
Income before taxes	31.0	45.1
Net income allocated to common stockholders	18.9	29.2
Diluted earnings per share	$0.59	$0.94

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

Note 4 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2015	2014
	(in thousands, unaudited)
Cash	$29,364	$35,748
Cash equivalents	1,282	8,998
Restricted cash - deferred compensation plan	113	498
Restricted cash - letters of credit	4,527	5,696
Total cash and cash equivalents	$35,286	$50,940

The carrying value of the Company's cash equivalents approximates fair value. Cash is restricted for the payout of Greenhill Australia's deferred compensation plan, which is being distributed over a 7 year period ending in 2016. A deferred compensation liability relating to the plan of $0.1 million and $0.5 million as of September 30, 2015 and December 31, 2014, respectively, has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable.

Letters of credit are secured by cash held on deposit.

Note 5 — Investments in Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds.

The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of September 30,	As of December 31,
	2015	2014
	(in thousands, unaudited)
Investment in GCP I	$1,019	$1,600
Investment in GCP II	784	907
Investment in other merchant banking funds	1,648	1,666
Total investments in merchant banking funds	$3,451	$4,173
As of September 30, 2015, the Company continues to retain control only of the general partners of GCP I and GCP II and consolidates the results of each such general partner.
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million at each of September 30, 2015 and December 31, 2014, respectively, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II represents an interest in a previously sponsored merchant banking fund and includes $0.6 million at each of September 30, 2015 and December 31, 2014, respectively, related to the noncontrolling interests in the general partner of GCP II.
Investment in other merchant banking funds includes the Company's investment in Barrow Street III, a real estate investment fund.
At September 30, 2015, the Company had no remaining unfunded commitments.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$147	$(35)	$25	$(6,539)
Deferred gain on sale of certain merchant banking assets	—	48	—	146
Interest income	207	311	700	867
Total investment revenues (losses)	$354	$324	$725	$(5,526)

Note 6 — Fair Value of Financial Instruments
There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the three and nine month periods ended September 30, 2015 and 2014. There were no Level 3 assets or liabilities measured at fair value during the three and nine months ended September 30, 2014.
The following table sets forth the measurement at fair value on a recurring basis of the contingent cash consideration due the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the Acquisition on April 1, 2015 and is categorized as a Level 3 liability. See "Note 3 — Acquisition".

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2015
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,244	$13,244
Total	$—	$—	$13,244	$13,244

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2015 are as follows:

	Opening Balance as of July 1, 2015	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of September 30, 2015	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2015
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,144	$(100)	$—	$—	$—	$—	$—	$13,244	$(100)
Total	$13,144	$(100)	$—	$—	$—	$—	$—	$13,244	$(100)

	Opening Balance as of January 1, 2015	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of September 30, 2015	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2015
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$(100)	$—	$13,144	$—	$—	$—	$13,244	$(100)
Total	$—	$(100)	$—	$13,144	$—	$—	$—	$13,244	$(100)

Realized and unrealized gains (losses) are reported as a component of other operating expenses in the condensed consolidated statements of income.

The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of September 30, 2015:

	Fair Value as of September 30, 2015	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,244	Present value of expected payments	Discount rate		12%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of September 30, 2015 was principally based on the acquired business' projected revenue generation from April 1, 2015 through March 31, 2017 and April 1, 2017 through March 31, 2019.

Valuation Processes - Level 3 Measurements - The Company utilizes a valuation technique based on a present value method applied to the probability of achieving a range of potential revenue outcomes. The valuation was conducted by the Company. The Company updates unobservable inputs each reporting period and has a formal process in place to review changes in fair value.

Sensitivity Analysis - Level 3 Measurements - The significant unobservable inputs used in determining fair value are the discount rate and forecast revenue information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecast revenue information would result in a higher (lower) fair value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other.

Note 7 — Related Parties
At September 30, 2015 and December 31, 2014, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $18,300 and $19,200 for the three month periods ended September 30, 2015 and 2014, respectively, and $52,800 and $57,600 for the nine month periods ended September 30, 2015 and 2014, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 8 — Bank Loan Facilities
At September 30, 2015, the Company had a revolving bank loan facility to provide for working capital needs and for other general corporate purposes. In conjunction with the acquisition of Cogent, the amount of the revolving bank loan facility was increased to $50.0 million and the maturity date was extended to April 30, 2016. The revolving bank loan facility bears interest at the higher of the Prime Rate or 3.25%. The weighted average daily borrowings outstanding under the revolving bank loan facility were approximately $34.4 million and $34.5 million for the nine months ended September 30, 2015 and 2014, respectively. The weighted average interest rate was 3.25% for the nine months ended September 30, 2015 and 2014.
In connection with the acquisition of Cogent on April 1 , 2015, the Company funded the cash component of the consideration paid at closing with two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million, and together in the aggregate amount of $45.0 million. One Term Loan Facility is payable in full on April 30, 2016 (the "12 Month Facility") and bears interest at the Prime Rate plus three-quarters of one percent (0.75%) per annum. The other Term Loan Facility matures on April 30, 2018 (the "36 Month Facility"), is payable in four equal semi-annual installments beginning October 31, 2016 and bears interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate shall be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the bank term loan facility is $7.5 million or less. There are no prepayment penalties for the early repayment of either Term Loan Facility. Principal amounts repaid on the Term Loan Facilities cannot be reborrowed. The interest rate applicable to the Term Loan Facilities shall never be less than four percent (4.00%) per annum. The weighted average interest rate related to the Term Loan Facilities was 4.33% for the three months ended September 30, 2015. At September 30, 2015, the outstanding principal balances of the 12 Month Facility and the 36 Month Facility were $11.3 million and $22.5 million, respectively. See "Note 3 — Acquisition".
The revolving and term loan facilities are provided by a U.S. banking institution and are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. At September 30, 2015 and December 31, 2014, the Company was compliant with all loan covenants.

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
On September 16, 2015, a dividend of $0.45 per share was paid to stockholders of record on September 2, 2015. For the nine months ended September 30, 2015 dividend payments of $1.35 per share were paid to stockholders. Dividends include dividend equivalents of $5.1 million and $4.0 million, which were paid on outstanding restricted stock units for the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015, 823,639 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 340,112 shares at an average price of $34.91 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
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

Note 10 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$684	$19,873	$17,706	$28,165
Denominator for basic EPS — weighted average number of shares	31,197	30,046	30,972	30,326
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	19	2	52	13
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,216	30,048	31,024	30,339
Earnings per share:
Basic	$0.02	$0.66	$0.57	$0.93
Diluted	$0.02	$0.66	$0.57	$0.93

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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of September 30, 2015, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 12 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2015, G&Co’s net capital was $4.6 million, which exceeded its requirement by $4.3 million. G&Co’s aggregate indebtedness to net capital ratio was 0.8 to 1 at September 30, 2015. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. Greenhill Cogent is subject to capital requirements of the SEC and the FCA. We are also subject to certain regulatory capital requirements in other jurisdictions. As of September 30, 2015, GCI, Greenhill Australia, Greenhill Cogent and our other regulated operations were in compliance with local capital adequacy requirements.

Note 13 — Business Information
The Company's activities as an investment banking firm constitutes a single business segment, with two principal sources of revenue:

•	Advisory, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and capital advisory services; and

•	Investments, which includes the Company's principal investments in merchant banking funds and interest income.

The following provides a breakdown of our revenues by source for the three and nine month periods ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$50.3	99%	$91.7	100%
Investment revenues	0.4	1%	0.3	—%
Total revenues	$50.7	100%	$92.0	100%

	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$185.1	100%	$204.1	103%
Investment revenues (losses)	0.7	—%	(5.5)	(3)%
Total revenues	$185.8	100%	$198.6	100%

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

On October 22, 2015, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on December 16, 2015 to the common stockholders of record on December 2, 2015.

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
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown steadily, through recruiting talented managing directors and other senior professionals from major investment banks, independent financial advisory firms and other institutions, with a range of geographic, industry and transaction specialties as well as high-level corporate and other relationships, as well as through training, developing and promoting professionals internally. Since the opening of our original office in New York, we have expanded beyond merger and acquisition advisory services to include financing, restructuring and capital advisory services, have expanded the breadth of our sector expertise to cover substantially all major industries and have expanded globally to 15 offices across five continents.
During the first nine months of 2015, we recruited five M&A focused Managing Directors who joined our teams in Houston, San Francisco, Sydney and Tokyo and one M&A focused Senior Advisor who joined our team in London. In addition, on April 1, 2015, we completed the acquisition of Cogent Partners, LP and its affiliates ("Cogent") (now known as "Greenhill Cogent"), a global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets. Greenhill Cogent's principal office is in Dallas and it has personnel who are located in London, New York, San Francisco and Singapore. All eight of Cogent's client-facing Managing Directors and total staff of 41 employees joined the Firm at closing.

Our financial results include the financial results of Greenhill Cogent from the date of our acquisition. As a result of the acquisition, we will incur additional recurring non-compensation costs, which have historically approximated $7.0 million annually. We will also incur interest expense related to the financing of the acquisition as well as the cost of the amortization of identifiable intangibles as determined based on the allocation of the purchase price. We expect compensation costs for the new employees will approximate our historical ratio of compensation to revenues.
In addition, as part of the purchase value of Greenhill Cogent we valued the contingent cash consideration related to the Earnout at the date of acquisition at $13.1 million. If the likelihood that Greenhill Cogent will achieve the Earnout increases during a quarterly period we will record as expense the change in the estimated fair value of the contingent cash consideration until it reaches its face value of $18.9 million. And contrarily, if the likelihood that Greenhill Cogent will achieve the Earnout decreases during a quarterly period we will record as income the decrease in the estimated fair value of the contingent consideration until it reaches zero.
Beginning in 2011, as a result of our exit from the management of the merchant banking funds, we began to monetize our principal investments, which we substantially completed by December 2013. As a result, we do not expect to report meaningful investment revenues or losses in future periods. At September 30, 2015, we held remaining investments in merchant banking funds with an estimated fair value of $3.5 million.

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
Advisory revenues were $50.3 million in the third quarter of 2015 compared to $91.7 million in the third quarter of 2014, a decrease of $41.4 million, or 45%. For the nine months ended September 30, 2015, advisory revenues were $185.1 million compared to $204.1 million, a decrease of $19.0 million, or 9%.
The largest driver of our revenues is M&A completions and, on a year to date basis through September 30, 2015, the number of completed transactions globally decreased 3% versus the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) increased by 36%, driven by a small number of large transaction completions.1 General market data continues to show significant improvement in M&A only for the very largest transactions, with the number of global deals under $500 million on track to be down relative to last year, and the number of transactions in the $500 million to $5 billion range on track to be up only slightly.2 For the Firm, the timing of transaction completions can create volatility in our quarterly revenues and profits, which was the case in the third quarter of 2015 when we realized very few transaction completions resulting in lower than typical advisory revenue. However, based on the number of large announced transactions in which we have been involved in 2015 and the expected timing of the completion of those transactions, we expect a larger backlog of fees from announced transactions, as we begin 2016, than we have had in the past several years.
Much of the transaction activity in the market generally has been in the U.S. For the Firm, consistent with the general market data, during the nine months ended September 30, 2015, the U.S. M&A business continued to be the strongest performing region for us. Our European business was our next largest contributor, with the largest portion of that generated in the U.K., although our revenues declined in Europe as we had fewer transaction completions during the first nine months of 2015 compared to the same period in 2014. Our Australian and Asian businesses, in aggregate, remained relatively flat. In Brazil, despite a challenging economic and political environment, our team remains active on many transaction assignments. As transaction activity broadens across deal sizes and to markets outside the U.S. and U.K., as history suggests it ultimately will, we expect our opportunities for M&A revenue globally to grow materially.
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

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of October 22, 2015.

(2)	Source: Thomson Financial as of October 22, 2015.

Results of Operations
Summary
Our total revenues of $50.7 million for the third quarter of 2015 compare to total revenues of $92.0 million for the third quarter of 2014, which represented a decrease of $41.3 million, or 45%. Advisory revenues for the third quarter of 2015 were $50.3 million compared to $91.7 million for the third quarter of 2014. In the third quarters of 2015 and 2014, we recognized investment revenues of $0.4 million and $0.3 million, respectively. The decrease in our third quarter revenues as compared to the same period in 2014 resulted from the decrease in advisory revenues.
For the nine months ended September 30, 2015, total revenues were $185.8 million compared to $198.6 million for the comparable period in 2014, a decrease of $12.8 million, or 6%. Advisory revenues for the nine months ended September 30, 2015 were $185.1 million compared to $204.1 million over the same year to date period in 2014. For the nine months ended September 30, 2015, we recognized investment revenues of $0.7 million compared to an investment loss of $5.5 million for the same period in 2014. The decrease in our year to date revenues as compared to the same period in 2014 principally resulted from a decrease in advisory revenues of $19.0 million.
Our third quarter 2015 net income allocated to common stockholders of $0.7 million and diluted earnings per share of $0.02 compare to net income allocable to common stockholders of $19.9 million and diluted earnings per share of $0.66 in the third quarter of 2014. On a year to date basis, net income allocated to common stockholders was $17.7 million through September 30, 2015, compared to $28.2 million for the comparable period in 2014. Diluted earnings per share for the nine months ended September 30, 2015 were $0.57 compared to $0.93 for the same period in 2014.
Our quarterly revenues and net income can fluctuate materially depending on the number, size and timing of completed transactions on which we advised, the size of investment gains (or losses), and other factors. Accordingly, the revenues and net income in any particular period may not be indicative of future results.
Revenues by Source
The following provides a breakdown of total revenues by source for the three and nine month periods ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$50.3	99%	$91.7	100%
Investment revenues	0.4	1%	0.3	—%
Total revenues	$50.7	100%	$92.0	100%

	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Total	Amount	% of Total
	(in millions, unaudited)
Advisory revenues	$185.1	100%	$204.1	103%
Investment revenues (losses)	0.7	—%	(5.5)	(3)%
Total revenues	$185.8	100%	$198.6	100%

Advisory Revenues
Advisory revenues primarily consist of financial advisory and transaction related fees earned in connection with advising clients on mergers, acquisitions, financings, restructurings, capital advisory transactions, or similar transactions. A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, fund raising or similar transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn on-going retainer and strategic advisory fees, and fees payable upon the commencement of an engagement, on a monthly or quarterly basis, or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, in our capital advisory business, we generally earn advisory fees based upon a percentage of capital committed to the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing.
We earned $50.3 million in advisory revenues in the third quarter of 2015 compared to $91.7 million in the third quarter of 2014, a decrease of $41.4 million, or 45%. The decrease in advisory revenues in the third quarter of 2015 as compared to the same period in 2014 primarily resulted from a significant decrease in completed transaction fees due to fewer transaction closings, as well as the smaller scale of the transactions that closed.
For the nine months ended September 30, 2015, advisory revenues were $185.1 million compared to $204.1 million in 2014, a decrease of $19.0 million, or 9%. This decrease in our advisory revenues principally resulted from a decrease in completed transaction fees, offset in part by an increase in revenues from announcement fees and capital advisory fees, including fees from Greenhill Cogent.

Completed assignments in the third quarter of 2015 included:

•	the acquisition by Alcoa Inc. of RTI International Metals, Inc.;

•	the acquisition by Emdeon Inc. of Altegra Health, Inc.;

•	the sale by GlaxoSmithKline Consumer Healthcare of a portfolio of OTC brands to Perrigo Company plc; and,

•	the representation of Tabcorp Holdings Limited on a long-term media rights deal for Victorian thoroughbred racing.

During the third quarter of 2015, our capital advisory group advised real estate and private equity fund general partners on one final closing and three interim closings of primary capital commitments from institutional investors to such funds. In addition, our secondary capital advisory group, through Greenhill Cogent, advised institutional investors on 23 closings of sales of limited partnership interests in secondary market transactions.
Investment Revenues

Investment revenues consist of investment gains and losses from our investments in merchant banking funds and interest income.
The following table sets forth additional information relating to our investment revenues for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$0.2	$—	$—	$(6.5)
Deferred gain on sale of certain merchant banking assets	—	—	—	0.1
Interest income	0.2	0.3	0.7	0.9
Total investment revenues (losses)	$0.4	$0.3	$0.7	$(5.5)

For the third quarter of 2015, we recorded investment revenues of $0.4 million compared to $0.3 million in the third quarter of 2014. Investment revenues primarily consisted of interest income during both quarterly periods.
For the nine months ended September 30, 2015, we recorded investment revenues of $0.7 million as compared to an investment loss of $5.5 million for the nine months ended September 30, 2014. The investment revenues for the nine months ended September 30, 2015 were principally derived from interest income. The investment loss for the nine months ended September 30, 2014 principally resulted from a write down of a merchant banking fund investment, partially offset by interest income.
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
At September 30, 2015, we had principal investments of $3.5 million, which consists of many small investments in our previously sponsored and other merchant banking funds. For our remaining investments in the merchant banking funds, the size and timing of changes in the fair value of these investments are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. We will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are fully liquidated. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could negatively impact the amount of investment revenues or losses we record in any period.

Operating Expenses

We classify operating expenses as employee compensation and benefits expenses and non-compensation expenses.
Our total operating expenses for the third quarter of 2015 were $49.5 million, which compared to $61.4 million of total operating expenses for the third quarter of 2014. This represents a decrease in total operating expenses of $11.9 million, or 19%, and resulted from a decrease in our compensation and benefits expenses, partially offset by an increase in non-compensation expenses, both as described in more detail below. As a result of our relatively low revenue during the current quarter, the pre-tax profit margin for the three months ended September 30, 2015 was 2% as compared to 33% for the same period in 2014.
For the nine months ended September 30, 2015, total operating expenses were $156.8 million, compared to $155.1 million of total operating expenses for the same period in 2014. The increase of $1.7 million, or 1%, resulted from an increase in our non-compensation expenses, partially offset by a decrease in our compensation and benefit expenses, both as described in more detail below. The pre-tax profit margin for the nine months ended September 30, 2015 was 16% as compared to 22% for the same period in 2014.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, unaudited)
Employee compensation and benefits expenses	$30.7	$46.0	$103.7	$110.0
% of revenues	61%	50%	56%	55%
Non-compensation expenses	18.8	15.4	53.1	45.1
% of revenues	37%	17%	29%	23%
Total operating expenses	49.5	61.4	156.8	155.1
% of revenues	98%	67%	84%	78%
Total income before tax	1.1	30.6	29.1	43.5
Pre-tax profit margin	2%	33%	16%	22%
Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the third quarter of 2015 were $30.7 million, which reflected a 61% ratio of compensation to revenues. This amount compared to $46.0 million for the third quarter of 2014, which reflected a 50% ratio of compensation to revenues. The decrease of $15.3 million, or 33%, was principally attributable to a reduction in amount of accrued year-end bonuses commensurate with the decline in quarterly revenues. The increase in the ratio of compensation to revenues in the third quarter of 2015 as compared to the same period in 2014 resulted from the effect of spreading our lower compensation costs over significantly lower revenues.
For the nine months ended September 30, 2015, our employee compensation and benefits expenses were $103.7 million compared to $110.0 million for the same period in the prior year. The decrease of $6.3 million, or 6%, was principally attributable to a lower year-end bonus accrual related to lower year to date revenues. The ratio of compensation to revenues was 56% for the first nine months of 2015 compared to 55% for the same period in 2014.

Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in a future period.
Non-Compensation Expenses
Our non-compensation expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, interest expense and other operating expenses. Reimbursed client expenses are netted against non-compensation expenses.
Our non-compensation expenses were $18.8 million in the third quarter of 2015 compared to $15.4 million in the third quarter of 2014, reflecting an increase of $3.4 million, or 22%. The increase in non-compensation expenses principally resulted from operating costs related to Greenhill Cogent, which we acquired on April 1, 2015, non-recurring foreign currency losses related to funding our Brazilian business, higher travel costs for business development activities, and an increase in interest costs related to the funding of the acquisition of Greenhill Cogent. Interest expense for the quarter, included within non-compensation expenses, was $0.7 million.
For the nine months ended September 30, 2015, our non-compensation expenses were $53.1 million compared to $45.1 million for the same period in 2014, representing an increase of $8.0 million, or 18%. The increase in non-compensation expenses principally resulted from operating, borrowing and transaction costs related to the acquisition and operation of Greenhill Cogent, foreign currency losses related to our Brazilian operation, and one-time costs associated with new office space in Sydney. We expect that certain costs related to the Cogent acquisition will decline over future periods as we sublease rental space, amortize intangible assets and repay our borrowings. Interest expense for the first nine months of 2015, included within non-compensation expenses, was $1.7 million.
Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2015 were 37% compared to 17% for the same period in 2014. Non-compensation expenses as a percentage of revenues for the nine months ended September 30, 2015 were 29% compared to 23% for the same period in the prior year. The increase in non-compensation expenses as a percentage of revenues in the first nine months of 2015 as compared to the same period in 2014 resulted from the effect of spreading higher non-compensation costs over lower revenues.
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

Provision for Income Taxes
For the third quarter of 2015, the provision for income taxes was $0.5 million, which reflected an effective tax rate of 40%. This compared to a provision for income taxes in the third quarter of 2014 of $10.8 million, which reflected an effective tax rate of 35%. The decrease in the provision for income taxes in the third quarter of 2015 as compared to the same period in the prior year was attributable to significantly lower pre-tax income and a higher effective tax rate due to the generation of a greater proportion of U.S. source earnings, which are generally taxed at a higher rate than foreign source earnings.
For the nine months ended September 30, 2015, the provision for taxes was $11.4 million, which reflected an effective tax rate of 39%. This compares to a provision for taxes for the nine months ended September 30, 2014 of $15.4 million, which reflected an effective tax rate of 35%. The decrease in the provision for income taxes in the nine months ended September 30, 2015 as compared to the same period in 2014 resulted from lower pre-tax income and a higher effective rate due to the generation of a greater proportion of U.S. source earnings as discussed above.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At September 30, 2015, we had cash and cash equivalents of $35.3 million, of which $20.8 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.

We generate cash from our operating activities principally in the form of advisory fees. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repayment of debt obligations, the repurchase of shares of our common stock and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, debt repayments and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2015, we had long-term receivables related to our global primary capital advisory engagements of $31.9 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2015, cash bonuses and accrued benefits of $20.7 million relating to 2014 compensation were paid to our employees. In addition, in 2015, we have paid $8.6 million related to income taxes owed principally in the U.S. and the U.K. for the year ended December 31, 2014.
To provide for working capital needs and other general corporate purposes in the U.S, we have a $50.0 million revolving bank loan facility, which matures April 30, 2016. Historically, we have been able to extend the maturity date of the revolving bank loan facility for a one year period shortly before maturity, and we expect to renew the revolving bank loan facility in future periods although our ability to do so in the future is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate or 3.25%. At September 30, 2015, we had $44.9 million outstanding under the revolving bank loan facility. On October 30, 2015, our revolving bank loan balance decreased to $37.6 million while we had cash and cash equivalents on hand of $59.3 million.
As part of the consideration paid for our acquisition of Cogent, at closing on April 1, 2015, we paid approximately $44.0 million in cash and issued 779,454 shares of our common stock to those former Cogent equity holders who joined Greenhill Cogent. To fund the cash portion of the consideration paid and transaction costs, we borrowed $45.0 million under bank term loan facilities, of which $22.5 million is payable in full by April 30, 2016 and the remaining $22.5 million is payable in four equal semi-annual installments beginning October 31, 2016. The bank term loan facilities may be prepaid without penalty but amounts prepaid may not be reborrowed. During the second quarter of 2015, we repaid $11.3 million, or 50% of the amount due on April 30, 2016. The interest rate applicable to the bank term loan amount due in April 2016 is equal to the Prime Rate plus three-quarters of one percent (0.75%) per annum.  The interest rate generally applicable to the bank term loan facility with the first installment due in October 2016 is equal to the Prime rate plus one and one-quarter percent (1.25%) per annum.  The interest rate applicable to either of the bank term loan facilities will never be less than four percent (4.00%) per annum.
Both the revolving bank loan facility and the bank term loan facilities are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co. In addition, each of the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants on a quarterly basis. At September 30, 2015, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
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
Since 2010, we have generated significant earnings outside of the U.S. and through September 2014, we repatriated a substantial portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. The repatriation of the foreign earnings during that period did not result in incremental U.S. taxes because we were able to utilize excess foreign tax credits generated by our Australian operations to offset any incremental U.S. tax burden. During 2014, we utilized most of the excess foreign tax credits available to us and, as a result, if we were to repatriate foreign earnings in 2015 or in future periods we would be subject to incremental U.S. tax. As of September 30, 2015, we have not repatriated any foreign earnings and it is our intention to indefinitely reinvest future foreign earnings in our non-U.S. operations unless circumstances change. To the extent we need to support our corporate cash needs in the U.S. beyond the generation of cash domestically, we may utilize our revolving bank loan facility or seek other debt financing. In the event we are unable to meet our U.S. cash needs with cash generated domestically, or through borrowings, we could incur additional U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the rate of tax paid in the foreign jurisdictions. Historically, we have generated a substantial portion of our foreign earnings in the U.K., Germany and Australia, which are currently subject to tax rates of approximately 20%, 32% and 30%, respectively.
Since our exit from the merchant banking business in 2010, we have monetized substantially all of our principal investments in previously sponsored merchant banking funds and used the net proceeds principally to make open market share repurchases and to reduce borrowings outstanding on the revolving bank loan facility. At September 30, 2015, our remaining investments in previously sponsored and other merchant banking funds were valued at $3.5 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. At September 30, 2015, we do not have any remaining commitments to fund capital calls for principal investments.
In January 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2015. For the nine months ended September 30, 2015, we were deemed to have repurchased 340,112 shares of our common stock at an average price of $34.91 per share (for a total cost of $11.9 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested. While we expect to fund future repurchases of our common stock (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. As a result of the bank financing arrangements related to our acquisition of Cogent, we expect to use a large portion of our operating cash flow in 2015, after the payment of dividends, to fund the bank term loan payment due in April 2016, of which we repaid $11.3 million in the second quarter of 2015. During the nine months ended September 30, 2015, we have not made any open market purchases of our common stock. Future repurchases of our common stock will be dependent upon our cash flow generation and take into account the payment of dividends, repayments of the bank term loan facilities and potential obligations under the Earnout.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at October 30, 2015, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $41.5 million (as calculated based upon the closing share price as of October 30, 2015 of $25.82 per share and assuming a withholding tax rate of 43%) over the next five years, of which an additional $9.6 million will be payable in 2016, $9.7 million will be payable in 2017, $9.4 million will be payable in 2018, $6.1 million will be payable in 2019 and $6.7 million will be payable in 2020. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2014, we made dividend distributions of $56.3 million, or $1.80 per common share and outstanding restricted stock unit. During the nine months ended September 30, 2015, we made dividend distributions of $44.3 million, or $1.35 per common share and outstanding restricted stock unit. On October 22, 2015, our Board of Directors declared a dividend of $0.45 per share to be paid in December 2015. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facilities, contractual restrictions and other factors as the Board of Directors may deem relevant.
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
Cash Flows
In the nine months ending September 30, 2015, our cash and cash equivalents decreased by $15.7 million from December 31, 2014, including a decrease of $1.3 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $51.6 million from operating activities, including $51.8 million from net income after giving effect to non-cash items and a net increase in working capital of $0.2 million principally from the payment of annual bonuses offset by a decrease in advisory fees receivable. We used $46.5 million in investing activities, principally as a result of the net payment of $45.3 million for the acquisition of Cogent, including transaction costs, and $2.0 million for leasehold improvements and other capital expenditures, offset in part by proceeds of $0.8 million from merchant banking fund investments. We used $19.5 million in financing activities, including $44.3 million for the payment of dividends, $11.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $6.4 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowing of $33.8 million of bank term loan facilities ($45.0 million of bank term loans to finance Cogent, net of a repayment of $11.3 million), and net borrowings of $9.3 million on our revolving bank loan facility.
In the nine months ending September 30, 2014, our cash and cash equivalents decreased by $5.8 million from December 31, 2013, including a decrease of $1.4 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $62.9 million from operating activities, including $69.2 million from net income after giving effect to non-cash items and a net increase in working capital of $6.3 million principally from an increase in advisory fees and other receivables and the payment of accrued income taxes, offset by the increase of annual bonuses payable. We used $1.3 million for investing activities, including $1.8 million for leasehold improvements, offset in part by distributions from merchant banking fund investments of $0.6 million. We used $66.0 million in financing activities, including $42.2 million for the payment of dividends, $19.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $2.6 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by net borrowings of $8.4 million from on our revolving loan facility.

Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Market Risk
Our investments are principally limited to short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk. We maintain our cash and cash equivalents with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 29% of our revenues for the period ended September 30, 2015 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have historically generated a significant portion of our foreign earnings, which include the United Kingdom, Europe and Australia. During the nine month period ended September 30, 2015, as compared to the same period in 2014, the value of the U.S. dollar strengthened considerably relative to the pound sterling, euro and Australian dollar. In aggregate, although there was a negative impact on our revenues in the first nine months of 2015 as compared to the same period in 2014 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of 2015:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
Jul	—	$—	—	$75,000,000
Aug	—	—	—	75,000,000
Sept	—	—	—	75,000,000
Total	—		—	$75,000,000

_____________________________________________

(1)
Excludes 27,364 shares we are deemed to have repurchased in the third quarter of 2015 at an average price of $39.06 per share, or $1.1 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 28, 2015, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2015 to December 31, 2015.

(3)
The value of the shares repurchased for the nine months ended September 30, 2015 excludes 340,112 shares we are deemed to have repurchased at an average price of $34.91 per share, or $11.9 million, from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 4, 2015

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb
Chief Financial Officer

II-1