Form 10-K
period 2015-12-31
GREENHILL & CO INC
filed 2016-02-26
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $1,108 million. The registrant has no non-voting stock.
As of February 15, 2016, there were 29,809,086 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference in this Report. Information required to be disclosed in Part III of this Report is included herein. Such information also will be set forth in the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2016 annual meeting of stockholders to be held on July 29, 2016.

PART I
When we use the terms “Greenhill”, “we”, “us”, “our”, “the Company”, and “the Firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries. Our principal advisory subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking and capital advisory services in North America; Greenhill & Co. International LLP, which provides investment banking and capital advisory services in Europe and is regulated by the United Kingdom Financial Conduct Authority; Greenhill & Co. Australia Pty Limited, which provides investment banking and capital advisory services in Australia and is regulated by the Australian Securities and Investments Commission; and Greenhill Cogent, LP, a registered broker-dealer regulated by the Securities and Exchange Commission which provides capital advisory services in North America.

Item 1.  Business
Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, United Kingdom, Germany, Sweden, Australia, Japan, Hong Kong, Singapore, Canada and Brazil.
At Greenhill, we are singularly focused on providing conflict-free advice to clients on a wide variety of complex financial matters, using our global resources to provide a combination of transaction experience, industry sector expertise and knowledge of relevant regional markets. We work seamlessly across offices and markets to provide the highest caliber advice and services to our clients.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown through recruiting talented managing directors and other senior professionals, by acquiring complementary advisory businesses and by training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring, and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 15 offices across five continents.
As of December 31, 2015, we had 350 employees globally, including 71 managing directors and 9 senior advisors. In January 2016, we promoted five of our principals to managing director.
Advisory Services
Greenhill is a unique global investment banking firm, not only in relation to the large integrated, or "bulge bracket", institutions which engage in commercial lending, underwriting, research, sales and trading and other businesses, but also in relation to other so called "independent" investment banks, many of which engage in investment management, research and capital markets businesses, all of which can create conflicts with clients' interests. Greenhill's singular focus on advisory services differentiates us from other investment banks, and enables us to offer best-in-class service to each of our clients.

•	Advising clients is our only business. We do not engage in investing, trading, lending, underwriting, research or investment management businesses. Our clients' interests are our sole priority.

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

•
Senior level attention is fundamental to our model. Our managing directors, who are seasoned professionals with both transaction expertise and sector and regional knowledge, are actively engaged in our client mandates from origination through execution and closing.

•	We offer a collaborative approach to global client service. Our professionals around the globe work together on a fully integrated, one firm-one team approach to advance the interests of our clients.

We provide comprehensive financial advisory services primarily in connection with mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions. We also provide advice in connection with defense preparedness, activist response strategies and other mission critical situations. For all of our advisory services, we draw on the extensive experience, senior relationships and industry expertise of our managing directors and senior advisors.
Mergers and Acquisitions. On merger and acquisition engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, divestitures, spin-offs and other strategic transactions, through all stages of a transaction's life cycle, from initial structuring and negotiation to final execution. Our focus is on providing high-quality, unbiased advice to senior executive management teams, boards of directors and special committees of prominent large and mid-cap companies and to key decision makers at governments and at large institutions on transactions that typically are of the highest strategic and financial importance to our clients. We have specialists in nearly every significant industry sector who work closely with our transaction specialists to provide the highest quality advice and transaction execution. In addition to merger and acquisition transactions, we advise clients on a full range of critical strategic matters, including activist response, defensive tactics, special committee projects, licensing deals and joint ventures. We provide advice on valuation, negotiation tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, as well as financing alternatives. In appropriate situations, we also provide fairness opinions with regard to merger and acquisition transactions.
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
Capital Advisory. In our capital advisory business, we assist general partners and sponsors in raising capital for new private funds and provide related advisory services to these entities globally. Our capital advisory group provides clients with comprehensive global marketing efforts to a diverse investor base of pension funds, sovereign wealth funds, endowments and other institutional investors worldwide and is one of the leading advisors to real estate funds globally. Through Cogent Partners, LP ("Cogent" or now known as "Greenhill Cogent"), which we acquired on April 1, 2015, we also are one of the leading global financial advisors to pension funds, endowments and other institutional investors on the secondary market for the sale of alternative assets. Greenhill Cogent advises such institutions on secondary sales of interests in private equity and similar funds, as well as providing advice to alternative asset fund sponsors for restructuring, financing, valuation and related services.
Revenues
Substantially all of our revenues are derived from fees paid for our advisory services, and are primarily driven by total deal volume, the number of transactions and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, in our capital advisory engagements, revenues are driven in primary capital raising transactions largely by the amount of capital raised and in secondary sale transactions primarily by the value of the interests transferred. We generally earn advisory fees based upon a percentage of capital committed to the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing. Our total revenues in 2015 were $261.6 million as compared to $275.2 million in 2014. We generated 34% and 42% of our revenues in 2015 and 2014, respectively, from our foreign operations. See “Note 18 - Business Information” of the Consolidated Financial Statements for additional information regarding our segment results and the geographic areas from which we derive our revenues.
Since we sold our merchant banking business in 2009 to focus solely on our investment banking advisory services, we have sold substantially all of our investments in previously sponsored merchant banking funds and our previous investment in Iridium Communications Inc. (“Iridium”). As a result of these sales, a portion of our annual revenues has consisted of realized and unrealized gains (or losses) on our investments in the merchant banking funds and Iridium. With the liquidation of our principal investment portfolio substantially complete in 2014, our investment income currently consists primarily of interest income. At December 31, 2015, our remaining investments consisted of a small group of diverse investments in merchant banking funds with an estimated fair value of $3.6 million.

Employees
As an independent investment bank focused solely on advisory services, our people are our primary asset. Our managing directors and senior advisors average approximately 25 years of relevant experience, which they leverage to provide the highest quality advice on a collaborative, globally integrated basis across our full range of services. Our managing directors and senior advisors are supported by a strong team of more junior professionals and we spend a significant amount of time training and mentoring our junior professionals. We seek to provide our junior professionals with broad exposure to a variety of assignments involving mergers and acquisitions, divestitures, restructurings, financings, capital raisings and other transactions. This approach provides us with the flexibility to allocate resources depending on the transaction environment and provides our bankers with a wide variety of experiences to assist in the development of their business and financial judgment.
As of December 31, 2015, Greenhill employed a total of 350 people (including our managing directors and senior advisors), of which 203 were located in our offices in the Americas, 88 were based in our European offices, 38 in our Australian offices, and 21 in our Asian offices. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters collegiality, teamwork, professionalism, excellence, diversity, and collaboration among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.
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
We believe our primary competitors in securing mergers and acquisitions and financing advisory engagements are large, diversified financial institutions including Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group AG, Deutsche Bank AG, Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, and UBS AG, as well as other publicly listed investment banking firms such as Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd., Moelis & Company and PJT Partners, and certain closely held boutique firms. Advisory services in restructuring and bankruptcy situations tend to be highly specialized, and we believe our primary competitors to be Evercore Partners, Inc., Houlihan Lokey, Inc., Lazard Ltd., Moelis & Company, PJT Partners, Rothschild Group and many closely held boutique firms. We believe our primary competitors in our capital advisory business are Credit Suisse Group AG, Evercore Partners, Inc., Lazard Ltd., Park Hill Group LLC (part of PJT Partners) and UBS AG and many closely held boutique firms.
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
North America
In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws and the protection of investors who invest in Greenhill. Both Greenhill & Co., LLC ("G&Co LLC") and Greenhill Cogent, LP, wholly-owned subsidiaries of Greenhill through which we conduct our U.S. advisory business, are registered as broker-dealers with the SEC, are members of the Financial Industry Regulatory Authority (“FINRA”), and are subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including G&Co LLC and Greenhill Cogent, LP. State and local securities regulators also have regulatory or oversight authority over G&Co LLC and Greenhill Cogent, LP.
Broker-dealers are subject to regulations that cover all aspects of the securities business. Our business model is exclusively focused on providing strategic advice to clients and we do not hold customer funds or securities, or carry on research, securities trading, lending or underwriting activities. While this means that certain broker-dealer regulations, such as those pertaining to the use and safekeeping of customers' funds and securities and the financing of customers' purchases, may not be applicable to us, we remain subject to other applicable broker-dealer regulations, including regulatory capital levels, record keeping and reporting requirements, and the conduct and qualifications of officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, G&Co LLC and Greenhill Cogent, LP are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant portion of a broker-dealer's assets be retained in liquid financial instruments relative to the amount of its liabilities. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Our capital advisory business also is affected by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in New York, Illinois, Ohio, California and New Mexico. Similar measures are being considered or have been implemented in other jurisdictions.
In addition, Greenhill Capital Partners, LLC, our wholly owned subsidiary, which operated as and will continue to operate as general partner of Greenhill Capital Partners I ("GCP I") and Greenhill Capital Partners II ("GCP II"), our former merchant banking funds, is a registered investment adviser under the Investment Advisers Act of 1940, as amended. As such, it is subject to regulation and periodic examinations by the SEC. Such regulations relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions.
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
Greenhill Cogent Asia Pte. Ltd., a wholly owned Singapore subsidiary, is applying to the Monetary Authority of Singapore ("MAS") for a capital markets services license under the Securities and Futures Act, Chapter 289, of Singapore and, subject to the grant of such license, will be regulated by the MAS. The requirements applicable to holders of capital markets services licenses include net capital, stockholders equity and personnel requirements.
General
Our business may also be subject to regulation by other governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates or conducts business.
Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain, and registration with the U.S. Department of Treasury's Financial Crimes Enforcement Network (FinCEN). In addition, the USA PATRIOT Act of 2001 and the Treasury Department's implementing federal regulations require us, as a "financial institution," to establish and maintain an anti-money-laundering program.
In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the Treasury Department's Office of Foreign Assets Control, or OFAC, publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called "Specially Designated Nationals," or SDNs. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Similar restrictions have been issued in the U.K. by HM Treasury. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.
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

Item 1A.  Risk Factors
Our ability to retain our managing directors and other professionals is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors and senior advisors, particularly our senior managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left Greenhill in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director will have on our business. The departure or other loss of Robert F. Greenhill, our founder and Chairman, Scott L. Bok, our Chief Executive Officer, the regional heads of businesses in North America, Europe, Australia, Japan or Brazil, the industry sector heads, or the departure or other loss of other senior managing directors, each of whom manages substantial client relationships and possesses substantial experience and expertise, could materially adversely affect our ability to secure and successfully complete engagements, which could materially adversely affect our results of operations.
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
Almost all of our revenues are derived from advisory fees, which results in volatility in our revenues and profits
We are entirely focused on the financial advisory business and we earn substantially all of our revenues from advisory fees paid to us by each of our clients, in large part upon the successful completion of the client's transaction, the timing of which is outside of our control. Unlike diversified investment banks, which generate revenues from commercial lending, securities trading and underwriting, or other advisory firms, which have asset management and other businesses, our generation of revenues from sources other than advisory fees is minimal. As a result, a decline in our advisory engagements, the number and scale of successfully completed client transactions or the market for advisory services generally would have a material adverse effect on our business and results of operations.

Our engagements are singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period
We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any other period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement or closing, and the timing of these milestones is outside our control. Extended regulatory and other delays in the closing of announced transactions can create increased volatility in our revenues from period to period since the largest portion of our fees is paid upon closing. In cases where an engagement is terminated prior to the successful completion of a transaction or project, whether due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.
A high percentage of our advisory revenues is derived from a small number of clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 32% of our total revenues in 2015 and 43% in 2014. There was no single client in 2015 or 2014 that represented greater than 10% of our revenues. We earned $1 million or more from 64 clients in 2015, compared to 63 in 2014, of which 30% of the clients were new to the Firm in 2015 and 32% in 2014. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions on which we are advising can be significant.
We generate a substantial portion of our revenues from our services in connection with mergers and acquisitions and in the event of a decline in merger and acquisition activity it is unlikely we could offset lower revenues with revenues from other services
The large majority of our bankers are focused on covering clients in the context of providing merger and acquisition advisory services and those activities generate a substantial portion of our revenues. In the event of a decline in merger and acquisition activity we may seek to generate greater business from our financing advisory and restructuring and/or capital advisory services. However, it is unlikely that we will be able to offset lower revenues from our merger and acquisition activities with revenues generated from either financing advisory and restructuring or capital advisory assignments. Both our financing advisory and restructuring business, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, and our capital advisory business, which assists in capital raisings for new private funds and advises on secondary transactions for alternative assets, are smaller than our mergers and acquisitions advisory business and we expect that they will remain that way for the foreseeable future.
If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring services remains at a low level, our financial advisory and restructuring business could suffer
We provide various financing advisory and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring advisory services entails the risk that the transaction will be unsuccessful, takes considerable time and can be subject to a bankruptcy court's discretionary power to disallow or discount our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services remains at a low level, our financing advisory and restructuring business would be adversely affected.
Our capital advisory business is dependent on the availability of capital for deployment in primary and secondary alternative asset classes for clients we serve
In our capital advisory business, we provide primary fund placement services, principally for real estate funds, and we advise institutional investors on the sale of alternative assets funds in secondary transactions. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity and real estate funds. Our ability to assist fund managers and sponsors in raising capital from investors or to assist investors in selling their interests in secondary transactions depends on a number of factors, including many that our outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market volatility. Following the onset of the 2008 financial crisis, there was a shortage of capital available for investment in such asset classes in the primary market, and far fewer new funds were raised than in the period preceding the crisis. To the extent private and public capital focused on primary or secondary investment in alternative investment opportunities for our clients is limited, the results of our capital advisory business may be adversely affected.
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
We face strong competition from far larger firms and other independent firms, which could adversely affect our market share of the advisory business
The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, reputation and price. We may experience pricing pressures in the future if some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 350 employees (including managing directors and senior advisors) as of December 31, 2015 and total revenues of $261.6 million for the year ended December 31, 2015. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve clients' needs, greater global reach and broader relationships with current and potential clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
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
In addition to our larger competitors, a number of independent investment banks offer independent advisory services and some of these firms are larger and have greater general and industry specific coverage resources than we do. Furthermore, a number of such independent firms are publicly traded and may have greater financial resources than us. Additionally, over the past few years, there has been an increase in the number of newly formed independent advisory firms, some of which provide industry specific advice. Since independent advisory firms require minimal capital to operate, there are few obstacles to forming a new firm. As these independent firms seek to gain market share, our share of the advisory business could diminish and there could be pricing pressure, which would adversely affect our revenues and earnings.
Our future growth is dependent on both our ability to identify, attract and hire additional managing directors and other professionals and our ability to identify, acquire and successfully integrate complementary advisory businesses
The future growth of our business is dependent upon our ability both to recruit new personnel, develop our existing and new personnel and to expand through strategic investments or acquisitions. To successfully increase our headcount we must identify, attract and hire professionals, or teams of professionals, to join our firm, who not only will be able to function as a trusted advisor to our clients without the support of a large suite of products but also will be able to fit into our collegial culture. The recruitment, development and training of professionals require large commitments of time and resources. It may take a substantial amount of time to determine whether new professionals will be effective and, during that time, we may incur significant expenses on compensation, integration and business development activities. Furthermore, there can be no certainty that our personnel will develop the skills necessary to advise our client base or that we will be able to retain the high achieving personnel.
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
If we are unable to successfully attract, hire and train new and existing professionals or make strategic investments and integrate the personnel into our business and retain them, our financial results could suffer.
Strategic investments and acquisitions, or foreign expansion, may result in additional risks and uncertainties in our business
When we make strategic investments or acquisitions, such as our acquisitions of Greenhill Australia and Greenhill Cogent, in additional to the risks associated with the integration and retention of personnel, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including accounting and data processing systems and management controls.
To the extent that we pursue business opportunities outside the United States, such as our expansion into Brazil, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult and costly for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.
If we expand to new geographic locations, we will incur additional compensation, occupancy, integration, legal and business development costs. Additionally, it may take significant time for us to determine whether new managing directors will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on compensation, integration and business development. Accordingly, the additional costs and expenses of an expansion may be reflected in our financial results before any offsetting revenues are generated. Depending upon the extent of our expansion, and whether it is done by recruiting new managing directors, strategic investment or acquisition, the incremental costs of our expansion may be funded from cash from operations or other financing alternatives. There can be no assurance that we will be able to generate or obtain sufficient capital on acceptable terms to fund our expansion needs which would limit our future growth and could adversely affect our share price.
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
The inherent volatility in our financial results from quarter to quarter, translates into volatility in our stock price
Our revenue and profits are highly volatile. We can experience significant variations in revenues and earnings during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction, the timing of which is uncertain and is not subject to our control.
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
Our advisory fee revenues are subject to risks and uncertainties beyond our control
In many cases, we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring or closing of a fund. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, in our mergers and acquisitions business, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. In our restructuring business, anticipated bidders for assets of a client in financial distress may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In our capital advisory business, our clients may not raise sufficient capital to start a new fund or may not be able to sell their fund interests in secondary transactions because anticipated investors may decline to invest in such a fund due to lack of liquidity, change in strategic direction of the investor, or other factors. In these circumstances, we may receive limited or no advisory fees, despite having committed substantial time and resources to an engagement. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our revenues and earnings.
Our inability to generate sufficient cash in the future to service our indebtedness, or a significant deterioration in the credit markets or the failure of one or more commercial banking institutions, could adversely affect our liquidity
Our ability to make scheduled payments on or to refinance any current or future debt obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any indebtedness.
As of December 31, 2015, we had cash and cash equivalents of $70.0 million. We have invested these assets in instruments which we believe are highly liquid, and monitor developments relating to the liquidity of these investments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash investments could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which could have a material adverse effect on the value of our stock.
We have a $50.0 million revolving loan facility with a U.S. commercial bank which currently expires on April 30, 2016. At December 31, 2015, we had $39.8 million drawn down from this facility. We utilize the revolving loan facility to supplement our domestic operating cash flow and to provide primarily for our cash needs such as term debt repayments, dividend payments, share repurchases, income tax payments and other working capital needs. Historically, we have rolled over the maturity date of our revolving loan facility annually. Our inability to extend the maturity date of the loan or renew the facility on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. There is no assurance that our revolving credit facility will continue to be renewed with the current lender and, if not, that we would be able to obtain a new credit facility of a similar size and on similar terms from a different lender.
In addition, we financed the cash portion of the purchase price of Greenhill Cogent with two term loan facilities, each with a principal amount of $22.5 million, and together in the aggregate $45.0 million. One facility has a maturity date of April 30, 2016, of which $11.3 million was outstanding at December 31, 2015, and the other facility has a maturity date of April 30, 2018, and requires semi-annual installments of $5.625 million, with the first installment due on October 31, 2016. There can be no assurance that we will maintain a level of cash flow from operating activities sufficient to make principal payments on the term loan in accordance with the amortization schedule.
In order to repay the outstanding balance of our revolving credit facility and principal payments due on the term loan facility, we could be required to repatriate funds to the U.S., which could require us to pay incremental U.S. tax, or issue debt or equity securities in the public or private markets, in each case on terms which may not be favorable to us. Our inability to repay or refinance the loan facilities when due could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.
Our employees own a significant portion of our common stock and their interests may differ from those of our public shareholders
Our employees and their affiliated entities collectively owned approximately 12% of the total shares of common stock outstanding as of February 15, 2016. Assuming the restricted stock units issued to our employees were fully vested as of February 15, 2016, our employees and their affiliates would have owned approximately 23% of the outstanding shares of our common stock.
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

There are no restrictions on the sale of the shares held by our employees, other than prohibitions on sales during “black-out” periods imposed by us between earnings releases and certain stock ownership guidelines applicable to our named executive officers.
A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding
As part of annual bonus and incentive compensation, we award restricted stock units to managing directors and other employees. We also award restricted stock units as a long term incentive to new hires at the time they join Greenhill. At February 15, 2016, 4,802,842, restricted stock units were outstanding, including 1,999,552 restricted stock units granted to employees in January 2016 as part of the long-term incentive award component of our annual compensation package. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other senior employees generally vest either ratably over a five year period, with the first vesting on the first anniversary of the grant date, or do not vest until the third or fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Awards of restricted stock to our more junior professionals generally vest ratably over a three to four year period. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Vesting of restricted stock units will be accelerated and immediately vested upon a participant’s death, disability or retirement. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 15, 2016 are scheduled to be issued as follows: 63,418 additional shares in 2016, 1,189,233 shares in 2017, 1,180,391 shares in 2018, 1,070,585 shares in 2019, 929,417 shares in 2020, and 369,798 shares in 2021.
In January 2016, we also awarded 115,473 performance restricted stock units to our Chief Executive Officer for the Firm’s fiscal 2015 performance year. The performance restricted stock units will vest based upon the Firm’s level of achievement of three equally weighted performance metrics measured over a three-year performance period running from January 1, 2016 through December 31, 2018. Subject to the level of achievement of each of the performance metrics, the number of shares issuable at the end of the performance period could be zero to 288,683. Vesting of the performance restricted stock units will be accelerated in the case of death, disability, or retirement after at least one year of service.
We may be unable to mitigate the dilutive effect of equity awards through share repurchases
Upon delivery of restricted stock units at the time they vest, over the past five years we have repurchased from 38% to 43% annually of the awards for the payment of income tax withholding due upon settlement of the awards. Further, we historically have repurchased in the open market a significant number of shares of our common stock. In 2015, although we continued to repurchase shares for the payment of income tax withholding on vested RSUs, we did not repurchase any shares in the open market. Our ability to repurchase shares in the future will be dependent upon our available cash flow and anticipated cash needs, capital requirements, liquidity, debt service obligations, dividend payments and other relevant factors. If we were to cease or were unable to repurchase shares of common stock, or choose to allocate available capital to the repayment of borrowings, payment of dividends or other corporate purposes, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.
Employee misconduct could harm Greenhill and is difficult to detect and deter
There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at Greenhill. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and material fines, or insider trading, which could lead to criminal charges. Our advisory business often requires that we deal with highly confidential information of great significance to our clients, the improper use of which may have a material adverse impact on our clients. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. Any breach of our clients’ confidences as a result of employee misconduct may harm our reputation and impair our ability to attract and retain advisory clients, which could adversely affect our business.
In recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.

We may face damage to our professional reputation and legal liability to our clients and affected third parties if our services are not regarded as satisfactory or if conflicts of interests should arise
As an independent investment banking firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Further, because we provide our services primarily in connection with significant or complex transactions, disputes or other matters that usually involve confidential and sensitive information or are adversarial, and because our work is the product of myriad judgments of our financial professionals and other staff operating under significant time and other pressures, we may not always perform to the standards expected by our clients. In addition, we may face reputational damage from, among other things, litigation against us, our failure to protect confidential information and/or breaches of our cybersecurity protections or other inappropriate disclosure of confidential information, including inadvertent disclosures.
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
As a financial advisor on significant transactions, we face substantial litigation risk
Our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including rendering fairness opinions in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing, including claims for aiding and abetting client misconduct. Moreover, judicial scrutiny and criticism of investment banker performance and activities has increased, creating risk that our services in a litigated transaction could be criticized by the court. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.
Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. These indemnities also are dependent on our client's capacity to pay the amounts claimed. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
We are subject to extensive regulation in the financial services industry, which creates risk of non-compliance that could adversely affect our business and reputation
As a participant in the financial services industry, we are subject to extensive regulation in the United States, Europe, Australia and Asia. In addition, as we expand our international operations by opening new offices outside the United States or by carrying out transactions or private placement activities internationally, we are increasingly subject to new regulatory requirements. Regulatory and self-regulatory agencies as well as securities commissions in various jurisdictions in which we do business are empowered to conduct periodic examinations and administrative proceedings that can result in censure, fine, issuance of “cease and desist” orders or suspension of personnel or other sanctions, including revocation of our license or registration or the registration of any of our regulated subsidiaries. In addition, as a result of recent highly publicized scandals in the financial services industry, scrutiny by regulators of financial services firms has increased significantly. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
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
Recently, several states and municipalities in the United States, such as California, Illinois, Ohio, New York State and New York City have adopted “pay-to-play” and placement agent rules which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain of our capital advisory engagements or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact the fees we earn from our capital advisory engagements.
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
The value of our goodwill may decline in the future, which could adversely affect our financial results
A significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates, any or all of which could be materially affected by many of the risk factors discussed herein, may require that we take charges in the future related to the impairment of goodwill. Future regulatory actions also could have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill and other intangible assets is necessary, we would record the appropriate charge which could have a material adverse effect on our results of operations and market value of our common stock.
Our failure to prevent a cyber-security attack may disrupt our businesses, harm our reputation, result in losses or limit our growth
Our clients typically provide us with sensitive and confidential information. We rely heavily on our technological and communications infrastructure to securely process, transmit and store such information among our locations around the world and with our professional staff, clients, alliance partners and vendors. If any of our technology systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, regulatory intervention or reputational damage. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

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
We could change our existing dividend policy in the future, which could adversely affect our stock price
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. Since 2007, we have paid quarterly cash dividends of $0.45 per share of our common stock to holders of record. We intend to continue to pay quarterly dividends subject to capital availability, cash flows and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and future operations and earnings, contractual restrictions and other factors as the Board of Directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to reduce or even suspend dividend payments in the future. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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

Item 2.  Properties
Our principal offices, all of which are leased, are as follows:

Location	Owned/Leased	Lease Expiration	Approximate Square Footage as of December 31, 2015
300 Park Avenue	Leased	2020	105,000 square feet
New York, New York (Global Headquarters)
Lansdowne House	Leased	2018	19,000 square feet
57 Berkeley Square, London
Neue Mainzer Strasse 52-58	Leased	2023	7,000 square feet
Frankfurt
Av. Brigadeiro Faria Lima, 2277	Leased	2018	5,000 square feet
São Paulo
79 Wellington Street West	Leased	2019	5,000 square feet
Toronto
Marunouchi Building	Leased	2016	4,000 square feet
Tokyo
Governor Phillip Tower	Leased	2025	11,000 square feet
1 Farrer Place, Sydney
2101 Cedar Springs Rd	Leased	2018	15,000 square feet
Dallas, Texas

Most of the lease arrangements listed above provide for renewal options beyond the date of expiration.
We also have seven additional offices with approximately 37,000 of aggregate square footage with terms expiring through 2021.
In addition, we have consolidated the Cogent personnel located in New York and London into our office space and we have subleased approximately 7,000 of aggregate square footage in those locations. The sublease arrangements extend through the terms of the existing leases, which both terminate in 2019.

Item 3.  Legal Proceedings
We are from time to time involved in legal proceedings incidental to the ordinary course of our business. We do not believe any such proceedings will have a material adverse effect on our results of operations.

Item 4.  Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS
Our executive officers are Scott L. Bok (Chief Executive Officer), Kevin M. Costantino (President), David A. Wyles (President), Christopher T. Grubb (Chief Financial Officer), Patricia Moran (Chief Legal Officer and Secretary) and Harold J. Rodriguez, Jr. (Chief Operating Officer, Chief Compliance Officer and Treasurer). Set forth below is a brief biography of each executive officer.
Scott L. Bok, 56, has served as Chief Executive Officer since April 2010, served as Co-Chief Executive Officer between October 2007 and April 2010, and served as our U.S. President between January 2004 and October 2007. He has also served as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok served as Chief Executive Officer and Chairman of the Board of Directors of GHL Acquisition Corp. from 2007 to 2009 and as a member of the Board of Directors of its successor, Iridium Communications Inc., from 2009 to 2013. He has also served as a member of the Board of Directors of Heartland Payment Systems (2001 — 2005) and Republic Group Insurance (2003 — 2007).
Kevin M. Costantino, 39, has served as President since 2015, and also is a member of our Management Committee. Prior to his appointment as President, Mr. Costantino served as Co-Head of our Australian business. Mr. Costantino joined Greenhill more than 10 years ago in our New York office, to which he relocated in July 2015 after a second stay in our Sydney office. He also spent time in our Chicago office following its 2009 opening, and was involved in our expansion to Brazil two years ago. Before joining Greenhill, Mr. Costantino was a mergers and acquisitions lawyer with Wachtell, Lipton, Rosen & Katz in New York.
David A. Wyles, 47, has served as President since 2015, and also is a member of our Management Committee. Prior to his appointment as President, Mr. Wyles served as Co-Head of our European business. Mr. Wyles joined Greenhill 18 years ago as part of the original team from Baring Brothers that founded our London office, and was involved in the opening of our Frankfurt office two years later. He is one of the leading M&A advisors in the UK market, and has also led numerous major transaction assignments in Continental Europe and globally, including most of our assignments involving China.
Christopher T. Grubb, 36, has served as our Chief Financial Officer since May 2012, and also is a member of our Management Committee. Mr. Grubb also serves as Co-Head of our U.S. M&A business. Mr. Grubb joined Greenhill in 2006 and was promoted to Managing Director in January 2014. Prior to joining Greenhill, Mr. Grubb worked in the investment banking group at UBS. Mr. Grubb advises clients on a variety of M&A and restructuring transactions and also is responsible for investor relations and a variety of administrative roles at Greenhill.
Patricia Moran, 56, has served as our Chief Legal Officer and Secretary since April 2014, and also is a member of our Management Committee. Prior to joining Greenhill, Ms. Moran was a partner in the law firm Skadden, Arps, Slate, Meagher & Flom, LLP, where she began her career 30 years ago, focusing on mergers and acquisitions, private equity, restructurings, corporate governance and general corporate and securities law matters.
Harold J. Rodriguez, Jr., 60, has served as our Chief Operating Officer since January 2012, served as Chief Administrative Officer from March 2008 until January 2012 and was Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as our Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Mr. Rodriguez served as Chief Financial Officer of GHL Acquisition Corp. from 2008 to 2009. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
Our Board of Directors has six members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and four of whom are independent (Robert T. Blakely, Steven F. Goldstone, Stephen L. Key and Karen P. Robards). In January 2016, our Board of Directors amended our Corporate Governance Guidelines to provide for a “Lead Independent Director” and appointed Mr. Goldstone to this role. A brief biography of each of Messrs. Greenhill, Blakely, Goldstone and Key and Ms. Robards is set forth below.
Robert F. Greenhill, 79, our founder, has served as our Chairman since the time of our founding in 1996 and served as our Chief Executive Officer between 1996 and October 2007. Mr. Greenhill was a member of our Management Committee since its formation in January 2004 until October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the Board of Directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.
Robert T. Blakely, 74, has served on our Board of Directors since April 2009. Since 2008, Mr. Blakely has served as the President of Performance Enhancement Group, a position he previously held from 2002 to 2003. From February 2006 to January 2008, Mr. Blakely served as Executive Vice President of Fannie Mae and from February 2006 to August 2007 as its Chief Financial Officer. From 2003 to 2006, Mr. Blakely served as Executive Vice President and Chief Financial Officer of MCI. From 1999 to 2002 he served as Executive Vice President and Chief Financial Officer of Lyondell Chemical. From 1981 to 1999 he served as Executive Vice President and Chief Financial Officer of Tenneco, Inc. From 1971 to 1981, Mr. Blakely was with Morgan Stanley. Mr. Blakely is a member of the Board of Directors of Westlake Chemical Corporation, Natural Resource Partners L.P. and Ally Financial Inc. (formerly GMAC, Inc.). Mr. Blakely completed a five year term on December 31, 2011 as Vice Chairman of the Board of Trustees of the Financial Accounting Federation, the oversight body for the Financial Accounting Standards Board.
Steven F. Goldstone, 70, has served on our Board of Directors since July 2004, where he has been our Lead Independent Director since January 2016. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also the non-executive Chairman of ConAgra Foods, Inc. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standard Companies, Inc.) from 2002 until 2008 and as a member of the Board of Directors of Merck & Co. from 2008 until 2012. Mr. Goldstone will serve as a member of the Board of Directors of The Chefs' Warehouse, Inc. beginning in March 2016.
Stephen L. Key, 72, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key has served as a member of the Board of Directors of Fairway Group Holdings Corp. since August 2012 and as Chairman of the Audit Committee of the Board of Directors of Fairway Group Holdings Corp. since April 2013. Mr. Key has also served as a member of the Board of Directors of Sitel, Inc. from 2007 until 2008, as a member of the Board of Directors of Forward Industries, Inc. from 2010 until 2012, and as a member of the Board of Directors of 1-800-Contacts, Inc. from 2005 to 2012.
Karen P. Robards, 65, has served on our Board of Directors since April 2013. Since 1987, Ms. Robards has been a partner of Robards & Company, LLC, a financial advisory firm. From 1976 to 1987, Ms. Robards was an investment banker at Morgan Stanley where she served as head of its healthcare investment banking activities. Ms. Robards currently serves as Vice Chair of the Board and Chair of the Audit Committee of BlackRock Closed-End Funds. Ms. Robards is also a member of the Board of Directors of AtriCure, Inc., a medical device company, where she has served since 2000. From 1996 to 2005, Ms. Robards served as a director of Enable Medical Corporation, a developer and manufacturer of surgical instruments, which was acquired by AtriCure, Inc. in 2005. From 2007 to 2010, Ms. Robards also served as a director of Care Investment Trust, a publicly held real estate investment trust focusing on investment opportunities in the healthcare industry.

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

	Fiscal 2015
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$43.79	$34.40	$0.45
Second quarter	43.08	38.31	0.45
Third quarter	41.64	28.22	0.45
Fourth quarter	29.10	24.88	0.45

	Fiscal 2014
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$60.15	$47.93	$0.45
Second quarter	52.92	45.97	0.45
Third quarter	50.56	43.57	0.45
Fourth quarter	48.08	39.78	0.45

As of February 15, 2016, there were 16 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.
On February 15, 2016, the last reported sales price for our common stock on the New York Stock Exchange was $22.97 per share.

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
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2015

Share Repurchases in the Fourth Quarter of 2015

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
October 1 – October 31	—	$—	—	$75,000,000
November 1 – November 30	—	—	—	75,000,000
December 1 – December 31	—	—	—	75,000,000
Total	—		—	$75,000,000

_____________________________________________

(1)
Excludes 1,123 shares we are deemed to have repurchased in the fourth quarter of 2015 at an average price of $26.28 per share, or $0.03 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
Shares which may be repurchased under the plan authorized by the Board of Directors on January 28, 2015 for the repurchase of up to $75,000,000 of our common stock during 2015. Effective January 27, 2016, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2016 through December 31, 2016.

(3)
The value of shares repurchased during the year ended December 31, 2015 excludes 341,235 shares we are deemed to have repurchased at an average price of $34.88 per share, or $11.9 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 6.  Selected Financial Data

	2015	2014	2013	2012	2011

Statement of Income Data:
Advisory revenues	$260.3	$280.5	$287.0	$291.5	$302.8
Investment revenues	1.3	(5.2)	0.2	(6.4)	(8.8)
Total revenues	261.6	275.3	287.2	285.1	294.0
% change from prior year	(5)%	(4)%	1%	(3)%	6%
Employee compensation and benefits expense	147.2	147.6	155.7	151.8	162.6
Non-compensation expenses	71.1	60.2	60.3	62.8	62.7
Income before taxes	43.3	67.5	71.2	70.5	68.7
Provision for taxes	17.7	24.1	24.5	28.4	24.1
Net income allocated to common stockholders	25.6	43.4	46.7	42.1	44.6
Diluted average shares outstanding	31,200,378	30,357,691	30,160,669	30,561,682	31,034,817
Diluted earnings per share	0.82	1.43	1.55	1.38	1.44
Balance Sheet Data:
Total assets	$423.8	$337.7	$353.4	$387.0	$460.7
Total liabilities	139.8	81.4	75.7	$83.5	113.2
Stockholders’ equity	283.4	255.5	276.7	$302.2	346.2
Noncontrolling interests	0.7	0.7	1.0	$1.3	1.4
Total equity	284.1	256.2	277.7	303.5	347.6
Dividends declared per share	1.80	1.80	1.80	1.80	1.80
Selected Data and Ratios (unaudited)
Income before taxes as a percentage of revenues	17%	25%	25%	25%	23%
Revenues per employee (a)	$799	$882	$893	$891	$920
Employees at year-end (b)
Americas	203	165	176	179	174
Europe	88	84	86	90	81
Asia	21	14	14	14	14
Australia	38	42	43	41	47
Total employees	350	305	319	324	316

(a)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year.

(b)	Includes our managing directors and senior advisors.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments. We serve as a trusted advisor to our clients throughout the world from our offices in the United States, United Kingdom, Germany, Sweden, Australia, Japan, Hong Kong, Singapore, Canada and Brazil.
Substantially all of our revenues are derived from fees paid for our advisory services, and are primarily driven by total deal volume, the number of transactions and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, in our capital advisory engagements, revenues are driven in primary capital raising transactions largely by the amount of capital raised and in secondary sale transactions primarily by the value of the interests transferred. We generally earn advisory fees based upon a percentage of capital committed to the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown by recruiting talented managing directors and other senior professionals, by acquiring complementary advisory businesses and by training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 15 offices across five continents.
Over our 20 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Brazil and Singapore. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. We had 74 client facing managing directors as of January 1, 2016.
In 2009, we sold our merchant banking business to focus solely our investment banking advisory services. Since that sale, we have sold substantially all of our investments in previously sponsored merchant banking funds and our previous investment in Iridium. At December 31, 2015, we held remaining investments in merchant banking funds with an estimated fair value of $3.6 million.
Our financial results include the financial results of Greenhill Cogent from April 1, 2015, the date of our acquisition. At the time of our acquisition, Cogent had a total of 41 employees, including eight managing directors, with its principal office in Dallas and additional locations in London, New York, San Francisco and Singapore. Historically, Cogent's operating margins have been strong and we expect that the acquisition will be immediately accretive to our annual financial results. As a result of the acquisition, in addition to the ongoing operating costs for the business, we incurred non-recurring transaction costs, interest expense related to the financing of the acquisition and charges related to the amortization of identifiable intangibles as determined based on the allocation of the purchase price. See "Liquidity and Capital Resources" below.
At December 31, 2015, we employed 350 people. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.

Business Environment and Outlook
Economic and global financial market conditions can materially affect our financial performance. In addition, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter. See “Risk Factors.”
Our advisory revenues were $260.3 million in the year ended December 31, 2015 compared to $280.5 million in the year ended December 31, 2014, a decrease of 7%. This decrease resulted principally from a decrease in transaction completion fees due to fewer large transaction closings in 2015, offset in part by greater capital advisory fees due to the acquisition of Cogent and an increase in transaction announcement and opinion fees. At the same time, the number of worldwide completed M&A transactions in 2015 decreased by 5% as compared to 2014, while the volume of completed transactions (reflecting the sum of all transaction sizes) increased 26%. The number of announced transactions globally decreased by 1% in 2015 as compared to 2014, while the volume of announced transactions rose by 32% in the same period.(1)

In 2015, we advised on 26% more announced transactions than in the prior year. As measured by aggregate deal volume, those transactions were considerably larger than the announced deals on which we advised in the prior year and the contractual fees associated with those transactions, a large portion of which had yet to be earned as of year end, also showed a significant increase. Despite all those positives, the fact that the closings of an unusually large number of our largest agreed M&A transactions was delayed into 2016 adversely affected our advisory revenues for 2015.
Also in 2015, we advised on transactions for the first time for such leading companies around the world as Ball Corporation, Blount International, Inc., Croda Europe Limited, Emdeon Inc., Heartland Payment Systems, Inc., Telecity Group plc, and Teva Pharmaceuticals Industries Limited. We also advised on new transactions for historic clients such as Alcoa Inc., Anixter International, Inc., Cerner Corporation, Gannett Co., Inc., GlaxoSmithKline plc, Hitachi Appliances, Inc., Lonmin plc, Masco Corporation, MeadWestvaco Corporation, Recruit Holdings Co., Ltd, and Scholastic Corporation.
By geographic region in 2015, North America, where we generated in excess of 58% of our revenues, remained our largest contributor in 2015. Most of our other 2015 advisory revenues were generated in Europe, where we derived 23% of our revenues, representing a slight decline from the prior year. In Australia, we experienced a slight revenue decline from the prior year principally due to the impact of the strengthening US dollar. The declines in revenue contribution from Europe and Australia were offset by a significant increase in revenue from the rest of the world.
By industry in 2015, improved performance in the general industrial sector generally offset a decline in activity in the consumer & retail, financial services and technology, communications & media sectors.

Looking forward to 2016, the expected closing of some large M&A transactions, announced in 2015 but not yet completed, combined with what we expect to be a continued robust level of activity in the primary and secondary fund placement markets, we believe bodes well for improved revenues in the first half of 2016. While the second half of the fiscal year is, in general, more dependent on transactions yet to be announced, we have seen momentum in terms of significant new client assignments in recent months, which suggests we may have an improved pace of revenue generation, barring a meaningful deterioration in market conditions. The global equity and credit markets have been highly volatile and experienced significant declines in the first weeks of 2016, which creates uncertainty and potentially could result in reduced transaction activity for some period.
Compensation and benefits expense, which we measure as a percentage of revenues, was 56% in 2015, which was slightly higher than the ratio of 54% in both 2014 and 2013. Our non-compensation costs increased in 2015 over prior years, which had remained relatively constant in absolute dollars, primarily due to the addition of expenses related to Greenhill Cogent and certain expenses which we do not expect to recur, such as transaction costs associated with the acquisition of Cogent and foreign exchange losses related to the way we elected to finance our start-up in Brazil. As a percentage of revenues, our non-compensation costs have ranged from 21% to 27% over the past three years, and were 27% in 2015. Our pre-tax margin has ranged from 17% to 25% over the past three years, and was 17% in 2015. Given the relatively fixed nature of our non-compensation expenses and the expected elimination of some of the unusual items from 2015, if revenue generation is higher in 2016, as we expect, then we expect to see a corresponding improvement in our profit margin. In addition, on an after tax basis, our tax rate for 2015 was 41%, which was higher than the range of 34% to 36% over the preceding two years, and was principally driven by a greater proportion of earnings being generated in the U.S. relative to other jurisdictions in which we operated in 2015 as compared to the prior two years. For 2016 and future periods, our tax rate will, as always, be a function of the jurisdictions in which we generate earnings. Historically, the U.S. has had the highest tax rate of any region where we operate.

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of February 11, 2016.

Historically, our operating cash flow has allowed us to maintain an annual dividend payout of $1.80 per common share since 2008. In aggregate during 2015, we returned $58.9 million to our shareholders in the form of dividends and since our IPO we have paid out more than $500 million in dividends, which is approximately 15% of our revenue over that period of time. Further, it has been our objective to avoid dilution of shareholders despite using our stock in annual compensation and in acquisitions. Historically, we have sought to repurchase a sufficient number of shares of our common stock to maintain a flat share count. Whenever there have been periods when our share count has increased over the level at the time of our IPO, such as after our Australian acquisition in 2010, we have then sought to revert to the share count at the time of the IPO. While the acquisition of Cogent has again increased our share count over the IPO level, we intend to seek to reduce our share count over time to the level at the time of our IPO. In that regard, our Board has authorized up to $75 million of additional share repurchases in 2016. Our ability to pay dividends and make share repurchases is subject to a number of factors described under "Risk Factors" in this Form 10-K. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".
We generally experience significant variations in revenues during each quarterly period. These variations can generally be attributed to the fact that a majority of our revenues are usually earned in large amounts throughout the year upon the successful completion of transactions, the timing of which are uncertain and are not subject to our control. As a result, our quarterly results vary and our results in one period may not be indicative of our results in any future period. Further, as we experienced in 2015, the timing of transaction completions may also create variations in our annual results.

Results of Operations
The following tables set forth data relating to the Firm’s sources of revenues:
Historical Revenues by Source

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Advisory revenues	$260.3	$280.5	$287.0	$291.5	$302.8
Investment revenues (losses)	1.3	(5.2)	0.2	(6.4)	(8.8)
Total revenues	$261.6	$275.3	$287.2	$285.1	$294.0

Advisory Revenues
Historical Advisory Revenues by Client Location

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
North America	58%	59%	52%	60%	48%
Europe	23%	30%	33%	22%	22%
Australia	6%	9%	12%	14%	22%
Asia, Latin America & Other	13%	2%	3%	4%	8%

Historical Advisory Revenues by Industry

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Technology, Communications & Media	9%	13%	15%	20%	9%
Consumer Goods & Retail	4%	16%	14%	8%	13%
Energy & Utilities	5%	7%	7%	11%	8%
Financial Services	6%	11%	13%	7%	22%
Healthcare	12%	15%	16%	9%	12%
Real Estate, Lodging & Leisure	4%	2%	4%	5%	6%
General Industrial & Other	39%	25%	20%	31%	21%
Capital Advisory (Fund Placement)	21%	11%	11%	9%	9%

We operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there are active engagements changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain, on an ongoing basis, active business dialogues with a large number of clients and potential clients. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management team, turnover of our senior banking professionals, competition from other investment banks and other causes.
A majority of our revenues are contingent upon the closing of a merger, acquisition, financing, restructuring, capital fund transaction or other advisory transaction. A transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn on-going retainer and strategic advisory fees, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion.
We do not allocate our advisory revenue by type of advice rendered (M&A, financing advisory and restructuring, strategic advisory, or other) because of the complexity of the assignments for which we earn revenue and because a single transaction can encompass multiple types of advice. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed company. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring, and an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa. We do, however, separately allocate capital advisory revenue.
2015 versus 2014. Advisory revenues were $260.3 million for the year ended December 31, 2015 compared to $280.5 million for the year ended December 31, 2014, a decrease of 7%. The decrease in our 2015 advisory revenues, as compared to 2014, resulted from a decrease in transaction completion fees due to fewer large transaction closings, offset in part by greater capital advisory fees due to the acquisition of Cogent and an increase in transaction announcement and opinion fees.
Prominent advisory assignments completed in 2015 include:

•	the acquisition by Alcoa Inc. of RTI International Metals, Inc.;

•	the acquisition by Anixter International Inc. of HD Supply's Power Solutions business;

•	the sale of Azelis Group to funds advised by Apax Partners;

•	the acquisition by Cerner Corporation of Siemens AG's health information technology business unit, Siemens Health Services;

•	the spin-off by Gannett Co., Inc. of its Publishing business and resulting creation of two separate media companies;

•	the sale by GlaxoSmithKline Consumer Healthcare of a portfolio of OTC brands to Perrigo Company plc;

•	the representation of Henderson Equity Partners ("HEP") in connection with the initial public offering of John Laing plc, a company wholly owned by funds managed by HEP;

•	the representation of Lonmin Plc on its c.$777 million recapitalization;

•	the spin-off by Masco Corporation of its Installation Services business; and

•	the sale by Scholastic Corporation of its Educational Technology and Services business to Houghton Mifflin Harcourt Company.

During 2015, our capital advisory group advised real estate fund general partners on six final closings of primary capital commitments from institutional investors in such funds, and advised institutional investors on 60 closings of sales of limited partnership interests in secondary market transactions. Capital advisory fees for 2015 increased to $55.0 million, an increase of $23.6 million, or 75%, compared to $31.4 million for 2014, which principally resulted from additional revenues generated from Greenhill Cogent. For 2015, we generated 21% of our advisory revenues from capital advisory fees.
We earned advisory revenues from 197 different clients in 2015 and 135 different clients in 2014, with the increase resulting from our acquisition of Cogent and the resulting increase in institutional investor clients selling limited partnership interests in the secondary market. Of this group of clients, 44% (excluding historical Cogent clients) were new to us in 2015. We earned fees of $1 million or more from 64 clients in 2015, up 2% compared to 63 clients in 2014. The ten largest fee-paying clients contributed 32% of our total revenues in 2015 and 43% in 2014, and two of the top ten largest fee-paying clients in 2015 had in a prior year been among our ten largest fee-paying clients. There was no single client in 2015 or 2014 that represented greater than 10% of our revenues.
2014 versus 2013. Advisory revenues were $280.5 million for the year ended December 31, 2014 compared to $287.0 million for the year ended December 31, 2013, a decrease of 2%. The slight decrease in our 2014 advisory revenues, as compared to 2013, resulted from a decrease in transaction completion fees, which were generally smaller in scale than in 2013, and lower retainer fees, largely offset by an increase in transaction announcement and opinion fees.
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
During 2014, our capital advisory group served as global placement agent on behalf of real estate and private equity funds for eight final closings of the sale of limited partnership interests in such funds. Capital advisory fees for 2014 were $31.4 million compared to $30.9 million for 2013, reflecting an increase of $0.5 million, or 2%. For 2014, we generated 11% of our advisory revenues from capital advisory fees, which was consistent with the prior year.

We earned advisory revenues from 135 different clients in 2014 and 143 different clients in 2013. Of this group of clients, 39% were new to us in 2014, compared to 35% in 2013. We earned fees of $1 million or more from 63 clients in 2014, up 9% compared to 58 in 2013. The ten largest fee-paying clients contributed 43% of our total revenues in 2014 and 2013, and four of the top ten largest fee-paying clients in 2014 had in a prior year been among our ten largest fee-paying clients. There were no clients in 2014 who represented greater than 10% of our revenues, while one client in 2013 (advice to Coventry Health Care, Inc. in connection with its sale to Aetna) represented approximately 10% of our total revenues.
By geographic region in 2014, our advisory revenues were relatively well dispersed throughout the regional markets in which we operate with an increased contribution from North America, where we generated in excess of 59% of our revenues, which is consistent with the increase in transaction activity generally in that region. Most of our other 2014 advisory revenues were generated in Europe, where we derived 30% of our revenues, which was a slight decline from the strong 2013 level of contribution. In Australia, the scale of transactions on which we advised declined from 2013.
Investment Revenues
Since our exit from the merchant banking business in 2009, we have sought to realize value from our remaining principal investments, which principally consisted of investments in previously sponsored merchant banking funds and Iridium. While the majority of those sales occurred in 2011 and 2012, in 2013 we sold an interest in a merchant banking fund for approximately $2.0 million, which represented the book value of the investment. Also in 2013, we completed our liquidation of Iridium with the sale of common shares valued at $34.3 million, and recognized a slight gain. During 2014, we substantially completed our goal of fully exiting our historic merchant banking investments.
During the years ended December 31, 2014 and 2013, we generated investment revenues principally from gains (or losses) on the existing investments in the merchant banking funds and Iridium as these investments were liquidated. In 2015, with the liquidation of our principal investment portfolio substantially complete, our investment income primarily consisted of interest income.
At December 31, 2015, our remaining investments consisted of a small group of diverse investments held in previously sponsored and other merchant banking funds, which in aggregate had an estimated fair value of $3.6 million. The remaining merchant banking fund investments are expected to be liquidated in multiple small steps over the next few years as the relevant managers seek to realize value from each underlying investment. We have no remaining commitments to make principal investments, and we do not intend to make any going forward.
The following table sets forth information relating to our investment revenues:

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Net realized and unrealized gains (losses) in investments in merchant banking funds	$0.2	$(6.6)	$(1.9)
Net realized and unrealized gain (loss) in Iridium	—	—	0.8
Sale of certain merchant banking assets	$—	$0.2	$0.2
Interest income	1.1	1.2	1.1
Total investment revenues (losses)	$1.3	$(5.2)	$0.2
We recognize revenue on investments in merchant banking funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. Investments held by merchant banking funds are recorded at estimated fair value. The size and timing of changes in the fair value are tied to a number of different factors, including the performance of the particular portfolio companies, general economic conditions in the debt and equity markets and other factors which affect the industries in which the funds are invested. Because of the inherent uncertainty of valuations as well as the discounts applied, the estimated fair value of investments in privately held companies may differ significantly from the values that would have been used had a ready market for the securities existed. We recognized unrealized gains or losses from our investment in Iridium by marking to market our holdings at the end of each period and recognizing any realized gains or losses on sales of Iridium during the period of sale based on the change in price from our mark for the previous reported period.
As a result of the sale of substantially all of our investments, we do not expect to report significant investment revenues in future periods. However, we will continue to record realized and unrealized changes in the fair value of our investments on a quarterly basis until such investments are fully liquidated. Adverse changes in general economic conditions, commodity prices, credit and public equity markets could negatively impact the amount of investment revenues we record in any period.

2015 versus 2014. For the year ended December 31, 2015, we recorded an investment gain of $1.3 million compared to an investment loss of $5.2 million for the year ended December 31, 2014. The investment gain for 2015 primarily resulted from interest income. The investment loss for 2014 principally resulted from the sale at a loss of portfolio company investments in our merchant banking fund investments.
2014 versus 2013. For the year ended December 31, 2014, we recorded an investment loss of $5.2 million compared to an investment gain of $0.2 million for the year ended December 31, 2013. The investment loss for 2014 principally resulted from the sale at a loss of portfolio company investments in our merchant banking fund investments. The net investment gain for 2013 principally resulted from interest income and an increase in the quoted market value of our investment in Iridium, offset in part by an investment loss related to our merchant banking fund investments.

Operating Expenses
We classify operating expenses as employee compensation and benefits expense and non-compensation expenses. Operating expenses include travel, office space, communications, information services, depreciation, professional services and interest expense. A portion of certain costs are reimbursed by clients under the terms of client engagements.

For the year ended December 31, 2015, total operating expenses were $218.3 million compared to $207.8 million in 2014. The increase of $10.5 million, or 5%, related to an increase in our non-compensation and benefits expenses, primarily as a result of the acquisition of Cogent, as described in more detail below. Our pre-tax income margin was 17% for 2015 as compared to 25% for 2014.

For the year ended December 31, 2014, total operating expenses were $207.8 million compared to $215.9 million in 2013. The decrease of $8.1 million, or 4%, related to a decrease in our compensation and benefits expenses, as described in more detail below. Our pre-tax income margin for 2014 and 2013 remained constant at 25%.

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions, except employee data)
Number of employees at year end	350	305	319
Employee compensation and benefits expenses	$147.2	$147.6	$155.7
% of revenues	56%	54%	54%
Non-compensation expenses	71.1	60.2	60.3
% of revenues	27%	22%	21%
Total operating expenses	218.3	207.8	215.9
% of revenues	83%	75%	75%
Total income before taxes	43.3	67.5	71.2
Pre-tax income margin	17%	25%	25%
Compensation and Benefits Expenses
The largest component of our operating expenses is employee compensation and benefits expenses, which we determine annually based on a percentage of revenues. The actual percentage of revenue is determined by management in consultation with the Compensation Committee at each year-end and based on such factors as the relative level of revenues, anticipated compensation requirements to retain and reward our employees, the cost to recruit and exit employees, the charge for amortization of restricted stock awards and related forfeitures and other relevant factors. The ratio of compensation to revenues has remained relatively constant over the past three years during which it has ranged from 54% to 56%.
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

The sum of base salaries and benefits and the amortization of previously issued restricted stock units, which we refer to as our fixed compensation cost, has ranged annually from $114.0 million to $131.0 million during the three-year period ended December 31, 2015. We estimate that our fixed compensation cost for 2016 will fall within this range. This estimate is based upon our headcount and salary levels as of the beginning of 2016. The decisions we make throughout the year relating to hiring, retaining and exiting employees may increase or decrease our full year fixed compensation cost. Our fixed compensation cost may vary from year to year based on such factors as headcount, changes in charges for the amortization of restricted stock units and other related matters.
The aggregate amount of discretionary bonus payments generally represents the excess amount of the total compensation amount over the amount of base salary and benefits and amortization of restricted stock awards. Cash bonus amounts of $23.0 million, $34.0 million and $25.0 million were paid and/or accrued in 2015, 2014 and 2013, respectively. The majority of the payments in each of the last three years were made to professional employees who were not managing directors, consistent with our philosophy of providing our senior bankers a greater share of their compensation in the form of long term incentive compensation.
While our ratio of compensation to revenues has exceeded 50% over the past several years, it continues to be our objective to reduce this ratio over time to a ratio not to exceed 50% when market activity and our revenue productivity improve. We will balance this policy goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to expand our industry expertise and geographic reach.
2015 versus 2014. For the year ended December 31, 2015, our employee compensation and benefits expenses remained relatively constant at $147.2 million as compared to $147.6 million for the same period in the prior year. The ratio of compensation and benefits expenses to revenues increased to 56% in 2015 from 54% in 2014 as a result of the spreading of a comparable amount of compensation and benefits expense over lower revenues in 2015.
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
During 2015, our non-compensation expenses increased to approximately $71.0 million from approximately $60.0 million over the previous two years. The increase in our non-compensation costs to large extent resulted from operating, borrowing and transaction costs related to the acquisition and operation of Greenhill Cogent and to a lesser extent from foreign currency losses and other unusual items, which are not expected to recur.
As we look forward to 2016, and assuming moderate headcount growth, we currently estimate our non-compensation costs to remain constant with or slightly lower than 2015 on an absolute dollar basis, as we expect the elimination of certain unusual items from 2015 to be partly offset by an anticipated charge over the next several quarters relating to the Cogent acquisition as described below. As part of the consideration for the acquisition of Cogent, in addition to the cash and shares delivered at closing, we agreed to pay an earnout in the future consisting of cash and shares of Greenhill common stock if certain agreed revenue targets are achieved. For purposes of the earnout, we valued, at the date of acquisition, the contingent cash consideration (which had a face value of $18.9 million) at $13.1 million. At the end of each reporting period we will evaluate the likelihood that Greenhill Cogent will achieve the earnout and if the likelihood increases during the period we will record as expense the change in the estimated fair value of the contingent cash consideration until it reaches its face value of $18.9 million. And contrarily, if during a reporting period the likelihood that Greenhill Cogent will achieve the earnout decreases we will record as income the decrease in the estimated fair value of the contingent consideration until it reaches zero.
Assuming the likelihood of achievement of the earnout continues to increase in 2016, we expect substantially all charges related to the earnout will be incurred in 2016, and over the longer term any further increases in our non-compensation expenses will be dependent mostly on our geographic expansion to new locations, strategic business expansion, general inflation related increases in rent and other costs we incur and, to a much lesser extent, on an increase in headcount within our existing locations.
2015 versus 2014. For the year ended December 31, 2015, our non-compensation expenses of $71.1 million increased $10.9 million, or 18%, from $60.2 million in 2014. The increase in non-compensation expenses principally resulted from costs related to the acquisition and operation of Greenhill Cogent, which we acquired on April 1, 2015, and foreign currency losses, which we do not expect to recur, related to the funding of our Brazilian business. With respect to the Cogent related costs, transaction expenses are non-recurring in nature, and we expect that certain other costs related to the Cogent acquisition will decline over future periods as we consolidate certain operations, amortize intangible assets and repay our borrowings, offset in part by potential charges related to the amortization of the contingent portion of the Earnout obligation. Interest expense, included within non-compensation expenses, was $2.5 million for 2015 and $1.2 million for 2014. The increase in interest expense largely related to the financing of the Cogent acquisition.
Non-compensation expenses as a percentage of revenues for 2015 were 27% compared to 22% for 2014. The increase in non-compensation expenses as a percentage of revenues resulted from the spreading of higher costs over lower revenues in 2015 as compared to 2014.
2014 versus 2013. For the year ended December 31, 2014, our non-compensation expenses were $60.2 million compared to $60.3 million in 2013, a decrease of $0.1 million. The slight decrease in non-compensation expenses principally resulted from the benefit of lower amortization of the Australian intangible assets, which were fully amortized in the first quarter of 2013, and was largely offset by higher occupancy costs related to the absence of sublease space rental income and additional costs for new office space in Brazil.
Non-compensation expenses as a percentage of revenues for 2014 were 22% compared to 21% for 2013. The slight increase in non-compensation expenses as a percentage of revenues resulted from the spreading of comparable costs over lower total revenues in 2014 as compared to 2013.
Our non-compensation expenses as a percentage of revenues can vary as a result of a variety of factors including fluctuation in annual revenue amounts, changes in headcount, the amount of recruiting and business development activity, the amount of office space expansion, the amount of reimbursement of engagement-related expenses by clients, costs associated with acquisitions, the amount of our borrowings, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenues in any particular year may not be indicative of the non-compensation expenses as a percentage of revenues in future years.

Provision for Income Taxes
We are subject to federal, foreign and state and local corporate income taxes in the United States. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.
2015 versus 2014. For the year ended December 31, 2015, the provision for taxes was $17.7 million, which reflected an effective tax rate of 41%. This compared to a provision for taxes for the year ended December 31, 2014 of $24.1 million, which reflected an effective tax rate of 36%. The decrease in the provision for income taxes of $6.4 million in the year ended December 31, 2015, as compared to 2014, resulted from a decrease in pre-tax income, offset by an increase in the effective tax rate. The increase in the effective tax rate principally resulted from the generation of greater U.S. source earnings, which are taxed at a higher rate than foreign source earnings, and certain non-deductible foreign losses.
2014 versus 2013. For the year ended December 31, 2014, the provision for taxes was $24.1 million, which reflected an effective tax rate of 36%. This compared to a provision for taxes for the year ended December 31, 2013 of $24.5 million, which reflected an effective tax rate of 34%. The decrease in the provision for income taxes of $0.4 million in the year ended December 31, 2014, as compared to 2013, resulted from a decrease in pre-tax income, offset by an increase in the effective tax rate. The increase in the effective tax rate principally resulted from the generation of greater U.S. source earnings, which are taxed at a higher rate than foreign source earnings.
The effective tax rate can fluctuate as a result of variations in the relative amounts of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Net Income and Earnings Per Share
2015 versus 2014. For the year ended December 31, 2015, net income allocated to common stockholders was $25.6 million, or $0.82 per diluted share, as compared to net income allocated to common stockholders of $43.4 million, or $1.43 per diluted share, in 2014. The decrease in net income allocated to common stockholders of $17.8 million principally resulted from the impact on net income of lower revenues and higher non-compensation expenses as discussed above.
During 2015, our fully diluted average shares outstanding increased by 0.8 million to 31.2 million from 30.4 million in 2014. The increase in our fully diluted average shares outstanding principally related to the weighted average impact of the 0.8 million shares issued in April 2015 in conjunction with the acquisition of Cogent and the recognition of 0.5 million restricted stock unit awards, net of shares deemed repurchased by us for the settlement of employee tax liabilities arising upon the vesting of the awards. The average shares outstanding at December 31, 2015 does not include an additional 0.3 million shares of common stock, which will be issued to the selling unitholders of Cogent, if the earnout is achieved. At December 31, 2015 and 2014, our shares outstanding plus restricted stock units vested for accounting purposes (i.e. not weighted for the timing of purchases during the year) were 31.6 million and 30.1 million, respectively.

As part of the consideration for our acquisition of Caliburn in 2010, we issued 439,951 contingent convertible preferred shares, which would have converted to common shares promptly following the fifth anniversary of the closing (April 1, 2015) if a revenue target was achieved. The revenue target was not achieved and the contingent convertible preferred shares were canceled. Consequently, no additional common shares related to the convertible preferred shares were included in the share count in 2015. See "Note 11—Equity" and "Note 12—Earnings Per Share” to the Consolidated Financial Statements.
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

Geographic Data
For a summary of the total revenues, income before taxes and total assets by geographic region, see “Note 18 — Business Information” to the Consolidated Financial Statements.

Liquidity and Capital Resources
Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At December 31, 2015, we had cash and cash equivalents on hand of $70.0 million, of which $35.0 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
We generate cash from our operating activities principally in the form of advisory fees. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repayment of debt obligations, the repurchase of shares of our common stock and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, debt repayments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2015, we had advisory fees receivable of $64.4 million, including long-term receivables related to our primary capital advisory engagements of $32.4 million.

Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2016, we expect to pay cash bonuses and accrued benefits of approximately $13.9 million relating to 2015 compensation to our employees. In addition, we expect to pay approximately $18.5 million in 2016 principally related to income taxes owed in the United States and the United Kingdom for the year ended December 31, 2015.
To provide for working capital needs and other general corporate purposes in the United States, we have a $50.0 million revolving bank loan facility, which matures on April 30, 2016. We have had a revolving loan facility with our existing bank lender since 2004 and under the arrangement with our lender the facility was structured with a twelve month maturity. Historically, we have been able to extend the maturity date of the revolving loan facility for a new one year period shortly before maturity of the exiting loan facility. We expect to renew the revolving bank loan facility this year and in future years although our ability to do so is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate (3.5% at December 31, 2015) or 3.25%. At December 31, 2015, we had $39.8 million outstanding under the revolving bank loan facility.
As part of the consideration paid for our acquisition of Cogent, at closing on April 1, 2015, we paid $44.0 million in cash and issued 779,454 shares of our common stock to the former Cogent equity holders who joined Greenhill Cogent. To fund the cash portion of the consideration and transaction costs, we borrowed $45.0 million in aggregate under two bank term loan facilities, each in the amount of $22.5 million. The maturity date of one term loan facility is April 30, 2016, when the principal amount is due in full. The maturity date of the other term loan facility is April 30, 2018, with principal repayments due in four equal semi-annual installments beginning October 31, 2016. The bank term loan facilities may be prepaid without penalty but amounts prepaid may not be reborrowed. During the second quarter of 2015, we repaid $11.3 million, or 50% of the amount due on April 30, 2016. We expect to make future payment of the outstanding term debt installments at their scheduled due dates. The interest rate applicable to the bank term loan amount due in April 2016 is equal to the Prime Rate plus three-quarters of one percent (0.75%) per annum.  The interest rate generally applicable to the bank term loan facility with the first installment due in October 2016 is equal to the Prime rate plus one and one-quarter percent (1.25%) per annum. The interest rate applicable to either of the bank term loan facilities will never be less than four percent (4.00%) per annum.
Both the revolving bank loan facility and the bank term loan facilities are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds, cash distributions from G&Co, and advisory fees receivable of G&Co. In addition, each of the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants on a quarterly basis. At December 31, 2015, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
As additional contingent consideration for the purchase of Cogent, we agreed to pay $18.9 million in cash and issue 334,048 shares of our common stock in the future if the earnout is achieved. The cash payment and the issuance of common shares will be made if Greenhill Cogent achieves a revenue target of $80.0 million during either the two year period ended on the second anniversary of the closing (April 1, 2017) or the two year period ending on the fourth anniversary of the closing (April 1, 2019). If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both earnout periods, only one payment will be made at the end of the first earnout period. If the revenue target is not achieved during either of the two year earnout periods, a payment will not be made.
Historically, we have generated significant earnings outside of the U.S. and we have repatriated a substantial portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. Our repatriation of foreign earnings had not resulted in incremental U.S. taxes because we had been able to utilize excess foreign tax credits generated by our foreign operations to offset any incremental U.S. tax burden. However, during 2014, we utilized most of the excess foreign tax credits available to us and, as a result, commencing in 2015 and going forward, if we were to repatriate foreign earnings we would be subject to incremental U.S. tax. Due to this potential incremental tax burden, we did not repatriate any foreign earnings in 2015 and it is our intention to retain our foreign earnings offshore indefinitely to reinvest in our non-U.S. operations unless circumstances change. To the extent we need to support our corporate cash needs in the U.S. beyond the generation of cash domestically, we may utilize our revolving bank loan facility, seek an expansion of such facility or seek other debt financing in lieu of repatriation of foreign earnings. In the event we are unable to meet our U.S. cash needs with cash generated domestically, or through borrowings, we could incur additional U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the rate of tax paid in the foreign jurisdictions. Historically, we have generated a substantial portion of our foreign earnings in the U.K., Germany and Australia, which currently are subject to tax at rates of approximately 20%, 32%, and 30%, respectively.

Since the sale of our merchant banking business in 2009, we have monetized substantially all of our principal investments in our merchant banking fund investments and used the net proceeds principally to make open market share repurchases and to reduce borrowings outstanding on the revolving bank loan facility. At December 31, 2015, our remaining investments in merchant banking fund investments were valued at $3.6 million. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. At December 31, 2015, we do not have any remaining commitments to fund capital calls for principal investments, and we do not intend to make any principal investments going forward.
For the year ended December 31, 2015, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock. During the year ended December 31, 2015, we were deemed to have repurchased 341,235 shares of our common stock at an average price of $34.88 per share (for a total cost of $11.9 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. We did not make any open market purchases of our common stock in 2015.
In January 2016, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2016. In February 2016, we were deemed to have repurchased 303,035 shares of our common stock at an average price of $25.37 per share (for a total cost of $7.7 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested. While we expect to fund future repurchases of common shares (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. Future repurchases of our common stock will be dependent upon our cash flow generation and take into account the payment of dividends, repayments of the bank term loan facilities, of which at least $17.0 million is scheduled to be repaid in 2016, potential obligations under the Earnout, and other relevant factors.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at February 15, 2016 , we expect to fund repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $45.2 million (as calculated based upon the closing share price as of February 15, 2016 of $22.97 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $0.6 million will be payable in 2016, $11.2 million will be payable in 2017, $11.1 million will be payable in 2018, $10.1 million will be payable in 2019, $8.8 million will be payable in 2020, and $3.5 million will be payable in 2021. We will realize a corporate income tax benefit concurrently with the cash settlement payments.

Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the years ended December 31, 2015 and 2014, we made dividend distributions of $58.9 million and $56.3 million, respectively, or $1.80 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facilities, contractual restrictions and other factors as the Board of Directors may deem relevant.

While we believe that the cash generated from operations and borrowings from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, bank term loan repayments, common dividend payments, share repurchases and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, or at all, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly repatriate foreign earnings, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
2015. Cash and cash equivalents increased by $19.0 million from December 31, 2014, including a decrease of $1.4 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $92.8 million from operating activities, which consisted of $70.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $22.4 million (principally due to a decrease in advisory fees receivable and an increase in income taxes payable). We used $33.5 million for investing activities, principally as a result of the cash payment of $45.3 million for the acquisition of Cogent, including transaction costs, and $2.2 million for leasehold improvements and other capital expenditures, offset in part by the recording of the contingent Earnout obligation at an estimated fair value of $13.6 million and by distributions from merchant banking fund investments of $0.9 million. We used $38.8 million in financing activities, including $58.9 million for the payment of dividends, $11.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $5.9 million of tax costs related to the delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowing of $33.8 million of bank term loan facilities ($45.0 million of bank term loans to finance Cogent, net of a repayment of $11.3 million), and net borrowings of $4.2 million on our revolving bank loan facility.
2014. Cash and cash equivalents increased by $8.3 million from December 31, 2013, including a decrease of $2.6 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $103.3 million from operating activities, which consisted of $96.6 million from net income after giving effect to the non-cash items and a net decrease in working capital of $6.7 million (primarily due to an increase in annual bonuses payable). We used $1.8 million for investing activities, including $2.4 million for leasehold improvements and other capital expenditures, offset in part by distributions from other merchant banking funds of $0.7 million. We used $90.6 million in financing activities, including $56.3 million for the payment of dividends, $15.4 million for open market repurchases of our common stock and $20.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $2.9 million of tax costs related to the delivery of restricted stock units at a vesting price lower than the grant price, partially offset by net borrowings on our revolving loan facility of $4.8 million.
2013. Cash and cash equivalents decreased by $7.6 million from December 31, 2012, including a decrease of $1.0 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $67.8 million from operating activities, which consisted of $100.8 million from net income after giving effect to the non-cash items and a net increase in working capital of $33.0 million (primarily due to an increase in advisory fees receivable due to a number of large transaction closings shortly prior to December 31, 2013). We generated $35.8 million from investing activities, which consisted of proceeds from the sale of Iridium of $34.2 million, distributions from merchant banking fund investments of $1.3 million, partially offset by $0.6 million used to fund capital calls for our merchant banking fund investments and $1.2 million for the build out of office space and other capital needs. We used $110.2 million in financing activities, including $56.2 million for the payment of dividends, $42.5 million for open market repurchases of our common stock, $12.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $0.3 million for distributions to non-controlling interests, partially offset by net borrowings on our revolving loan facility of $1.7 million.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2015:

		Payment Due by Period
Contractual Obligations		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
		(in millions)
Operating lease obligations		$68.4	$14.1	$27.3	$20.0	$7.0
Bank revolving loan facility		39.8	39.8	—	—	—
Bank term loan facilities		33.8	$16.9	$16.9	$—	$—
Total	(a) (b)	$142.0	$70.8	$44.2	$20.0	$7.0

_____________________________________________

(a)
As additional contingent consideration for the purchase of Cogent, we agreed to pay $18.9 million in cash in the future if the Earnout is achieved. The payment will be made if Greenhill Cogent achieves a revenue target during either the two year period ended on the second anniversary of the closing (April 1, 2017) or the two year period ending on the fourth anniversary of the closing (April 1, 2019). If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable.

(b)
Total contractual obligations are recorded at their gross amount and have not been reduced by approximately $2.7 million in minimum sublease rentals due during the period 2016 to 2019 under sublease obligations related to space formerly occupied by Cogent personnel in New York and London.

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
Our cash and cash equivalents are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, yen, Swedish krona, Brazilian real, and Singapore dollars and we face foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. While we do not currently hedge against movements in exchange rates, we may hedge our foreign currency exposure if we expect we will need to fund U.S. dollar obligations with foreign currency.
We monitor the quality of our cash investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. We generally retain nominal cash balances in those foreign jurisdictions were foreign currency movements have historically been volatile.
With regard to our investments in merchant banking funds, as a result of our sale of substantially all of such investments, we no longer believe that we are exposed to significant market risk due to the reduced amount of investments and diversification of the remaining portfolio investments.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange in the major markets in which we operate between the Australian dollar, Canadian dollar, pound sterling, euro, and yen (in which collectively 31% of our revenues for the year ended December 31, 2015 were denominated) and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the year ended December 31, 2015, as compared to 2014, the value of the U.S. dollar strengthened relative to the Australian dollar, the pound sterling and euro. In aggregate, the impact on our revenues in 2015 as compared to 2014 as a result of movements in the foreign currency exchange rates, was not material. While our earnings are subject to volatility from foreign currency changes, we do not believe we face any material risk in this respect.

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

We recognize capital advisory fees from secondary market transactions at the time the sale or transfer of the capital interest is completed in accordance with the terms of the engagement letter. Generally, fee revenue is determined based upon a fixed percentage of the transaction value.

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
Included in the advisory fees receivable balance are long term receivables related to primary capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues on the consolidated statements of income is interest income related to primary capital advisory engagements.
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
Accounting Developments
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. Management is currently evaluating the impact of the future adoption of ASC 606 on the Company’s consolidated financial statements. The new guidance was effective for fiscal years beginning after December 15, 2016. In August 2015, the FASB issued guidance which defers the effective date of its new recognition standard by one year. The standard would be effective for public entities for annual reporting periods beginning after December 15, 2017.

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
In addition, on May 14, 2015 our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding our Board of Directors and executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers and Directors.” Additional information regarding members of the Board of Directors and Greenhill’s Corporate Governance are set forth below.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE
The Board of Directors conducts its business through meetings of the Board and the following standing committees: Audit, Compensation, and Nominating and Governance. Each of the standing committees has adopted and operates under a written charter, all of which are available on our website at www.greenhill.com. We also amended our Corporate Governance Guidelines in January 2016 to provide for a Lead Independent Director. Other corporate governance documents also are available on our website at the same address, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and our Related Person Transaction Policy. The written charters, the Guidelines, the Code and the Related Person Transaction Policy are also available in print to any stockholder who requests them.

Meetings of the Independent Directors
In addition to the committees of the Board of Directors described below, our non-employee directors meet regularly in executive sessions in which our employee directors (Messrs. Greenhill and Bok) and other members of management do not participate. The Lead Independent Director serves as the presiding director of these executive sessions.

Committees of the Board

Audit Committee
Members:
Stephen L. Key (Chairman)
Robert T. Blakely
Karen P. Robards
The Audit Committee is a separate committee established in accordance with Rule 10A-3 under the Securities Exchange Act of 1934. The Board of Directors has determined that all members of the Audit Committee are “independent” as that term is defined in the applicable New York Stock Exchange listing standards and regulations of the Securities and Exchange Commission and that all members are financially literate as required by the applicable New York Stock Exchange listing standards. The Board of Directors also has determined that Mr. Key is an “audit committee financial expert” as defined by applicable regulations of the Securities and Exchange Commission. Mr. Blakely currently serves on the audit committees of four public companies, including Greenhill. Our Board of Directors has discussed with Mr. Blakely the time and effort required to be devoted by Mr. Blakely to his service on these committees and has affirmatively determined that such services do not impair Mr. Blakely’s ability to serve as an effective member of Greenhill’s Audit Committee.
The Audit Committee’s purpose is to oversee the independent auditor’s qualifications, independence and performance, the integrity of our financial statements, the performance of our internal audit function and independent auditors and compliance with legal and regulatory requirements. The Audit Committee has sole authority to retain and terminate the independent auditors and is directly responsible for the compensation and oversight of the work of the independent auditors. The Audit Committee reviews and discusses with management and the independent auditors the annual audited and quarterly financial statements, reviews the integrity of the financial reporting processes, both internal and external, and prepares the Audit Committee Report included in the proxy statement in accordance with the rules and regulations of the Securities and Exchange Commission. The Audit Committee met five times during 2015. In addition, the SEC Subcommittee of the Audit Committee, which is responsible for reviewing periodic reports of Greenhill filed with the SEC, met four times during 2015. Mr. Key is the sole member of the SEC Subcommittee, although other Audit Committee members participate in SEC Subcommittee meetings from time to time.

Compensation Committee
Members:
Steven F. Goldstone (Chairman)
Robert T. Blakely
Stephen L. Key
The Compensation Committee, comprised entirely of independent, non-employee directors, is responsible for establishing and administering our policies involving the compensation of our executive officers. No employee of Greenhill serves on the Compensation Committee. The Compensation Committee members have no interlocking relationships as defined by the Securities and Exchange Commission.
The Board of Directors has determined that all members of the Compensation Committee are “independent” as that term is defined in applicable New York Stock Exchange listing standards. The Compensation Committee oversees our compensation and benefits policies generally, evaluates senior executive performance, oversees and sets compensation for our senior executives and reviews management’s succession plan. The Compensation Committee evaluates our compensation philosophy, goals and objectives generally, and it approves corporate goals related to the compensation of our senior executives (including the Chief Executive Officer), approves compensation and compensatory arrangements applicable to our other executive officers based on our compensation goals and objectives. See “Executive Compensation—Compensation Discussion and Analysis” for more information on the Compensation Committee’s role in determining compensation. In addition, the Compensation Committee is responsible for reviewing and recommending the establishment of broad-based incentive compensation, equity-based, retirement or other material employee benefit plans, and for discharging any duties under the terms of our equity incentive plan. The Compensation Committee met five times during 2015.
Nominating and Governance Committee
Members:
Robert T. Blakely (Chairman)
Steven F. Goldstone
Stephen L. Key
Karen P. Robards
The Board of Directors has determined that all members of the Nominating and Governance Committee are “independent” as that term is defined in applicable New York Stock Exchange listing standards. The Nominating and Governance Committee identifies and recommends individuals qualified to become members of the Board of Directors and recommends to the Board sound corporate governance principles and practices for Greenhill. In particular, the Committee assesses the independence of all Board members, identifies and evaluates candidates for nomination as directors, recommends the slate of director nominees for election at the annual meeting of stockholders and to fill vacancies between annual meetings, recommends qualified members of the Board for membership on committees, oversees the director orientation and continuing education programs, reviews the Board’s committee structure, reviews and assesses the adequacy of our Corporate Governance Guidelines, evaluates the annual evaluation process for the Board and Board committees and is charged with overseeing our Related Person Transaction Policy. The Nominating and Governance Committee met two times during 2015.

Meeting Attendance
Our Corporate Governance Guidelines provide that our directors are expected to attend meetings of the Board and of the committees on which they serve. We do not have a policy requiring directors to attend our annual meeting of stockholders. The Board met eight times during 2015. All of our directors attended the annual meeting of stockholders in 2015, and all of our directors attended at least 75% of the Board and committee meetings on which the directors served.

Procedures for Contacting the Board of Directors
The Board has established a process for stockholders and other interested parties to send written communications to the Board, the independent directors, or to individual directors. Such communications may be made anonymously. Such communications should be sent by U.S. mail to the Board of Directors, c/o Greenhill, 300 Park Avenue, New York, New York, 10022 (attention: Secretary). The communications will be collected by the Secretary and delivered, in the form received and if so addressed, to a specified director, the independent directors, the Lead Independent Director or the Audit Committee or its Chairman. Items that are unrelated to a director’s duties and responsibilities as a Board member may be excluded by the Secretary, including solicitations and advertisements, junk mail and resumes.

Procedures for Selecting and Nominating Director Candidates
In evaluating the appropriate characteristics of candidates for service as a director, the Nominating and Governance Committee takes into account many factors. At a minimum, director candidates must demonstrate high standards of ethics, integrity and professionalism, independence, sound judgment, community leadership and meaningful experience in business, law or finance or other appropriate endeavor. In addition, the candidates must be committed to representing the long-term interests of our stockholders. In addition to these minimum qualifications, the Committee also considers other factors it deems appropriate based on the current needs of the Board, including specific business and financial expertise currently desired on the Board, experience as a director of a public company and diversity. The Committee does not have any formal diversity policy. With these factors and characteristics in mind, the Committee will generally begin its search by discussing potential candidates with existing members of the Board and management. The Committee will also reassess the qualifications of a director, including the director’s past contributions to the Board and the director’s attendance and contributions at Board and committee meetings, prior to recommending a director for reelection to another term.
Our Board of Directors has adopted procedures by which stockholders may recommend nominees to the Board. The Nominating and Governance Committee will consider any director candidate recommended by stockholders in accordance with the procedures set out in our bylaws and applicable law on the same basis as it considers other director candidates. Stockholders may also submit a letter and relevant information about the candidate to the Secretary at Greenhill & Co., Inc., 300 Park Avenue, New York, New York 10022.

Board Leadership Structure and Role in Risk Oversight
The Chairman of our Board of Directors, Robert F. Greenhill, is the founder of Greenhill and has previously served as its Chief Executive Officer. In 2007, Mr. Greenhill relinquished the position as Chief Executive Officer. At that time, the Board of Directors determined that it was in the best interests of our stockholders for Mr. Greenhill to continue to serve as Chairman of the Board, given the depth of his experience with our firm and our industry. In January 2016, our Board of Directors amended our Corporate Governance Guidelines to provide for a “Lead Independent Director” and appointed Steven F. Goldstone to this role. The Lead Independent Director's responsibilities include:

(1)	Chair any meeting of the Board at which the Chairman is not present, including executive sessions of non-management or independent directors;

(2)	Have the authority to call meetings of the non-management or independent directors;

(3)	Meet with any director who is not adequately performing his or her duties as a member of the Board or any committee;

(4)
Facilitate communications between other members of the Board and the Chairman of the Board and/or the Chief Executive Officer by serving as the principal liaison; however, each director is free to communicate directly with the Chairman of the Board and with the Chief Executive Officer;

(5)
Monitor, with the assistance of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Legal Officer, communications from stockholders and other interested parties, report on such communications to the other directors as he or she considers appropriate, and be available, when appropriate, for consultation and direct communication with stockholders;

(6)
Work with the Chairman of the Board and the CEO in the preparation of the agenda for each Board meeting and approve the agendas to be sent to the Board; and be available to review information to be sent to the Board when appropriate;

(7)
Work with the Chairman of the Board in determining the need for special meetings of the Board, and approve the number and frequency of Board meetings and meeting schedules, assuring there is sufficient time for discussion of all agenda items; and

(8)	Otherwise consult with the Chairman of the Board and/or the Chief Executive Officer on matters relating to corporate governance and Board performance.
Our Board of Directors, under the guidance of the Nominating and Governance Committee, reviews the structure of our Board of Directors and its committees each year as a part of its annual self-evaluation process, and in that context considers, among other things, issues of structure and leadership, including whether the offices of Chairman of the Board and Chief Executive Officer should be combined or separate, whether the Company should have a “Lead Independent Director” in the event that the Chairman of the Board is not an independent director, and whether the Board’s leadership structure is appropriate given the characteristics or circumstances of the Company. The Board of Directors is satisfied that its current structure and processes are well suited for the Company, given its simple business model, employee stock ownership and size.
The Board of Directors has delegated risk management and oversight to the Audit Committee. The Audit Committee receives regular reports on risk matters, including financial, legal and regulatory risks, at its quarterly meetings. The Audit Committee also receives an annual report on legal, regulatory and compliance matters from the Greenhill Global Compliance Committee. The Audit Committee oversees the Company’s periodic risk assessments and risk-based internal audits. In addition, the Audit Committee meets regularly with the Chief Compliance Officer, principal accounting officer and Chief Legal Officer of Greenhill as well as its external and internal auditors, to discuss issues related to risk management. The Audit Committee, in turn, reports any material risk issues which may arise to the full Board of Directors. The Board of Directors' administration of risk oversight has no impact on its leadership structure.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller and other employees performing similar functions. A copy of this Code of Business Conduct and Ethics is available on our website at www.greenhill.com.
We intend to post on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officers, principal financial officer, principal accounting officer, controller and other persons performing similar functions within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis, or CD&A, describes our compensation objectives and programs for our “named executive officers” or “NEOs.” The CD&A also describes the specific decisions, and the process supporting those decisions, which were made in respect to 2015 for the NEOs.
For 2015, our NEOs were:

•	Scott L. Bok, Chief Executive Officer (“CEO”);

•	Kevin M. Costantino, President;

•	David A. Wyles, President;

•	Christopher T. Grubb, Chief Financial Officer;

•	Harold J. Rodriguez, Jr., Chief Operating Officer; and

•	Patricia Moran, Chief Legal Officer and Secretary.

CD&A Table of Contents
To assist in finding important information, we call your attention to the following sections of our CD&A:

Executive Summary
Greenhill’s Business and Strategy. Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, United Kingdom, Germany, Sweden, Australia, Japan, Hong Kong, Singapore, Canada and Brazil.
Greenhill is a unique global investment banking firm, not only in relation to the large integrated, or "bulge bracket", institutions which engage in commercial lending, underwriting, research, sales and trading and other businesses, but also in relation to other so called "independent" investment banks, many of which engage in investment management, research and capital markets businesses, all of which can create conflicts with clients' interests. Our business strategy is to (i) operate as a pure advisory firm, which minimizes conflicts and emphasizes our focus on client service, (ii) operate globally, with a presence in all major markets, (iii) emphasize larger transactions, which enhances fee opportunities, (iv) continue to expand our business organically and through strategic acquisitions and (v) maintain our conservative policies of no net debt and true GAAP profitability.

2015 Performance Highlights. Our 2015 financial results reflect both market conditions and factors specific to Greenhill. While 2015 results were below our desired levels on an overall basis, we believe that there were many positive aspects to our 2015 performance and that the strength of our franchise is clear.

•	26% increase in 2015 announced deals, 81% increase in 2015 deal volume(2) and significant increase in fees from top ten announced M&A deals

•	Solid list of major deal announcements, but few of our biggest got to completion by year-end, impacting total revenue

•	Pre-tax margin impacted by some non-recurring costs and lower revenue

•	Successful acquisition of Cogent Partners (secondary fund placement)

•	5 M&A MDs recruited, plus 5 promoted
We also maintained a substantial dividend, along with a strong balance sheet. We started 2016 with a bigger backlog and good deal momentum, and we expect that higher revenue should drive improved cost ratios and profit margin.
Executive Pay Program Updates and 2015 Say on Pay Vote. At our 2015 Annual Stockholders Meeting, approximately 58% of votes cast supported Greenhill’s executive compensation program. While we received the support of seven of our ten largest stockholders, this overall result led us to undertake a multi-pronged effort to review our executive compensation programs. This effort included discussions with institutional stockholders and their corporate governance groups, analysis of market practices at peer companies, and retention by the Compensation Committee of an independent compensation consultant.
The objective of the investor outreach was to understand the factors our stockholders consider to be most important when evaluating our executive compensation program. During 2015, we spoke to our top institutional holders specifically regarding executive compensation. We learned that stockholders were not seeking major changes to our executive compensation program, but rather that they had some ideas to refine and improve the program, often specific to CEO pay. Major stockholders were not prescriptive about plan design. Instead, they were more interested to see that the results and outcomes delivered by the plans were appropriately aligned with both Firm-wide and individual performance.
We took action in response to investor feedback:

(2) Excludes withdrawn/canceled deals. Source: Thomson Financial

New for 2016. Our pay-for-performance compensation program is designed to reward performance and align the long-term interests of our named executive officers and other senior professionals with those of our stockholders. In addition to our historic approach to aligning pay for performance through the use of restricted stock units ("RSUs"), based on stockholder feedback, we introduced PRSUs for our CEO, who has ultimate responsibility for Firm-wide performance. The PRSU award is based on the CEO’s performance in 2015 and ties the CEO’s compensation to our revenue, pre-tax margin and total stockholder return over the three-year period from 2016 to 2018. The PRSUs are designed to both advance the Firm’s business objectives and be responsive to stockholder feedback.
Key Compensation Practices. Key executive compensation practices are summarized below. We believe these practices promote alignment with the interests of our stockholders.

What We Do

What We Don’t Do

Process For Determining Executive Compensation
Compensation Philosophy. Our compensation program is designed to attract, retain and motivate our professionals, reward the achievement of business results through the delivery of competitive pay and incentive programs and align the aggregate compensation of our employees with both individual and company performance.
The principles behind our approach to compensation include:

Principles of Compensation Policy
Alignment	Align interests between all our senior professionals (including our named executive officers) and our stockholders
Simplicity	Our senior professionals and our stockholders can readily calculate the costs and benefits of the compensation we provide
Meritocracy (within the Firm)	Our compensation methodology is seen by our senior professionals as fair and, as a result, those professionals can work together effectively in teams to better advise clients
Effectiveness	Can attract and retain talent in a highly competitive industry

Compensation Track Record. Using GAAP figures, we believe that we have had the lowest compensation ratio (total revenues divided by total compensation expense) among publicly traded independent investment banking firms in every year since our 2004 initial public offering through 2014, with our absolute compensation ratio ranging from 54% to 56% over the last three years, depending on our financial performance. We intend to reduce this ratio over time toward our target of achieving a 50% compensation ratio each year, subject to balancing this target against our objective of retaining our key performers and compensating them competitively.
Compensation Process. The Compensation Committee, which consists entirely of independent outside directors, has the overall responsibility for evaluating and approving our executive officer base salary, annual and long-term incentive compensation, and other compensation plans, policies and programs. The Compensation Committee maintains a dialogue with our management regarding compensation, industry practices and the contributions of individual executives, all of which are taken into account in determining compensation. Scott Bok, our Chief Executive Officer, after consulting with other key executives, makes recommendations to the Compensation Committee regarding both the form and amount of base salary and annual and long-term incentive compensation for each named executive officer and other senior professional each year. In preparation for making such recommendations, our management reviews information from a variety of sources regarding compensation levels at our peers. The Compensation Committee, in approving annual and long-term incentive compensation, is also aware of the amounts of compensation previously awarded to the executive officers and their level of stock and RSU ownership.
Annual incentive compensation awards and long-term incentive compensation awards are granted once at the beginning of each calendar year in respect of performance for the preceding year. The purpose of the annual and long-term awards is both to reward our professionals for their contribution to our business in the preceding year and to encourage the long-term retention of those professionals.
In making its final determinations, our Compensation Committee evaluates the Firm’s financial results and strategic development, as measured by revenue growth, pre-tax profit margin, and return of capital to stockholders. With a view toward its objective of achieving total compensation expense of 50 percent of total revenue in any given year, the Compensation Committee determines the compensation ratio in consultation with management based on such factors as the amount of revenues, the amount of base compensation and benefits, amortization of RSUs and other compensation payments, projected compensation requirements and the amount of other costs and expenses.

In approving compensation decisions with respect to 2015, our Compensation Committee considered a variety of factors, including the following: (i) the Firm’s total revenues declined 5% versus the prior year; (ii) the Firm had increases in both the number of announced deals and total deal volume, with the revenue outcome largely due to the timing of transaction closings, (iii) the Firm again achieved its long-term objective of maintaining a strong dividend; (iv) the Firm’s pretax profit margin was 17%, which is below our historic levels; and (v) the Firm’s share price fell 34% over the course of the calendar year. The Compensation Committee also took note, with respect to those named executive officers who are actively involved in advising clients and generating revenue (our Chief Executive Officer, Presidents and Chief Financial Officer), of their individual contributions to building client relationships, winning assignments, executing transactions and generating revenue for the Firm.
With respect to our Chief Executive Officer, in particular, the Compensation Committee determined his compensation on the merits of his performance as an investment banker and as an executive in relation to the Firm’s overall results. The Compensation Committee noted that, with respect to his management responsibilities, Mr. Bok led the Firm's successful acquisition of Cogent Partners and played an instrumental role in managing the Firm’s cost structure such that it again achieved a leading profit margin among our peers and maintained its strong dividend. In addition, the Compensation Committee noted that Mr. Bok has continued to maintain strong and productive relationships with the Firm’s regional and industry sector leaders around the world, as well as with stockholders, investment analysts, the press and other relevant constituencies. With respect to his client responsibilities, the Compensation Committee noted that Mr. Bok had initiated and led the Firm’s efforts on some of its most important announced transactions for clients in 2015, and that he played an active role in assisting many of our senior professionals around the world in advancing their client relationships, winning assignments and executing transactions. In addition to the foregoing factors regarding Mr. Bok’s individual performance as a professional advising Firm clients and his role as CEO in managing the Firm, in determining Mr. Bok’s compensation, the Compensation Committee considered the Firm’s performance in 2015 and over time, and the need to retain Mr. Bok’s services as Chief Executive Officer of the Firm. In light of the Firm's overall performance in 2015, the Compensation Committee determined that an overall reduction in Mr. Bok’s compensation for 2015 would be appropriate, notwithstanding his strong individual performance.
Independent Consultant. The Compensation Committee has the authority to retain and terminate a compensation consultant, and to approve the consultant’s fees and all other terms of its engagement. During 2015, the Compensation Committee directly retained Compensation Advisory Partners LLC (“CAP”) as its independent compensation consultant. CAP assisted the Compensation Committee by preparing analyses and making recommendations to inform the Compensation Committee’s decisions related to CEO compensation, in particular with regard to the new PRSU award. The Compensation Committee assessed the independence of CAP pursuant to SEC and NYSE rules, and concluded that no conflict of interest exists that would prevent CAP from providing independent advice to the Compensation Committee. CAP met with the Compensation Committee, and with the Committee Chair, outside the presence of management and will perform no other services for the Firm without the consent of the Chair of the Compensation Committee.

2015 Total Direct Compensation
CEO Compensation. Mr. Bok's salary was fixed at the time of our IPO in 2004 and has not increased since that time. Mr. Bok's bonus compensation has been in the form of RSUs, with no cash bonuses paid, for more than five years.
The following table shows the base salary and incentive compensation awarded to our CEO for 2015 and 2014 performance in the manner it was considered by the Compensation Committee. This table shows bonus compensation in the performance year to which it relates and, accordingly, among other things, differs from that contained in the Summary Compensation Tables.

Year	Salary	Cash Bonus	Deferred RSUs	Total Annual Pay	Year-over-Year Change
2015	$600,000	$0	$1,899,000	$2,499,000	-23%
2014	$600,000	$0	$2,649,000	$3,249,000
The RSUs awarded to Mr. Bok for his fiscal 2014 bonus, at grant (on February 9, 2015), were valued at $2,649,000. One year after grant, well before any of these RSUs had vested, the RSUs had decreased in value -35.2% to $1,715,726. Providing Mr. Bok's bonus in equity rather than cash directly aligned nearly all of his compensation with the interests of our stockholders.
Compensation of Other Named Executive Officers. With respect to the compensation of our other named executive officers, as set forth below, Mr. Bok’s recommendations to the Compensation Committee focused on the relative importance of the roles played by such officers and their overall contributions to the Firm, including, where relevant, their roles in developing client relationships, executing client engagements and generating revenue and, in all cases, the complexity and difficulty of the leadership and administrative roles played by such officer, as well as the importance of retaining such officer.
Mr. Costantino. In recommending annual incentive compensation for Mr. Costantino, Mr. Bok considered Mr. Costantino’s role as a senior banker developing key client relationships, executing client engagements and generating revenue, while also playing a senior management and leadership role within the Firm, both as Co-Head of the Firm’s Australia business and as President of the Firm after his appointment to such position in July 2015. As President, Mr. Costantino plays a central role in managing key client relationships, in monitoring business activity across the Firm, in managing Firm personnel, in recruiting new talent to the Firm and in pursuing new strategic opportunities for the Firm. The Compensation Committee approved the following incentive compensation for Mr. Costantino for his performance in 2015: a cash award of $100,000 and an RSU award valued at $1,099,000, which RSU award constituted approximately 62% of Mr. Costantino’s total compensation for 2015.
Mr. Wyles. In recommending annual incentive compensation for Mr. Wyles, Mr. Bok considered Mr. Wyles’ role as a senior banker developing key client relationships, executing client engagements and generating revenue, while also playing a senior management and leadership role within the Firm, both as Co-Head of the Firm’s European business and as President of the Firm after his appointment to such position in July 2015. As President, Mr. Wyles plays a central role in managing key client relationships, in monitoring business activity across the Firm, in managing Firm personnel, in recruiting new talent to the Firm and in pursuing new strategic opportunities for the Firm. The Compensation Committee approved the following incentive compensation for Mr. Wyles for his performance in 2015: a cash award of $358,017 and an RSU award valued at $1,902,857, which RSU award constituted approximately 61% of Mr. Wyles’ total compensation for 2015.
Mr. Grubb. In recommending annual incentive compensation for Mr. Grubb, Mr. Bok considered Mr. Grubb’s roles as the Firm’s Chief Financial Officer, as the Firm’s primary spokesman with stockholders and prospective investors, and as a senior banker within the Firm’s corporate advisory business, where he now holds the additional title of Co-Head of U.S. M&A. In particular, he considered Mr. Grubb’s role in developing key client relationships, executing client engagements and generating revenue, alongside his management and administrative responsibilities. The Compensation Committee approved the following incentive compensation for Mr. Grubb for his performance in 2015: an RSU award valued at $1,099,000, which constituted approximately 66% of Mr. Grubb’s total compensation for 2015.
Mr. Rodriguez. In recommending annual incentive compensation for Mr. Rodriguez, Mr. Bok considered the various roles that Mr. Rodriguez performs for the Firm, including as Chief Operating Officer and Chief Compliance Officer. Among other things, he considered Mr. Rodriguez’s responsibility for corporate finance and accounting at the Firm, managing the Firm’s expenses apart from compensation, ongoing management and oversight of the operating risks of the business, and establishing and implementing uniform internal policies within the Firm, as well as his role in the acquisition and successful integration of Cogent Partners. The Compensation Committee approved the following incentive compensation for Mr. Rodriguez for his performance in 2015: an RSU award valued at $1,049,000, which constituted approximately 57% of Mr. Rodriguez’s total compensation for 2015.
Ms. Moran. In recommending annual incentive compensation for Ms. Moran, Mr. Bok considered Ms. Moran’s role as the Firm’s Chief Legal Officer and Secretary, and her responsibility for overseeing global legal matters at the Firm. Among other things, he considered Ms. Moran’s responsibility for advising the Firm’s professionals on client engagements, design and implementation of uniform internal policies with regard to legal matters, and overall contribution to the management team. Mr. Bok further noted that, in her role as Secretary, Ms. Moran has responsibility for coordinating and managing the Firm’s Board of Director and committee meetings and providing advice and guidance to the Board of Directors and management on matters of corporate governance. Mr. Bok further considered the terms of the offer letter given to Ms. Moran when she joined the Firm in 2014, which provides that she will receive an aggregate amount of base salary, cash bonus and RSUs for the year 2015 of not less than $1,600,000, with not more than half of her total compensation in the form of RSUs. The Compensation Committee approved the following incentive compensation for Ms. Moran for her performance in 2015: a cash award of $199,500, and an RSU award valued at $800,500, which RSU award constituted approximately 49% of Ms. Moran’s total compensation for 2015.

Peer Groups - Relative Performance and Pay Levels/Practices
Competition for Talent. We operate in a highly competitive industry, where individual investment bankers can have a significant impact on both near- and long-term revenue and on their employer’s reputation. Our competitors for talent, as well as for clients, fall largely into four categories: large global banks, large regional banks, publicly listed independent investment banking firms and closely held boutique firms.
Relative Performance. When reviewing relative performance, we generally reference other public, independent investment banks: Lazard, Evercore Partners, Moelis & Company and, commencing in 2015, PJT Partners and Houlihan Lokey.
Relative Pay Levels/Practices. During 2015, the Compensation Committee, working with management, developed a group of peer companies which it believes provides a meaningful gauge of current pay practices and levels, as well as overall compensation trends: Lazard, Evercore Partners, Moelis & Company, PJT Partners, Houlihan Lokey, Stifel Financial Corp., and Cowen Group. The Compensation Committee did not target compensation at a particular level relative to the peer group (or relevant subset of the group). To the extent investors use a peer group for the Firm to benchmark pay levels or pay practices, we believe this is a reasonable group of companies, considering size and business model.

What’s New For 2016
New Component to CEO Compensation. Our Compensation Committee, in consultation with CAP, introduced performance-based restricted stock awards, or PRSUs, as part of our CEO’s long-term incentive compensation beginning in 2016. In designing the PRSU award, the Compensation Committee targeted performance goals that would both advance our business objectives and be responsive to stockholder feedback. The PRSUs tie compensation outcomes for our CEO from 2016 to 2018 to multi-year revenue, pre-tax profit and total stockholder return (“TSR”) goals, each equally weighted, as specifically described below. We believe these three-year goals are rigorous.

2016-2018 Performance Period	Average Annual Revenue as a Multiple of 2015	Pre-Tax Margin	Total Stockholder Return (CAGR)
Threshold Goal (Payout Factor = 50%)	1.1x	22.0%	10.0%
Target Goal (Payout Factor = 100%)	1.15x	25.0%	15.0%
Upside Goal (Payout Factor = 200%)	1.2x	26.0%	20.0%
Maximum Goal (Payout Factor = 250%)	1.25x	28.0%	25.0%
The Compensation Committee awarded Mr. Bok 115,473 PRSUs (at target performance level). Any compensation ultimately earned for this award will be based on performance during 2016, 2017 and 2018. In measuring the achievement against the goals for each performance metric and calculating the related payout factors, achievement will be linearly interpolated between the percentages set forth in the table above based on actual results as determined and certified by the Compensation Committee. If the achievement of a performance metric is below the threshold goal, the payout factor for such performance metric will be 0%. The maximum payout under the award is 250% x 115,473, or 288,683 PRSUs.
We selected these three performance metrics based upon the importance placed on these metrics by our stockholders, and the importance our business and industry places on top line revenues and pre-tax margin. In addition, we believe there is balance among these measures, i.e., a top line metric (revenue/growth), a bottom line metric (profitability), and a market return metric (TSR). In setting these performance goals, the Compensation Committee considered stockholder communications, as well as input from both the CEO and CAP. The goals were tested against retrospective results, and reviewed against our prospective business objectives and industry expectations.

Other Compensation Program and Governance Features
No Guarantees. We historically have had a “no guarantees” policy (with exceptions only for the initial period of employment of newly recruited named executive officers and other senior professionals) and no contractual entitlement to severance. To provide further flexibility with respect to employment and compensation matters, we historically have maintained a flexible termination practice with no contractual rights to continued employment (other than for a brief notice period) and no contractual right to severance upon termination.
Clawbacks. The Compensation Committee, in cases where it reasonably determines to be appropriate (not only in cases of narrowly defined actions by the named executive officer or employee that would constitute “cause” for termination), has discretion to cancel all unvested RSUs upon termination of a named executive officer or employee. Because a significant portion of compensation to named executive officers and other senior professionals is in the form of RSUs, the Compensation Committee effectively has the ability to terminate unvested RSUs and thereby clawback a significant portion of all compensation awarded to an individual in the prior five years.
Executive Stock Ownership Guidelines. In order to further support the alignment of interests between our named executive officers and our stockholders, in 2014 we adopted stock ownership guidelines for our named executive officers. The guidelines require that executives attain a specified level of ownership of the Firm’s securities equal in value to a multiple of base salary within the later of five years of the executive’s appointment to their role or the applicability of these guidelines:

•	CEO - 10x base salary

•	Other Named Executive Officers - 3x base salary
The Compensation Committee reviews the ownership level for covered executives each year, using a twelve month average stock price. As of the 2015 measurement of ownership, all NEOs were in compliance with the guidelines. Scott Bok, our Chief Executive Officer, holds Firm common stock and RSUs with a value that significantly exceeds his requirement. “Securities,” for purposes of the stock ownership guidelines, includes shares of common stock or other securities of the Firm, RSUs, stock options or other stock-linked equity awards, held directly or indirectly, whether vested or unvested.
Anti-Hedging and Anti-Pledging Policies. Our executive officers and directors are prohibited from hedging or otherwise disposing of the economic risk of ownership of any of our securities owned by them through short sales, option transactions or other derivative instruments, and may not purchase any of our securities on margin, borrow against any account in which our securities are held or otherwise pledge any company securities as collateral.
Tax Deductibility of Compensation. Section 162(m) of the Internal Revenue Code limits deductions for non-performance-based annual compensation in excess of $1.0 million paid to certain executive officers. Our policy is to generally maximize the tax deductibility of compensation payments to our executive officers. We may, however, authorize payments to executive officers that may not be fully deductible if we believe that such payments are in our stockholders’ interests.
Accounting Implications. We account for stock-based compensation in accordance with the requirements of FASB Accounting Standards Codification (“ASC”) Topic 718. In designing our compensation and benefit programs, we review and consider the accounting implications of our decisions, including the accounting treatment of amounts awarded or paid to our executives.
Risk Related to Compensation Policies. Our Firm-wide year-end discretionary compensation program is designed to reflect the performance of the Firm and the performance of the individual employee, and we believe its design discourages excessive risk taking. For example, paying a significant portion of our year-end compensation in the form of RSUs and, commencing in 2016 with respect to our CEO, PRSUs, with multi-year vesting periods makes or should make each of our senior professionals sensitive to long-term risk outcomes, as the value of their awards increase or decrease with the price of our common stock. Our named executive officers are prohibited from hedging or pledging their stock and are subject to stock ownership requirements. We believe these criteria will provide our employees additional incentives to prudently manage the range of risks inherent in our business. Based on this, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Firm.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Board of Directors of Greenhill has reviewed and discussed with management the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K and in the proxy statement.
Compensation Committee of the Board of Directors of Greenhill & Co., Inc.
Steven F. Goldstone, Chairman
Stephen L. Key
Robert T. Blakely

EXECUTIVE COMPENSATION TABLES
2015 Summary Compensation Table (1)

Name	Year	Salary	Bonus		Stock Awards (2)	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Scott L. Bok	2015	$600,000	$—		$2,649,000	$—		$498,358	(13)	$3,747,358
Chief Executive Officer	2014	600,000	—		2,499,000	—		497,732	(14)	$3,596,732
	2013	600,000	—		2,899,000	—		592,450	(15)	4,091,450

Kevin M. Costantino (3)	2015	500,000	100,000	(7)	620,000	—		69,589	(16)	1,289,589
President	2014	464,913	—		824,000	175,915	(11)	48,183	(17)	1,513,011
	2013	375,000	—		360,000	—		24,976	(18)	759,976

David A. Wyles (4)	2015	577,735	358,017	(8)	2,800,000	—		303,761	(19)	4,039,513
President	2014	619,162	—		2,476,097	—		206,263	(20)	3,301,522
	2013	602,403	—		1,117,640	—		163,826	(21)	1,883,869

Christopher T. Grubb (5)	2015	500,000	—		600,000	—		62,555	(22)	1,162,555
Chief Financial Officer	2014	500,000	—		764,000	99,000	(12)	40,829	(23)	1,403,829
	2013	235,000	—		210,000	—		18,068	(24)	463,068

Patricia Moran (6)	2015	600,000	199,500	(9)	460,000	—		40,672	(25)	1,300,172
Chief Legal Officer	2014	429,615	259,385	(10)	500,000	—		10,137	(26)	1,199,137
and Secretary

Harold J. Rodriguez, Jr.	2015	600,000	—		1,049,000	—		179,823	(27)	1,828,823
Chief Operating	2014	600,000	—		999,000	—		130,454	(28)	1,729,454
Officer	2013	600,000	—		999,000	—		110,202	(29)	1,709,202

(1)	Our named executive officers for 2015 are Messrs. Bok, Costantino, Wyles, Grubb and Rodriguez and Ms. Moran.

(2)
These amounts reflect the aggregate grant date fair value determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 of awards made pursuant to our Equity Incentive Plan in the referenced fiscal year. See footnotes 2 (Summary of Significant Accounting Policies) and 12 (Restricted Stock Units) to our financial statements for the year ended December 31, 2015 included in our Form 10-K filed with the Securities and Exchange Commission. In addition, on January 27, 2016, the named executive officers were granted additional awards of RSUs under our Equity Incentive Plan in respect of 2015 performance as follows: Mr. Bok, 87,714 RSUs; Mr. Costantino, 50,762 RSUs; Mr. Wyles, 87,892 RSUs; Mr. Grubb, 50,762 RSUs; Ms. Moran, 36,975 RSUs; and Mr. Rodriguez, 48,453 RSUs. Mr. Bok’s awards will vest fully on January 1, 2019. With respect to Mr. Costantino's awards, 13,857 of his RSUs will vest fully on January 1, 2021 and 36,905 of his RSUs will vest ratably over five years, with 20% vesting on January 1 of each of 2017, 2018, 2019, 2020 and 2021. With respect to Mr. Grubb's awards, 13,857 of his RSUs will vest fully on January 1, 2021 and 36,905 of his RSUs will vest ratably over five years, with 20% vesting on January 1 of each of 2017, 2018, 2019, 2020 and 2021. With respect to Mr. Rodriguez's awards, 13,857 of his RSUs will vest fully on January 1, 2021 and 34,596 of his RSUs will vest ratably over five years, with 20% vesting on January 1 of each of 2017, 2018, 2019, 2020 and 2021. Ms. Moran's and Mr. Wyles's awards will vest ratably over five years, with 20% vesting on January 1 of each of 2017, 2018, 2019, 2020 and 2021. In addition, on January 27, 2016, Mr. Bok was granted 115,473 Performance-Based Restricted Stock Units (“PRSUs”) in respect of 2015 performance. See "Compensation Discussion and Analysis" above for more information regarding the PRSUs.

(3)	Mr. Costantino was appointed President effective as of July 23, 2015.

(4)	Mr. Wyles was appointed President effective as of July 23, 2015.

(5)
Mr. Grubb was appointed as our Chief Financial Officer effective as of May 1, 2012 and was promoted to Managing Director effective as of January 1, 2014. In connection with his promotion, his annual base salary increased to $500,000 in 2014.

(6)	Ms. Moran joined our Company and was appointed our Chief Legal Officer and Secretary effective as of April 14, 2014.

(7)	This amount reflects the cash bonus awarded to Mr. Costantino in 2015 in respect of 2015 performance.

(8)	This amount reflects the cash bonus awarded to Mr. Wyles in 2015 in respect of 2015 performance.

(9)	This amount reflects the cash bonus awarded to Ms. Moran in respect of 2015 performance, pursuant to the terms of her offer letter.

(10)	This amount reflects the cash bonus awarded to Ms. Moran in respect of 2014 performance, pursuant to the terms of her offer letter.

(11)	This amount reflects the cash bonus awarded to Mr. Costantino in 2015 in respect of 2014 performance.

(12)	This amount reflects the cash bonus awarded to Mr. Grubb in 2015 in respect of 2014 performance.

(13)	Consists of $497,358 in dividend equivalent payments made in respect of unvested RSUs (“Dividend Equivalent Payments”) and $1,000 in a matching contribution to Mr. Bok’s 401(k) Profit Sharing Plan.

(14)	Consists of $496,732 in Dividend Equivalent Payments and $1,000 in a matching contribution to Mr. Bok’s 401(k) Profit Sharing Plan.

(15)
Consists of $461,293 in Dividend Equivalent Payments, $130,058 in cash distributed in respect of profit overrides awarded in prior years on investments made by Greenhill Capital Partners I ("Profit Overrides") and $1,000 in a matching contribution to Mr. Bok’s 401(k) Profit Sharing Plan.

(16)	Consists of $68,589 in Dividend Equivalent Payments and $1,000 in a matching contribution to Mr. Costantino’s 401(k) Profit Sharing Plan.

(17)	Consists of $47,183 in Dividend Equivalent Payments and $1,000 in a matching contribution to Mr. Costantino’s 401(k) Profit Sharing Plan.

(18)	Consists of $23,976 in Dividend Equivalent Payments and $1,000 in a matching contribution to Mr. Costantino’s 401(k) Profit Sharing Plan.

(19)	Consists of $284,353 in Dividend Equivalent Payments and $19,408 in employer contributions to Mr. Wyles’s UK Pension Plan.

(20)	Consists of $183,442 in Dividend Equivalent Payments and $22,821 in employer contributions to Mr. Wyles’s UK Pension Plan.

(21)	Consists of $142,326 in Dividend Equivalent Payments and $21,500 in employer contributions to Mr. Wyles’s UK Pension Plan.

(22)	Consists of $61,555 in Dividend Equivalent Payments and $1,000 in a matching contribution to Mr. Grubb’s 401(k) Profit Sharing Plan.

(23)	Consists of $39,829 in Dividend Equivalent Payments and $1,000 in a matching contribution to Mr. Grubb’s 401(k) Profit Sharing Plan.

(24)	Consists of $17,068 in Dividend Equivalent Payments and $1,000 in a matching contribution to Mr. Grubb’s 401(k) Profit Sharing Plan.

(25)	Consists of $39,672 in Dividend Equivalent Payments and $1,000 in a matching contribution to Ms. Moran’s 401(k) Profit Sharing Plan.

(26)	Consists of $9,137 in Dividend Equivalent Payments and $1,000 in a matching contribution to Ms. Moran’s 401(k) Profit Sharing Plan.

(27)	Consists of $178,823 in Dividend Equivalent Payments and $1,000 in a matching contribution to Mr. Rodriguez’s 401(k) Profit Sharing Plan.

(28)	Consists of $129,454 in Dividend Equivalent Payments and $1,000 in a matching contribution to Mr. Rodriguez’s 401(k) Profit Sharing Plan.

(29)	Consists of $100,051 in Dividend Equivalent Payments, $9,151 in Profit Overrides and $1,000 in a matching contribution to Mr. Rodriguez’ 401(k) Profit Sharing Plan.

2015 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (Target) (1)	All Other Stock Awards; Number of Shares of Stock or Units (2)		Grant Date Fair Value of Stock Awards (3)
Scott L. Bok	February 9, 2015	See Note 1	74,306	(A)	$2,649,000
Kevin M. Costantino	February 9, 2015	See Note 1	17,391	(B)	620,000
David A. Wyles	February 9, 2015	See Note 1	11,921	(A)	425,000
David A. Wyles	February 9, 2015	See Note 1	66,620	(B)	2,375,000
Christopher T. Grubb	February 9, 2015	See Note 1	16,830	(B)	600,000
Patricia Moran	February 9, 2015	See Note 1	12,903	(B)	460,000
Harold J. Rodriguez, Jr.	February 9, 2015	See Note 1	29,425	(A)	1,049,000

(1)
As described in the “Compensation Discussion and Analysis” above, the named executive officers are eligible for an annual incentive compensation award in the form of a cash payment. As described in the “Compensation Discussion and Analysis”, the actual amounts paid to our named executive officers are determined by our Compensation Committee once the available annual incentive compensation award pool is known and are subject to a percentage cap on each named executive officer’s potential annual incentive compensation award which is established by the Compensation Committee at the beginning of each performance period.

(2)
These restricted stock units were granted as a part of our long-term incentive compensation program in respect of 2014 compensation. Those awards marked (A) were granted on February 9, 2015 and will vest 100% on January 1, 2020. Those awards marked (B) were granted on February 9, 2015 and vested as to 20% of the original award on January 1, 2016, and the remainder will vest ratably on January 1 of each of 2017, 2018, 2019 and 2020. The units comprising the awards are subject to payment within 75 days following each such vesting date. Each unit represents a right to receive one share of Common Stock or an amount equal to the market value of the Common Stock underlying the vested award on the applicable vesting date. Payment may be made in cash, shares of Common Stock or a combination thereof. See footnote 2 of the 2015 Summary Compensation Table for information on the restricted stock units granted in 2016 as part of our long-term incentive compensation program in respect of 2015 performance to the named executive officers.

(3)	These amounts reflect the grant date fair value based on a price per share of $35.65, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Outstanding Equity Awards at Fiscal Year-End 2015

Name	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
Scott L. Bok	41,698	(B)	$1,192,980
	60,725	(D)	1,737,342
	49,269	(F)	1,409,586
	50,312	(H)	1,439,426
	74,306	(J)	2,125,895
	276,310		7,905,229
Kevin M. Costantino	881	(A)	25,205
	1,682	(C)	48,122
	3,671	(E)	105,027
	8,440	(G)	241,468
	6,040	(L)	172,804
	17,391	(I)	497,557
	38,105		1,090,183
David A. Wyles	12,209	(A)	349,299
	10,458	(C)	299,203
	5,488	(D)	157,012
	11,397	(E)	326,068
	39,881	(G)	1,140,995
	66,620	(I)	1,905,998
	11,921	(J)	341,060
	157,974		4,519,636
Christopher T. Grubb	722	(A)	20,656
	1,392	(C)	39,825
	2,142	(E)	61,283
	9,084	(G)	259,893
	4,027	(H)	115,212
	16,830	(I)	481,506
	34,197		978,376
Patricia Moran	8,122	(K)	232,370
	12,903	(I)	369,155
	21,025		601,525
Harold J. Rodriguez, Jr.	11,904	(B)	340,573
	20,926	(D)	598,693
	16,978	(F)	485,741
	20,113	(H)	575,433
	29,425	(J)	841,849
	99,346		2,842,289

(1)
The units referred to in this column are restricted stock units granted pursuant to our Equity Incentive Plan. No other types of equity awards are outstanding. Amounts are shown as of December 31, 2015. Those awards marked (A) are subject to five year pro rata vesting and became fully vested on January 1, 2016; those awards marked (B) are subject to five year cliff vesting and vested in full on January 1, 2016; those awards marked (C) are subject to five year pro rata vesting and were vested as to 60% of the original award as of December 31, 2015 with the remainder vesting ratably on January 1 of each of 2016 and 2017; those awards marked (D) are subject to five year cliff vesting and will vest in full on January 1, 2017; those awards marked (E) are subject to five year pro rata vesting and were vested as to 40% of the original award as of December 31, 2015 with the remainder vesting ratably on

January 1 of each of 2016, 2017 and 2018; those awards marked (F) are subject to five year cliff vesting and will vest in full on January 1, 2018; those awards marked (G) are subject to five year pro rata vesting and were vested as to 20% of the original award as of December 31, 2015 with the remainder vesting ratably on January 1 of each of 2016, 2017, 2018 and 2019; those awards marked (H) are subject to five year cliff vesting and will vest in full on January 1, 2019; those awards marked (I) are subject to five year pro rata vesting and will vest ratably on January 1 of each of 2016, 2017, 2018, 2019 and 2020; those awards marked (J) are subject to five year cliff vesting that will vest in full on January 1, 2020; those awards marked (K) are subject to five year pro rata vesting and were vested as to 20% of the original award as of December 31, 2015 with the remainder vesting ratably on June 30 of each of 2016, 2017, 2018 and 2019; and those marked (L) are subject to three year cliff vesting and will vest in full on January 1, 2017. The units comprising the awards are subject to payment within 75 days following each such vesting date. Each unit represents a right to receive one share of Common Stock or an amount equal to the market value of the Common Stock underlying the vested award on the applicable vesting date. Payment may be made in cash, shares of Common Stock or a combination thereof.

(2)
The market value has been calculated by multiplying the number of shares underlying the award by the closing price of our common stock on December 31, 2015, $28.61. For the purposes of this calculation, we have assumed that all conditions to the vesting of these awards will be fulfilled.

Stock Vested as of Fiscal Year End 2015

Name	Number of Shares Acquired on Vesting	Value Realized Upon Vesting (1)
Scott L. Bok	73,958	$2,544,155
Kevin M. Costantino	5,499	189,166
David A. Wyles	22,479	773,278
Christopher T. Grubb	4,760	163,744
Patricia Moran	2,030	79,292
Harold J. Rodriguez, Jr.	1,998	68,731

(1)	Value realized upon vesting calculated by multiplying the number of shares acquired upon vesting at the closing market price of the shares on each vesting date.

Potential Payments upon Termination or a Change of Control
None of our named executive officers or other employees have any severance agreements or arrangements (including pursuant to the employment agreements described below). However, our Equity Incentive Plan provides that upon the (i) death, (ii) disability, (iii) retirement or (iv) termination of employment without cause (as determined by our Compensation Committee) within two years following a change of control or six months prior to a change of control if the Compensation Committee reasonably believes such termination was at the behest of an acquiring entity, any restricted stock unit previously granted will immediately become fully vested (which we refer to as the acceleration provision). The acceleration provision applies to the restricted stock units held by all of our employees. Had the acceleration provision been triggered on December 31, 2015, the value of shares of our common stock to be delivered on that date to our named executive officers would have been as follows (calculated using the closing price of our common stock on December 31, 2015 of $28.61): Mr. Bok, $7,905,229; Mr. Costantino, $1,090,183; Mr. Wyles, $4,519,636; Mr. Grubb, $978,376; Ms. Moran, $601,525; and Mr. Rodriguez, $2,842,289.

Employment Agreements
The employment agreements of Messrs. Bok and Rodriguez provide that they will be paid an annual base salary of $600,000, subject to annual review by the Compensation Committee, and that they may be awarded a bonus in an amount to be determined in the sole discretion of the Compensation Committee. These employment agreements are terminable by either party on 90 days’ prior written notice, with no contractual rights to severance. Mr. Costantino, Mr. Grubb, Ms. Moran and Mr. Wyles are not party to an employment agreement with us. All of our named executive officers are subject to limitations on their ability to compete with us during the term of their employment and for a three month period thereafter; they are also prohibited from soliciting certain of our employees for a period of six months following the termination of their employment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Our executive officers and directors are encouraged to own Greenhill common stock, par value $0.01 per share, to further align management’s and stockholders’ interests. In addition, we have adopted stock ownership guidelines applicable to our named executive officers. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Other Compensation Program and Governance Features” above for a description of these guidelines.
The following table shows how many shares of our common stock were beneficially owned as of February 17, 2016, by each of our directors and executive officers named in the 2015 Summary Compensation Table in this proxy statement, and by all of our directors and executive officers as a group. To the best of our knowledge, based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as amended (“Filings”), except as noted below, no stockholder beneficially owned more than five percent of our common stock as of February 17, 2016. The percentage has been calculated on the basis of 29,809,086 shares of common stock outstanding as of February 17, 2016 (excluding treasury stock).
The address for each listed stockholder (other than as indicated in the notes) is: c/o Greenhill & Co., Inc., 300 Park Avenue, 23rd Floor, New York, New York 10022. To our knowledge, except as indicated in the footnotes to this table, pursuant to applicable community property laws or as indicated in the Filings made by institutional stockholders, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers:
Robert F. Greenhill (1)	1,466,056	4.9%
Scott L. Bok (2)	744,220	2.5%
Kevin M. Costantino	4,879	*
Christopher T. Grubb	9,846	*
Patricia Moran	2,572	*
Harold J. Rodriguez, Jr. (3)	79,351	*
David A. Wyles	23,599	*
Robert T. Blakely	4,636	*
Steven F. Goldstone	21,786	*
Stephen L. Key	14,243	*
Karen P. Robards	4,688	*
All Directors and Executive Officers as a group (11 persons)	2,375,876	8.0%
5% Stockholders:
BlackRock, Inc. (4)	2,825,712	9.5%
Loomis, Sayles & Co., L.P. (5)	2,728,866	9.2%
The Vanguard Group (6)	2,021,542	6.8%

*	Less than 1% of the outstanding shares of common stock.

(1)
Mr. Greenhill’s beneficial ownership is calculated by attributing to him all shares of our common stock owned by him and by two entities controlled by him. The first entity is Greenhill Family Limited Partnership, a Delaware limited partnership, which owns 989,524 of our shares. The second entity is Riversville Aircraft Corporation II, a Delaware corporation, which owns 239,680 of our shares. Mr. Greenhill expressly disclaims beneficial ownership of the shares of common stock held by other members of his family in Greenhill Family Limited Partnership.

(2)
Includes 400,000 shares held by a grantor retained annuity trust for the benefit of Mr. Bok and his two children. Also includes 25,000 shares held by Bok Family Partners L.P., a Delaware limited partnership, of which Mr. Bok is the general partner. Mr. Bok disclaims beneficial ownership of securities owned by Bok Family Partners L.P. except to the extent of his pecuniary interest therein. Also includes 288,783 shares held by the Bok Family Foundation. Mr. Bok expressly disclaims beneficial ownership of the shares held by the Bok Family Foundation.

(3)	Includes 79,351 shares held by Jacquelyn F. Rodriguez, the wife of Harold J. Rodriguez, Jr.

(4)	Address: 55 East 52nd Street, New York, NY 10022.

(5)	Address: One Financial Center, Boston, MA 02111.

(6)	Address: 100 Vanguard Blvd., Malvern, PA 19355.

Our executive officers and directors are not permitted to hedge or otherwise dispose of the economic risk of ownership of these shares or any other shares owned by them through short sales, option transactions or use of derivative instruments. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Other Compensation Program and Governance Features” above.
Messrs. Greenhill, Bok, Costantino, Grubb, Rodriguez and Wyles and Ms. Moran are employees of Greenhill. As of February 17, 2016, they beneficially own approximately 8% of our outstanding common stock in the aggregate. In addition, as of February 17, 2016, other employees of Greenhill beneficially own approximately 3% of our outstanding common stock in the aggregate.
The following table provides information as of December 31, 2015 regarding securities issued under our equity compensation plans that were in effect during fiscal 2015.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	Equity Incentive Plan (1)	101,089	(2) (3)	$—	(4)	9,898,911
Equity compensation plans not approved by security holders	None	—		—		—
Total		101,089		$—		9,898,911

_____________________________________________

(1)
Our Equity Incentive Plan, as amended and restated, and effective March 9, 2015 (the "Equity Incentive Plan"), was approved by our security holders in April 2015. See “Note 14 — Restricted Stock Units” of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

(2)
Includes awards granted after March 9, 2015 under the terms of the Equity Incentive Plan, which had not been previously authorized, less units canceled, forfeited or that failed to vest, or that for any other reason were not paid or delivered.  Excludes 3,622,040 shares underlying awards granted under the terms of the Equity Incentive Plan as in effect prior to March 9, 2015 that remain outstanding as of December 31, 2015.

(3)	Excludes 1,999,552 restricted stock units granted to employees subsequent to December 31, 2015 as part of our long term incentive awards under the Equity Incentive Plan.

(4)	The restricted stock units awarded under our Equity Incentive Plan were granted at no cost to the persons receiving them and do not have an exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We recognize that transactions between us and any of our directors or executives can present potential or actual conflicts of interest or create the appearance that our decisions are based on considerations other than what is in the best interests of the firm and our stockholders. We also recognize that at times, such transactions may actually be in the best interests of the Company.

Related Person Transaction Policy
We have adopted a written related person transaction policy, which is administered by the Nominating and Governance Committee. This policy applies to any transaction or series of related transactions or any material amendment to any such transaction involving a related person and the Company or any subsidiary of the Company. For the purposes of the policy, “related persons” consist of executive officers, directors, director nominees, any stockholder beneficially owning more than 5% of the Company’s common stock, and immediate family members of any such persons. Under the policy, the transaction will be referred to the Chief Legal Officer, the Chief Executive Officer and/or the Nominating and Governance Committee for review depending on the identity of the “related person.” Such reviewer will review, approve or ratify the transaction, taking into account all relevant facts and circumstances, including without limitation the commercial reasonableness, the benefit and perceived benefit or lack thereof, to the Company, the availability and/or opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person. No reviewer may participate in any review, approval or ratification of any related person transaction in which such reviewer or any of his or her immediate family members is the related person. All determinations by the Chief Executive Officer or the Chief Legal Officer under the policy will be reported to the Committee at its next regularly scheduled meeting or earlier if appropriate.

Related Transactions Involving Our Directors and Executive Officers
Other Compensation
Robert F. Greenhill, founder, Chairman, director and employee of the Company, actively participates in various client revenue generating engagements as well as overall activities of the Firm. Consistent with our practice for compensating our senior professionals, Mr. Greenhill was compensated in 2015 on a pay-for-performance basis based on his relative contribution to the Company. In 2015, Mr. Greenhill received a total of $3,895,343 in compensation, including a base salary of $600,000, $2,649,000 in restricted stock units awarded in 2015 (calculated by multiplying the number of shares underlying the award by the closing price of our common stock on the trading date prior to the grant date of the award) as well as Dividend Equivalent Payments, Profit Overrides and expenses of a car and driver. The cost of Mr. Greenhill's car and driver was $176,524 in 2015 (comprised principally of compensation expense in respect of Mr. Greenhill’s driver, who is our employee). In addition, Mr. Greenhill uses an aircraft owned by us for personal travel; Mr. Greenhill reimburses us for the costs associated with his personal use of the aircraft. See “Use of Corporate Aircraft” below. These perquisites are provided only to Mr. Greenhill, in recognition of his role as founder of our Firm.
Similar to our arrangements with certain senior professionals, we have an employment agreement with Mr. Greenhill that provides that he will be paid an annual base salary of $600,000, subject to annual review by the Compensation Committee, and that he may be awarded a bonus in an amount to be determined in the sole discretion of the Compensation Committee. Mr. Greenhill is also entitled to participate in all of our employee benefit plans, including, without limitation, our group health, dental and life insurance plans, 401(k) Profit Sharing Plan and Equity Incentive Plan. The employment agreement may be terminated by either party on 90 days’ notice. Under the agreement, Mr. Greenhill is subject to limitations on his ability to compete with us during the term of his employment and for a three-month period thereafter. He is also prohibited from soliciting certain of our employees for a period of six months following the termination of his employment. In addition, he is subject to obligations of confidentiality and is required to protect and use confidential information in accordance with the restrictions placed by us on its use and disclosure.
Use of Corporate Aircraft
Through our wholly-owned subsidiary Greenhill Aviation Co., LLC, we own and operate an airplane that is used by our employees for transportation on business travel and by Robert F. Greenhill and his family for transportation on business and personal travel. We bear all costs of operating the aircraft, including the cost of maintaining air and ground crews. We have an aircraft expense policy in place that sets forth guidelines for personal and business use of the airplane. Mr. Greenhill reimburses the Company for the actual out-of-pocket costs associated with the operation of the Company’s aircraft in connection with the personal use thereof by Mr. Greenhill. In 2015, Mr. Greenhill reimbursed us $280,800 for such costs incurred in 2015. No other employees used the aircraft for personal travel in 2015.
In addition, employees of Greenhill from time to time use airplanes personally owned by Mr. Greenhill for business travel. In those instances, Mr. Greenhill invoices us for the travel expense on terms we believe are comparable to those we could secure from an independent third party. During 2015, we paid $39,364 to an entity controlled by Mr. Greenhill on account of such expenses.
Use of Hangar Space
Riversville Aircraft Corporation, an entity controlled by Robert F. Greenhill, uses and reimburses us for a portion of the hangar space we lease at the Westchester County Airport. In 2015, Riversville Aircraft Corporation paid us $71,100 in rent and related costs. Riversville Aircraft Corporation reimburses us for its use of a portion of the hangar space on terms we believe are comparable to those we could secure from an independent third party.

Relationship with Merchant Banking Funds
Greenhill has an indirect interest in two different merchant banking funds which we refer to as Greenhill Capital Partners I (or Fund I) and Greenhill Capital Partners II (or Fund II), each of which consists of several related fund vehicles which generally invest in parallel on a pro rata basis (we refer to those funds collectively as the “Funds”). The managing general partners of Fund I and Fund II are controlled by Greenhill, and Scott L. Bok, our Chief Executive Officer, remains a member of the Investment Committee of Fund I and Fund II.
Greenhill’s employees committed a significant amount of capital to the Funds at the time of the respective closing dates. Greenhill and those employees who made capital commitments to the Funds have entered into a series of agreements with the

Funds (the “Partnership Agreements”). Pursuant to the Partnership Agreements, the limited partners of the Funds have agreed to pay during the commitment period an annual management fee to the respective managing general partner of such Funds. Limited partners, including Messrs. Bok and Rodriguez, as well as Mr. Greenhill, also agreed to pay to the managing general partners of the funds certain profit overrides. The Partnership Agreements also provide for the payment by the limited partners of certain expenses incurred by the general partner and for the indemnification of the general partner, its affiliates and their employees under certain circumstances.

Director Independence
Under applicable New York Stock Exchange listing standards, a majority of the Board of Directors must be independent, and no director qualifies as “independent” unless the Board of Directors affirmatively determines that the director has no material relationship with Greenhill. In connection with this independence determination, the Board considered transactions and relationships between each director or any member of his or her immediate family and Greenhill and its subsidiaries and affiliates, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between directors or their affiliates and members of Greenhill’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.
The Board determined that none of Messrs. Blakely, Goldstone or Key or Ms. Robards:

•	had any material relationship with Greenhill (other than as directors)

•	had any material relationship, either directly or as a partner, stockholder or officer, of another organization that has a relationship with Greenhill

•	is an employee or has an immediate family member who is or has in the last three years been an executive officer of Greenhill

•	receives, or has an immediate family member who receives, more than $120,000 in direct compensation from Greenhill (other than director and committee fees)

•
is affiliated with or employed by, or has an immediate family member who is or has been within the past three years a partner of or employee of, the Greenhill audit team or a present or former internal or external auditor of Greenhill

•	is employed or has an immediate family member who is employed as an executive officer of another company where any of Greenhill’s present executives serve on the compensation committee

•
is an executive officer of a company that makes payment to or receives payments from Greenhill for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues

•
is an executive officer of any charitable organization to which Greenhill has contributed an amount in any single fiscal year in excess of $1 million or 2% of the consolidated gross revenues of such charitable organization.

As a result of this review, the Board affirmatively determined that each of our non-employee directors (Robert T. Blakely, Steven F. Goldstone, Stephen L. Key and Karen P. Robards) is “independent” as that term is defined in the applicable New York Stock Exchange listing standards. Messrs. Greenhill and Bok cannot be considered independent directors because of their employment at Greenhill.
In addition, we amended our Corporate Governance Guidelines in January 2016 to provide for a Lead Independent Director. Steven F. Goldstone has served as our Lead Independent Director since such date.

Item 14.  Principal Accounting Fees and Services
AUDIT COMMITTEE REPORT AND PAYMENT OF FEES TO AUDITORS
Audit Committee Report
The Audit Committee of the Board of Directors is responsible for assisting the Board in overseeing the integrity of the financial statements of Greenhill, compliance by Greenhill with legal and regulatory requirements, and the independence and performance of Greenhill’s internal and external auditors.
The consolidated financial statements of Greenhill, Inc. for the year ended December 31, 2015, were audited by Ernst & Young LLP, independent auditors for Greenhill.
As part of its activities, the Committee has:

1.	Reviewed and discussed with management and the independent auditors the audited financial statements of Greenhill;

2.
Discussed with the independent auditors the matters required to be communicated under Statement on Auditing Standards No. 16, Communications with Audit Committees (SAS 16), as amended and as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

3.
Received from the independent auditors written disclosures regarding the auditors’ independence required by PCAOB Ethics and Independence Rule 3526, Communications with Audit Committees Concerning Independence; and

4.	Discussed with the independent auditors, the independent auditors’ independence.
Management is responsible for Greenhill’s system of internal controls and the financial reporting process. Ernst & Young LLP is responsible for performing an independent audit of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and issuing a report thereon. Our Committee’s responsibility is to monitor and oversee these processes. Based on the foregoing review and discussions and a review of the report of Ernst & Young LLP with respect to the consolidated financial statements, and relying thereon, we have recommended to Greenhill’s Board of Directors the inclusion of the audited consolidated financial statements in Greenhill’s Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the Securities and Exchange Commission.
Audit Committee of the Board of Directors of Greenhill
Stephen L. Key, Chairman
Robert T. Blakely
Karen P. Robards

Auditor Fees
Ernst & Young LLP served as our principal auditors for 2015. The following table presents fees for professional audit services for the audit of our annual consolidated financial statements for fiscal years 2014 and 2015 as well as fees for the review of our interim consolidated financial statements for each quarter in fiscal years 2014 and 2015 and for all other services performed for fiscal years 2014 and 2015 by Ernst & Young LLP.

	2014	2015
Audit Fees	$1,134,294	$1,292,094
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	17,400	58,185
"Audit fees" includes statutory audits of our operating subsidiaries in multiple international jurisdictions. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and internal control over financial reporting. “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the other categories.

Auditor Services Pre-Approval Policy
The Audit Committee has adopted an auditor services pre-approval policy applicable to services performed for us by our independent auditors. In accordance with this policy, the Committee’s practice is to approve annually all audit services and, on a case-by-case basis, recurring permissible non-audit services to be provided by the independent auditors during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the auditor’s independence. In addition, the Audit Committee may pre-approve other non-audit services during the year on a case-by-case basis, and delegate authority to grant such pre-approvals during the year to the chairperson of the Audit Committee, so long as the chairperson informs the Audit Committee at its next scheduled meeting.

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
As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective.
Management has excluded from the Company's assessment the internal control over financial reporting at Greenhill Cogent Holdings, LP, which was acquired on April 1, 2015, and whose financial statements reflect total assets and total revenue of 5.5% and 12.7%, respectively of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2015.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Greenhill & Co., Inc. and Subsidiaries
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Greenhill & Co., Inc. and Subsidiaries

We have audited Greenhill & Co., Inc. and Subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).Greenhill & Co., Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Greenhill Cogent Holdings, LP, which is included in the 2015 consolidated financial statements of Greenhill & Co, Inc. and constituted 5.5% of total assets, as of December 31, 2015 and 12.7% of revenues for the year then ended. Our audit of internal control over financial reporting of Greenhill & Co., Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Greenhill Cogent Holdings, LP.

In our opinion, Greenhill & Co., Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015 of Greenhill & Co., Inc. and Subsidiaries and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 26, 2016

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2015	2014
Assets
Cash and cash equivalents ($4.7 million and $6.2 million restricted from use at December 31, 2015 and 2014, respectively)	$69,962	$50,940
Advisory fees receivable, net of allowance for doubtful accounts of $0.3 million and $0.1 million at December 31, 2015 and 2014, respectively	64,430	81,771
Other receivables	5,470	5,493
Property and equipment, net of accumulated depreciation of $58.5 million at December 31, 2015 and 2014	9,783	10,335
Investments in merchant banking funds	3,575	4,173
Goodwill	209,024	130,976
Deferred tax asset, net	56,072	50,244
Other assets	5,522	3,718
Total assets	$423,838	$337,650
Liabilities and Equity
Compensation payable	$22,133	$26,404
Accounts payable and accrued expenses	9,858	9,035
Current income taxes payable	19,020	10,007
Bank revolving loan payable	39,800	35,600
Bank term loans payable	33,750	—
Contingent obligation due selling unitholders of Cogent	13,647	—
Deferred tax liability	1,580	362
Total liabilities	139,788	81,408
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 40,511,209 and 38,898,163 shares issued as of December 31, 2015 and 2014, respectively; 29,325,374 and 28,053,563 shares outstanding as of December 31, 2015 and 2014, respectively	405	389
Contingent convertible preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 1,099,877 shares issued as of December 31, 2015 and 2014, respectively; 0 and 439,951 shares outstanding as of December 31, 2015 and 2014, respectively	—	14,446
Restricted stock units	84,969	90,107
Additional paid-in capital	697,607	596,463
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2015 and 2014; 32,804 shares outstanding as of December 31, 2015 and 2014	1,958	1,958
Retained earnings	109,860	141,290
Accumulated other comprehensive income (loss)	(28,405)	(17,969)
Treasury stock, at cost, par value $0.01 per share; 11,185,835 and 10,844,600 shares as of December 31, 2015 and 2014, respectively	(583,038)	(571,136)
Stockholders’ equity	283,356	255,548
Noncontrolling interests	694	694
Total equity	284,050	256,242
Total liabilities and equity	$423,838	$337,650

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,
(in thousands except share and per share data)

	2015	2014	2013
Revenues
Advisory revenues	$260,281	$280,452	$286,908
Investment revenues (losses)	1,279	(5,218)	244
Total revenues	261,560	275,234	287,152
Expenses
Employee compensation and benefits	147,200	147,552	155,666
Occupancy and equipment rental	21,271	18,983	18,094
Depreciation and amortization	3,433	3,228	4,461
Information services	8,975	8,625	8,299
Professional fees	7,856	5,651	5,427
Travel related expenses	12,580	11,386	11,785
Interest expense	2,478	1,238	996
Other operating expenses	14,472	11,101	11,218
Total expenses	218,265	207,764	215,946
Income before taxes	43,295	67,470	71,206
Provision for taxes	17,697	24,082	24,524
Net income allocated to common stockholders	$25,598	$43,388	$46,682
Average shares outstanding:
Basic	31,197,288	30,354,227	30,134,430
Diluted	31,200,378	30,357,691	30,160,669
Earnings per share:
Basic	$0.82	$1.43	$1.55
Diluted	$0.82	$1.43	$1.55
Dividends declared and paid per share	$1.80	$1.80	$1.80

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2015	2014	2013
Consolidated net income	$25,598	$43,388	$46,682
Currency translation adjustment, net of tax	(10,436)	(8,608)	(15,985)
Comprehensive income allocated to common stockholders	$15,162	$34,780	$30,697

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
Years Ended December 31,
(in thousands)

	2015	2014	2013
Common stock, par value $0.01 per share
Common stock, beginning of the year	$389	$379	$365
Common stock issued	16	10	14
Common stock, end of the year	405	389	379
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	14,446	14,446	46,950
Contingent convertible preferred stock canceled or converted	(14,446)	—	(32,504)
Contingent convertible preferred stock, end of the year	—	14,446	14,446
Restricted stock units
Restricted stock units, beginning of the year	90,107	117,258	107,253
Restricted stock units recognized, net of forfeitures	47,071	39,990	56,100
Restricted stock units delivered	(52,209)	(67,141)	(46,095)
Restricted stock units, end of the year	84,969	90,107	117,258
Additional paid-in capital
Additional paid-in capital, beginning of the year	596,463	534,533	458,642
Common stock issued and contingently issued common stock	94,554	66,591	77,920
Contingent convertible preferred stock canceled	14,446	—	—
Tax benefit (expense) from the delivery of restricted stock units	(7,856)	(4,661)	(2,029)
Additional paid-in capital, end of the year	697,607	596,463	534,533
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	1,958	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—	—
Exchangeable shares of subsidiary, end of the year	1,958	1,958	1,958
Retained earnings
Retained earnings, beginning of the year	141,290	152,412	159,918
Dividends	(58,940)	(56,283)	(56,225)
Tax benefit from payment of restricted stock unit dividends	1,912	1,773	2,037
Net income allocated to common stockholders	25,598	43,388	46,682
Retained earnings, end of the year	109,860	141,290	152,412
Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the year	(17,969)	(9,361)	6,624
Currency translation adjustment, net of tax	(10,436)	(8,608)	(15,985)
Accumulated other comprehensive income (loss), end of the year	(28,405)	(17,969)	(9,361)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(571,136)	(534,957)	(479,551)
Repurchased	(11,902)	(36,179)	(55,406)
Treasury stock, end of the year	(583,038)	(571,136)	(534,957)
Total stockholders’ equity	283,356	255,548	276,668
Noncontrolling interests
Noncontrolling interests, beginning of the year	694	1,042	1,353
Distributions to noncontrolling interests	—	(348)	(311)
Noncontrolling interests, end of the year	694	694	1,042
Total equity	$284,050	$256,242	$277,710

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2015	2014	2013
Operating activities:
Consolidated net income	$25,598	$43,388	$46,682
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	3,433	3,228	4,461
Net investment (gains) losses	(234)	6,594	1,418
Restricted stock units recognized	47,071	39,990	56,100
Deferred taxes	(6,058)	3,633	(7,710)
Deferred gain on sale of certain merchant banking assets	—	(195)	(195)
Losses on fair value of contingent obligation	503	—	—
Changes in operating assets and liabilities:
Advisory fees receivable	17,341	3,465	(30,792)
Other receivables and assets	(1,779)	(4,099)	(1,333)
Compensation payable	(4,271)	12,554	(7,556)
Accounts payable and accrued expenses	2,135	69	7,162
Current income taxes payable	9,012	(5,338)	(452)
Net cash provided by operating activities	92,751	103,289	67,785
Investing activities:
Purchases of investments	(21)	(28)	(560)
Proceeds from sales of investments	—	—	36,230
Distributions from investments	853	658	1,283
Purchases of property and equipment	(2,242)	(2,439)	(1,151)
Contingent obligation due selling unitholders of Cogent	13,144	—	—
Cogent acquisition	(45,265)	—	—
Net cash provided by (used in) investing activities	(33,531)	(1,809)	35,802
Financing activities:
Proceeds from revolving bank loan	80,000	72,176	109,150
Repayment of revolving bank loan	(75,800)	(67,425)	(107,426)
Proceeds from bank term loans	45,000	—	—
Repayment of bank term loans	(11,250)	—	—
Distributions to noncontrolling interests	—	—	(311)
Dividends paid	(58,940)	(56,283)	(56,225)
Purchase of treasury stock	(11,902)	(36,179)	(55,406)
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	(5,944)	(2,888)	8
Net cash used in financing activities	(38,836)	(90,599)	(110,210)
Effect of exchange rate changes on cash and cash equivalents	(1,362)	(2,620)	(1,022)
Net increase (decrease) in cash and cash equivalents	19,022	8,261	(7,645)
Cash and cash equivalents, beginning of year	50,940	42,679	50,324
Cash and cash equivalents, end of year	$69,962	$50,940	$42,679
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,427	$1,116	$989
Cash paid for taxes, net of refunds	$14,445	$26,079	$32,521

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Organization
Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a leading independent investment bank focused on providing financial advice on significant mergers, acquisitions, divestitures, restructurings, financings and capital raising to corporations, partnerships, institutions and governments. The Company acts for clients located throughout the world from its offices located in the United States, United Kingdom, Germany, Sweden, Australia, Japan, Hong Kong, Singapore, Canada and Brazil.
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

The Company's wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”) and Greenhill & Co. Australia Pty Limited (“Greenhill Australia”) and Greenhill Cogent, LP ("Greenhill Cogent").
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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $5.4 million, $4.5 million and $6.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Investment Revenues
Investment revenues consist of (i) gains (or losses) on the Company's investments in certain merchant banking funds, Iridium (prior to the sale of the entire investment that was completed in December 2013) and other investments, and (ii) interest income.
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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.3 million and $0.1 million for the years ended December 31, 2015 and December 31, 2014, respectively. The Company did not record a bad debt expense for the year ended December 31, 2013.
Included in the advisory fees receivable balances at December 31, 2015 and 2014 were $32.4 million and $37.3 million of long term receivables related to primary capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues is interest income related to primary capital advisory engagements of $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. See "Note 11 — Equity".
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur. See "Note 6 - Fair Value of Financial Instruments".
Fair Value of Other Financial Instruments

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
The portion of the consolidated interests in the general partners of certain of the merchant banking funds not held by the Company is presented as noncontrolling interest in equity. See “Note 5 — Investments — Merchant Banking Funds”.

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
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. Management is currently evaluating the impact of the future adoption of ASC 606 on the Company’s consolidated financial statements. The new guidance was effective for fiscal years beginning after December 15, 2016. In August 2015, the FASB issued guidance which defers the effective date of its new recognition standard by one year. The standard would be effective for public entities for annual reporting periods beginning after December 15, 2017.

Note 3 — Acquisition
On April 1, 2015, the Company acquired 100% ownership of Cogent Partners, LP and its affiliates ("Cogent") (now known as "Greenhill Cogent"), a global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets, (the "Acquisition"). As consideration for the Acquisition the Company exchanged a combination of (i) $44.0 million in cash and 779,454 shares of Greenhill common stock paid at closing and (ii) $18.9 million in cash and 334,048 shares of Greenhill common stock payable in the future if certain agreed revenue targets are achieved (the "Earnout"). The cash component of the consideration paid at closing was funded by two bank term loan facilities, each in an original principal sum of $22.5 million, and together in aggregate $45.0 million. See "Note 10 — Bank Loan Facilities".

The cash payment and the issuance of common shares related to the Earnout will be made if Greenhill Cogent achieves a revenue target during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made. The fair value of the contingent issuance of common shares was valued on the date of the acquisition at $11.9 million and has been recorded as a component of equity in the consolidated statement of financial condition. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and will be remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. For the year ended December 31, 2015, the fair value of the contingent consideration increased from the value on the date of the acquisition by $0.5 million based on changes in the estimated probability of achievement and present value of the remaining term. See "Note 6 — Fair Value of Financial Instruments".
The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Cogent have been included in the consolidated statement of income for the year ended December 31, 2015 from the date of acquisition. The Company incurred $1.2 million of transaction costs related to the Acquisition, which have been included as a component of professional fees in the consolidated statement of income for the year ended December 31, 2015.

An allocation of the total purchase price of approximately $100.0 million has been made to the assets acquired and liabilities assumed based on their fair values as of April 1, 2015, the date of the acquisition, as follows (in thousands):

Allocation of assets acquired and liabilities assumed:
Assets:
Current assets	$13,970
Property and equipment	599
Other assets	651
Identifiable intangible assets	1,300
Goodwill	93,116
Total assets	109,636
Liabilities:
Current liabilities	9,640
Total liabilities	9,640
Net assets	$99,996
The excess of the purchase price over the fair value of the net assets acquired of $93.1 million has been recorded as goodwill. Goodwill includes the in-place workforce, which allows the Company to continue serving its existing client base, begin marketing to potential clients and avoid significant costs reproducing the workforce.
The estimated fair value of the intangible assets acquired, which consist of Cogent's backlog of client assignments that existed at the time of the closing, customer relationships, and trade name, is based, in part, on a valuation using an income approach, market approach or cost approach and has been included in other assets on the consolidated statement of financial condition as of December 31, 2015. The estimated fair value ascribed to the identifiable intangible assets will be amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between one year to three years. For the year ended December 31, 2015, the Company recorded amortization expense of $0.5 million in respect of these assets.
The total purchase included at the date of acquisition an escrow amount of $8.9 million, which is held by a third party agent, and may be used to cover potential post-closing obligations of the sellers.
In addition, under the terms of the purchase, the sellers were entitled to receive a post-closing distribution for the amount of net working capital, as defined, as of March 31, 2015, in excess of $5.0 million. The amount distributable to the sellers was $7.9 million and was paid in full as of December 31, 2015.
The Acquisition was treated as an asset purchase for tax purposes. Similar to the purchase accounting method used for book purposes, the excess of the purchase price paid over the fair value of the net assets acquired was recorded as goodwill for tax purposes. The amount of goodwill recorded for tax purposes was determined based on the consideration paid at closing and will be amortized for tax purposes ratably over a fifteen years year period. If the Earnout is achieved, the additional consideration paid will also be treated as goodwill for tax purposes and will be amortized ratably over the remainder of the fifteen year period. For book purposes, the tax benefit from the amortization of goodwill will be recorded as an indefinite-lived deferred tax liability as it is realized.
Consistent with the Company's normal personnel recruiting policies, and in order to provide long term incentives for retention and continued strong performance, the Company also granted restricted stock units and other deferred compensation awards to a number of Cogent employees, subject to continued employment. The awards will generally vest on the third or fifth anniversary of the closing. The awards have not been recorded as a component of the purchase price and will be expensed over the service period during which they are earned.
Set forth below are the Company's summary unaudited pro forma results of operations for the years ended December 31, 2015 and 2014. The unaudited pro forma results of operations for the year ended December 31, 2015 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2015. These pro forma results include the actual results of Cogent from January 1, 2015 through March 31, 2015. For the period April 1, 2015 through December 31, 2015, Cogent's results were included in the consolidated results of the Company.
The unaudited results of operations for the year ended December 31, 2014 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2014. These pro forma amounts include Cogent's actual results for the year ended December 31, 2014. See "Note 11 — Equity" and "Note 12 — Earnings per Share".

The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the Acquisition occurred on January 1, 2015 or January 1, 2014, as the case may be, or to project the Company's results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company's control.

	For the Years Ended December 31,
	2015	2014
	(in millions, except per share amounts) (unaudited)
	(pro forma)	(pro forma)
Revenues	$272.0	$321.2
Income before taxes	45.2	79.0
Net income allocated to common stockholders	26.8	50.8
Diluted earnings per share	$0.84	$1.63

The pro forma results include (i) compensation and benefits expense based upon a ratio of compensation to total revenues of 54%, which was the actual compensation ratio used by the Company in the pro forma periods presented, (ii) the amortization of identifiable intangible assets of Cogent, (iii) the estimated interest expense related to the bank term loan borrowings used to fund the Acquisition, (iv) the elimination of non-recurring revenue and expense items of Cogent which were directly attributable to the Acquisition, and (v) the estimated income tax expense related to Cogent's historical earnings, which as a result of the Acquisition, will be subject to income tax at the effective tax rate of the Company.

Note 4 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of December 31,
	2015	2014
	(in thousands)
Cash	$59,270	$35,748
Cash equivalents	5,946	8,998
Restricted cash - deferred compensation plan	117	498
Restricted cash - letters of credit	4,629	5,696
Total cash and cash equivalents	$69,962	$50,940

The carrying value of the Company's cash equivalents approximates fair value. Cash is restricted for the payout of Greenhill Australia's deferred compensation plan, which will be distributed over a 7 year period ending in 2016. A deferred compensation liability relating to the plan of $0.1 million and $0.5 million as of December 31, 2015 and 2014, respectively, has been recorded on the consolidated statements of financial condition as a component of compensation payable.

Letters of credit were secured by cash held on deposit. See "Note 15 — Commitments and Contingencies".

Note 5 — Investments
Merchant Banking Funds
At December 31, 2015 and 2014, the Company’s investments consist of investments in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”) and an interest in Barrow Street III, a real estate investment fund ("Barrow Street"). At December 31, 2015, the Company had no remaining unfunded commitments.

The carrying value of the Company’s investments are as follows:

	As of December 31,
	2015	2014
	(in thousands)
Investment in GCP I	$1,105	$1,600
Investment in GCP II	785	907
Investment in Barrow Street	1,685	1,666
Total investments in merchant banking funds	$3,575	$4,173
The Company controls the general partner of GCP I and GCP II and consolidates the results of each such general partner. The investment in GCP I includes $0.1 million at each of December 31, 2015 and 2014 related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II includes $0.6 million at each of December 31, 2015 and 2014 related to the noncontrolling interests in the general partner of GCP II.
Since its sale of the merchant banking business in 2009, the Company has monetized substantially all of its merchant banking investments. In 2013, the Company sold an interest in a merchant banking fund for approximately $2.0 million, which represented the book value of the investment.
The Company recognized a gain at the time of the exit from the merchant banking business, which was amortized over a five year period ending in 2014. For each of the years ended December 31, 2014 and 2013, deferred gains of $0.2 million were recognized.
Iridium Common Stock
In 2013, the Company completed its liquidation of Iridium with the sale of 5,084,016 common shares at an average price per share of $6.73. As of December 31, 2013, the Company had sold its entire interest in Iridium.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net realized and unrealized (losses) on investments in merchant banking funds	$236	$(6,567)	$(1,884)
Net realized and unrealized gains (losses) in Iridium	—	—	862
Deferred gain on sale of certain merchant banking assets	—	195	195
Interest income	1,043	1,154	1,071
Total investment revenues (losses)	$1,279	$(5,218)	$244

Note 6 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the years ended December 31, 2015 and 2014. There were no Level 3 assets measured at fair value during the year ended December 31, 2015 and no Level 3 assets or liabilities measured at fair value during the year ended December 31, 2014.
The following table sets forth the measurement at fair value on a recurring basis of the contingent cash consideration due the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the Acquisition and is categorized as a Level 3 liability. See "Note 3 — Acquisition".

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,647	$13,647
Total	$—	$—	$13,647	$13,647

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2015 are as follows:

	Opening Balance as of January 1, 2015	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of December 31, 2015	Unrealized gains (losses) for Level 3 liabilities outstanding at December 31, 2015
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$(503)	$—	$13,144	$—	$—	$—	$13,647	$(503)
Total	$—	$(503)	$—	$13,144	$—	$—	$—	$13,647	$(503)

Realized and unrealized gains (losses) are reported as a component of other operating expenses in the consolidated statements of income.

The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of December 31, 2015:

	Fair Value as of December 31, 2015	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	Present value of expected payments	Discount rate		12%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of December 31, 2015 was principally based on the acquired business' projected revenue generation from April 1, 2015 through March 31, 2017 and April 1, 2017 through March 31, 2019.

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

Note 7 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2015	2014
	(in thousands)
Balance, January 1	$130,976	$142,972
Cogent acquisition	93,116	—
Foreign currency translation adjustments	(15,068)	(11,996)
Balance, December 31	$209,024	$130,976

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of goodwill exceeded the carrying value. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2015, 2014 or 2013.

Note 8 — Related Parties
At December 31, 2015 and 2014, the Company had no amounts payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.07 million, $0.08 million and $0.07 million, respectively, for the years ended December 31, 2015, 2014 and 2013, which are included as a reduction of occupancy and equipment rental on the consolidated statements of income. During 2015, 2014 and 2013, the Company paid $0.04 million, $0.02 million and $0.05 million, respectively, for the use of an aircraft owned by an executive of the Company.

Note 9 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2015	2014
	(in thousands)
Aircraft	$19,063	$18,270
Equipment	20,044	18,932
Furniture and fixtures	7,248	7,232
Leasehold improvements	21,945	24,392
	68,300	68,826
Less accumulated depreciation and amortization	(58,517)	(58,491)
Total property and equipment, net	$9,783	$10,335

Note 10 — Bank Loan Facilities
At December 31, 2015, the Company had a $50.0 million revolving loan facility with a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility has historically been renewed annually. The maturity date of the facility is April 30, 2016. Interest on the borrowings is based on the higher of 3.25% or the U.S. Prime Rate (3.5% at December 31, 2015) and is payable monthly. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $35.8 million and $33.9 million for the years ended December 31, 2015 and 2014, respectively. The weighted average interest rate was 3.3% for each of the years ended December 31, 2015, 2014, and 2013.
In connection with the acquisition of Cogent, the Company funded the cash component of the consideration paid at closing with two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million, and together in the aggregate amount of $45.0 million. One Term Loan Facility is payable in full on April 30, 2016 (the "One Year Facility") and bears interest at the Prime Rate plus three-quarters of one percent (0.75%) per annum. The other Term Loan Facility matures on April 30, 2018 (the "Three Year Facility"), is payable in four equal semi-annual installments beginning October 31, 2016 and bears interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate shall be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the bank term loan facility is $7.5 million or less. There are no prepayment penalties for the early repayment of either Term Loan Facility. Principal amounts repaid on the Term Loan Facilities cannot be reborrowed. The interest rate applicable to the Term Loan Facilities shall never be less than four percent (4.00%) per annum. The weighted average interest rate related to the Term Loan Facilities was 4.3% for the year ended December 31, 2015. At December 31, 2015, the outstanding principal balances of the One Year Facility and the Three Year Facility were $11.3 million and $22.5 million, respectively. See "Note 3 — Acquisition".
The revolving and term loan facilities are provided by a U.S. banking institution and are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds, cash distributions from G&Co, and advisory fees receivable of G&Co. In addition, the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. At December 31, 2015, the Company was compliant with all loan covenants.

Note 11 — Equity
Dividends declared per common share were $1.80 for each of the years ended December 31, 2015, 2014 and 2013 and are paid on outstanding common shares. In addition, dividend equivalent amounts are paid on outstanding restricted stock units and amounted to $6.5 million, $5.5 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in dividends paid on the consolidated statements of cash flows. In the event a restricted stock unit holder’s employment is terminated, a portion of the dividend equivalent may be required to be paid back (a "clawback") to the Company and is netted against the dividend equivalent amounts. See “Note 14 — Restricted Stock Units”.
In connection with the acquisition of Cogent, the Company issued 779,454 shares of common stock on the acquisition date, April 1, 2105. In addition, the Company will issue 334,048 shares of common stock on the second or fourth anniversary of the Acquisition, as the case may be, if the revenue target related to the Earnout is achieved. If the revenue target related to the Earnout is not achieved the common shares will not be issued. The fair value of the contingent issuance of common shares was valued on the date of the acquisition at $11.9 million and has been recorded as additional paid in capital in the consolidated statements of financial condition. A portion of the value will be transferred to common stock if the Earnout is achieved. See "Note 3 — Acquisition" and "Note 12 — Earnings per Share".
During 2015, 826,673 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 341,235 shares at an average price of $34.88 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
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
In connection with the acquisition of Greenhill Australia in April 2010, the Company issued 1,099,877 shares of contingent convertible preferred stock ("Performance Stock"). The Performance Stock did not pay dividends, was issued in tranches of 659,926 shares and 439,951 shares, and was convertible to shares of the Company’s common stock promptly after the third and fifth anniversaries of the closing of the acquisition, respectively, if certain separate revenue targets were achieved. The revenue target for the first tranche was achieved and on April 1, 2013, the third anniversary of the closing, 659,926 shares of Performance Stock, which had a fair value of $32.5 million at the acquisition date, were converted to common stock. The revenue target for the second tranche was not achieved and, effective April 1, 2015, the fifth anniversary of the closing, 439,951 shares of Performance Stock, which had a fair value of $14.4 million at the acquisition date, were canceled and the value was transferred to additional paid in capital.

Note 12 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$25,598	$43,388	$46,682
Denominator for basic EPS — weighted average number of shares	31,197	30,354	30,134
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	3	4	27
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,200	30,358	30,161
Earnings per share:
Basic	$0.82	$1.43	$1.55
Diluted	$0.82	$1.43	$1.55
The weighted number of shares and dilutive potential shares do not include 334,048 shares of common stock, which will be issued to the selling unitholders of Cogent, on the second or fourth anniversary of the Acquisition, as the case may be, if the revenue target related to the Earnout is achieved. At the time a revenue target is achieved such shares will be included in the Company’s share count. If the revenue target is not achieved, the shares of common stock will not be issued. See “Note 3 — Acquisition” and "Note 11 — Equity".
For the years ended December 31, 2015, 2014, and 2013, the weighted number of shares and dilutive potential shares include the conversion to common stock of the first tranche of 659,926 shares of Performance Stock issued in connection with acquisition of Caliburn. The weighted number of shares and dilutive potential shares for the years ended December 31, 2015, 2014 and 2013 do not include the Performance Stock issued in connection with acquisition of Caliburn related to the second tranche, which was not achieved. See "Note 11 — Equity".

Note 13 — Retirement Plan
In the U.S., the Company sponsors a qualified defined contribution plan (the “Retirement Plan”) covering all eligible employees of G&Co. The Retirement Plan provides for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. Participants may contribute up to 75% of eligible compensation, as defined. The Company incurred costs of $0.3 million, $0.2 million and $0.2 million for contributions to the Retirement Plan for the years ended December 31, 2015, 2014 and 2013, respectively. There was $0.2 million related to contributions due to the Retirement Plan included in compensation payable at each of December 31, 2015 and 2014.
GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. For the years ended December 31, 2015, 2014 and 2013, GCI incurred costs for the funding of pension contributions of approximately $0.5 million, $0.6 million and $0.6 million, respectively. At December 31, 2015 and 2014, there were no amounts related to contributions due to the defined contribution pension fund included in compensation payable.
Greenhill Australia is required by Australian law to contribute compulsory superannuation on employees' gross earnings, generally at a rate of 9%, subject to an annual limit per employee. Superannuation is a defined contribution plan in which retirement benefits are determined by the contribution accumulated over the working life plus investment earnings within the fund less expenses. Greenhill Australia incurred costs for the funding of pension contributions of approximately $0.5 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, there were no amounts related to superannuation contributions due to the defined contribution plan included in compensation payable.

Note 14 — Restricted Stock Units
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
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2015			2014
	Units		Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	3,065,363		$56.04	3,503,450	$61.54
Granted	1,772,439	(1)	36.45	1,287,658	49.76
Delivered	(843,032)		62.07	(1,027,852)	64.94
Forfeited	(271,641)		48.69	(697,893)	56.95
Outstanding, December 31,	3,723,129		$45.88	3,065,363	$56.04

_____________________________________________

(1)	Excludes 1,999,552 stock units granted to employees subsequent to December 31, 2015 as part of the long term incentive awards program.
For the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $46.5 million, $39.6 million and $56.1 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $36.45, $49.76 and $57.95, respectively. As of December 31, 2015, unrecognized restricted stock units compensation expense was approximately $72.8 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.8 years.
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

Note 15 — Commitments and Contingencies
The Company has entered into certain leases for office space under non-cancellable operating lease agreements that expire on various dates through 2025.
As of December 31, 2015, the approximate aggregate minimum future rental payments required were as follows (in thousands):

2016	$14,091
2017	14,411
2018	12,909
2019	10,991
2020	8,981
Thereafter	6,991
Total (1)	$68,374

_____________________________________________

(1)
Minimum future rental payments are recorded at their gross amounts and have not been reduced by sublease rentals of $0.7 million for each year from 2016 to 2018 and $0.6 million in 2019 for approximately 7,000 of aggregate square footage for former Cogent office space in New York and London. The subleases extend through the terms of the exiting leases, which both terminate in 2019.

The Company has also entered into various operating leases for office equipment.
Rent expense for leased office space, net of sublease reimbursements, for the years ended December 31, 2015, 2014 and 2013 was approximately $16.0 million, $14.6 million and $14.0 million, respectively.
During the year ended December 31, 2013, the Company subleased approximately 15,000 square feet of space in our New York office to GCP Capital and earned rental reimbursements related to the sublease of $1.1 million for the year ended December 31, 2013. The sublease was terminated in December 2013.
Diversified financial institutions issued five letters of credit on behalf of the Company to secure office space leases, which totaled $4.6 million and $5.7 million at December 31, 2015 and 2014, respectively. These letters of credit were secured by cash held on deposit. At December 31, 2015 and 2014, no amounts had been drawn under any of the letters of credit. See "Note 4 — Cash and Cash Equivalents".
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 16 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes.
The components of the provision for income taxes reflected on the consolidated statements of income are set forth below:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current taxes:
U.S. federal	$15,995	$12,256	$19,782
State and local	3,624	2,415	1,709
Foreign	4,136	5,778	10,743
Total current tax expense	23,755	20,449	32,234
Deferred taxes:
U.S. federal	(2,252)	1,454	(8,711)
State and local	(759)	493	(265)
Foreign	(3,047)	1,686	1,266
Total deferred tax (benefit) expense	(6,058)	3,633	(7,710)
Total tax expense	$17,697	$24,082	$24,524

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred taxes are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Further, the Company intends to indefinitely reinvest its non-U.S. subsidiary earnings outside of the United States, and deferred taxes have not been provided on the cumulative undistributed earnings of its foreign subsidiaries. If the Company were to repatriate all non-U.S. subsidiary earnings as of December 31, 2015, it would result in $3.8 million of additional U.S. federal tax, including the utilization of any remaining foreign tax credit carryforwards.

Significant components of the Company's net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Compensation and benefits	$30,680	$31,677
Depreciation and amortization	2,637	2,699
Cumulative translation adjustment	17,503	10,942
Operating loss carryforwards	3,906	4,594
Capital loss carryforwards	2,426	2,581
Foreign tax credit carryforwards	312	351
Other financial accruals	1,346	332
Valuation allowances	(2,738)	(2,932)
Total deferred tax assets	56,072	50,244
Deferred tax liabilities:
Unrealized gain on investments	242	362
Other financial accruals	1,338	—
Total deferred tax liabilities	1,580	362
Net deferred tax asset	$54,492	$49,882

Based on the Company's historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to future taxable income.
The Company’s deferred taxes for operating loss carryforwards relate to losses incurred in foreign jurisdictions. With the exception of recently established foreign offices, the foreign jurisdictions with operating loss carryforwards were profitable in prior years or were profitable in the current year. When assessing the need for a valuation allowance, management evaluates each foreign jurisdiction separately and considers items such as estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the benefit of these operating loss carryforwards in future periods; therefore, a valuation allowance has not been established for these deferred tax assets. At December 31, 2015, the Company had foreign operating loss carryforwards, which in aggregate totaled $12.6 million, and may be carried forward for fifteen years and longer.
Due to the Company’s operating loss carryforward position, tax benefits related to share-based payments generally booked through equity accounts may not be recorded until such time as the benefit is realized as a reduction in the Company’s actual taxes paid. As of December 31, 2015, the current taxes payable would have been decreased by $0.7 million if the Company had been able to realize these benefits in its filed tax returns.
Under ASC 740, valuation allowances are established against deferred tax assets when management determines it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company has established valuation allowances against deferred tax assets related to a capital loss carryforward in the United Kingdom and a foreign tax credit carryforward in the United States. In prior years, the Company sold an investment in the United Kingdom and realized a capital loss that can be carried forward indefinitely but only utilized against capital gain in the same jurisdiction. Since the Company has nominal remaining investments in the United Kingdom and considers it more likely than not that the Company will not generate a capital gain in the United Kingdom, the Company has established a full valuation allowance against this related deferred tax asset. Also, the Company has U.S. foreign tax credit carryforwards expiring in various years through 2022, which can be utilized against the repatriation of earnings from foreign jurisdictions. However, due to the Company’s assertion to indefinitely reinvest non-U.S. subsidiary earnings and to not repatriate them back to the United States, a full valuation allowance has been established against this deferred tax asset as it is more likely than not that the Company will not realize the benefit of these foreign tax credit carryforwards. As of December 31, 2015, the amount of the deferred tax asset and corresponding valuation allowance for the capital loss carryforward in the United Kingdom was $2.4 million and the foreign tax credit carryforward in the United States was $0.3 million.

Any gain or loss resulting from the translation of deferred taxes for foreign affiliates has been included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the consolidated statements of changes in equity. Income taxes receivable of $3.6 million of $3.8 million as of December 31, 2015 and 2014, respectively, were included in other receivables in the consolidated statements of financial condition. Included in current income taxes payable in the consolidated statements of financial condition were current taxes payable of $19.0 million and $10.0 million as of December 31, 2015 and 2014, respectively.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner which they apply to the taxpayer's facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2015, the Company does not expect any material changes in its tax provision related to any outstanding current or future audits.
The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed a tax analysis as of December 31, 2015, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties have been reported as interest expense and other operating expenses in the consolidated statements of income.
A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax benefit	4.7	3.3	1.3
Benefits and taxes related to foreign operations	0.7	(3.3)	(4.1)
Valuation allowances	—	—	1.5
Sale of merchant banking business	—	(0.1)	(0.1)
Other	0.5	0.8	0.8
Effective income tax rate	40.9%	35.7%	34.4%

Note 17 — Regulatory
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2015 and 2014, G&Co’s net capital was $18.5 million and $6.9 million, respectively, which exceeded its requirement by $18.1 million and $5.7 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 0.36 to 1 and 2.72 to 1 at December 31, 2015 and 2014, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
Greenhill Cogent is also subject to the Rule. GCI, GCE and the European affiliate of Greenhill Cogent are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2015 and 2014, GCI, GCE, Greenhill Cogent, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 18 — Business Information
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
The Company has principally earned its revenues from advisory fees earned from clients in large part upon the successful completion of the client’s transaction or restructuring, or fund closing. Advisory revenues represented approximately 100%, 102% and 100% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
In 2015 and 2014, there were no advisory clients that accounted for more than 10% of total revenues. In 2013, there was one advisory client that accounted for approximately 10% of revenues (advice to Coventry Health Care, Inc. in connection with its sale to Aetna). The Company did not have any single gain on an investment that contributed more than 10% to total revenues in 2015, 2014 or 2013.
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
The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Total revenues
Americas	$172,582	$160,633	$160,082
Europe	63,875	83,369	84,360
Australia	17,589	26,149	34,868
Asia	7,514	5,083	7,842
Total	$261,560	$275,234	$287,152
Income (loss) before taxes
Americas	$37,346	$32,642	$32,741
Europe	9,577	26,818	31,872
Australia	(4,457)	9,752	6,270
Asia	829	(1,742)	323
Total	$43,295	$67,470	$71,206
Total assets
Americas	$256,967	$168,853	$144,462
Europe	44,609	33,460	54,772
Australia	114,934	128,861	149,534
Asia	7,328	6,476	4,678
Total	$423,838	$337,650	$353,446

Note 19 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On January 27, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on March 16, 2016 to the common stockholders of record on March 2, 2016.

Supplemental Financial Information Quarterly Results (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2015 and 2014. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(in millions, except per share data)
Total revenues	$61.9	$73.3	$50.6	$75.7
Total expenses	49.7	57.6	49.5	61.5
Income before taxes	12.2	15.7	1.1	14.2
Provision for taxes	4.6	6.4	0.5	6.3
Net income allocated to common stockholders	$7.6	$9.3	$0.6	$7.9
Earnings per share:
Basic	$0.25	$0.30	$0.02	$0.25
Diluted	$0.25	$0.30	$0.02	$0.25
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

	For the Three Months Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(in millions, except per share data)
Total revenues	$43.6	$63.0	$92.0	$76.6
Total expenses	43.2	50.5	61.4	52.6
Income before taxes	0.4	12.5	30.6	24.0
Provision for taxes	0.1	4.5	10.8	8.7
Net income allocated to common stockholders	$0.3	$8.0	$19.8	$15.3
Earnings per share:
Basic	$0.01	$0.27	$0.66	$0.51
Diluted	$0.01	$0.27	$0.66	$0.51
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

2.2
Unit Purchase Agreement dated as of February 9, 2015 by and among Cogent Partners, LP, CP Cogent Securities LP, Cogent Partners Europe LLP, Greenhill & Co., Inc., and the Sellers and Seller Representative Named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on April 7, 2015).

2.3
Amendment No. 1 to Unit Purchase Agreement dated as of March 31, 2015 by and among Cogent Partners, LP, CP Cogent Securities LP, Cogent Partners Europe LLP, Greenhill & Co., Inc. and the Seller Representative as defined in the Unit Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on April 7, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2007).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2015).
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

10.5	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 13, 2015).
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

10.11
Form of Security Agreement (LLC Distribution) by and between Greenhill & Co., Inc. and First Republic Bank. (incorporated by reference to Exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)

E-1

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

10.19
Loan Agreement (Term Loan) dated as of April 1, 2015 by and between Greenhill & Co., Inc. and First Republic Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 7, 2015).

10.20
Security Agreement (LLC Distributions) dated as of April 1, 2015 by and between Greenhill & Co., Inc. and First Republic Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 7, 2015).

10.21
Renewal and Modification Agreement dated as of April 1, 2015 by and between Greenhill & Co., Inc. and First Republic Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 7, 2015).

10.22
Form of Greenhill & Co. Equity Incentive Plan Performance-Based Restricted Stock Unit Award Notification –
Three Year Performance Period (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.23
Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Unit Award Notification – Three Year Cliff
Vesting (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.24*	Third-Party Security Agreement (Receivables), dated as of November 9, 2015, between Greenhill & Co., LLC and First Republic Bank.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

_____________________________________________

*	Filed herewith.

**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 26, 2016

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. GREENHILL
Robert F. Greenhill	Chairman and Director	February 26, 2016

/s/ SCOTT L. BOK
Scott L. Bok	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb	Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Operating Officer (Principal Accounting Officer)	February 26, 2016

/s/ ROBERT T. BLAKELY
Robert T. Blakely	Director	February 26, 2016

/s/ STEVEN F. GOLDSTONE
Steven F. Goldstone	Director	February 26, 2016

/s/ STEPHEN L. KEY
Stephen L. Key	Director	February 26, 2016

/s/ KAREN P. ROBARDS
Karen P. Robards	Director	February 26, 2016

II-2