Form 10-Q
period 2016-03-31
GREENHILL & CO INC
filed 2016-05-05
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of April 27, 2016, there were 29,830,950 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents ($4.9 million and $4.7 million restricted from use at March 31, 2016 and December 31, 2015, respectively)	$55,600	$69,962
Advisory fees receivable, net of allowance for doubtful accounts of $0.4 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively	62,116	64,430
Other receivables	8,806	5,470
Property and equipment, net of accumulated depreciation of $59.2 million at March 31, 2016 and $58.5 million at December 31, 2015	9,523	9,783
Investments in merchant banking funds	3,577	3,575
Goodwill	215,098	209,024
Deferred tax asset, net	44,365	56,072
Other assets	5,601	5,522
Total assets	$404,686	$423,838
Liabilities and Equity
Compensation payable	$14,919	$22,133
Accounts payable and accrued expenses	9,016	9,858
Current income taxes payable	4,974	19,020
Bank revolving loan payable	55,100	39,800
Bank term loans payable	33,750	33,750
Contingent obligation due selling unitholders of Cogent	14,032	13,647
Deferred tax liability	2,014	1,580
Total liabilities	133,805	139,788
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 41,297,956 and 40,511,209 shares issued as of March 31, 2016 and December 31, 2015, respectively; 29,809,086 and 29,325,374 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	413	405
Restricted stock units	51,716	84,969
Additional paid-in capital	731,806	697,607
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2016 and December 31, 2015; 32,804 shares outstanding as of March 31, 2016 and December 31, 2015	1,958	1,958
Retained earnings	99,396	109,860
Accumulated other comprehensive income (loss)	(24,376)	(28,405)
Treasury stock, at cost, par value $0.01 per share; 11,488,870 and 11,185,835 shares as of March 31, 2016 and December 31, 2015, respectively	(590,726)	(583,038)
Stockholders’ equity	270,187	283,356
Noncontrolling interests	694	694
Total equity	270,881	284,050
Total liabilities and equity	$404,686	$423,838

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, March 31,
	2016	2015
Revenues
Advisory revenues	$66,553	$61,892
Investment revenues (losses)	312	(9)
Total revenues	66,865	61,883
Expenses
Employee compensation and benefits	44,506	33,417
Occupancy and equipment rental	4,671	4,860
Depreciation and amortization	848	721
Information services	2,370	2,190
Professional fees	1,509	2,392
Travel related expenses	2,816	2,254
Interest expense	746	278
Other operating expenses	2,941	3,601
Total expenses	60,407	49,713
Income before taxes	6,458	12,170
Provision for taxes	2,101	4,567
Net income allocated to common stockholders	$4,357	$7,603
Average shares outstanding:
Basic	31,645,894	30,095,902
Diluted	31,716,563	30,171,882
Earnings per share:
Basic	$0.14	$0.25
Diluted	$0.14	$0.25
Dividends declared and paid per share	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income allocated to common stockholders	$4,357	$7,603
Currency translation adjustment, net of tax	4,029	(7,039)
Comprehensive income allocated to common stockholders	$8,386	$564

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$405	$389
Common stock issued	8	16
Common stock, end of the period	413	405
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	—	14,446
Contingent convertible preferred stock canceled or converted	—	(14,446)
Contingent convertible preferred stock, end of the period	—	—
Restricted stock units
Restricted stock units, beginning of the period	84,969	90,107
Restricted stock units recognized, net of forfeitures	8,189	47,071
Restricted stock units delivered	(41,442)	(52,209)
Restricted stock units, end of the period	51,716	84,969
Additional paid-in capital
Additional paid-in capital, beginning of the period	697,607	596,463
Common stock issued and contingently issued common stock	41,487	94,554
Contingent convertible preferred stock canceled	—	14,446
Tax (expense) from the delivery of restricted stock units	(7,288)	(7,856)
Additional paid-in capital, end of the period	731,806	697,607
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	109,860	141,290
Dividends	(15,434)	(58,940)
Tax benefit from payment of restricted stock unit dividends	613	1,912
Net income allocated to common stockholders	4,357	25,598
Retained earnings, end of the period	99,396	109,860
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(28,405)	(17,969)
Currency translation adjustment, net of tax	4,029	(10,436)
Accumulated other comprehensive income (loss), end of the period	(24,376)	(28,405)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(583,038)	(571,136)
Repurchased	(7,688)	(11,902)
Treasury stock, end of the period	(590,726)	(583,038)
Total stockholders’ equity	270,187	283,356
Noncontrolling interests
Noncontrolling interests, beginning of the period	694	694
Distributions to noncontrolling interests	—	—
Noncontrolling interests, end of the period	694	694
Total equity	$270,881	$284,050

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Operating activities:
Net income allocated to common stockholders	$4,357	$7,603
Adjustments to reconcile net income allocated to common stockholders to net cash provided by operating activities:
Non-cash items included in net income allocated to common stockholders:
Depreciation and amortization	848	721
Net investment (gains) losses	(2)	240
Restricted stock units recognized	8,189	11,432
Deferred taxes	3,522	3,405
Loss on fair value of contingent obligation	385	—
Changes in operating assets and liabilities:
Advisory fees receivable	2,314	8,987
Other receivables and assets	(3,415)	(255)
Compensation payable	(7,214)	(18,944)
Accounts payable and accrued expenses	6,464	8,501
Current income taxes payable	(14,046)	(4,286)
Net cash provided by operating activities	1,402	17,404
Investing activities:
Purchases of investments	—	(9)
Distributions from investments	—	267
Purchases of property and equipment	(296)	(95)
Net cash used in investing activities	(296)	163
Financing activities:
Proceeds from revolving bank loan	26,500	19,100
Repayment of revolving bank loan	(11,200)	(20,000)
Dividends paid	(15,434)	(14,480)
Purchase of treasury stock	(7,688)	(10,561)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	(6,676)	(6,848)
Net cash used in financing activities	(14,498)	(32,789)
Effect of exchange rate changes on cash and cash equivalents	(970)	(1,272)
Net decrease in cash and cash equivalents	(14,362)	(16,494)
Cash and cash equivalents, beginning of period	69,962	50,940
Cash and cash equivalents, end of period	$55,600	$34,446
Supplemental disclosure of cash flow information:
Cash paid for interest	$744	$283
Cash paid for taxes, net of refunds	$14,145	$5,602

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization
Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a leading independent investment bank focused on providing financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings and capital raising and other transactions to a diverse client based including corporations, partnerships, institutions and governments. The Company acts for clients located throughout the world from its offices located in the United States, United Kingdom, Germany, Sweden, Australia, Japan, Hong Kong, Singapore, Canada and Brazil.
The Company's wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Australia Pty Limited (“Greenhill Australia”) and Greenhill Cogent, LP ("Greenhill Cogent").
G&Co is engaged in investment banking activities principally in the United States. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. GCI is engaged in investment banking activities in the United Kingdom. and is subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”). Greenhill Cogent is engaged in capital advisory services to institutional investors principally in the United States and is registered as a broker-dealer with the SEC and FINRA. See "Note 3 — Acquisition".
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
The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions. In accordance with the accounting pronouncements related to consolidation of variable interest entities, the Company consolidates the general partners of certain merchant banking funds in which it has control. The general partners account for their investments in these merchant banking funds under the equity method of accounting. As such, the general partners record their proportionate shares of income (loss) from the underlying merchant banking funds. As the merchant banking funds follow investment company accounting, and generally record all their assets and liabilities at fair value, the general partners’ investment in these merchant banking funds represents estimations of fair value. The Company does not consolidate the merchant banking funds since the Company, through its general partner and limited partner interests, does not have control as the limited partners have certain rights to remove the general partner by a simple majority vote of unaffiliated third-party investors.
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2015 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.9 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.

Investment Revenues
Investment revenues consist of gains (or losses) on the Company's investments in certain merchant banking funds and interest income.
The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. The amount of gains (or losses) are not predictable and can cause periodic fluctuations in net income and therefore subject the Company to market and credit risk.
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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.2 million for each of the three month periods ended March 31, 2016 and 2015.
Included in the advisory fees receivable balance at March 31, 2016 and December 31, 2015 were $30.3 million and $32.4 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to primary capital advisory engagements of $0.2 million for each of the three month periods ended March 31, 2016 and 2015.
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
The Company follows the guidance for income taxes in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance, and the Company's policy is to treat interest and penalties related to uncertain tax positions as part of pre-tax income.

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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 amends the guidance in former ASC Topic 718, Compensation – Stock Compensation. Management is currently evaluating the impact of the future adoption of ASU 2016-09 on the Company’s consolidated financial statements. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016 and the Company will adopt these amendments effective on January 1, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the guidance in former ASC 840, Leases. Management is currently evaluating the impact of the future adoption of ASU 2016-02 on the Company’s consolidated financial statements. The standard is effective for public entities for annual reporting periods beginning after December 15, 2018 and the Company will adopt these amendments effective on January 1, 2019.
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. Management is currently evaluating the impact of the future adoption of ASC 606 on the Company’s consolidated financial statements. The guidance was effective for fiscal years beginning after December 15, 2016. In August 2015, the FASB issued guidance which defers the effective date of its new recognition standard by one year. The standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and the Company will adopt these amendments effective on January 1, 2018 (which will be retroactively applied to the period beginning January 1, 2016).

Note 3 — Acquisition
On April 1, 2015, the Company acquired 100% ownership of Cogent (the "Acquisition"). The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Cogent have been included in the condensed consolidated statements of income from the date of acquisition.
The total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of April 1, 2015. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The fair value of the identifiable intangible assets acquired, which consisted of Cogent's backlog of client assignments that existed at the time of the closing, customer relationships, and trade name, has been included in other assets on the condensed consolidated statement of financial condition. The fair value of the identifiable intangible assets is being amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between one to three years. For the three months ended March 31, 2016, the Company recorded amortization expense of $0.2 million in respect of these assets.
In connection with the Acquisition, the Company agreed to pay in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the "Earnout"). The payment for the Earnout will be made if Greenhill Cogent achieves a revenue target during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made. The fair value of the contingent cash consideration was valued on the date of the Acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. For the three months ended March 31, 2016, the fair value of the contingent consideration increased by $0.4 million based on changes in the estimated probability of achievement and present value of the remaining term. See "Note 6 — Fair Value of Financial Instruments".
Set forth below are the Company's summary unaudited pro forma results of operations for the three months ended March 31, 2015, which includes the historical results of the Company and Cogent and gives effect to the Acquisition as if it had occurred on January 1, 2015.

For the Three Months Ended March 31,
2015
(in millions, except per share amounts) (unaudited)
(pro forma)
Revenues	$72.4
Income before taxes	14.1
Net income allocated to common stockholders	8.8
Diluted earnings per share	$0.28
The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the Acquisition occurred on January 1, 2015, or to project the Company's results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company's control.
The pro forma results include (i) compensation and benefits expense based upon a ratio of compensation to total revenues of 54%, which was the actual compensation ratio used by the Company in the pro forma period presented, (ii) the amortization of identifiable intangible assets of Cogent, (iii) the estimated interest expense related to the bank term loan borrowings used to fund the Acquisition, (iv) the elimination of non-recurring revenue and expense items of Cogent which were directly attributable to the Acquisition, and (v) the estimated income tax expense related to Cogent's historical earnings, which as a result of the Acquisition, will be subject to income tax at the effective tax rate of the Company.

Note 4 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2016	2015
	(in thousands, unaudited)
Cash	$48,820	$59,270
Cash equivalents	1,850	5,946
Restricted cash - deferred compensation plan	—	117
Restricted cash - letters of credit	4,930	4,629
Total cash and cash equivalents	$55,600	$69,962
The carrying value of the Company's cash equivalents approximates fair value. Cash restricted for the payout of Greenhill Australia's deferred compensation plan was distributed over a 7 year period, which ended in March 2016. A deferred compensation liability relating to the plan of $0.1 million as of December 31, 2015 has been recorded on the condensed consolidated statements of financial condition as a component of compensation payable.
Letters of credit are secured by cash held on deposit.

Note 5 — Investments in Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds.

The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of March 31,	As of December 31,
	2016	2015
	(in thousands, unaudited)
Investment in GCP I	$1,105	$1,105
Investment in GCP II	787	785
Investment in Barrow Street	1,685	1,685
Total investments in merchant banking funds	$3,577	$3,575
As of March 31, 2016, the Company continues to retain control of GCP I and GCP II and consolidates the results of each such general partner.
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million at each of March 31, 2016 and December 31, 2015, respectively, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II represents an interest in a previously sponsored merchant banking fund and includes $0.6 million at each of March 31, 2016 and December 31, 2015, respectively, related to the noncontrolling interests in the general partner of GCP II.
At March 31, 2016, the Company had no remaining unfunded commitments.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$49	$(238)
Interest income	263	229
Total investment revenues (losses)	$312	$(9)

Note 6 — Fair Value of Financial Instruments
There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the three month periods ended March 31, 2016 and 2015. There were no Level 3 assets or liabilities measured at fair value during the three months ended March 31, 2015. There were no Level 3 assets measured at fair value during the three months ended March 31, 2016.
The following table sets forth the measurement at fair value on a recurring basis of the contingent cash consideration due the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the Acquisition on April 1, 2015 and is categorized as a Level 3 liability. See "Note 3 — Acquisition".

Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$14,032	$14,032
Total	$—	$—	$14,032	$14,032

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,647	$13,647
Total	$—	$—	$13,647	$13,647
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three month periods ended March 31, 2016 are as follows:

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of March 31, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at March 31, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	$(385)	$—	$—	$—	$—	$—	$14,032	$(385)
Total	$13,647	$(385)	$—	$—	$—	$—	$—	$14,032	$(385)
Realized and unrealized gains (losses) are reported as a component of other operating expenses in the condensed consolidated statements of income.
The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of March 31, 2016:

	Fair Value as of March 31, 2016	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$14,032	Present value of expected payments	Discount rate		12%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of March 31, 2016 was principally based on the acquired business' projected revenue generation for the periods from April 1, 2015 through March 31, 2017 and April 1, 2017 through March 31, 2019.
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

Note 7 — Related Parties
At March 31, 2016 and December 31, 2015, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.02 million for each of the three month periods ended March 31, 2016 and 2015, respectively, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 8 — Bank Loan Facilities
At March 31, 2016, the Company had a $70.0 million revolving loan facility with a U.S. banking institution to provide for working capital needs and for other general corporate purposes. In March 2016, the borrowing capacity under the revolving loan facility was increased by $20.0 million, from $50.0 million to $70.0 million, and the maturity date was extended to April 30, 2017. Interest on the borrowings is based on the higher of 3.50% or the U.S. Prime Rate and is payable monthly. The weighted average daily borrowings outstanding under the revolving bank loan facility were approximately $40.3 million and $34.2 million for the three months ended March 31, 2016 and 2015, respectively. The weighted average interest rate was 3.50% and 3.25% for the three months ended March 31, 2016 and 2015, respectively.
In connection with the acquisition of Cogent in April 2015, the Company borrowed $45.0 million, which was comprised of two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million. One Term Loan Facility is payable in full on April 30, 2016 (the "One Year Facility") and bears interest at the Prime Rate plus three-quarters of one percent (0.75%) per annum. At March 31, 2016, the outstanding principal balance of the One Year Facility was $11.3 million. In April 2016, the One Year Facility was repaid in full. The other Term Loan Facility matures on April 30, 2018 (the "Three Year Facility"), is payable in four equal semi-annual installments beginning on October 31, 2016 and bears interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the Three Year Facility is $7.5 million or less. At March 31, 2016, the outstanding principal balance of the Three Year Facility was $22.5 million. There are no prepayment penalties for the early repayment of either Term Loan Facility. Principal amounts repaid on the Term Loan Facilities cannot be reborrowed. The interest rate applicable to the Term Loan Facilities will never be less than four percent (4.00%) per annum. The weighted average interest rate related to the Term Loan Facilities was 4.57% for the three months ended March 31, 2016.
The revolving and term loan facilities are provided by a U.S. banking institution and are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co and GCI. In addition, the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. At March 31, 2016, the Company was compliant with all loan covenants.

Note 9 — Equity
On March 16, 2016, a dividend of $0.45 per share was paid to stockholders of record on March 2, 2016. Dividends include dividend equivalents of $2.0 million and $1.6 million, which were paid on outstanding restricted stock units for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016, 784,060 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 303,035 shares at an average price of $25.37 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the three months ended March 31, 2015, 731,251 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 307,007 shares at an average price of $34.40 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 10 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$4,357	$7,603
Denominator for basic EPS — weighted average number of shares	31,646	30,096
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	71	76
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,717	30,172
Earnings per share:
Basic	$0.14	$0.25
Diluted	$0.14	$0.25
The weighted number of shares and dilutive potential shares do not include 334,048 shares of common stock, which will be issued to the selling unitholders of Cogent, on the second or fourth anniversary of the Acquisition, as the case may be, if the revenue target related to the Earnout is achieved. At the time the revenue target is achieved such shares will be included in the Company’s share count. If the revenue target is not achieved, the shares of common stock will not be issued. See “Note 3 — Acquisition”.

Note 11 — Income Taxes
The Company's effective tax rate will vary depending on the jurisdiction in which the income is earned. Certain foreign sourced income is taxed at a lower effective rate than U.S. income.
Under the requirements of ASC 740, the Company intends to indefinitely reinvest its non-U.S. subsidiaries earnings outside the United States and does not provide for residual U.S. tax on these earnings.
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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of March 31, 2016, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 12 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2016, G&Co’s net capital was $3.9 million, which exceeded its requirement by $3.3 million. G&Co’s aggregate indebtedness to net capital ratio was 2.3 to 1 at March 31, 2016. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. Greenhill Cogent is subject to capital requirements of the SEC and the FCA. We are also subject to certain regulatory capital requirements in other jurisdictions. As of March 31, 2016, GCI, Greenhill Australia, Greenhill Cogent and our other regulated operations were in compliance with local capital adequacy requirements.

Note 13 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On April 20, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 22, 2016 to the common stockholders of record on June 8, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Greenhill", “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our 2015 Annual Report on Form 10-K.
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

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments. We act for clients located throughout the world from our global offices in the United States, United Kingdom, Germany, Sweden, Australia, Japan, Hong Kong, Singapore, Canada and Brazil.
Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. Additionally, our global capital advisory group provides capital raising advisory services in the primary market for real estate funds, where revenues are driven primarily by the amount of capital raised, and in the secondary market for alternative assets, where revenue is determined based upon a fixed percentage of the transaction value.
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
Over our 20 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Hong Kong, Sweden, Brazil and Singapore. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During the first three months of 2016, we recruited one Managing Director based in Houston and focused on the energy sector.

Business Environment
Global economic and financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2015 Annual Report on Form 10-K filed with Securities and Exchange Commission. Global deal activity was adversely affected in the first quarter of of 2016 due to volatility in the stock, credit and commodity markets. For the three months ended March 31, 2016, the number of completed transactions globally decreased 23% versus the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) decreased by 5%. The number of announced transactions globally decreased 6% in the first quarter of 2016 versus the same period in the prior year, while the volume of announced transactions decreased by 22%.1
Revenues were $66.9 million in the first quarter of 2016 compared to $61.9 million in the first quarter of 2015, an increase of $5.0 million, or 8%. While our quarterly revenue improved from last year, it was constrained by the fact that almost none of our large announced transaction assignments reached completion in the quarter, as well as the fact that we, along with the entire market, experienced a relatively low level of new transaction announcements in the quarter. However, we expect both of those factors to move back in our favor in months to come, resulting in improved revenue levels. In terms of geographic diversity, during the first three months of 2016, most of our activity was in North American, U.K and Continental Europe.
The revenue outcome relative to our compensation costs for the first quarter resulted in a high quarterly compensation ratio, however, our non-compensation costs in absolute dollars and our tax rate were both lower than the same period in 2015. Our pre-tax margin was 10% for the quarter, which was lower than our historical pre-tax margin due to our higher than typical compensation ratio. Consequently, our first quarter 2016 net income allocated to common stockholders of $4.4 million and diluted earnings per share of $0.14 declined from net income allocable to common stockholders of $7.6 million and diluted earnings per share of $0.25 in the first quarter of 2015.
We believe our business performance is best measured over longer periods of time, as we generally experience significant variations in revenues and profits from quarter to quarter. These variations can generally be attributed to the fact that our revenues are typically earned in large amounts throughout the year upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Accordingly, revenues and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of April 18, 2016.

Results of Operations

Revenues
Substantially all of our revenues are derived from fees earned in connection with advising clients on mergers, acquisitions, financings, restructurings, capital advisory transactions, or similar transactions, and are primarily driven by total deal volume, the number of transactions and the size of individual transactions. A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, capital fund transaction or other advisory transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our fees, we also earn on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, in our capital advisory engagements, revenues are generated in primary capital raising transactions largely by the amount of capital raised and in secondary sale transactions primarily by the value of the interests transferred. Fees earned in primary capital raising transactions are based upon a percentage of capital committed to the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing.
We also generate a small portion of our revenues from gains (or losses) in merchant banking fund investments and interest income. Revenue recognized on investments in merchant banking funds is based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis.
We earned $66.9 million in revenues in the first quarter of 2016 compared to $61.9 million in the first quarter of 2015, an increase of $5.0 million, or 8%. The increase in revenues in the first quarter of 2016 as compared to the same period in 2015 primarily resulted from an increase in completed transaction fees and additional capital advisory fees resulting from our acquisition of Greenhill Cogent on April 1, 2015, offset in part by a decrease in announcement and opinion fees and lower retainer fee revenue.

Completed assignments in the first quarter of 2016 included:

•	the sale by Arle Capital Partners of Stork to Fluor Corporation;

•	the representation of Fluor Corporation on its joint venture with China's Offshore Oil Engineering Co., Ltd.;

•	the sale by Gilde Buy Out Partners AG of Specialized Anodized Extrusion Holding Switzerland AG ("Spandex") to Chequers Capital;

•	the sale of Lane Industries Incorporated to Salini Impregilo S.p.A.;

•	the acquisition by Omnicell, Inc. of Aesynt, Inc.;

•	the sale by Perseus Books Group of its client services business to Ingram Content Group and its publishing business to Hachette Book Group;

•	the representation of QLT, Inc. on a strategic equity investment in Aralez Pharmaceuticals plc;

•	the sale of Telecity Group plc to Equinix, Inc.; and

•	the sale by WorldMark Group Holdings Pty Ltd of Sewells Group to MSX International.

During the first quarter of 2016, our capital advisory group advised real estate fund general partners on one interim closing of primary capital commitments from institutional investors to such funds. In addition, our secondary capital advisory group (Greenhill Cogent) advised institutional investors on 38 closings of sales of limited partnership interests in secondary market transactions.
We generally experience significant variations in revenues during each quarterly period. These variations can generally be attributed to the fact that a majority of our revenues is usually earned in large amounts throughout the year upon the successful completion of transactions, the timing of which are uncertain and are not subject to our control. Accordingly, the revenues earned in any particular period may not be indicative of revenues earned in future periods.

Operating Expenses

We classify operating expenses as employee compensation and benefits expenses and non-compensation expenses. Operating expenses include non-compensation costs for occupancy and equipment rental, information services, professional fees, recruiting, travel and entertainment, insurance, communications, depreciation and amortization, interest expense and other operating expenses. A portion of certain costs are reimbursed by clients under the terms of client engagements and are netted against non-compensation expenses.
Our total operating expenses for the first quarter of 2016 were $60.4 million, which compared to $49.7 million of total operating expenses for the first quarter of 2015. This represents an increase in total operating expenses of $10.7 million, or 22%, and principally resulted from an increase in our compensation and benefits expenses, as described in more detail below. The pre-tax profit margin for the three months ended March 31, 2016 declined to 10% as compared to 20% for the same period in 2015, due to a higher than typical compensation ratio.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended March 31,
	2016	2015
	(in millions, unaudited)
Employee compensation and benefits expenses	$44.5	$33.4
% of revenues	67%	54%
Non-compensation expenses	15.9	16.3
% of revenues	24%	26%
Total operating expenses	60.4	49.7
% of revenues	90%	80%
Total income before tax	6.5	12.2
Pre-tax profit margin	10%	20%
Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the first quarter of 2016 were $44.5 million, which reflected a 67% ratio of compensation to revenues. This amount compared to $33.4 million for the first quarter of 2015, which reflected a 54% ratio of compensation to revenues. The increase of $11.1 million, or 33%, was principally attributable to an increase in incentive compensation and additional compensation for the Greenhill Cogent employees, who joined in April 2015. The increase in the ratio of compensation to revenues in the first quarter of 2016 as compared to the same period in 2015 resulted from significantly higher compensation costs spread over marginally higher revenues.

While our compensation expense ratio for the first quarter of 2016 was higher than normal, for the full year we expect this ratio to decline to a level slightly lower than last year, while at the same time providing for increased compensation for our key employees, assuming revenue for the year develops as we expect. The reduction in our compensation ratio in future interim periods will be dependent on the timing of revenue generation from the successful completion of certain pending transactions.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Expenses
Our non-compensation expenses were $15.9 million in the first quarter of 2016 compared to $16.3 million in the first quarter of 2015, reflecting a decrease of $0.4 million, or 2%. The decrease in non-compensation expenses principally resulted from lower professional fees due to the absence of transaction costs, which were incurred in the first quarter of 2015 related to the Acquisition, and foreign currency gains, partially offset by incremental operating and borrowing costs related to Greenhill Cogent, which we acquired after the first quarter of 2015, and higher travel expenses related to new business activities. Interest expense for the quarter ended March 31, 2016, included within non-compensation expenses, was $0.7 million.

Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2016 were 24% compared to 26% for the same period in 2015. The decrease in non-compensation expenses as a percentage of revenues resulted from the effect of spreading slightly lower non-compensation costs over higher revenues in the first quarter of 2016 as compared to the same period in 2015.
Our non-compensation expenses as a percentage of revenues can vary in any particular period as a result of a variety of factors including fluctuation in revenue amounts, changes in headcount, the amount of recruiting and business development activity, the amount of office space expansion, the amount of reimbursement of engagement-related expenses by clients, the amount of our borrowings, costs associated with acquisitions, interest rate and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenues in any particular period may not be indicative of the non-compensation expenses as a percentage of revenues in future periods.

Provision for Income Taxes
For the first quarter of 2016, the provision for income taxes was $2.1 million, which reflected an effective tax rate of 33%. This compared to a provision for income taxes in the first quarter of 2015 of $4.6 million, which reflected an effective tax rate of 38%. The decrease in the provision for income taxes in the first quarter of 2016 as compared to the same period in the prior year was principally attributable to lower pre-tax income. The lower effective tax rate resulted from the generation of a greater proportion of earnings from lower tax rate foreign jurisdictions.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At March 31, 2016, we had cash and cash equivalents of $55.6 million, of which $37.1 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
We generate substantially all of our cash from advisory fees. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repayment of debt obligations, the repurchase of shares of our common stock and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, debt repayments and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2016, we had advisory fees receivable of $62.1 million, including long-term receivables related to our primary capital advisory engagements of $30.3 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2016, cash bonuses and accrued benefits of $13.9 million relating to 2015 compensation were paid to our employees. In addition, in the first quarter of 2016, we paid $16.1 million related to income taxes owed principally in the U.S. and the U.K. for the year ended December 31, 2015.
To provide for working capital needs and other general corporate purposes in the U.S, we have a revolving bank loan facility. As part of the annual renewal of the revolving loan facility, in March 2016, we extended the maturity date of the facility to April 30, 2017 and increased the size of the facility by $20.0 million to $70.0 million to help balance our global cash needs and avoid repatriation of foreign cash. Historically, we have been able to extend the maturity date of the revolving bank loan facility for a new one-year period shortly before maturity of the exiting loan facility. We expect to renew the revolving bank loan facility in future periods although our ability to do so in the future is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate or 3.5%. At March 31, 2016, we had $55.1 million outstanding under the revolving bank loan facility.

In addition, to fund the cash portion of the consideration paid for our acquisition of Cogent in April 2015, we borrowed $45.0 million from our bank lender through two bank term loan facilities, each in an original principal amount of $22.5 million. One term loan is payable in full by April 30, 2016 and the other loan facility is payable in four equal semi-annual installments beginning on October 31, 2016. The bank term loan facilities may be prepaid without penalty but amounts prepaid may not be reborrowed. At March 31, 2016, we had outstanding borrowings of $11.25 million related to the term loan facility due on April 30, 2016 and $22.5 million related to the term loan facility with a final maturity in April 2018. In early April 2016, we repaid the outstanding principal amount of the facility that matured on April 30, 2016. The interest rate applicable to the facility maturing April 2016 was equal to the Prime Rate plus three-quarters of one percent (0.75%) per annum. The interest rate generally applicable to the bank term loan facility maturing April 2018 is equal to the Prime rate plus one and one-quarter percent (1.25%) per annum and will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on such bank term loan facility is $7.5 million or less. The interest rate applicable to each of the bank term loan facilities will never be less than four percent (4.00%) per annum.
Both the revolving bank loan facility and the bank term loan facilities are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co and GCI. In addition, the incurrence of additional indebtedness requires the prior approval of our lender. Further, the Company is required to comply with certain financial and liquidity covenants on a quarterly basis. At March 31, 2016, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
As additional contingent consideration for the purchase of Cogent, we agreed to pay $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. The cash payment and the issuance of common shares will be made if Greenhill Cogent achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (April 1, 2017) or the two year period ending on the fourth anniversary of the closing (April 1, 2019). If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made.
Historically, we have generated significant earnings outside of the U.S. and we have repatriated a substantial portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. To the extent we repatriate additional foreign earnings we will be subject to incremental U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the rate of tax paid in the foreign jurisdictions. Due to this potential incremental tax burden, it is our intention to retain our foreign earnings offshore indefinitely to reinvest in our non-U.S. operations unless circumstances change. We recently increased our U.S. revolving loan facility to help balance our global cash needs. In the event we are unable to meet our U.S. cash needs with cash generated domestically, or through borrowings, we could incur additional U.S. tax on amounts repatriated. Presently, the majority of our foreign cash is held in the U.K. and Germany, which are currently subject to corporate tax rates of approximately 20% and 32%, respectively.
At March 31, 2016, we had principal investments of $3.6 million, which consists of many small investments in our previously sponsored and other merchant banking funds. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. At March 31, 2016, we do not have any remaining commitments to fund capital calls for principal investments, and we do not intend to make any principal investments going forward.
In January 2016, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2016. For the three months ended March 31, 2016, we were deemed to have repurchased 303,035 shares of our common stock at an average price of $25.37 per share (for a total cost of $7.7 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested. While we expect to fund future repurchases of our common stock (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. Any future repurchases of our common stock will be dependent upon our cash flow generation and take into account the payment of dividends, repayment of the remaining bank term loan facility, potential obligations under the Earnout and other relevant factors.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at April 27, 2016, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $42.1 million (as calculated based upon the closing share price as of April 27, 2016 of $21.98 per share and assuming a withholding tax rate of 41%) over the next five years, of which an additional $0.3 million will be payable in 2016, $10.4 million will be payable in 2017,

$10.4 million will be payable in 2018, $9.5 million will be payable in 2019, $8.2 million will be payable in 2020 and $3.3 million will be payable in 2021. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2015, we made dividend distributions of $58.9 million, or $1.80 per common share and outstanding restricted stock unit. During the three months ended March 31, 2016, we made dividend distributions of $15.4 million, or $0.45 per common share and outstanding restricted stock unit. We have declared a dividend of $0.45 per common share payable in June 2016. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facility, potential obligations under the Earnout, contractual restrictions and other factors as our Board of Directors may deem relevant.
While we believe that the cash generated from operations and borrowings from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, bank term loan repayments, common dividend payments, share repurchases, potential obligation under the Earnout and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving loan facility annually on comparable terms, and at the current borrowing amount or at all, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly repatriate foreign earnings, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
In the three months ending March 31, 2016, our cash and cash equivalents decreased by $14.4 million from December 31, 2015, including a decrease of $1.0 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $1.4 million from operating activities, including $17.3 million from net income after giving effect to non-cash items, offset by a net increase in working capital of $15.9 million principally from the payment of accrued income taxes payable and annual bonuses. We used $0.3 million in investing activities to fund leasehold improvements. We used $14.5 million in financing activities, including $15.4 million for the payment of dividends, $7.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $6.7 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowings of $15.3 million on our revolving bank loan facility.
In the three months ending March 31, 2015, our cash and cash equivalents decreased by $16.5 million from December 31, 2014, including a decrease of $1.3 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $17.4 million from operating activities, including $23.4 million from net income after giving effect to non-cash items, offset by a net increase in working capital of $6.0 million principally from the payment of annual bonuses offset by a decrease in advisory fees receivable. We generated $0.2 million for investing activities, including $0.3 million distributions from merchant banking funds, offset in part by $0.1 million for leasehold improvements. We used $32.8 million in financing activities, including $14.5 million for the payment of dividends, $10.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $6.8 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, and the net repayment of $0.9 million on our revolving loan facility.

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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 53% of our revenues for the three month period ended March 31, 2016 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have historically generated a significant portion of our foreign earnings, which include the United Kingdom, Europe and Australia. During the three month period ended March 31, 2016, as compared to the same period in 2015, the value of the U.S. dollar strengthened relative to the pound sterling, euro and Australian dollar. In aggregate, although there was a negative impact on our revenues in the first three months of 2016 as compared to the same period in 2015 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates
Descriptions of our critical accounting policies and estimates, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, are set forth above in "Item I -- Notes to Condensed Consolidated Financial Statements (unaudited), Note 2 — Summary of Significant Accounting Policies” and are incorporated by reference herein.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of 2016:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
Jan	—	$—	—	$75,000,000
Feb	—	—	—	75,000,000
Mar	—	—	—	75,000,000
Total	—		—	$75,000,000

_____________________________________________

(1)
Excludes 303,035 shares we are deemed to have repurchased in the first quarter of 2016 at an average price of $25.37 per share, or $7.7 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 27, 2016, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2016 to December 31, 2016.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1	Renewal and Modification Agreement, dated as of March 8, 2016, by and between Greenhill & Co., Inc. and First Republic Bank
10.2	Amended and Restated Renewal and Modification Agreement, dated as of April 14, 2016, by and between Greenhill & Co., Inc. and First Republic Bank
10.3	Amended and Restated Security Agreement Distributions (Revolving Loan), dated as of April 14, 2016, by and between Greenhill & Co., Inc. and First Republic Bank
10.4	Amended and Restated Security Agreement LLC Distributions (Term Loan), dated as of April 14, 2016, by and between Greenhill & Co., Inc. and First Republic Bank
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 5, 2016

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ CHRISTOPHER T. GRUBB
Christopher T. Grubb
Chief Financial Officer

II-1