Form 10-Q
period 2016-06-30
GREENHILL & CO INC
filed 2016-08-08
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of August 1, 2016, there were 29,615,265 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents ($4.9 million and $4.7 million restricted from use at June 30, 2016 and December 31, 2015, respectively)	$63,785	$69,962
Advisory fees receivable, net of allowance for doubtful accounts of $0.7 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively	66,934	64,430
Other receivables	3,370	5,470
Property and equipment, net of accumulated depreciation of $59.6 million at June 30, 2016 and $58.5 million at December 31, 2015	9,593	9,783
Investments in merchant banking funds	3,540	3,575
Goodwill	212,317	209,024
Deferred tax asset, net	52,220	56,072
Other assets	6,958	5,522
Total assets	$418,717	$423,838
Liabilities and Equity
Compensation payable	$18,521	$22,133
Accounts payable and accrued expenses	11,766	9,858
Current income taxes payable	13,737	19,020
Bank revolving loan payable	54,900	39,800
Bank term loans payable	22,500	33,750
Contingent obligation due selling unitholders of Cogent	15,104	13,647
Deferred tax liability	2,405	1,580
Total liabilities	138,933	139,788
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 41,322,880 and 40,511,209 shares issued as of June 30, 2016 and December 31, 2015, respectively; 29,578,743 and 29,325,374 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	413	405
Restricted stock units	62,584	84,969
Additional paid-in capital	732,874	697,607
Exchangeable shares of subsidiary; 257,156 shares issued as of June 30, 2016 and December 31, 2015; 32,804 shares outstanding as of June 30, 2016 and December 31, 2015	1,958	1,958
Retained earnings	104,497	109,860
Accumulated other comprehensive income (loss)	(27,445)	(28,405)
Treasury stock, at cost, par value $0.01 per share; 11,744,137 and 11,185,835 shares as of June 30, 2016 and December 31, 2015, respectively	(595,791)	(583,038)
Stockholders’ equity	279,090	283,356
Noncontrolling interests	694	694
Total equity	279,784	284,050
Total liabilities and equity	$418,717	$423,838

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2016	2015	2016	2015
Revenues
Advisory revenues	$90,265	$72,962	$156,818	$134,854
Investment revenues	220	380	532	371
Total revenues	90,485	73,342	157,350	135,225
Expenses
Employee compensation and benefits	44,110	39,604	88,616	73,021
Occupancy and equipment rental	4,879	5,482	9,550	10,342
Depreciation and amortization	791	921	1,639	1,642
Information services	2,140	2,192	4,510	4,382
Professional fees	1,749	1,767	3,258	4,159
Travel related expenses	2,958	3,405	5,774	5,659
Interest expense	802	789	1,548	1,067
Other operating expenses	3,191	3,412	6,132	7,013
Total expenses	60,620	57,572	121,027	107,285
Income before taxes	29,865	15,770	36,323	27,940
Provision for taxes	10,237	6,351	12,338	10,918
Net income allocated to common stockholders	$19,628	$9,419	$23,985	$17,022
Average shares outstanding:
Basic	31,712,959	30,934,832	31,898,939	30,707,895
Diluted	31,712,959	31,026,098	31,898,939	30,786,714
Earnings per share:
Basic	$0.62	$0.30	$0.75	$0.55
Diluted	$0.62	$0.30	$0.75	$0.55
Dividends declared and paid per share	$0.45	$0.45	$0.90	$0.90

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income allocated to common stockholders	$19,628	$9,419	$23,985	$17,022
Currency translation adjustment, net of tax	(3,070)	1,793	960	(5,246)
Comprehensive income allocated to common stockholders	$16,558	$11,212	$24,945	$11,776

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$405	$389
Common stock issued	8	16
Common stock, end of the period	413	405
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	—	14,446
Contingent convertible preferred stock canceled or converted	—	(14,446)
Contingent convertible preferred stock, end of the period	—	—
Restricted stock units
Restricted stock units, beginning of the period	84,969	90,107
Restricted stock units recognized, net of forfeitures	20,217	47,071
Restricted stock units delivered	(42,602)	(52,209)
Restricted stock units, end of the period	62,584	84,969
Additional paid-in capital
Additional paid-in capital, beginning of the period	697,607	596,463
Common stock issued and contingently issued common stock	42,647	94,554
Contingent convertible preferred stock canceled	—	14,446
Tax (expense) from the delivery of restricted stock units	(7,380)	(7,856)
Additional paid-in capital, end of the period	732,874	697,607
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	109,860	141,290
Dividends	(31,002)	(58,940)
Tax benefit from payment of restricted stock unit dividends	1,654	1,912
Net income allocated to common stockholders	23,985	25,598
Retained earnings, end of the period	104,497	109,860
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(28,405)	(17,969)
Currency translation adjustment, net of tax	960	(10,436)
Accumulated other comprehensive income (loss), end of the period	(27,445)	(28,405)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(583,038)	(571,136)
Repurchased	(12,753)	(11,902)
Treasury stock, end of the period	(595,791)	(583,038)
Total stockholders’ equity	279,090	283,356
Noncontrolling interests
Noncontrolling interests, beginning of the period	694	694
Distributions to noncontrolling interests	—	—
Noncontrolling interests, end of the period	694	694
Total equity	$279,784	$284,050

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2016	2015
Operating activities:
Net income allocated to common stockholders	$23,985	$17,022
Adjustments to reconcile net income allocated to common stockholders to net cash provided by operating activities:
Non-cash items included in net income allocated to common stockholders:
Depreciation and amortization	1,639	1,642
Net investment (gains) losses	35	122
Restricted stock units recognized	20,217	24,667
Deferred taxes	(882)	(1,038)
Deferred gain on sale of certain merchant banking assets	—	(49)
Loss on fair value of contingent obligation	1,457	—
Changes in operating assets and liabilities:
Advisory fees receivable	(2,504)	12,886
Other receivables and assets	665	(1,322)
Deferred tax asset, net	7,345	7,496
Compensation payable	(3,612)	(9,651)
Accounts payable and accrued expenses	1,960	(2,710)
Current income taxes payable	(5,283)	2,865
Net cash provided by operating activities	45,022	51,930
Investing activities:
Purchases of investments	—	(21)
Distributions from investments	—	768
Purchases of property and equipment	(1,013)	(681)
Cogent acquisition	—	(45,260)
Net cash used in investing activities	(1,013)	(45,194)
Financing activities:
Proceeds from revolving bank loan	57,329	46,450
Repayment of revolving bank loan	(42,229)	(43,300)
Proceeds from bank term loans	—	45,000
Repayment of bank term loans	(11,250)	(11,250)
Dividends paid	(31,002)	(29,393)
Purchase of treasury stock	(12,753)	(10,804)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	(5,726)	(6,470)
Net cash used in financing activities	(45,631)	(9,767)
Effect of exchange rate changes on cash and cash equivalents	(4,555)	(632)
Net decrease in cash and cash equivalents	(6,177)	(3,663)
Cash and cash equivalents, beginning of period	69,962	50,940
Cash and cash equivalents, end of period	$63,785	$47,277
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,529	$1,043
Cash paid for taxes, net of refunds	$14,364	$10,142

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization
Greenhill & Co., Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a leading independent investment bank focused on providing financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings and capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments. The Company acts for clients located throughout the world from its offices located in the United States, United Kingdom, Germany, Sweden, Australia, Japan, Hong Kong, Singapore, Canada and Brazil.
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
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.3 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $3.2 million for each of the six months ended June 30, 2016 and 2015, respectively.

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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a bad debt expense of $0.3 million for the three month period ended June 30, 2016 and $0.4 million for the six month period ended June 30, 2016. The Company recorded a bad debt expense of $0.2 million for the three month period ended June 30, 2015 and $0.3 million for the six month period ended June 30, 2015.
Included in the advisory fees receivable balance at June 30, 2016 and December 31, 2015 were $29.9 million and $32.4 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to primary capital advisory engagements of $0.2 million for each of the three month periods ended June 30, 2016 and 2015, and $0.4 million for each of the six month periods ended June 30, 2016 and 2015.
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
The Company's activities as an investment banking firm constitute a single business segment, with substantially all revenues generated from advisory services, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and capital advisory services. The Company generates approximately 0% - 1% of its revenues from its remaining principal investments in merchant banking funds, which it began liquidating several years ago, and interest income.
Accounting Developments
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 amends the guidance in former ASC Topic 718, Compensation – Stock Compensation. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016 and the Company will adopt these amendments effective on January 1, 2017. The impact of ASU No. 2016-09 will result in an increase or a decrease to the provision for income taxes for the net tax (cost) from the delivery of restricted stock units, which under the current standard is recorded as an adjustment to retained earnings, and could be material to the results of operations and the classifications of cash flows in future periods depending upon, among other things, the level of earnings and stock price of the Company.
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
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. Management is currently evaluating the impact of the future adoption of ASC 606 on the Company’s consolidated financial statements. The guidance originally was scheduled to be effective for fiscal years beginning after December 15, 2016. In August 2015, the FASB issued guidance which defers the effective date of the new recognition standard by one year. The standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and the Company will adopt these amendments effective on January 1, 2018 (which will be retroactively applied to the period beginning January 1, 2016).

Note 3 — Acquisition
On April 1, 2015, the Company acquired 100% ownership of Cogent Partners, LP and affiliates ("Cogent", now known as Greenhill Cogent) (the "Acquisition"). The Acquisition has been accounted for using the purchase method of accounting and the results of operations for Greenhill Cogent have been included in the condensed consolidated statements of income from the date of acquisition.
The total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of April 1, 2015. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The fair value of the identifiable intangible assets acquired, which consisted of Cogent's backlog of client assignments that existed at the time of the closing of the Acquisition, customer relationships, and trade name, has been included in other assets, net of amortization, on the condensed consolidated statement of financial condition. The fair value of the identifiable intangible assets is being amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between one to three years. For the three and six months ended June 30, 2016, the Company recorded amortization expense of $0.1 million and $0.3 million, respectively, in respect of these assets. For the three and six months ended June 30, 2015, the Company recorded amortization expense of $0.2 million in respect of these assets.
In connection with the Acquisition, the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the "Earnout"). The payment for the Earnout will be made if Greenhill Cogent achieves a revenue target during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made. The fair value of the contingent cash consideration was valued on the date of the Acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. For the three and six months ended June 30, 2016, the fair value of the contingent consideration increased by $1.1 million and $1.5 million, respectively, based on changes in the estimated probability of achievement and present value of the remaining term. For the three and six months ended June 30, 2015, no change was recorded in the fair value of the contingent consideration. See "Note 6 — Fair Value of Financial Instruments".
Set forth below are the Company's summary unaudited pro forma results of operations for the six months ended June 30, 2015, which includes the historical results of the Company and Cogent and gives effect to the Acquisition as if it had occurred on January 1, 2015. These pro forma results include the actual results of Cogent from January 1, 2015 through March 31, 2015. For the period April 1, 2015 through June 30, 2015, Cogent's results were included in the consolidated results of the Company.

For the Six Months Ended June 30,
2015
(in millions, except per share amounts) (unaudited)
(pro forma)
Revenues	$145.7
Income before taxes	29.8
Net income allocated to common stockholders	18.2
Diluted earnings per share	$0.59
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

Note 4 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of June 30,	As of December 31,
	2016	2015
	(in thousands, unaudited)
Cash	$56,661	$59,270
Cash equivalents	2,239	5,946
Restricted cash - deferred compensation plan	—	117
Restricted cash - letters of credit	4,885	4,629
Total cash and cash equivalents	$63,785	$69,962
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

Note 5 — Investments in Merchant Banking Funds
The Company has invested in certain previously sponsored merchant banking funds: Greenhill Capital Partners (“GCP I”) and Greenhill Capital Partners II (“GCP II”), which are families of merchant banking funds. In addition, the Company has invested in Barrow Street III, a real estate investment fund ("Barrow Street").
The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of June 30,	As of December 31,
	2016	2015
	(in thousands, unaudited)
Investment in GCP I	$1,105	$1,105
Investment in GCP II	789	785
Investment in Barrow Street	1,646	1,685
Total investments in merchant banking funds	$3,540	$3,575
As of June 30, 2016, the Company continues to retain control of GCP I and GCP II and consolidates the results of each such general partner.
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million at each of June 30, 2016 and December 31, 2015, respectively, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II represents an interest in a previously sponsored merchant banking fund and includes $0.6 million at each of June 30, 2016 and December 31, 2015, respectively, related to the noncontrolling interests in the general partner of GCP II.
At June 30, 2016, the Company had no remaining unfunded commitments.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$(36)	$118	$13	$(122)
Interest income	256	262	519	493
Total investment revenues	$220	$380	$532	$371

Note 6 — Fair Value of Financial Instruments
There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the three and six month periods ended June 30, 2016 and 2015. There were no Level 3 assets measured at fair value during the three and six months ended June 30, 2016 and 2015.
The following table sets forth the measurement at fair value on a recurring basis of the contingent cash consideration due the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the Acquisition on April 1, 2015 and is categorized as a Level 3 liability, which is remeasured each quarterly period based on the probability of achieving the target revenue threshold and weighted average discount rate as discussed below. See "Note 3 — Acquisition".

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$15,104	$15,104
Total	$—	$—	$15,104	$15,104
Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,647	$13,647
Total	$—	$—	$13,647	$13,647
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six month periods ended June 30, 2016 are as follows:

	Opening Balance as of April 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$14,032	$(1,072)	$—	$—	$—	$—	$—	$15,104	$(1,072)
Total	$14,032	$(1,072)	$—	$—	$—	$—	$—	$15,104	$(1,072)

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	$(1,457)	$—	$—	$—	$—	$—	$15,104	$(1,457)
Total	$13,647	$(1,457)	$—	$—	$—	$—	$—	$15,104	$(1,457)

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six month periods ended June 30, 2015 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2015	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2015
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$—	$13,144	$—	$—	$—	$13,144	$—
Total	$—	$—	$—	$13,144	$—	$—	$—	$13,144	$—
Realized and unrealized gains (losses) are reported as a component of other operating expenses in the condensed consolidated statements of income.
The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of June 30, 2016:

	Fair Value as of June 30, 2016	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$15,104	Present value of expected payments	Discount rate		12%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of June 30, 2016 was principally based on the acquired business' actual and projected revenue generation for the periods from April 1, 2015 through March 31, 2017 and April 1, 2017 through March 31, 2019.
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

Note 7 — Related Parties
At June 30, 2016 and December 31, 2015, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.02 million for each of the three month periods ended June 30, 2016 and 2015, respectively, and $0.04 million and $0.03 million for the six month periods ended June 30, 2016 and 2015, respectively, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 8 — Bank Loan Facilities
At June 30, 2016, the Company had a $70.0 million revolving bank loan facility with a U.S. banking institution to provide for working capital needs and for other general corporate purposes. In March 2016, the borrowing capacity under the revolving loan facility was increased by $20.0 million, from $50.0 million to $70.0 million, and the maturity date was extended to April 30, 2017. Interest on the borrowings is based on the higher of 3.50% or the U.S. Prime Rate and is payable monthly. The weighted average daily borrowings outstanding under the revolving bank loan facility were approximately $49.3 million and $34.0 million for the six months ended June 30, 2016 and 2015, respectively. The weighted average interest rate was 3.50% and 3.25% for the six months ended June 30, 2016 and 2015, respectively.
In connection with the acquisition of Cogent in April 2015, the Company borrowed $45.0 million, which was comprised of two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million. One Term Loan Facility was payable in full on April 30, 2016 (the "One Year Facility") and bore interest at the Prime Rate plus three-quarters of one percent (0.75%) per annum. In April 2016, the One Year Facility was repaid in full. The other Term Loan Facility matures on April 30, 2018 (the "Three Year Facility"), is payable in four equal semi-annual installments beginning on October 31, 2016 and bears interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the Three Year Facility is $7.5 million or less. At June 30, 2016, the outstanding principal balance of the Three Year Facility was $22.5 million. There are no prepayment penalties for the early repayment of either Term Loan Facility. Principal amounts repaid on the Term Loan Facilities cannot be reborrowed. The interest rate applicable to the Term Loan Facilities will never be less than four percent (4.00%) per annum. The weighted average interest rate related to the Term Loan Facilities was 4.75% and 4.25% for the six months ended June 30, 2016 and 2015, respectively.
The revolving and term loan facilities are provided by a U.S. banking institution and are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co and GCI. In addition, the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. At June 30, 2016, the Company was compliant with all loan covenants.

Note 9 — Equity
On June 22, 2016, a dividend of $0.45 per share was paid to stockholders of record on June 8, 2016. For the six months ended June 30, 2016, dividend payments of $0.90 per share were paid to stockholders. Dividends include dividend equivalents of $4.1 million and $3.4 million, which were paid on outstanding restricted stock units for the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016, 805,521 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 306,095 shares at an average price of $25.33 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the six months ended June 30, 2016, the Company repurchased in open market transactions 252,207 shares of its common stock at an average price of $19.82 per share.
During the six months ended June 30, 2015, 762,568 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 312,748 shares at an average price of $34.55 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 10 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$19,628	$9,419	$23,985	$17,022
Denominator for basic EPS — weighted average number of shares	31,713	30,935	31,899	30,708
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	—	91	—	79
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,713	31,026	31,899	30,787
Earnings per share:
Basic	$0.62	$0.30	$0.75	$0.55
Diluted	$0.62	$0.30	$0.75	$0.55
The weighted number of shares and dilutive potential shares do not include 334,048 shares of common stock, which will be issued to the selling unitholders of Cogent, on the second or fourth anniversary of the Acquisition, as the case may be, if the revenue target related to the Earnout is achieved. In the event that the revenue target is achieved, such shares will be included in the Company’s share count in the period that the target is achieved. If the revenue target is not achieved on either the second or fourth anniversary, such shares of common stock will not be issued. See “Note 3 — Acquisition”.

Note 11 — Income Taxes
The Company's effective tax rate varies depending on the jurisdiction in which the income is earned. Certain foreign sourced income is taxed at a lower effective rate than U.S. income.
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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of June 30, 2016, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 12 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2016, G&Co’s net capital was $5.8 million, which exceeded its requirement by $5.1 million. G&Co’s aggregate indebtedness to net capital ratio was 1.8 to 1 at June 30, 2016. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. Greenhill Cogent is subject to capital requirements of the SEC and the FCA. We are also subject to certain regulatory capital requirements in other jurisdictions. As of June 30, 2016, GCI, Greenhill Australia, Greenhill Cogent and our other regulated operations were in compliance with local capital adequacy requirements.

Note 13 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On July 21, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on September 21, 2016 to the common stockholders of record on September 7, 2016.
On August 4, 2016, the Company repaid the first installment of the Three Year Term Loan Facility due on October 31, 2016 of $5.6 million.

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

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We act for clients located throughout the world from our global offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Singapore, Sweden, and the United Kingdom.
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
Over our 20 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent (now Greenhill Cogent), which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Hong Kong, Sweden, Brazil and Singapore. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During the first six months of 2016, we announced the hiring of four M&A focused Managing Directors who are joining our teams in New York, Houston and Toronto and expand our coverage in the energy and chemicals sectors and the Canadian and Latin American markets.

Business Environment
Global economic and financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2015 Annual Report on Form 10-K filed with Securities and Exchange Commission. Global deal activity was adversely affected in the first six months of 2016 due to volatility in the stock, credit and commodity markets, particularly in the first quarter of the year, and more recently as a result of the United Kingdom's vote on June 23, 2016 to leave the European Union, commonly referred to as "Brexit". For the six months ended June 30, 2016, the number of completed transactions globally decreased 11% versus the same period in the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) decreased by 2%. The number of announced transactions globally decreased 5% during the six months ended June 30, 2016 versus the same period in the prior year, while the volume of announced transactions decreased by 20%.1 Looking forward, volatility in the global economic and financial markets may persist, including repercussions of Brexit, which could impact our business.
For the Firm, our revenues were $90.5 million in the second quarter of 2016 compared to $73.4 million in the second quarter of 2015, an increase of $17.1 million, or 23%. For the six months ended June 30, 2016, our revenues were $157.4 million compared to $135.3 million in 2015, an increase of $22.1 million, or 16%. Our revenues year to date included a diverse mix of M&A, financing, restructuring and fund placement transactions across multiple industry sectors, with a significant driver being the closing of major transactions. In terms of geographic diversity, during the first six months of 2016, our most significant transaction activity was in the U.S., the U.K and continental Europe, while we also had multiple transaction closings in Brazil despite a challenging economic and political environment.
Our operating costs consist of compensation and benefits expenses, which are generally based on a percentage of revenues, and non-compensation costs, which we measure in absolute dollars due to the volatility of our revenues. For the three months ended June 30, 2016, our ratio of compensation to revenues declined significantly from its level for the first quarter of 2016 as a result of our commitment to bring down the year to date ratio to a more typical level, which resulted in a compensation ratio of 49% for the second quarter of 2016 and 56% for the six months ended June 30, 2016, or slightly higher than the same six month period in 2015. Our non-compensation costs remained relatively constant for each of the first two quarterly periods of 2016, and for the six month period ended June 30, 2016 were $32.4 million, or $1.9 million less than the same six month period in the prior year. As a result of our increased revenues in the second quarter of 2016 and for the six months ended June 30, 2016 as compared to the same periods in 2015, our pre-tax earnings for the three and six months ended June 30, 2016 were $29.9 million and $36.3 million, respectively, representing pre-tax profit margins of 33% for the second quarter of 2016 and 23% for the six months ended June 30, 2016 as compared to pre-tax profit margins of 22% for the second quarter of 2015 and 21% for the six months ended June 30, 2015.
Our second quarter 2016 net income allocated to common stockholders of $19.6 million and diluted earnings per share of $0.62 compare to net income allocable to common stockholders of $9.4 million and diluted earnings per share of $0.30 in the second quarter of 2015, which represent increases of $10.2 million and $0.32 per share, respectively. For the six months ended June 30, 2016, net income allocated to common stockholders was $24.0 million, compared to $17.0 million for the comparable period in 2015, which represents an increase of $7.0 million, or 41%. Diluted earnings per share for the six months ended June 30, 2016 were $0.75 compared to $0.55 for the same period in 2015, an increase of $0.20, or 36%.
The full impact of Brexit remains uncertain, and it is likely to take a significant period of time before the future terms of the U.K.'s relationship with the European Union are determined. The most significant potential impact on the Firm likely will relate to the impact, if any, of Brexit on transaction activity in the U.K. and continental Europe, which could impact our revenues. Further, there may be legal, regulatory and tax ramifications from Brexit, which may require changes in our organization and/or operations.  In light of the focused nature of our advisory business, and the absence of trading or investing businesses, we currently do not expect the impact of Brexit to materially affect our business.
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

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of July 25, 2016.

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
We earned $90.5 million in revenues in the second quarter of 2016 compared to $73.4 million in the second quarter of 2015, an increase of $17.1 million, or 23%. The increase in revenues principally resulted from a significant increase in the number and scale of completed transaction fees, offset in part by a decrease in announcement fees and lower retainer fee revenue.
For the six months ended June 30, 2016, revenues were $157.4 million compared to $135.3 million in 2015, an increase of $22.1 million, or 16%. This increase principally resulted from an increase in completed transaction fees, as well as the larger scale of the transactions that closed, offset in part by a decrease in announcement fees and lower retainer fee revenue.

Completed assignments in the second quarter of 2016 included:

•	the acquisition by 3i Infrastructure plc of an interest in Wireless Infrastructure Group;

•	the sale by Antin Infrastructure Partners of Antin Solar Investments to a consortium of investors comprised of Swiss Life Asset Management and Quercus Investment Partners;

•	the acquisition by Ball Corporation of Rexam plc;

•	the sale of Blount International Inc. to American Securities LLC and P2 Capital Partners, LLC;

•	the representation of Boehringer Ingelheim GmbH on a global collaboration with AbbVie Inc.;

•	the representation of Brasil/CT on a capital injection from Invest Tech;

•	the sale by CorMatrix Cardiovascular Inc. of synthetic royalty and milestone rights to Ligand Pharmaceuticals Incorporated;

•	the representation of Fairway Group Holdings Corp. on its pre-packaged Chapter 11 bankruptcy plan;

•	the representation of Frieze Events Ltd. on a partnership with, and strategic investment by, WME IMG Global;

•	the sale of Heartland Payment Systems, Inc. to Global Payments Inc.;

•	the sale by Hortifruti S.A. of a significant minority stake to Partners Group Holding AG;

•	the acquisition by MANN+HUMMEL GmbH of the global filtration operations of Affinia Group Holding, Inc.;

•	the representation of Policard Systems e Serviços S.A. on the sale of a controlling stake and subsequent merger with the Brazilian operations of Groupe Up;

•	the sale by Tesco plc of its Giraffe restaurants to the Boparan Private Office; and,

•	the sale by U.S. Bancorp of its majority stake in Elavon do Brasil to Stone Pagamentos, SA.

During the second quarter of 2016, our capital advisory group advised real estate fund general partners on four interim closings and three final closings of primary capital commitments from institutional investors to such funds. In addition, our secondary capital advisory group (Greenhill Cogent) advised institutional investors on 25 closings of sales of limited partnership interests in secondary market transactions.
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
Our total operating expenses for the second quarter of 2016 were $60.6 million, which compared to $57.6 million of total operating expenses for the second quarter of 2015. This represents an increase in total operating expenses of $3.0 million, or 5%, and principally resulted from an increase in our compensation and benefits expenses, partially offset by a decrease in non-compensation expenses, both as described in more detail below. The pre-tax profit margin for the three months ended June 30, 2016 was 33% as compared to 22% for the same period in 2015.
For the six months ended June 30, 2016, total operating expenses were $121.0 million, compared to $107.3 million of total operating expenses for the same period in 2015. The increase of $13.7 million, or 13%, resulted principally from an increase in our compensation and benefits expenses, offset in part by a decrease in non-compensation expenses, both as described in more detail below. The pre-tax profit margin for the six months ended June 30, 2016 was 23% as compared to 21% for the same period in 2015.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, unaudited)
Employee compensation and benefits expenses	$44.1	$39.6	$88.6	$73.0
% of revenues	49%	54%	56%	54%
Non-compensation expenses	16.5	18.0	32.4	34.3
% of revenues	18%	24%	21%	25%
Total operating expenses	60.6	57.6	121.0	107.3
% of revenues	67%	78%	77%	79%
Total income before tax	29.9	15.8	36.3	27.9
Pre-tax profit margin	33%	22%	23%	21%
Compensation and Benefits Expenses

Our employee compensation and benefits expenses in the second quarter of 2016 were $44.1 million, which reflected a 49% ratio of compensation to revenues. This amount compared to $39.6 million for the second quarter of 2015, which reflected a 54% ratio of compensation to revenues. The increase of $4.5 million, or 11%, was principally attributable to significantly higher revenues during the period, partially offset by a lower compensation ratio as we focused on an appropriate level of compensation for the full year.

For the six months ended June 30, 2016, our employee compensation and benefits expenses were $88.6 million, which reflected a 56% ratio of compensation to revenues. This amount compared to $73.0 million for the same period in the prior year, which reflected a 54% ratio of compensation to revenues. The increase of $15.6 million, or 21%, was principally attributable to higher year to date revenue and a slightly higher compensation ratio.
Although our compensation expense ratio for the six months ended June 30, 2016 was higher than the same period in the prior year and the full year 2015 rate, it declined significantly from its level of 67% in the first quarter. By year-end 2016, we expect the compensation expense ratio to decline to a level slightly lower than last year's full year rate, while at the same time providing for increased compensation for our key employees, assuming revenue for the year continues to develops as we expect. The reduction, if any, in our compensation expense ratio in future interim periods will be dependent on the timing of revenue generation from the successful completion of certain pending transactions.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Expenses
Our non-compensation expenses were $16.5 million in the second quarter of 2016 compared to $18.0 million in the second quarter of 2015, reflecting a decrease of $1.5 million, or 8%. The decrease in non-compensation expenses principally resulted from lower occupancy costs related to reduced cost levels outside of the U.S. and the sublease of redundant Cogent space, lower travel expenses, and foreign currency gains primarily related to our Brazilian operations, offset in part by a charge for an increase in the estimated fair value of the contingent cash consideration for the Earnout. Interest expense for the quarter, included within non-compensation expenses, was $0.8 million.
For the six months ended June 30, 2016, our non-compensation expenses were $32.4 million compared to $34.3 million for the same period in 2015, representing a decrease of $1.9 million, or 5%. The decrease in non-compensation expenses principally resulted from lower occupancy costs as discussed above, lower professional fees due to the absence of transaction costs which were incurred in the first quarter of 2015 related to the Acquisition, and foreign currency gains, partially offset by incremental operating and borrowing costs related to Greenhill Cogent, which we acquired after the first quarter of 2015, and an increase in the accrued charge for the contingent cash portion of the Earnout. Interest expense for the first half of 2016, included within non-compensation expense, was $1.5 million.
Non-compensation expenses as a percentage of revenues for the three months ended June 30, 2016 were 18% compared to 24% for the same period in 2015. Non-compensation expenses as a percentage of revenues for the six months ended June 30, 2016 were 21% compared to 25% for the same period in the prior year. The decrease in non-compensation expenses as a percentage of revenues in both the three and six month periods ended June 30, 2016 as compared to the same periods in 2015 resulted from the effect of spreading lower non-compensation costs over significantly higher revenues.
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

Provision for Income Taxes
For the second quarter of 2016, the provision for income taxes was $10.2 million, which reflected an effective tax rate of 34%. This compared to a provision for income taxes in the second quarter of 2015 of $6.4 million, which reflected an effective tax rate of 40%. The increase in the provision for income taxes in the second quarter of 2016 as compared to the same period in the prior year was principally attributable to higher pre-tax income, partially offset by a lower effective tax rate, which resulted from the generation of a greater proportion of earnings from lower tax rate foreign jurisdictions.
For the six months ended June 30, 2016, the provision for taxes was $12.3 million, which reflected an effective tax rate of 34%. This compared to a provision for taxes for the six months ended June 30, 2015 of $10.9 million, which reflected an effective tax rate of 39%. The increase in the provision for income taxes in the six months ended June 30, 2016 as compared to the same period in 2015 resulted from higher pre-tax income, partially offset by a lower effective tax rate resulting from the generation of a greater proportion of foreign source earnings as discussed above.

The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At June 30, 2016, we had cash and cash equivalents of $63.8 million, of which $45.1 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
We generate substantially all of our cash from advisory fees. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repayment of debt obligations, the repurchase of shares of our common stock and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At June 30, 2016, we had advisory fees receivable of $66.9 million, including long-term receivables related to our primary capital advisory engagements of $29.9 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2016, cash bonuses and accrued benefits of $13.9 million relating to 2015 compensation were paid to our employees. In addition, during the first six months of 2016, we paid $16.3 million related to income taxes owed principally in the U.S. and the U.K. for the year ended December 31, 2015.
To provide for working capital needs and other general corporate purposes in the U.S, we have a $70.0 million revolving bank loan facility, which matures April 30, 2017. Historically, we have been able to extend the maturity date of the revolving bank loan facility for a new one-year period shortly before maturity of the exiting loan facility. We expect to renew the revolving bank loan facility in future periods although our ability to do so in the future is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate or 3.5%. At June 30, 2016, we had $54.9 million outstanding under the revolving bank loan facility.
In addition, to fund the cash portion of the consideration paid for our acquisition of Cogent in April 2015, we borrowed $45.0 million from our bank lender through two bank term loan facilities, each in an original principal amount of $22.5 million. One term loan was paid in full prior to its maturity on April 30, 2016 and the other loan facility is payable in four equal semi-annual installments beginning on October 31, 2016. The bank term loan facilities may be prepaid without penalty but amounts prepaid may not be reborrowed. As of June 30, 2016, we had $22.5 million outstanding related to the term loan facility with a final maturity in April 2018. On August 4, 2016, we repaid the installment due on October 31, 2016 of $5.6 million. The interest rate applicable to the facility that matured in April 2016 was equal to the Prime Rate plus three-quarters of one percent (0.75%) per annum. The interest rate generally applicable to the bank term loan facility maturing in April 2018 is equal to the Prime rate plus one and one-quarter percent (1.25%) per annum and will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on such bank term loan facility is $7.5 million or less.  The interest rate applicable to each of the bank term loan facilities will never be less than four percent (4.00%) per annum.
Both the revolving bank loan facility and the bank term loan facilities are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking fund, cash distributions from G&Co and GCI, and advisory fees receivable of G&Co. In addition, the incurrence of additional indebtedness requires the prior approval of our lender. Further, the Company is required to comply with certain financial and liquidity covenants on a quarterly basis. At June 30, 2016, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
As additional contingent consideration for the purchase of Cogent, we agreed to pay $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. The cash payment and the issuance of common shares will be made if Greenhill Cogent achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (April 1, 2017) or the two year period ending on the fourth anniversary of the closing (April 1, 2019). If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made. Due to the uncertainty of future market conditions, we are not currently able to determine with certainty whether or not the revenue target for the period ending on the second anniversary of the Acquisition will be achieved.
Historically, we have generated significant earnings outside of the U.S. and we have repatriated a substantial portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. To the extent we repatriate additional foreign earnings we will be subject to incremental U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the lower rate of tax paid in the foreign jurisdictions. Due to this potential incremental tax burden, it is our intention to retain our foreign earnings offshore indefinitely to reinvest in our non-U.S. operations unless circumstances change. We increased our U.S. revolving loan facility earlier this year to help balance our global cash needs. In the event we are unable to meet our U.S. cash needs with cash generated domestically, or through borrowings, we could incur additional U.S. tax on amounts repatriated. Presently, the majority of our foreign cash is held in the U.K. and Germany, which are currently subject to corporate tax rates of approximately 20% and 32%, respectively.
At June 30, 2016, we had principal investments of $3.5 million, which consists of many small investments in our previously sponsored and other merchant banking funds. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. At June 30, 2016, we do not have any remaining commitments to fund capital calls for principal investments, and we do not intend to make any principal investments going forward.
In January 2016, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2016. For the six months ended June 30, 2016, we repurchased 252,207 shares of our common stock in open market purchases and are deemed to have repurchased 306,095 shares of our common stock in connection with the cash settlement of tax liabilities incurred in respect of stock delivered to our employees in connection with the vesting of restricted stock units. In aggregate for the six months ended June 30, 2016, we repurchased 558,302 shares of common stock at an average price of $22.84 per share (for a total cost of $12.8 million). In addition, during the third quarter as of August 5, 2016, we repurchased 255,874 shares of our common stock and are deemed to have repurchased 13,099 shares of our common stock in connection with the cash settlement of tax liabilities incurred on the vesting of restricted stock units, or an aggregate of 268,973 common shares at an average price of $19.55 per share for a total cost of $5.3 million. While we expect to fund future repurchases of our common stock (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. Any future repurchases of our common stock will be dependent upon our cash flow generation and take into account the payment of dividends, repayment of the remaining bank term loan facility, potential obligations under the Earnout and other relevant factors.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at August 1, 2016, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $35.8 million (as calculated based upon the closing share price as of August 1, 2016 of $19.49 per share and assuming a withholding tax rate of 39%) over the next five years, of which $8.7 million will be payable in 2017, $8.9 million will be payable in 2018, $8.1 million will be payable in 2019, $7.2 million will be payable in 2020 and $2.9 million will be payable in 2021. These amounts do not include $0.3 million that was paid in late July 2016, which is referred to above. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2015, we made dividend distributions of $58.9 million, or $1.80 per common share and outstanding restricted stock unit. During the six months ended June 30, 2016, we made dividend distributions of $31.0 million, or $0.90 per common share and outstanding restricted stock unit. We have declared a dividend of $0.45 per common share payable in September 2016. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.  Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facility, potential obligations under the Earnout, contractual restrictions and other factors as our Board of Directors may deem relevant.

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
Cash Flows
In the six months ending June 30, 2016, our cash and cash equivalents decreased by $6.2 million from December 31, 2015, including a decrease of $4.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $45.0 million from operating activities, which consisted of $46.4 million from net income after giving effect to non-cash items and a net increase in working capital of $1.4 million, principally from an increase in accounts payable and accrued expenses offset by the payment of annual bonuses and the payment of income taxes. We used $1.0 million in investing activities to fund equipment purchases and leasehold improvements. We used $45.6 million in financing activities, including $11.3 million for the repayment of the bank term loan facility to finance Cogent, $31.0 million for the payment of dividends, $7.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $5.0 million for open market repurchases of our common stock, and $5.7 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowings of $15.1 million on our revolving bank loan facility.
In the six months ending June 30, 2015, our cash and cash equivalents decreased by $3.7 million from December 31, 2014, including a decrease of $0.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $51.9 million from operating activities, which consisted of $42.4 million from net income after giving effect to non-cash items offset by a net decrease in working capital of $9.5 million, principally from a decrease in advisory fees receivable offset by the payment of annual bonuses. We used $45.2 million for investing activities, principally as a result of the net payment of $45.3 million for the acquisition of Cogent, including transaction costs, and $0.7 million for leasehold improvements, offset in part by proceeds of $0.8 million from merchant banking fund investments. We used $9.8 million in financing activities, including $29.4 million for the payment of dividends, $10.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $6.5 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowing of $33.8 million of bank term loan facilities ($45.0 million of bank term loans to finance Cogent, net of a repayment of $11.3 million), and net borrowings of $3.2 million on our revolving loan facility.

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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 37% of our revenues for the six months ended June 30, 2016 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have historically generated a significant portion of our foreign earnings, which include the United Kingdom, Europe and Australia. During the six month period ended June 30, 2016, as compared to the same period in 2015, the value of the U.S. dollar strengthened relative to the pound sterling, and Australian dollar and remained constant with the euro. In aggregate, although there was a negative impact on our revenues in the first six months of 2016 as compared to the same period in 2015 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates
Descriptions of our critical accounting policies and estimates, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, are set forth above in "Item 1 — Notes to Condensed Consolidated Financial Statements (unaudited), Note 2 — Summary of Significant Accounting Policies” and are incorporated by reference herein.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of 2016:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
Apr	—	$—	—	$75,000,000
May	—	—	—	75,000,000
Jun	252,207	19.82	252,207	70,000,012
Total	252,207		252,207	$70,000,012

_____________________________________________

(1)
Excludes 3,060 shares we are deemed to have repurchased in the second quarter of 2016 at an average price of $21.19 per share, or $0.1 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 27, 2016, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2016 to December 31, 2016.

(3)
The value of the shares repurchased for the six months ended June 30, 2016 excludes 306,095 shares we are deemed to have repurchased at an average price of $25.33 per share, or $7.7 million, from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

Appointment of Chief Financial Officer

On August 7, 2016, Christopher T. Grubb stepped down as Chief Financial Officer, after four years of serving in that role in addition to his client advisory activities, in order to return to a full-time focus on client advisory activities. He will serve as a Managing Director with a primary focus on restructuring advisory work.

Our Board of Directors has appointed Harold J. Rodriguez, Jr. as our new Chief Financial Officer, effective immediately.  Mr. Rodriguez, 61, has served as our Chief Operating Officer since January 2012 and will retain that role.  Mr. Rodriguez also serves as our Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez also serves as the Chief Financial Officer of our operating subsidiaries and from November 2000 through December 2003 served as the Firm’s Chief Financial Officer.  Mr. Rodriguez will not receive any additional compensation in connection with this appointment.

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
Dated: August 8, 2016

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1