Form 10-Q
period 2016-09-30
GREENHILL & CO INC
filed 2016-10-26
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of October 20, 2016, there were 29,244,279 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents ($4.9 million and $4.7 million restricted from use at September 30, 2016 and December 31, 2015, respectively)	$55,819	$69,962
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively	76,630	64,430
Other receivables	3,805	5,470
Property and equipment, net of accumulated depreciation of $59.8 million at September 30, 2016 and $58.5 million at December 31, 2015	9,225	9,783
Investments in merchant banking funds	3,469	3,575
Goodwill	214,982	209,024
Deferred tax asset, net	53,983	56,072
Other assets	9,371	5,522
Total assets	$427,284	$423,838
Liabilities and Equity
Compensation payable	$20,793	$22,133
Accounts payable and accrued expenses	10,733	9,858
Current income taxes payable	15,800	19,020
Bank revolving loan payable	62,500	39,800
Bank term loans payable	16,875	33,750
Contingent obligation due selling unitholders of Cogent	15,069	13,647
Deferred tax liability	3,317	1,580
Total liabilities	145,087	139,788
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 41,372,501 and 40,511,209 shares issued as of September 30, 2016 and December 31, 2015, respectively; 29,241,017 and 29,325,374 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	414	405
Restricted stock units	72,105	84,969
Additional paid-in capital	734,586	697,607
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2016 and December 31, 2015; 32,804 shares outstanding as of September 30, 2016 and December 31, 2015	1,958	1,958
Retained earnings	102,794	109,860
Accumulated other comprehensive income (loss)	(26,640)	(28,405)
Treasury stock, at cost, par value $0.01 per share; 12,131,484 and 11,185,835 shares as of September 30, 2016 and December 31, 2015, respectively	(603,714)	(583,038)
Stockholders’ equity	281,503	283,356
Noncontrolling interests	694	694
Total equity	282,197	284,050
Total liabilities and equity	$427,284	$423,838

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2016	2015	2016	2015
Revenues
Advisory revenues	$76,487	$50,278	$233,305	$185,132
Investment revenues	91	354	623	725
Total revenues	76,578	50,632	233,928	185,857
Expenses
Employee compensation and benefits	40,746	30,703	129,362	103,724
Occupancy and equipment rental	5,052	5,559	14,602	15,901
Depreciation and amortization	793	894	2,432	2,536
Information services	2,208	2,332	6,718	6,714
Professional fees	1,806	1,606	5,064	5,765
Travel related expenses	3,129	3,257	8,903	8,916
Interest expense	896	666	2,444	1,733
Other operating expenses	2,748	4,473	8,880	11,486
Total expenses	57,378	49,490	178,405	156,775
Income before taxes	19,200	1,142	55,523	29,082
Provision for taxes	6,090	458	18,428	11,376
Net income allocated to common stockholders	$13,110	$684	$37,095	$17,706
Average shares outstanding:
Basic	31,686,347	31,196,845	31,953,530	30,971,658
Diluted	31,693,173	31,215,999	31,960,892	31,023,713
Earnings per share:
Basic	$0.41	$0.02	$1.16	$0.57
Diluted	$0.41	$0.02	$1.16	$0.57
Dividends declared and paid per share	$0.45	$0.45	$1.35	$1.35

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income allocated to common stockholders	$13,110	$684	$37,095	$17,706
Currency translation adjustment, net of tax	805	(7,305)	1,765	(12,551)
Comprehensive income allocated to common stockholders	$13,915	$(6,621)	$38,860	$5,155

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except for per share data)

	Nine Months Ended September 30,	Year Ended December 31,
	2016	2015
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$405	$389
Common stock issued	9	16
Common stock, end of the period	414	405
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the period	—	14,446
Contingent convertible preferred stock canceled or converted	—	(14,446)
Contingent convertible preferred stock, end of the period	—	—
Restricted stock units
Restricted stock units, beginning of the period	84,969	90,107
Restricted stock units recognized, net of forfeitures	31,753	47,071
Restricted stock units delivered	(44,617)	(52,209)
Restricted stock units, end of the period	72,105	84,969
Additional paid-in capital
Additional paid-in capital, beginning of the period	697,607	596,463
Common stock issued and contingently issued common stock	44,657	94,554
Contingent convertible preferred stock canceled	—	14,446
Tax (expense) from the delivery of restricted stock units	(7,678)	(7,856)
Additional paid-in capital, end of the period	734,586	697,607
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	109,860	141,290
Dividends	(46,432)	(58,940)
Tax benefit from payment of restricted stock unit dividends	2,271	1,912
Net income allocated to common stockholders	37,095	25,598
Retained earnings, end of the period	102,794	109,860
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(28,405)	(17,969)
Currency translation adjustment, net of tax	1,765	(10,436)
Accumulated other comprehensive income (loss), end of the period	(26,640)	(28,405)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(583,038)	(571,136)
Repurchased	(20,676)	(11,902)
Treasury stock, end of the period	(603,714)	(583,038)
Total stockholders’ equity	281,503	283,356
Noncontrolling interests
Noncontrolling interests, beginning of the period	694	694
Distributions to noncontrolling interests	—	—
Noncontrolling interests, end of the period	694	694
Total equity	$282,197	$284,050

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income allocated to common stockholders	$37,095	$17,706
Adjustments to reconcile net income allocated to common stockholders to net cash provided by operating activities:
Non-cash items included in net income allocated to common stockholders:
Depreciation and amortization	2,432	2,536
Net investment (gains) losses	106	(24)
Restricted stock units recognized	31,753	34,967
Deferred taxes	(3,068)	(3,351)
Loss on fair value of contingent obligation	1,422	100
Changes in operating assets and liabilities:
Advisory fees receivable	(12,200)	10,332
Other receivables and assets	(2,184)	1,820
Deferred tax asset, net	7,679	7,892
Compensation payable	(1,340)	(14,558)
Accounts payable and accrued expenses	924	(6,746)
Current income taxes payable	(3,220)	932
Net cash provided by operating activities	59,399	51,606
Investing activities:
Purchases of investments	—	(21)
Distributions from investments	—	768
Purchases of property and equipment	(1,332)	(1,954)
Cogent acquisition	—	(45,260)
Net cash used in investing activities	(1,332)	(46,467)
Financing activities:
Proceeds from revolving bank loan	83,229	65,020
Repayment of revolving bank loan	(60,529)	(55,700)
Proceeds from bank term loans	—	45,000
Repayment of bank term loans	(16,875)	(11,250)
Dividends paid	(46,432)	(44,295)
Purchase of treasury stock	(20,676)	(11,872)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	(5,408)	(6,368)
Net cash used in financing activities	(66,691)	(19,465)
Effect of exchange rate changes on cash and cash equivalents	(5,519)	(1,328)
Net decrease in cash and cash equivalents	(14,143)	(15,654)
Cash and cash equivalents, beginning of period	69,962	50,940
Cash and cash equivalents, end of period	$55,819	$35,286
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,278	$1,698
Cash paid for taxes, net of refunds	$19,814	$14,139

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
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.4 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $4.6 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record a bad debt expense for the three month periods ended September 30, 2016 and September 30, 2015. For the nine month periods ended September 30, 2016 and 2015 the Company recorded bad debt expense of $0.4 million and $0.3 million, respectively.
Included in the advisory fees receivable balance at September 30, 2016 and December 31, 2015 were $30.7 million and $32.4 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to primary capital advisory engagements of $0.1 million and $0.2 million for the three month periods ended September 30, 2016 and 2015, respectively, and $0.6 million for each of the nine month periods ended September 30, 2016 and 2015.
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
The total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of April 1, 2015. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The fair value of the identifiable intangible assets acquired, which consisted of Cogent's backlog of client assignments that existed at the time of the closing of the Acquisition, customer relationships, and trade name, has been included in other assets, net of amortization, on the condensed consolidated statement of financial condition. The fair value of the identifiable intangible assets is being amortized on a straight-line basis over the estimated remaining useful life of each asset over periods ranging between one to three years. For the three and nine months ended September 30, 2016, the Company recorded amortization expense of $0.1 million and $0.4 million, respectively, in respect of these assets. For the three and nine months ended September 30, 2015, the Company recorded amortization expense of $0.2 million and $0.4 million, respectively, in respect of these assets.
In connection with the Acquisition, the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the "Earnout"). The payment for the Earnout will be made if Greenhill Cogent achieves a revenue target during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made. The fair value of the contingent cash consideration was valued on the date of the Acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. Based on changes in the estimated probability of achievement and present value of the remaining term, for the three months ended September 30, 2016 there was no change in the value of the contingent consideration and for the nine months ended September 30, 2016 the fair value of the contingent consideration increased by $1.4 million. For the three and nine months ended September 30, 2015, the fair value of the contingent consideration increased by $0.1 million based on changes in the estimated probability of achievement and present value of the remaining term. See "Note 6 — Fair Value of Financial Instruments".
Set forth below are the Company's summary unaudited pro forma results of operations for the nine months ended September 30, 2015, which includes the historical results of the Company and Cogent and gives effect to the Acquisition as if it had occurred on January 1, 2015. These pro forma results include the actual results of Cogent from January 1, 2015 through March 31, 2015. For the period April 1, 2015 through September 30, 2015, Cogent's results were included in the consolidated results of the Company.

For the Nine Months Ended September 30,
2015
(in millions, except per share amounts) (unaudited)
(pro forma)
Revenues	$196.3
Income before taxes	31.0
Net income allocated to common stockholders	18.9
Diluted earnings per share	$0.59
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

Note 4 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2016	2015
	(in thousands, unaudited)
Cash	$48,172	$59,270
Cash equivalents	2,702	5,946
Restricted cash - deferred compensation plan	—	117
Restricted cash - letters of credit	4,945	4,629
Total cash and cash equivalents	$55,819	$69,962
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
The carrying value of the Company’s investments in merchant banking funds are as follows:

	As of September 30,	As of December 31,
	2016	2015
	(in thousands, unaudited)
Investment in GCP I	$1,105	$1,105
Investment in GCP II	779	785
Investment in Barrow Street	1,585	1,685
Total investments in merchant banking funds	$3,469	$3,575
As of September 30, 2016, the Company continues to retain control of GCP I and GCP II and consolidates the results of each such general partner.
The investment in GCP I represents an interest in a previously sponsored merchant banking fund and includes $0.1 million at each of September 30, 2016 and December 31, 2015, respectively, related to the noncontrolling interests in the managing general partner of GCP I. The investment in GCP II represents an interest in a previously sponsored merchant banking fund and includes $0.6 million at each of September 30, 2016 and December 31, 2015, respectively, related to the noncontrolling interests in the general partner of GCP II.
At September 30, 2016, the Company had no remaining unfunded commitments.
Investment revenues
The Company’s investment revenues, by source, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$(71)	$147	$(59)	$25
Interest income	162	207	682	700
Total investment revenues	$91	$354	$623	$725

Note 6 — Fair Value of Financial Instruments
There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the three and nine month periods ended September 30, 2016 and 2015. There were no Level 3 assets measured at fair value during the three and nine months ended September 30, 2016 and 2015.
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

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$15,069	$15,069
Total	$—	$—	$15,069	$15,069
Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,647	$13,647
Total	$—	$—	$13,647	$13,647
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2016 are as follows:

	Opening Balance as of July 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of September 30, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$15,104	$35	$—	$—	$—	$—	$—	$15,069	$35
Total	$15,104	$35	$—	$—	$—	$—	$—	$15,069	$35

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of September 30, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	$(1,422)	$—	$—	$—	$—	$—	$15,069	$(1,422)
Total	$13,647	$(1,422)	$—	$—	$—	$—	$—	$15,069	$(1,422)

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
The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of September 30, 2016:

	Fair Value as of September 30, 2016	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$15,069	Present value of expected payments	Discount rate		12%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of September 30, 2016 was principally based on the acquired business' actual and projected revenue generation for the periods from April 1, 2015 through March 31, 2017 and April 1, 2017 through March 31, 2019.
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

Note 7 — Related Parties
At September 30, 2016 and December 31, 2015, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.02 million for each of the three month periods ended September 30, 2016 and 2015, and $0.05 million for each of the nine month periods ended September 30, 2016 and 2015, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 8 — Bank Loan Facilities
At September 30, 2016, the Company had a $70.0 million revolving bank loan facility with a U.S. banking institution to provide for working capital needs and for other general corporate purposes. In March 2016, the borrowing capacity under the revolving loan facility was increased by $20.0 million, from $50.0 million to $70.0 million, and the maturity date was extended to April 30, 2017. Interest on the borrowings is based on the higher of 3.50% or the U.S. Prime Rate and is payable monthly. The weighted average daily borrowings outstanding under the revolving bank loan facility were approximately $52.2 million and $34.4 million for the nine months ended September 30, 2016 and 2015, respectively. The weighted average interest rate was 3.50% and 3.25% for the nine months ended September 30, 2016 and 2015, respectively.
In connection with the acquisition of Cogent in April 2015, the Company borrowed $45.0 million, which was comprised of two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million. One Term Loan Facility was payable in full on April 30, 2016 (the "One Year Facility") and bore interest at the Prime Rate plus three-quarters of one percent (0.75%) per annum. In April 2016, the One Year Facility was repaid in full. The other Term Loan Facility matures on April 30, 2018 (the "Three Year Facility"), is payable in four equal semi-annual installments beginning on October 31, 2016 and bears interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the Three Year Facility is $7.5 million or less. The first installment of $5.6 million of the Three Year Facility was repaid in August 2016 and at September 30, 2016, the outstanding principal balance of the Three Year Facility was $16.9 million. Future installments on the Three Year Facility are due on April 30, 2017 and October 31, 2017 and the final installment is due on April 30, 2018. There are no prepayment penalties for the early repayment of either Term Loan Facility. Principal amounts repaid on the Term Loan Facilities cannot be reborrowed. The interest rate applicable to the Term Loan Facilities can never be less than four percent (4.00%) per annum. The weighted average interest rate related to the Term Loan Facilities was 4.67% and 4.33% for the nine months ended September 30, 2016 and 2015, respectively.
The revolving and term loan facilities are provided by a U.S. banking institution and are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co and GCI. In addition, the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. At September 30, 2016, the Company was compliant with all loan covenants.

Note 9 — Equity
On September 21, 2016, a dividend of $0.45 per share was paid to stockholders of record on September 7, 2016. For the nine months ended September 30, 2016, dividend payments of $1.35 per share were paid to stockholders. Dividends include dividend equivalents of $6.4 million and $5.1 million, which were payable on outstanding restricted stock units for the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, 850,367 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 319,194 shares at an average price of $25.10 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2016, the Company repurchased in open market transactions 626,455 shares of its common stock at an average price of $20.22 per share.

During the nine months ended September 30, 2015, 823,639 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 340,112 shares at an average price of $34.91 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 10 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$13,110	$684	$37,095	$17,706
Denominator for basic EPS — weighted average number of shares	31,686	31,197	31,954	30,972
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	7	19	7	52
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,693	31,216	31,961	31,024
Earnings per share:
Basic	$0.41	$0.02	$1.16	$0.57
Diluted	$0.41	$0.02	$1.16	$0.57
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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of September 30, 2016, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 12 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2016,

G&Co’s net capital was $1.9 million, which exceeded its requirement by $1.2 million. G&Co’s aggregate indebtedness to net capital ratio was 5.6 to 1 at September 30, 2016. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. Greenhill Cogent is subject to capital requirements of the SEC and the FCA. We are also subject to certain regulatory capital requirements in other jurisdictions. As of September 30, 2016, GCI, Greenhill Australia, Greenhill Cogent and our other regulated operations were in compliance with local capital adequacy requirements.

Note 13 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On October 20, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on December 21, 2016 to the common stockholders of record on December 7, 2016.

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
Over our 20 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent (now Greenhill Cogent), which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Hong Kong, Sweden, Brazil and Singapore. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2016, we have announced the recruitment of five M&A focused managing directors who have joined our teams in New York, London, Houston and Toronto and have expanded our coverage in the Canadian and Latin American markets and the energy and chemicals sectors.

Business Environment
Global economic and financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2015 Annual Report on Form 10-K filed with Securities and Exchange Commission. Global deal activity was adversely affected in the first nine months of 2016 due to volatility in the stock, credit and commodity markets, particularly in the first quarter of the year, and again more recently as a result of the United Kingdom's vote in June 2016 to leave the European Union, commonly referred to as "Brexit". For the nine months ended September 30, 2016, the number of completed transactions globally decreased 7% versus the same period in the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) decreased by 6%. The number of announced transactions globally decreased 3% during the nine months ended September 30, 2016 versus the same period in the prior year, while the volume of announced transactions decreased by 26%.1
Looking forward, volatility in the global economic and financial markets may persist, including repercussions of Brexit and the U.S. presidential election, which could impact our business. The full impact of Brexit remains uncertain, and it is likely to take a significant period of time before the future terms of the U.K.'s relationship with the European Union are determined. We currently expect that the most significant potential impact of Brexit on the Firm will likely relate to the impact, if any, on transaction activity in the U.K. and continental Europe, which could impact the amount and timing of our revenues in connection with U.K. transactions. We also cannot predict the implications, if any, of the U.S. presidential election on the domestic and global economic conditions and markets and the consequential impact on transaction activity and, in turn, the Firm.
For the Firm, our revenues were $76.6 million in the third quarter of 2016 compared to $50.6 million in the third quarter of 2015, an increase of $26.0 million, or 51%. For the nine months ended September 30, 2016, our revenues were $233.9 million compared to $185.9 million in the same period in 2015, an increase of $48.0 million, or 26%. Our revenues for the nine months ended September 30, 2016 included a diverse mix of M&A, financing, restructuring and fund placement transactions across multiple industry sectors, with a significant driver being the closing of major transactions. In terms of geographic diversity, during the first nine months of 2016, our most significant transaction activity was in the U.S., the U.K and continental Europe, while we also had multiple transaction closings in Brazil despite a challenging economic and political environment.
We view pre-tax margin as a key measure of operating performance. As a result of our increased revenues in the third quarter of 2016 and the nine months ended September 30, 2016 as compared to the same periods in 2015, our pre-tax earnings for the three and nine months ended September 30, 2016 were $19.2 million and $55.5 million, respectively, representing pre-tax profit margins of 25% for the third quarter of 2016 and 24% for the nine months ended September 30, 2016 as compared to pre-tax profit margins of 2% for the third quarter of 2015 and 16% for the nine months ended September 30, 2015.
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

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of October 24, 2016.

Results of Operations
Revenues
Substantially all of our revenues are derived from fees earned in connection with advising clients on mergers, acquisitions, financings, restructurings, capital advisory transactions, or similar transactions, and are primarily driven by total deal volume, the number of transactions and the size of individual transactions. A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, capital fund transaction or other advisory transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our fees, we also earn on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, in our capital advisory engagements, revenues are generated in primary capital raising transactions largely by the amount of capital raised and in secondary sale transactions primarily by the value of the interests transferred. Fees earned in primary capital raising transactions are based upon a percentage of capital committed to the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing. Fees earned in secondary transactions are based upon a percentage of the value of the interests sold at the closing of each transaction.
We also generate a small portion of our revenues from gains (or losses) in merchant banking fund investments and interest income. Revenue recognized on investments in merchant banking funds is based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis.
We earned $76.6 million in revenues in the third quarter of 2016 compared to $50.6 million in the third quarter of 2015, an increase of $26.0 million, or 51%. The increase in revenues principally resulted from an increase in completed transaction fees, offset in part by a decrease in announcement fees and retainer fee revenue.
For the nine months ended September 30, 2016, revenues were $233.9 million compared to $185.9 million in 2015, an increase of $48.0 million, or 26%. This increase principally resulted from an increase in completed transaction fees, offset in part by a decrease in announcement fees and retainer fee revenue.
Completed assignments in the third quarter of 2016 included:

•	the representation of Airopack Technology Group AG on a placement of debt and equity capital and the acquisition of the remaining 50% stake in Airolux AG;

•	the acquisition by A. O. Smith Corporation of Aquasana, Inc.;

•	the acquisition by Cypress Semiconductor Corporation of Broadcom Ltd.'s Wireless Internet of Things (IoT) business unit;

•	the acquisition by Derma Sciences, Inc. of BioD, LLC;

•	the acquisition by Digital Realty Trust of eight European data centers from Equinix;

•	the acquisition by Molina Healthcare, Inc. of Universal American's Total Care Medicaid business;

•	the representation of New Enterprise Stone & Lime Co., Inc. on $555 million of secured financing;

•	the sale of Patties Foods Ltd. to Pacific Equity Partners;

•	the acquisition by Teva Pharmaceuticals Industries Ltd. of Allergan plc's generics business;

•	the representation of Teva Pharmaceuticals Industries Ltd. on the divestment of the U.S. rights to seventy-nine generic products to eleven different counterparties; and

•	the sale by Tesco plc of its Dobbies Garden Centres to an investor group led by Midlothian Capital Partners and Hattington Capital.

During the third quarter of 2016, our capital advisory group advised real estate fund general partners on one interim closing of primary capital commitments from institutional investors. Our secondary capital advisory group (Greenhill Cogent) advised institutional investors on 21 closings of sales of limited partnership interests in secondary market transactions.
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
Our total operating expenses for the third quarter of 2016 were $57.4 million, which compared to $49.5 million of total operating expenses for the third quarter of 2015. This represents an increase in total operating expenses of $7.9 million, or 16%, and resulted principally from an increase in our compensation and benefits expenses, partially offset by a decrease in non-compensation expenses, both as described in more detail below. The pre-tax profit margin for the three months ended September 30, 2016 was 25% as compared to 2% for the same period in 2015, which was negatively impacted by significantly lower revenues.
For the nine months ended September 30, 2016, total operating expenses were $178.4 million, compared to $156.8 million of total operating expenses for the same period in 2015. The increase of $21.6 million, or 14%, resulted principally from an increase in our compensation and benefits expenses, offset in part by a decrease in non-compensation expenses, both as described in more detail below. The pre-tax profit margin for the nine months ended September 30, 2016 was 24% as compared to 16% for the same period in 2015.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, unaudited)
Employee compensation and benefits expenses	$40.7	$30.7	$129.4	$103.7
% of revenues	53%	61%	55%	56%
Non-compensation expenses	16.6	18.8	49.0	53.1
% of revenues	22%	37%	21%	29%
Total operating expenses	57.4	49.5	178.4	156.8
% of revenues	75%	98%	76%	84%
Total income before tax	19.2	1.1	55.5	29.1
Pre-tax profit margin	25%	2%	24%	16%
Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the third quarter of 2016 were $40.7 million, which reflected a 53% ratio of compensation to revenues. This amount compared to $30.7 million for the third quarter of 2015, which reflected a 61% ratio of compensation to revenues. The increase of $10.0 million, or 33%, was principally attributable to significantly higher revenues during the period, partially offset by a lower compensation ratio as we focused on an appropriate level of compensation for the full year.
For the nine months ended September 30, 2016, our employee compensation and benefits expenses were $129.4 million, which reflected a 55% ratio of compensation to revenues. This amount compared to $103.7 million for the same period in the prior year, which reflected a 56% ratio of compensation to revenues. The increase of $25.7 million, or 25%, was principally attributable to higher year to date revenues offset by a slightly lower compensation ratio.

For the full year 2016, dependent on the timing of revenue generation from the successful completion of certain pending transaction, we currently expect our compensation expense ratio to be slightly lower than last year's full year rate, while at the same time providing for increased compensation for our key employees.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Expenses
Our non-compensation expenses were $16.6 million in the third quarter of 2016 compared to $18.8 million in the third quarter of 2015, reflecting a decrease of $2.2 million, or 11%. The decrease in non-compensation expenses principally resulted from lower occupancy costs related to reduced cost levels outside of the U.S., the sublease of redundant Cogent space and the absence of foreign currency losses, primarily related to our Brazilian operations. Interest expense for the quarter, included within non-compensation expenses, was $0.9 million.
For the nine months ended September 30, 2016, our non-compensation expenses were $49.0 million compared to $53.1 million for the same period in 2015, representing a decrease of $4.1 million, or 8%. The decrease in non-compensation expenses principally resulted from lower occupancy costs as discussed above, the absence of foreign currency losses, lower professional fees due to the absence of transaction costs incurred in connection with the acquisition of Cogent, partially offset by incremental operating and borrowing costs related to Greenhill Cogent and an increase in the charge for the change in the estimated fair value of the contingent cash consideration for the Cogent earnout. Interest expense for the first nine months of 2016, included within non-compensation expense, was $2.4 million.
Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2016 were 22% compared to 37% for the same period in 2015. Non-compensation expenses as a percentage of revenues for the nine months ended September 30, 2016 were 21% compared to 29% for the same period in the prior year. The decrease in non-compensation expenses as a percentage of revenues in both the three and nine month periods ended September 30, 2016 as compared to the same periods in 2015 resulted from the effect of spreading lower non-compensation costs over significantly higher revenues.
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

Provision for Income Taxes
For the third quarter of 2016, the provision for income taxes was $6.1 million, which reflected an effective tax rate of 32%. This compared to a provision for income taxes in the third quarter of 2015 of $0.5 million, which reflected an effective tax rate of 40%. The increase in the provision for income taxes in the third quarter of 2016 as compared to the same period in the prior year was principally attributable to higher pre-tax income, partially offset by a lower effective tax rate, which resulted from the generation of a greater proportion of earnings in foreign jurisdictions with lower tax rates.
For the nine months ended September 30, 2016, the provision for taxes was $18.4 million, which reflected an effective tax rate of 33%. This compared to a provision for taxes for the nine months ended September 30, 2015 of $11.4 million, which reflected an effective tax rate of 39%. The increase in the provision for income taxes in the nine months ended September 30, 2016 as compared to the same period in 2015 resulted from higher pre-tax income, partially offset by a lower effective tax rate, which resulted from the generation of a greater proportion of earnings in foreign jurisdictions with lower tax rates.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At September 30, 2016, we had cash and cash equivalents of $55.8 million, of which $39.4 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.

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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2016, we had advisory fees receivable of $76.6 million, including long-term receivables related to our primary capital advisory engagements of $30.7 million.
Our current liabilities typically consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2016, cash bonuses and accrued benefits of $13.9 million relating to 2015 compensation were paid to our employees. In addition, during the first nine months of 2016, we paid $18.4 million related to income taxes owed principally in the U.S. and the U.K. for the year ended December 31, 2015.
To provide for working capital needs and other general corporate purposes in the U.S, we have a $70.0 million revolving bank loan facility, which matures April 30, 2017. Historically, we have been able to extend the maturity date of the revolving bank loan facility for a new one-year period shortly before maturity of the exiting loan facility. We expect to renew the revolving bank loan facility in future periods although our ability to do so in the future is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate or 3.5%. At September 30, 2016, we had $62.5 million outstanding under the revolving bank loan facility.
In addition, to fund the cash portion of the consideration paid for our acquisition of Cogent in April 2015, we borrowed $45.0 million from our bank lender through two bank term loan facilities, each in an original principal amount of $22.5 million. One term loan was paid in full prior to its maturity on April 30, 2016 and the other loan facility is payable in four equal semi-annual installments beginning on October 31, 2016. The first installment of $5.6 million due in October 2016 was paid in August 2016. The bank term loan facilities may be prepaid without penalty but amounts prepaid may not be reborrowed. As of September 30, 2016, we had $16.9 million outstanding related to the term loan facility with the next installments due on April 30, 2017 and October 31, 2017 and with a final maturity on April 30, 2018.
The interest rate applicable to the facility that matured in April 2016 was equal to the Prime Rate plus three-quarters of one percent (0.75%) per annum. The interest rate generally applicable to the bank term loan facility maturing in April 2018 is equal to the Prime rate plus one and one-quarter percent (1.25%) per annum and will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on such bank term loan facility is $7.5 million or less.  The interest rate applicable to each of the bank term loan facilities can never be less than four percent (4.00%) per annum.
Both the revolving bank loan facility and the bank term loan facilities are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking fund, cash distributions from G&Co and GCI, and advisory fees receivable of G&Co. In addition, the incurrence of additional indebtedness requires the prior approval of our lender. Further, the Company is required to comply with certain financial and liquidity covenants on a quarterly basis. At September 30, 2016, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
As additional contingent consideration for the purchase of Cogent, we agreed to pay $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. The cash payment and the issuance of common shares will be made if Greenhill Cogent achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (April 1, 2017) or the two year period ending on the fourth anniversary of the closing (April 1, 2019). If the revenue target is achieved, the contingent consideration will be paid on the second or fourth anniversary date of the closing, as applicable. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two-year Earnout periods, a payment will not be made. In the event the Earnout is achieved we expect the cash payment will be funded through either cash generated from operations, additional borrowings from the revolving bank loan facility, or additional bank term borrowing. Due to the uncertainty of future market conditions, we are not currently able to determine with certainty whether or not the revenue target for the period ending on the second anniversary of the Acquisition will be achieved.

Historically, we have generated significant earnings outside of the U.S. and we have repatriated a substantial portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. To the extent we repatriate additional foreign earnings we will be subject to incremental U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the lower rate of tax paid in the foreign jurisdictions. Due to this potential incremental tax burden, it is our intention to retain our foreign earnings offshore indefinitely to reinvest in our non-U.S. operations unless circumstances change. We increased our U.S. revolving loan facility earlier this year and may consider further increasing our borrowing in the future in order to provide adequate financial flexibility in the U.S. without accessing our foreign cash holdings. In the event we are unable to meet our U.S. cash needs with cash generated domestically, or through borrowings, we could incur additional U.S. tax on amounts repatriated. Presently, the majority of our foreign cash is held in the U.K. and Germany, which are currently subject to corporate tax rates of approximately 20% and 32%, respectively.
At September 30, 2016, we had principal investments of $3.5 million, which consists of many small investments in our previously sponsored and other merchant banking funds. Because merchant banking funds typically invest in privately held companies, the ability of the merchant banking funds to sell or dispose of the securities they own depends on a number of factors beyond the control of the funds, including general economic and sector conditions, stock market conditions, commodity prices, and the availability of financing to potential buyers of such securities, among other issues. As a result, we consider our investments in the merchant banking funds illiquid for the short term. At September 30, 2016, we do not have any remaining commitments to fund capital calls for principal investments, and we do not intend to make any principal investments going forward.
In January 2016, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2016. For the nine months ended September 30, 2016, we repurchased 626,455 shares of our common stock in open market purchases and are deemed to have repurchased 319,194 shares of our common stock in connection with the cash settlement of tax liabilities incurred in respect of stock delivered to our employees in connection with the vesting of restricted stock units. In aggregate for the nine months ended September 30, 2016, we repurchased 945,649 shares of common stock at an average price of $21.86 per share for a total cost of $20.7 million. While we expect to fund future repurchases of our common stock (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. Any future repurchases of our common stock will be dependent upon our cash flow generation and take into account the payment of dividends, repayment of the remaining bank term loan facility, potential obligations under the Earnout and other relevant factors.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at October 20, 2016, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $41.0 million (as calculated based upon the closing share price as of October 20, 2016 of $22.65 per share and assuming a withholding tax rate of 39%) over the next five years, of which $0.02 million remains payable in 2016, $9.9 million will be payable in 2017, $10.4 million will be payable in 2018, $9.2 million will be payable in 2019, $8.2 million will be payable in 2020 and $3.3 million will be payable in 2021. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2015, we made dividend distributions of $58.9 million, or $1.80 per common share and outstanding restricted stock unit. During the nine months ended September 30, 2016, we made dividend distributions of $46.4 million, or $1.35 per common share and outstanding restricted stock unit. We have declared a dividend of $0.45 per common share payable in December 2016. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.  Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facility, potential obligations under the Earnout, contractual restrictions and other factors as our Board of Directors may deem relevant.
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

Cash Flows
In the nine months ending September 30, 2016, our cash and cash equivalents decreased by $14.1 million from December 31, 2015, including a decrease of $5.5 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $59.4 million from operating activities, which consisted of $69.7 million from net income after giving effect to non-cash items offset by a net increase in working capital of $10.3 million, principally from an increase in advisory receivables offset by an increase in accrued income taxes. We used $1.3 million in investing activities to fund equipment purchases and leasehold improvements. We used $66.7 million in financing activities, including $16.9 million for the repayment of the bank term loan facilities, $46.4 million for the payment of dividends, $8.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $12.7 million for open market repurchases of our common stock, and $5.4 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowings of $22.7 million on our revolving bank loan facility.
In the nine months ending September 30, 2015, our cash and cash equivalents decreased by $15.7 million from December 31, 2014, including a decrease of $1.3 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $51.6 million from operating activities, which consisted of $51.9 million from net income after giving effect to non-cash items offset by a net increase in working capital of $0.3 million principally from the payment of annual bonuses offset by a decrease in advisory fees receivable. We used $46.5 million for investing activities, principally as a result of the net payment of $45.3 million for the acquisition of Cogent, including transaction costs, and $2.0 million for leasehold improvements and other capital expenditures, offset in part by proceeds of $0.8 million from merchant banking fund investments. We used $19.5 million in financing activities, including $44.3 million for the payment of dividends, $11.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $6.4 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowing of $33.8 million of bank term loan facilities ($45.0 million of bank term loans to finance Cogent, net of a repayment of $11.3 million), and net borrowings of $9.3 million on our revolving bank loan facility.

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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 32% of our revenues for the nine month period ended September 30, 2016 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have historically generated a significant portion of our foreign earnings, which include the United Kingdom, Europe and Australia. During the nine month period ended September 30, 2016, as compared to the same period in 2015, the value of the U.S. dollar strengthened relative to the pound sterling, and remained relatively constant with the Australian dollar and euro. In aggregate, although there was a negative impact on our revenues in the first nine months of 2016 as compared to the same period in 2015 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant due to the timing of receipts and the mix of currencies we received, including the negotiation for the payment of certain foreign transaction fees in U.S. dollars. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Third Quarter of 2016:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
Jul	50,000	$19.88	50,000	$69,005,842
Aug	317,070	20.52	317,070	62,500,020
Sept	7,178	22.94	7,178	62,335,357
Total	374,248		374,248	$62,335,357

_____________________________________________

(1)
Excludes 13,099 shares we are deemed to have repurchased in the third quarter of 2016 at an average price of $19.73 per share, or $0.3 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 27, 2016, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2016 to December 31, 2016.

(3)
The value of the shares repurchased for the nine months ended September 30, 2016 excludes 319,194 shares we are deemed to have repurchased at an average price of $25.10 per share, or $8.0 million, from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information

Change in Principal Officer

On October 24, 2016, Patricia Moran resigned as Chief Legal Officer and Secretary of Greenhill & Co., Inc. ("Greenhill" or the "Firm"), effective as of that date. On the same date, the Firm appointed two existing employees to assume the responsibilities previously held by Ms. Moran: Ricardo Lima, who was appointed General Counsel for the Americas and Secretary of the Firm, and Naomi Buffery, who was appointed General Counsel for Europe. Ms. Moran has agreed to continue with the Firm in a Senior Advisor role through April 30, 2017, in order to assist in the transition of her responsibilities.

Mr. Lima, 45, has served as our Deputy General Counsel since he joined the Firm in 2011. Prior to joining the Firm, he was a Vice President in the Investment Banking Division's Legal group at Goldman, Sachs & Co. from 2005 to 2011. Mr. Lima began his career as an Associate with the law firm of Simpson Thacher & Bartlett LLP in New York and London. Ms. Buffery, 37, has served as Legal Counsel and Compliance Officer of our European operations since she joined the Firm in 2015. Prior to joining the Firm she was a Director in the London Legal Group at Societe Generale from 2011 to 2015, specializing in corporate finance, and prior to that she was a Senior Associate with Herbert Smith Freehills, LLP in London.

In connection with Ms. Moran's move to a Senior Advisor role, the Firm entered into an agreement under which it will pay Ms. Moran (i) her current base salary through April 30, 2017, (ii) a cash bonus in relation to the 2016 calendar year of $1.0 million, payable on or before February 28, 2017, and (iii) a separation cash payment of $1.25 million on or about April 30, 2017.

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
Dated: October 26, 2016

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1