Form 10-K
period 2016-12-31
GREENHILL & CO INC
filed 2017-02-28
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was approximately $416 million. The registrant has no non-voting stock.
As of February 15, 2017, there were 29,574,680 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference in this Report. Information required to be disclosed in Part III of this Report is included herein. Such information also will be set forth in the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2017 annual meeting of stockholders to be held on July 26, 2017.

PART I
When we use the terms “Greenhill”, “we”, “us”, “our”, “the Company”, and “the Firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries. Our principal advisory subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking and capital advisory services in North America; Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, which provide investment banking and capital advisory services in Europe and are regulated by the United Kingdom Financial Conduct Authority; Greenhill & Co. Australia Pty Limited, which provides investment banking and capital advisory services in Australia and is regulated by the Australian Securities and Investments Commission; and Greenhill Cogent, LP, a registered broker-dealer regulated by the Securities and Exchange Commission which provides capital advisory services in North America.

Item 1.  Business
Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Sweden, and the United Kingdom.
At Greenhill, we are singularly focused on providing conflict-free advice to clients on a wide variety of complex financial matters, using our global resources to provide a combination of transaction experience, industry sector expertise and knowledge of relevant regional markets. We work seamlessly across offices and markets to provide the highest caliber advice and services to our clients.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown through recruiting talented managing directors and other senior professionals, by acquiring complementary advisory businesses and by training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring, and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 14 offices across five continents.
As of December 31, 2016, we had 356 employees globally, including 71 managing directors and 14 senior advisors.
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

•	We maintain the highest levels of confidentiality. Our advisory only business model and minimal conflicts enable us to maintain greater client confidentiality.

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
Mergers and Acquisitions. On merger and acquisition engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, divestitures, spin-offs and other strategic transactions, through all stages of a transaction's life cycle, from initial structuring and negotiation to final execution. Our focus is on providing high-quality, unbiased advice to senior executive management teams, boards of directors and special committees of prominent large and mid-cap companies and to key decision makers at governments and at large institutions on transactions that typically are of the highest strategic and financial importance to our clients. We have specialists in nearly every significant industry sector who work closely with our transaction and regional specialists to provide the highest quality advice and transaction execution. In addition to merger and acquisition transactions, we advise clients on a full range of critical strategic matters, including activist response, defensive tactics, special committee projects, licensing deals and joint ventures. We provide advice on valuation, negotiation tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, as well as financing alternatives. In appropriate situations, we also provide fairness opinions with regard to merger and acquisition transactions.
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
Capital Advisory. In our capital advisory business, we assist general partners and sponsors in raising capital for new private funds and provide related advisory services to those entities globally. Our capital advisory group provides clients with comprehensive global marketing efforts to a diverse investor base of pension funds, sovereign wealth funds, endowments and other institutional investors worldwide and is one of the leading advisors to real estate funds globally. As a result of the acquisition of Cogent Partners, LP ("Cogent"), which we acquired on April 1, 2015 and have integrated into our capital advisory business, we also are one of the leading global financial advisors to pension funds, endowments and other institutional investors on the secondary market for the sale of alternative assets. We advise such institutions on secondary sales of interests in private equity and similar funds, as well as providing advice to alternative asset fund sponsors for restructuring, financing, liquidity options, valuation and related services.
Revenues
Our total revenues in 2016 were $335.5 million as compared to $261.6 million in 2015. Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn other corporate advisory fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, our global capital advisory group provides capital raising advisory services in the primary market for real estate funds, where revenues are driven primarily by the amount of capital raised, and in the secondary market for alternative assets, where revenue is determined based upon a fixed percentage of the transaction value.
We also generate a small portion of our revenues from interest income and gains (or losses) in merchant banking fund investments, which we substantially liquidated in prior years. Revenue recognized on investments in merchant banking funds is based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis. At December 31, 2016, our remaining investments consisted of a small group of diverse investments held in merchant banking funds, which in aggregate had an estimated fair value of $1.7 million.
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
As of December 31, 2016, Greenhill employed a total of 356 people (including our managing directors and senior advisors), of which 195 were located in our offices in North America, 91 were based in our European offices, and 70 in the rest of the world. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters collegiality, teamwork, professionalism, excellence, diversity, and collaboration among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.
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
The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are global and regional integrated banking firms, mid-sized full service financial firms, other independent financial services firms and specialized financial advisory firms. We compete with some of our competitors globally and with others on a regional, product, industry or niche basis. We compete on the basis of a number of factors, including the quality of our advice and service, our range of products and services, strength of relationships, innovation, reputation and price.
The global and regional integrated banking firms offer a wider range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and corporate finance and securities underwriting services, which may enhance their competitive position. They also have the ability to support their investment banking operations with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our business. In addition to our larger and mid-sized full service competitors, we compete with a number of independent investment banks, which offer independent advisory services on a model similar to ours. A few of the independent banks with whom we compete are larger and have greater general and industry specific coverage resources. Further, over the past several years, there has been an increase in the number of newly formed independent advisory firms. Since independent advisory firms require minimal capital to operate, there are few obstacles to starting new firms.
We believe our primary competitors in securing mergers and acquisitions and financing advisory engagements are large, diversified financial institutions including Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group AG, Deutsche Bank AG, Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, and UBS AG, as well as other publicly listed investment banking firms such as Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd., Moelis & Co. and PJT Partners, and certain closely held boutique firms. Advisory services in restructuring and bankruptcy situations tend to be highly specialized, and we believe our primary competitors to be Evercore Partners, Inc., Houlihan Lokey, Inc., Lazard Ltd., Moelis & Co., PJT Partners Inc., Rothschild Group and many closely held boutique firms. We believe our primary competitors in our capital advisory business are Credit Suisse Group AG, Evercore Partners, Inc., Lazard Ltd., Park Hill Group LLC (part of PJT Partners Inc.), UBS AG and many closely held boutique firms.
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
North America
In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws and the protection of investors who invest in Greenhill. Both Greenhill & Co., LLC ("G&Co LLC") and Greenhill Cogent, LP ("GC LP"), wholly-owned subsidiaries of Greenhill through which we conduct our U.S. advisory business, are registered as broker-dealers with the SEC, are members of the Financial Industry Regulatory Authority (“FINRA”), and are subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including G&Co LLC and GC LP. State and local securities regulators also have regulatory or oversight authority over G&Co LLC and GC LP.
Broker-dealers are subject to regulations that cover all aspects of the securities business. Our business model is exclusively focused on providing strategic advice to clients and we do not hold customer funds or securities, or carry on research, securities trading, lending or underwriting activities. While this means that certain broker-dealer regulations, such as those pertaining to the use and safekeeping of customers' funds and securities and the financing of customers' purchases, may not be applicable to us, we remain subject to other applicable broker-dealer regulations, including regulatory capital levels, record keeping and reporting requirements, and the conduct and qualifications of officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, G&Co LLC and GC, LP, are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant portion of a broker-dealer's assets be retained in liquid financial instruments relative to the amount of its liabilities. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Our capital advisory business also is affected by various state and local regulations that restrict or prohibit the use of placement agents in connection with investments by public pension funds, including regulations in California, Illinois, New York State and New York City. Similar measures are being considered or have been implemented in other jurisdictions.
In addition, Greenhill Capital Partners, LLC, our wholly owned subsidiary, which operated as and will continue to operate as general partner of Greenhill Capital Partners II ("GCP II"), one of our former merchant banking funds, is a registered investment adviser under the Investment Advisers Act of 1940, as amended. As such, it is subject to regulation and periodic examinations by the SEC. Such regulations relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions.
Europe
Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our wholly owned affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct the majority of our European advisory business, are authorized and regulated by the United Kingdom's Financial Conduct Authority (“FCA”). Greenhill & Co. Europe LLP is also subject to regulation by the Federal Financial Supervisory Authority in Germany (“BaFin”). The current UK regulatory regime is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA. These rules govern all aspects of our advisory business in the United Kingdom, including carrying on regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.
Both Greenhill & Co. International LLP and Greenhill & Co. Europe LLP have obtained the appropriate European financial services passport rights to provide cross-border services into a number of other members of the European Economic Area (“EEA”). This “passport” derives from the pan-European regime established by the EU Markets in Financial Instruments Directive, which regulates the provision of financial services and activities throughout the EEA. We continue to monitor developments regarding the U.K.’s proposed departure from the European Union and its potential impact on the structure of our European operations, including in relation to the continued access to the European Single Market and associated passport regime.

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

Item 1A.  Risk Factors
Our ability to retain our managing directors and other professionals is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors and senior advisors, particularly our senior managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left Greenhill in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director will have on our business. The departure or other loss of our senior managing directors, in particular Robert F. Greenhill, our founder and Chairman and Scott L. Bok, our Chief Executive Officer, could materially adversely affect our ability to secure and successfully complete engagements, which could materially adversely affect our results of operations.
In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services or some of our managing directors or other professionals could choose to follow the departing managing director in joining an existing competitor or forming a competing company. Although we have entered into non-competition agreements with our managing directors, the restriction period in many of the agreements does not exceed three to six months, and there is no guarantee that these agreements are sufficiently broad or effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under these agreements.
Principally all of our revenues are derived from advisory fees, which results in volatility in our revenues and profits
We are entirely focused on the financial advisory business and we earn principally all of our revenues from advisory fees paid to us by each of our clients, in large part upon the successful completion of the client's transaction, the timing of which is outside of our control. Unlike diversified investment banks, which generate revenues from commercial lending, securities trading and underwriting, or other advisory firms, which have asset management and other businesses, our generation of revenues from sources other than advisory fees is minimal. As a result, a decline in our advisory engagements, the number and scale of successfully completed client transactions or the market for advisory services generally would have a material adverse effect on our business and results of operations.
Our engagements are singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period
We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any future period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement or closing, and the timing of these milestones is outside our control. Extended regulatory and other delays in the closing of announced transactions can create increased volatility in our revenues from period to period since the largest portion of our fees is paid upon closing. Further, a transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. In cases where an engagement is terminated prior to the successful completion of a transaction or project, whether due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.

A high percentage of our advisory revenues is derived from a small number of clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 40% of our total revenues in 2016 and 32% in 2015. There was no single client in 2016 or 2015 that represented greater than 10% of our revenues. We earned $1 million or more from 71 clients in 2016, compared to 64 in 2015, of which 24% of the clients were new to the Firm in 2016 and 30% in 2015. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions on which we are advising can be significant.
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
If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring services is at a low level, our financial advisory and restructuring business could suffer
We provide various financing advisory and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring advisory services entails the risk that the transaction will be unsuccessful, takes considerable time and can be subject to a bankruptcy court's discretionary power to disallow or discount our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services is at a low level, our financing advisory and restructuring business would be adversely affected.
Our capital advisory business is dependent on the availability of capital for deployment in primary and secondary alternative asset classes for clients we serve
In our capital advisory business, we provide primary fund placement services, principally for real estate funds, and we advise institutional investors on the sale of alternative assets funds in secondary transactions. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity and real estate funds. Our ability to assist fund managers and sponsors in raising capital from investors or to assist investors in selling their interests in secondary transactions depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. To the extent private and public capital focused on primary or secondary investment in alternative investment opportunities for our clients is limited, the results of our capital advisory business may be adversely affected.
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

While we operate in North America, Europe, Australia, Asia and South America, our operations in the United States and Europe have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in these locations.
We face strong competition from far larger firms and other independent firms, which could adversely affect our market share of the advisory business
The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, our range of products and services, strength of relationships, innovation, reputation and price. We may experience pricing pressures in the future if some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 356 employees (including managing directors and senior advisors) as of December 31, 2016 and total revenues of $335.5 million for the year ended December 31, 2016. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve clients' needs, greater global reach and broader relationships with current and potential clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
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
In addition to our larger competitors, a number of independent investment banks offer independent advisory services and some of these firms are larger and have greater general and industry specific coverage resources and larger financing advisory and restructuring groups than we do. Furthermore, a number of such independent firms are publicly traded and may have greater financial resources than us. Additionally, over the past several years, there has been an increase in the number of newly formed independent advisory firms, some of which provide industry specific advice. Since independent advisory firms require minimal capital to operate, there are few obstacles to forming a new firm. As these independent firms seek to gain market share, our share of the advisory business could diminish and there could be pricing pressure, which would adversely affect our revenues and earnings.
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
Strategic investments and acquisitions, or foreign expansion, may result in additional risks and uncertainties in our business
When we make strategic investments or acquisitions, such as our acquisitions of Caliburn Partnership Pty Limited (now Greenhill Australia) and Cogent, in additional to the risks associated with the integration and retention of personnel, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including accounting and data processing systems and management controls.
To the extent that we pursue business opportunities outside the United States, such as our expansion into Asia or Brazil, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult and costly for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.
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

Our inability to generate sufficient cash in the future to service our indebtedness or other contractual obligations, or a significant deterioration in the credit markets or the failure of one or more commercial banking institutions, could adversely affect our liquidity
Our ability to make scheduled payments on or to refinance any current or future debt obligations and other contractual obligations depends on our financial condition and operating performance. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, any indebtedness or fund other contractual obligations.
As of December 31, 2016, we had cash and cash equivalents of $98.3 million. We have invested these assets in instruments which we believe are highly liquid, and monitor developments relating to the liquidity of these investments on a regular basis. In the event of a significant deterioration of the credit markets or the failure of one or more commercial banking institutions, there can be no assurance that we will be able to liquidate these assets or access our cash. Our inability to access our cash investments could have a material adverse effect on our liquidity and result in our inability to meet our obligations timely, which could have a material adverse effect on the value of our stock.
We have a $70.0 million revolving loan facility with a U.S. commercial bank which currently expires on April 30, 2017, that we expect to renew prior to its current maturity for an additional twelve month period. At December 31, 2016, we had $64.1 million drawn down from this facility. We utilize the revolving loan facility to supplement our domestic operating cash flow and to provide primarily for our cash needs such as term debt repayments, dividend payments, share repurchases, income tax payments and other working capital needs. Historically, we have rolled over the maturity date of our revolving loan facility annually. Our inability to extend the maturity date of the loan or renew the facility on acceptable terms with the existing lender could require us to repay all or a portion of the loan balance outstanding at maturity. There is no assurance that our revolving credit facility will continue to be renewed with the current lender and, if not, that we would be able to obtain a new credit facility of a similar size and on similar terms from a different lender.
In addition, we financed the cash portion of the purchase price of Cogent with two term loan facilities, each with a principal amount of $22.5 million, and together in the aggregate $45.0 million. Although we have repaid in full the first of such facilities which had a maturity date of April 30, 2016, the other facility, of which $16.9 million was outstanding at December 31, 2016, has a maturity date of April 30, 2018, and requires semi-annual installments of $5.625 million, with the next installment due on April 30, 2017. There can be no assurance that we will maintain a level of cash flow from operating activities sufficient to make principal payments on the term loan in accordance with the amortization schedule.
Further, in connection with our purchase of Cogent, we agreed to pay to the selling unitholders additional consideration of $18.9 million in cash and issue 334,048 shares of our common stock if a revenue target is achieved by our secondary capital advisory business during either of the two-year periods ending March 31, 2017 or March 31, 2019 (the "Earnout"). If the revenue target is achieved we may fund the cash payment through additional borrowings from our revolving bank loan facility and/or additional bank term borrowing. There can be no assurance that we will be able to fund such obligation through bank borrowings or service such borrowings if incurred.
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
Our employees own a significant portion of our common stock and their interests may differ from those of our public shareholders
Our employees and their affiliated entities collectively owned approximately 12% of the total shares of common stock outstanding as of February 15, 2017. Assuming the restricted stock units issued to our employees were fully vested as of February 15, 2017, our employees and their affiliates would have owned approximately 24% of the outstanding shares of our common stock.
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
A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding
As part of annual bonus and incentive compensation, we award restricted stock units to managing directors and other employees. We also award restricted stock units as a long-term incentive to new hires at the time they join Greenhill. At February 15, 2017, 4,676,448, restricted stock units were outstanding, including 973,946 restricted stock units granted to employees in January 2017 as part of the long-term incentive award component of our annual compensation package. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other senior employees generally vest over a four to five-year period, with the first vesting on the first anniversary of the grant date, or do not vest until the third or fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Awards of restricted stock to our more junior professionals generally vest ratably over a three to four year period. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Vesting of restricted stock units will be accelerated and immediately vested upon a participant’s death, disability or retirement, as defined in the relevant agreements. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 15, 2017 are scheduled to be issued as follows: 117,712 additional shares in 2017, 1,353,160 shares in 2018, 1,248,370 shares in 2019, 1,339,392 shares in 2020, 593,401 shares in 2021, and 24,413 shares in 2022.
In January 2016, we also awarded 115,473 performance restricted stock units to our Chief Executive Officer. The performance restricted stock units will vest based upon Greenhill’s level of achievement of three equally weighted performance metrics measured over a three-year performance period running from January 1, 2016 through December 31, 2018. Subject to the level of achievement of each of the performance metrics, the number of shares issuable at the end of the performance period could be zero to 288,683. Vesting of the performance restricted stock units will be accelerated in the case of death, disability, or retirement after at least one year of service.
We may be unable to mitigate the dilutive effect of equity awards through share repurchases
Upon delivery of restricted stock units at the time they vest, over the past five years we have repurchased on average approximately 40% annually of the awards for the payment of income tax withholding due upon settlement of the awards. Although we historically have repurchased in the open market a significant number of shares of our common stock, there have been years such as 2015 when we did not repurchase any shares in the open market. Our ability to repurchase shares in the future will be dependent upon our available cash flow and anticipated cash needs, capital requirements, liquidity, debt service obligations, dividend payments and other relevant factors. If we were to cease or were unable to repurchase shares of common stock, or choose to allocate available capital to the repayment of borrowings, payment of dividends or other corporate purposes, the number of shares outstanding would increase over time, diluting the ownership of our existing stockholders.
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
Change in applicable law and regulatory schemes could adversely affect our business
From time to time, the United States and other national governments in the countries in which we operate and related regulatory authorities, as well as local governments, may adopt new rules which affect our business. Many of the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations may serve to limit our activities, including through net capital, customer protection and market conduct requirements. The results of the recent United States presidential and congressional elections and certain upcoming elections outside of the U.S. could also create legal and regulatory uncertainty. There can be no assurance that regulations will not be imposed which may materially adversely affect our business, financial condition or results of operation.
In addition, several states and municipalities in the United States, such as California, Illinois, New York State and New York City, have adopted “pay-to-play” and placement agent rules which, in addition to imposing registration and reporting requirements, limit our ability to charge fees in connection with certain of our capital advisory engagements or restrict or prohibit the use of placement agents in connection with investments by public pension funds. These types of measures could materially and adversely impact the fees we earn from our capital advisory engagements.
In addition, the current U.S. President and his Administration, and some members of the current U.S. Congress, have signaled a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world. It is not known what specific measures might be proposed or how they would be implemented and enforced. There can be no assurance that pending or future legislation or executive action in the U.S. that could significantly increase costs with respect to our foreign operations and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted.
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
A change in relevant income tax laws, regulations, or treaties or an adverse interpretation of these items by tax authorities could result in an audit adjustment or revaluation of our deferred tax assets that may cause our effective tax rate and tax liability to be higher than what is currently presented in the Consolidated Financial Statements

Our effective tax rate and tax liability is based on the application of current income tax laws, regulations, and treaties.  These laws, regulations, and treaties are complex, and the manner in which they apply to our facts and circumstances is sometimes open to interpretation.  Management believes its application of current laws, regulations, and treaties to be correct and sustainable upon examination by the tax authorities.  However, the tax authorities could challenge our interpretation resulting in an additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.  In addition, tax laws, regulations, or treaties enacted in the future may cause us to revalue our deferred tax assets and have a material change to our effective tax rate.

The recently elected U.S. President and members of administration are publicly considering potential tax reform, including the possibility of replacing large parts of the existing federal income tax code. Although we monitor these developments, it is very difficult to assess to what extent these changes may be implemented in the U.S. and other jurisdictions in which we conduct our business. Depending on the nature of any reforms it is possible that certain changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.

Uncertainty regarding Brexit and the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business
We have a presence in certain European Union countries, including the U.K. On June 23, 2016, the U.K. voted in favor of a referendum to leave the European Union, commonly referred to as "Brexit". The nature of the arrangements that are yet to be determined between the U.K. and the European Union are difficult to predict. Uncertainty regarding the outcome of such arrangements may continue for a significant period of time and could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, and introduce significant legal uncertainty and potentially divergent national laws and regulations. Conditions arising from Brexit could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise. An exit by the U.K. from the European Union could also cause our U.K. entities to lose their European Union financial services passport license, which allows them to operate, on a cross-border and off-shore basis, into all European Union countries without obtaining regulatory approval outside of the U.K., which would increase our legal, compliance and operational costs.
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
Fluctuations in foreign currency exchange rates could adversely affect our results of operations
Because our financial statements are denominated in U.S. dollars and we receive a portion of our revenue in other currencies, predominantly in British pounds, euros, and Australian dollars, we are exposed to fluctuations in foreign currencies. In addition, we pay compensation to our non-U.S. employees and certain of our other expenses in such currencies. We have not entered into any transactions to hedge our exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar could result in an adverse or beneficial impact to our financial results.

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
We could change our existing dividend policy in the future, which could adversely affect our stock price
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. Since 2007, we have paid quarterly cash dividends of $0.45 per share of our common stock to holders of record. We intend to continue to pay quarterly dividends subject to capital availability, cash flows and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, contractual restrictions and other factors as the Board of Directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to reduce or even suspend dividend payments in the future. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price.
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

Item 2.  Properties
Our principal offices, all of which are leased, are as follows:

Location	Owned/Leased	Lease Expiration	Approximate Square Footage as of December 31, 2016
300 Park Avenue	Leased	2020	105,000 square feet
New York, New York (Global Headquarters)
Lansdowne House	Leased	2018	19,000 square feet
57 Berkeley Square, London
Neue Mainzer Strasse 52-58	Leased	2023	7,000 square feet
Frankfurt
Av. Brigadeiro Faria Lima, 2277	Leased	2018	5,000 square feet
São Paulo
79 Wellington Street West	Leased	2019	5,000 square feet
Toronto
Marunouchi Building	Leased	2021	4,000 square feet
Tokyo
Governor Phillip Tower	Leased	2025	11,000 square feet
1 Farrer Place, Sydney
2101 Cedar Springs Rd	Leased	2018	15,000 square feet
Dallas, Texas

Most of the lease arrangements listed above provide for renewal options beyond the date of expiration.
We also have six additional offices with approximately 33,000 of aggregate square footage with terms expiring through 2021.
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

Item 4.  Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS
Our executive officers are Scott L. Bok (Chief Executive Officer), Kevin M. Costantino (President), David A. Wyles (President) and Harold J. Rodriguez, Jr. (Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer and Treasurer). Set forth below is a brief biography of each executive officer.
Scott L. Bok, 57, has served as Chief Executive Officer since April 2010, served as Co-Chief Executive Officer between October 2007 and April 2010, and served as our U.S. President between January 2004 and October 2007. He has also served as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok also served as a member of the Board of Directors of Iridium Communications Inc., from 2009 to 2013.
Kevin M. Costantino, 40, has served as President since 2015, and also is a member of our Management Committee. Prior to his appointment as President, Mr. Costantino served as Co-Head of our Australian business. Mr. Costantino joined Greenhill's New York office in 2005, to which he relocated in July 2015 after a second stay in our Sydney office. He also spent time in our Chicago office following its 2009 opening, and was involved in our expansion to Brazil two years ago. Before joining Greenhill, Mr. Costantino was a mergers and acquisitions lawyer with Wachtell, Lipton, Rosen & Katz in New York.
David A. Wyles, 48, has served as President since 2015, and also is a member of our Management Committee. Prior to his appointment as President, Mr. Wyles served as Co-Head of our European business. Mr. Wyles joined Greenhill 19 years ago as part of the original team from Baring Brothers that founded our London office, and was involved in the opening of our Frankfurt office two years later. He is one of the leading M&A advisors in the UK market, and has also led numerous major transaction assignments in Continental Europe and globally, including most of our assignments involving China.
Harold J. Rodriguez, Jr., 61, has served as our Chief Financial Officer since August 2016, as our Chief Operating Officer since January 2012, as Chief Administrative Officer from March 2008 until January 2012 and was Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as our Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
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
Robert F. Greenhill, 80, our founder, has served as our Chairman since the time of our founding in 1996 and served as our Chief Executive Officer between 1996 and October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the Board of Directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.
Robert T. Blakely, 75, has served on our Board of Directors since April 2009. Since 2008, Mr. Blakely has served as the President of Performance Enhancement Group, a position he previously held from 2002 to 2003. From February 2006 to January 2008, Mr. Blakely served as Executive Vice President of Fannie Mae and from February 2006 to August 2007 as its Chief Financial Officer. From 2003 to 2006, Mr. Blakely served as Executive Vice President and Chief Financial Officer of MCI. From 1999 to 2002 he served as Executive Vice President and Chief Financial Officer of Lyondell Chemical. From 1981 to 1999 he served as Executive Vice President and Chief Financial Officer of Tenneco, Inc. From 1971 to 1981, Mr. Blakely was with Morgan Stanley. Mr. Blakely is a member of the Board of Directors of Westlake Chemical Corporation, Natural Resource Partners L.P. and Ally

Financial Inc. (formerly GMAC, Inc.). Mr. Blakely completed a five year term on December 31, 2011 as Vice Chairman of the Board of Trustees of the Financial Accounting Federation, the oversight body for the Financial Accounting Standards Board.
Steven F. Goldstone, 71, has served on our Board of Directors since July 2004 and has also served as our Lead Independent Director since January 2016. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also the non-executive Chairman of ConAgra Foods, Inc. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standard Companies, Inc.) from 2002 until 2008 and as a member of the Board of Directors of Merck & Co. from 2008 until 2012. Mr. Goldstone has also served as a member of the Board of Directors of The Chefs' Warehouse, Inc. since March 2016.
Stephen L. Key, 73, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key served as a member of the Board of Directors of Fairway Group Holdings Corp. from 2012 to 2016 and as Chairman of the Audit Committee of the Board of Directors of Fairway Group Holdings Corp. from 2013 to 2016. Mr. Key has also served as a member of the Board of Directors of Sitel, Inc. from 2007 until 2008, as a member of the Board of Directors of Forward Industries, Inc. from 2010 until 2012, and as a member of the Board of Directors of 1-800-Contacts, Inc. from 2005 to 2012.
Karen P. Robards, 66, has served on our Board of Directors since April 2013. Since 1987, Ms. Robards has been a principal of Robards & Company, LLC, a consulting and private investment firm. From 1976 to 1987, Ms. Robards was an investment banker at Morgan Stanley where she served as head of its healthcare investment banking activities. Ms. Robards currently serves as Vice Chair of the Board and Chair of the Audit Committee of BlackRock Closed-End Funds. Ms. Robards is also a member of the Board of Directors of AtriCure, Inc., a medical device company, where she has served since 2000. From 1996 to 2005, Ms. Robards served as a director of Enable Medical Corporation, a developer and manufacturer of surgical instruments, which was acquired by AtriCure, Inc. in 2005. From 2007 to 2010, Ms. Robards also served as a director of Care Investment Trust, a publicly held real estate investment trust focusing on investment opportunities in the healthcare industry.

PART II

Item 5.  Market for Registrant’s Common Stockholders' Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The New York Stock Exchange is the principal market on which our common stock (ticker: GHL) is traded. The following tables set forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared.

	Fiscal 2016
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$28.61	$20.61	$0.45
Second quarter	22.06	15.93	0.45
Third quarter	23.59	16.00	0.45
Fourth quarter	29.05	22.41	0.45

	Fiscal 2015
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$43.79	$34.40	$0.45
Second quarter	43.08	38.31	0.45
Third quarter	41.64	28.22	0.45
Fourth quarter	29.10	24.88	0.45

As of February 15, 2017, there were 7 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.
On February 15, 2017, the last reported sales price for our common stock on the New York Stock Exchange was $30.35 per share.

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
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2011
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2016

Share Repurchases in the Fourth Quarter of 2016

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
October 1 – October 31	—	$—	—	$62,335,357
November 1 – November 30	264,562	28.35	264,562	54,833,958
December 1 – December 31	—	—	—	54,833,958
Total	264,562		264,562	$54,833,958

_____________________________________________

(1)
Excludes 379 shares we are deemed to have repurchased in the fourth quarter of 2016 at an average price of $23.70 per share, or $0.01 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
Shares which may be repurchased under the plan authorized by the Board of Directors on January 27, 2016 for the repurchase of up to $75,000,000 of our common stock during 2016. Effective January 26, 2017, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2017 through December 31, 2017.

(3)
The value of shares repurchased during the year ended December 31, 2016 excludes 319,573 shares we are deemed to have repurchased at an average price of $25.10 per share, or $8.0 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 6.  Selected Financial Data

	As of or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share and number of employees data)
Statement of Income Data:
Advisory revenues	$334.8	$260.3	$280.5	$287.0	$291.5
Investment revenues	0.7	1.3	(5.2)	0.2	(6.4)
Total revenues	335.5	261.6	275.3	287.2	285.1
% change from prior year	28%	(5)%	(4)%	1%	3%
Employee compensation and benefits expense	182.5	147.2	147.6	155.7	151.8
Non-compensation expenses	65.1	71.1	60.2	60.3	62.8
Income before taxes	87.9	43.3	67.5	71.2	70.5
Provision for taxes	27.1	17.7	24.1	24.5	28.4
Net income allocated to common stockholders	60.8	25.6	43.4	46.7	42.1
Diluted average shares outstanding	32,074,232	31,200,378	30,357,691	30,160,669	30,561,682
Diluted earnings per share	1.89	0.82	1.43	1.55	1.38
Balance Sheet Data:
Total assets	$456.7	$423.1	$337.0	$352.4	$385.6
Total liabilities	165.5	139.8	81.4	$75.7	83.5
Stockholders’ equity	291.2	283.4	255.5	$276.7	302.2
Dividends declared per share	1.80	1.80	1.80	1.80	1.80
Selected Data and Ratios (unaudited)
Income before taxes as a percentage of revenues	26%	17%	25%	25%	25%
Revenues per employee (a)	$950	$799	$882	$893	$891
Employees at year-end (b)
North America	195	192	154	173	179
Europe	91	88	84	86	90
Rest of World	70	70	67	60	55
Total employees	356	350	305	319	324

(a)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year (in thousands).

(b)	Includes our managing directors and senior advisors.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world from our offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Sweden, and the United Kingdom.
Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn other corporate advisory fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, our global capital advisory group provides capital raising advisory services in the primary market for real estate funds, where revenues are driven primarily by the amount of capital raised, and in the secondary market for alternative assets, where revenue is determined based upon a fixed percentage of the transaction value.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown by recruiting talented managing directors and other senior professionals, by acquiring complementary advisory businesses and by training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 14 offices across five continents.
Over our 21 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong and Brazil. During 2016, we recruited six M&A focused managing directors who have joined our teams in New York, London, Houston and Toronto and have expanded our coverage in the Canadian and Latin American markets and the business services, chemical and energy sectors. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. We had 73 client facing managing directors as of January 1, 2017, including six client facing bankers promoted to managing director at the beginning of the year.
At December 31, 2016, we employed 356 people. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.

Business Environment and Outlook
Economic and global financial market conditions can materially affect our financial performance. In addition, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter. See “Risk Factors.”
Our total revenues were $335.5 million in the year ended December 31, 2016 compared to $261.6 million in the year ended December 31, 2015, an increase of 28%. The increase resulted from a greater number of completed merger and acquisition transactions with fees which were generally larger in scale than the prior year, offset in part by a decrease in other corporate advisory fees. At the same time, the number of worldwide completed M&A transactions in 2016 decreased by 1% as compared to 2015, while the volume of completed transactions (reflecting the sum of all transaction sizes) decreased by 2%. For 2016, the number of announced transactions globally remained consistent with 2015, while the volume of announced transactions decreased by 16% in the same period.(1)
In 2016, we advised on transactions for the first time for such leading companies around the world as Boehringer Ingelheim, Derma Sciences, Inc., Digital Realty Trust, Inc., Etrion Corporation, Fairway Group Holdings Corp., First Republic Bank, GoDaddy Inc., Greencore Group plc, Heartland Payment Systems, Inc., IVE Group, Lane Industries Incorporated, MANN + HUMMEL GmbH, Patties Foods Ltd, OctoPar Participacoes S.A., Rofin-Sinar Technologies, Inc., U.S. Bancorp and Whistler Blackcomb Holdings Inc. We also advised on new transactions for historic clients in all major markets including Alcoa Inc., A.O. Smith Corporation, Ball Corporation, Commonwealth of Australia Department of Finance, Cypress Semiconductor Corporation, Emerson Electric Co., Gannett Co., Inc., Inchcape PLC, Ladbrokes plc, Lonmin plc, QLT, Inc., SUPERVALU Inc., TEGNA Inc., Telecity Group plc, Tesco PLC, and Teva Pharmaceuticals Industries Ltd.
By geographic region in 2016, North America, where we generated in excess of 57% of our revenues, remained our largest contributor. In Europe, where we derived 30% of our revenues in 2016, our revenues in absolute dollars nearly doubled from 2015 despite a decline in transaction activity in that region prompted in part by the Brexit vote. In the rest of the world, in absolute dollars, our revenues declined slightly.
By industry in 2016, large revenue increases over 2015 in consumer & retail, energy & utilities, financial services, healthcare, real estate and the technology, communications & media sector were offset in part by a decline in revenues generated from our activities in the general industrial sector (the category in which we include miscellaneous sectors).

Looking ahead, M&A transaction dialogues continue to be strong in our two largest markets, the U.S. and U.K., but it is too early to predict the level of transaction activity or resulting revenue for the year. In our smaller markets (Australia, Japan and South America), we expect better M&A revenue than we achieved last year, in part due to their modest revenue contributions in 2016. We likewise expect financing and restructuring advisory activity to generate increased revenue in 2017. Assuming reasonably stable markets, we also expect to generate more revenue in both the primary and secondary capital advisory businesses. For this year and the near future, our largest potential source of revenue growth is most likely Europe, due to the fact that we have a strong brand and presence there and in 2016 the number of transactions $500 million or greater in size fell to a level 54% below its 2007 peak. We expect that we would experience an increase in revenues from Europe in the event that the M&A market in Europe is restored to its historical size, which historically had been comparable to the size of the U.S. M&A market. Separately, with respect to this year and beyond, we also believe the regulatory and tax changes proposed by the new administration in the U.S. should add further momentum to transaction activity in the U.S. and perhaps elsewhere around the world if economic growth accelerates as many commentators currently expect.
During the past three years our compensation and benefits expense, which we measure as a percentage of revenues, has ranged from 54% to 56% of revenues. Our non-compensation costs, which are best measured in absolute dollars, over the same period have averaged approximately $65.0 million, and we expect them to remain in that range for 2017 if not impacted by costs of expansion, the charge or benefit related to the remeasurement of the contingent cash liability related to the Earnout, foreign currency movements or other non-recurring expenses. Our pre-tax margin was 26% for 2016 and has ranged from 25% to 26% over four of the past five years, except for 2015 when it was 17%.
Historically, our strong profit margin and operating cash flow has allowed us to maintain an attractive dividend policy while also allowing us to repurchase a significant number of shares of our common stock. Our annual dividend payout has been $1.80 per common share since 2008. In 2016, we repurchased 1.2 million shares of our common stock and common stock equivalent at an average price of $23.28 for a total purchase cost of $28.2 million. In aggregate during 2016, we returned $89.8 million to our shareholders in the form of dividends and share repurchases and since our IPO we have paid nearly $1.2 billion in dividends and share repurchases. Our Board has authorized up to $75.0 million of share repurchases in 2017. Our ability to pay dividends and make share repurchases is subject to a number of factors described under "Risk Factors" in this Form 10-K. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".
We generally experience significant variations in revenues during each quarterly period. These variations can generally be attributed to the fact that a majority of our revenues is usually earned in large amounts throughout the year upon the successful completion of transactions, the timing of which is uncertain and are not subject to our control. As a result, our quarterly results vary and our results in one period may not be indicative of our results in any future period.

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of February 15, 2017.

Results of Operations
The following tables set forth data relating to the Firm’s sources of revenues:
Historical Revenues by Source

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Advisory revenues	$334.8	$260.3	$280.5	$287.0	$291.5
Investment revenues (losses)	0.7	1.3	(5.2)	0.2	(6.4)
Total revenues	$335.5	$261.6	$275.3	$287.2	$285.1

Advisory Revenues
Historical Advisory Revenues by Client Location

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
North America	57%	58%	59%	52%	60%
Europe	30%	23%	30%	33%	22%
Rest of World	13%	19%	11%	15%	18%

Historical Advisory Revenues by Industry

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Consumer Goods & Retail	10%	4%	16%	14%	8%
Energy & Utilities	6%	5%	7%	7%	11%
Financial Services	7%	6%	11%	13%	7%
General Industrial & Other	24%	39%	25%	20%	31%
Healthcare	16%	12%	15%	16%	9%
Real Estate, Lodging & Leisure	6%	4%	2%	4%	5%
Technology, Communications & Media	16%	9%	13%	15%	20%
Capital Advisory (Fund Placement)	15%	21%	11%	11%	9%

We operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there are active engagements changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain, on an ongoing basis, active business dialogues with a large number of clients and potential clients. We gain new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management team, turnover of our senior banking professionals, competition from other investment banks and other causes.
Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, capital fund transaction or other advisory transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our fees, we also earn other corporate advisory fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, our global capital advisory group provides capital raising advisory services in the primary market for real estate funds, where revenues are driven primarily by the amount of capital raised by the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing, and in the secondary market for alternative assets, where revenue is determined based upon a fixed percentage of the transaction value at the closing of each transaction.
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
2016 versus 2015.  Advisory revenues were $334.8 million for the year ended December 31, 2016 compared to $260.3 million for the year ended December 31, 2015, an increase of 29%. The increase in our 2016 advisory revenues, as compared to 2015, resulted from a greater number of completed merger and acquisition transactions with fees which were generally larger in scale than the prior year, offset in part by a decrease in other corporate advisory fees.
Prominent advisory assignments completed in 2016 include:

•	the acquisition by Ball Corporation of Rexam plc;

•	the representation of Boehringer Ingelheim GmbH on a global collaboration with AbbVie Inc.;

•	the sale of Heartland Payment Systems, Inc. to Global Payments Inc.;

•	the acquisition by MANN+HUMMEL GmbH of the global filtration operations of Affinia Group Holding, Inc.;

•	the sale of ROFIN-SINAR Technologies, Inc. to Coherent, Inc.;

•	the representation of SUPERVALU INC. on the sale of its Save-A-Lot business to an affiliate of Onex Corporation;

•	the sale of Telecity Group plc to Equinix, Inc.;

•	the acquisition by Teva Pharmaceuticals Industries Ltd. of Allergan plc's generics business;

•	the representation of Teva Pharmaceuticals Industries Ltd. on the divestment of the U.S. rights to seventy-nine generic products to eleven different counterparties;

•
the representation of Texas Competitive Electric Holdings and its subsidiaries at the direction of its independent director in connection with its and Energy Future Holdings' Chapter 11 proceedings; and

•	the sale of Whistler Blackcomb Holdings Inc. to Vail Resorts, Inc.

During 2016, our global capital advisory group advised real estate fund general partners on five final closings of primary capital commitments from institutional investors in such funds, and advised institutional investors on 83 closings of sales of limited partnership interests in secondary market transactions. Capital advisory fees for 2016 decreased to $51.2 million, a slight decrease of $3.8 million, or 7%, compared to $55.0 million for 2015, which principally resulted from a slowdown in transaction activity as a result of market volatility throughout the year, offset by an additional three months of revenue from our secondary placement business, which was acquired April 1, 2015. For 2016, we generated 15% of our advisory revenues from capital advisory fees.
We earned advisory revenues from 212 different clients in 2016 and 197 different clients in 2015. Of this group of clients, 47% were new to us in 2016. We earned fees of $1 million or more from 71 clients in 2016, up 11% compared to 64 clients in 2015. The ten largest fee-paying clients contributed 40% of our total revenues in 2016 and 32% in 2015. There was no single client in 2016 or 2015 that represented greater than 10% of our revenues.
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
During 2015, our global capital advisory group advised real estate fund general partners on six final closings of primary capital commitments from institutional investors in such funds. In addition, the secondary advisory team advised institutional investors on 60 closings of sales of limited partnership interests in secondary market transactions. Capital advisory fees for 2015 increased to $55.0 million, an increase of $23.6 million, or 75%, compared to $31.4 million for 2014, which principally resulted from additional revenues generated as a result of the acquisition of Cogent. For 2015, we generated 21% of our advisory revenues from capital advisory fees.
We earned advisory revenues from 197 different clients in 2015 and 135 different clients in 2014, with the increase resulting from our acquisition of Cogent and the resulting increase in institutional investor clients selling limited partnership interests in the secondary market. Of this group of clients, 44% (excluding historical Cogent clients) were new to us in 2015. We earned fees of $1 million or more from 64 clients in 2015 compared to 63 clients in 2014. The ten largest fee-paying clients contributed 32% of our total revenues in 2015 and 43% in 2014, and two of the top ten largest fee-paying clients in 2015 had in a prior year been among our ten largest fee-paying clients. There was no single client in 2015 or 2014 that represented greater than 10% of our revenues.
Investment Revenues
We also generate a small portion of our revenues from interest income and gains (or losses) in merchant banking fund investments, which we substantially liquidated in prior years. Revenue recognized on investments in merchant banking funds is based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis.
At December 31, 2016, our remaining investments in merchant banking funds consisted of a small group of diverse investments held, which in aggregate had an estimated fair value of $1.7 million. The remaining merchant banking fund investments are expected to be liquidated as the relevant managers seek to realize value from each underlying investment. We have no remaining commitments to make principal investments, and we do not intend to make any going forward.

The following table sets forth information relating to our investment revenues:

	For the Years Ended December 31,
	2016	2015	2014
	(In millions)
Net realized and unrealized gains (losses) in investments in merchant banking funds	$(0.2)	$0.2	$(6.4)
Interest income	0.9	1.1	1.2
Total investment revenues (losses)	$0.7	$1.3	$(5.2)
2016 versus 2015.  For the year ended December 31, 2016, we recorded investment revenues of $0.7 million compared to $1.3 million for the year ended December 31, 2015. The investment revenues for both 2016 and 2015 primarily consisted of interest income.
2015 versus 2014.  For the year ended December 31, 2015, we recorded investment revenues of $1.3 million compared to an investment loss of $5.2 million for the year ended December 31, 2014. The investment revenues for 2015 primarily resulted from interest income. The investment loss for 2014 principally resulted from the sale at a loss of portfolio company investments in our merchant banking fund investments.

Operating Expenses
We classify operating expenses as employee compensation and benefits expense and non-compensation expenses. Operating expenses include travel, office space, communications, information services, depreciation, professional services and interest expense. A portion of certain costs are reimbursed by clients under the terms of client engagements.

For the year ended December 31, 2016, total operating expenses were $247.6 million compared to $218.3 million in 2015. The increase of $29.3 million, or 13%, resulted principally from an increase in our compensation and benefits expenses, offset in part by a decrease in non-compensation expenses, as described in more detail below. Our pre-tax income margin was 26% for 2016, which was slightly above the pre-tax margin for each of 2014 and 2013 of 25%, as compared to 17% for 2015.

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

The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions, except employee data)
Number of employees at year end	356	350	305
Employee compensation and benefits expenses	$182.5	$147.2	$147.6
% of revenues	54%	56%	54%
Non-compensation expenses	65.2	71.1	60.2
% of revenues	19%	27%	22%
Total operating expenses	247.6	218.3	207.8
% of revenues	74%	83%	75%
Total income before taxes	87.9	43.3	67.5
Pre-tax income margin	26%	17%	25%
Compensation and Benefits Expenses
The largest component of our operating expenses is employee compensation and benefits expenses, which we determine annually based on a percentage of revenues. The actual percentage of revenue is determined by management in consultation with the Compensation Committee at each year-end and based on such factors as the relative level of revenues, anticipated compensation requirements to retain and reward our employees, the cost to recruit and exit employees, the charge for amortization of restricted stock awards and related forfeitures and other relevant factors. The ratio of compensation and benefits expense to revenues was 54% in 2016, which was consistent with our compensation ratio in 2014 and 2013, as compared to 56% in 2015.
Our compensation and benefits expenses principally consist of (i) base salary and benefits, (ii) amortization of long-term incentive compensation awards of restricted stock units and deferred cash compensation and (iii) annual incentive compensation payable as cash bonus awards. Base salary and benefits are paid ratably throughout the year. Awards of restricted stock units and deferred cash compensation are discretionary and are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally four to five years for the majority of the awards. As we expense the restricted stock awards, the restricted stock units recognized are recorded within stockholders’ equity. Annual cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including our financial performance, and are generally paid in February in respect of the preceding year.
The sum of base salaries and benefits and the amortization of long-term incentive compensation awards, which we refer to as our fixed compensation cost, has ranged annually from approximately $115.0 million to $130.0 million during the three-year period ended December 31, 2016. We estimate that our fixed compensation cost for 2017 will fall within this range. This estimate is based upon our headcount and salary levels as of the beginning of 2017. The decisions we make throughout the year relating to hiring, retaining and exiting employees may increase or decrease our full year fixed compensation cost. Our fixed compensation cost may vary from year to year based on such factors as headcount, changes in charges for the amortization of restricted stock units and other related matters.
The aggregate amount of discretionary bonus payments generally represents the excess amount of the total compensation amount over the amount of base salary and benefits and amortization of long-term incentive compensation award. Annual cash bonus amounts of $58.5 million, $23.0 million and $34.0 million were paid and/or accrued in 2016, 2015 and 2014, respectively.
Our ratio of compensation to revenues has ranged from 53% to 56% over the past several years and, it is our goal to maintain a ratio over time at the lower end of this range, which will be dependent upon our revenue generation, changes in headcount and other factors. We will balance this goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to expand our industry expertise and geographic reach.
2016 versus 2015.  For the year ended December 31, 2016, our employee compensation and benefits expenses were $182.5 million as compared to $147.2 million for the same period in the prior year. During 2016 and 2015, we incurred similar amounts of base compensation and amortization of long-term incentive compensation and the increase of $35.3 million, or 24%, in our employee compensation and benefits expenses resulted from our higher annual revenues and was principally attributable to an increase in incentive compensation, a portion of which was paid prior to year end. The ratio of compensation to revenues decreased to 54% in 2016, as compared to 56% in 2015 as a result of the increase in revenues during the year, which enabled us to return to the ratio of compensation paid in 2014 and 2013, while also increasing the aggregate amount of compensation paid to our employees.
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
Our non-compensation expenses are generally relatively fixed year to year with increases generally dependent mostly on our geographic expansion to new locations, strategic business expansion, general inflation-related increases in rent and other costs we incur and, to a much lesser extent, on an increase in headcount within our existing locations. Principally as a result of our acquisition of Cogent, in 2015 our non-compensation costs increased by about $11.0 million from the prior year. In 2016, our non-compensation costs decreased approximately $6.0 million from 2015, in part, as result of the absence of non-recurring acquisition costs, the elimination of certain redundant lease costs, the benefit of foreign currency gains and other operating efficiencies.

In connection with our purchase of Cogent, we agreed to pay additional consideration of $18.9 million in cash and issue 334,048 shares of our common stock if a revenue target of $80.0 million is achieved in our secondary capital advisory business during either of the two-year periods ending March 31, 2017 or March 31, 2019, which we refer to as the Earnout. The fair value of the contingent cash consideration was valued on the date of our purchase at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. Based on our remeasurement of the likelihood of achieving the revenue target we incurred charges of $0.5 million and $1.5 million during the years ended December 31, 2015 and 2016, respectively. With one quarter remaining in the first two-year period, revenue of $10.9 million, which is a slightly higher level than the average for the past seven quarters, is required in the first calendar quarter of the year (historically a lower revenue quarter than average) to meet the target. We are not currently able to determine with certainty whether or not the revenue target for the period ending March 31, 2017 will be achieved. If the target is not achieved we will most likely incur a small benefit in the first quarter of 2017 on the measurement of the present value of the probability that the revenue target may be achieved during the second two-year period ending March 31, 2019, and if the Earnout is achieved we will incur a charge to non-compensation expense of $3.8 million pursuant to the same calculation. If the revenue target is not achieved during the first two-year period we will evaluate the likelihood that the Earnout may be achieved at each quarterly period during the second two-year period ending March 31, 2019 and if the likelihood increases during the period we will record as expense the change in the estimated fair value of the contingent cash consideration until it reaches its face value of $18.9 million. Contrarily, if during a reporting period the likelihood that the Earnout may be achieved decreases we will record as income the decrease in the estimated fair value of the contingent consideration until it reaches zero.
2016 versus 2015. For the year ended December 31, 2016, our non-compensation expenses of $65.2 million decreased $5.9 million, or 8%, from $71.1 million in 2015. The decrease in non-compensation expenses principally resulted from lower occupancy costs related to lower cost levels outside of the U.S. and the sublease of redundant Cogent space, the benefit of foreign currency gains versus foreign currency losses in the prior year, lower professional fees principally due to the absence of transaction costs incurred with the acquisition of Cogent, partially offset by a full year of operating and borrowing costs related to the acquisition of Cogent and an increase in the charge for the change in the estimated fair value of the contingent cash consideration for the Earnout. Interest expense, included within non-compensation expenses, was $3.2 million for 2016 and $2.5 million for 2015.
Non-compensation expenses as a percentage of revenues for 2016 were 19% compared to 27% for 2015. The decrease in non-compensation expenses as a percentage of revenues resulted from the spreading of lower non-compensation costs over significantly higher revenues in 2016 as compared to 2015.
2015 versus 2014.  For the year ended December 31, 2015, our non-compensation expenses of $71.1 million increased $10.9 million, or 18%, from $60.2 million in 2014. The increase in non-compensation expenses principally resulted from costs related to the acquisition and operation of our secondary capital advisory business, which we acquired on April 1, 2015, and foreign currency losses, which were not expected to recur, related to the funding of our Brazilian business. With respect to the Cogent related costs, transaction expenses are non-recurring in nature, and we expect that certain other costs related to the Cogent acquisition will decline over future periods as we consolidate certain operations, amortize intangible assets and repay our borrowings, offset in part by potential charges related to the amortization of the contingent portion of the obligation related to the Earnout. Interest expense, included within non-compensation expenses, was $2.5 million for 2015 and $1.2 million for 2014. The increase in interest expense largely related to the financing of the Cogent acquisition.
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

Beginning in the first quarter of 2017, we (and all publicly traded companies that issue restricted stock awards) will be subject to a new accounting requirement which will require us to record in our provision for income taxes at the time of vesting of restricted stock awards a charge or benefit for the tax effect of the difference between the grant price value and market price value of the awards. In prior years the tax effect of this difference was recorded as a charge or benefit to stockholders equity. Based on the market price on the date of the vesting of our annual awards, which represent a substantial amount of our awards vesting during the year, the average grant price of the awards vesting in 2017 exceeded the market price of our shares. As a result we expect we will incur an increase in tax expense of approximately $2.2 million in the first quarter of 2017. Because we are not able to predict our future share price we are not able estimate the impact that this change will have on our provision for income taxes or net income in subsequent future periods.
2016 versus 2015.  For the year ended December 31, 2016, the provision for taxes was $27.1 million, which reflected an effective tax rate of 31%. This compared to a provision for taxes for the year ended December 31, 2015 of $17.7 million, which reflected an effective tax rate of 41%. The increase in the provision for income taxes of $9.4 million in the year ended December 31, 2016, as compared to 2015, resulted from substantially higher pre-tax income, partially offset by a lower effective tax rate, which resulted from the generation of a greater proportion of earnings in foreign jurisdictions with lower tax rates.
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

Net Income and Earnings Per Share
2016 versus 2015.  For the year ended December 31, 2016, net income allocated to common stockholders was $60.8 million, or $1.89 per diluted share, as compared to net income allocated to common stockholders of $25.6 million, or $0.82 per diluted share, in 2015. The increase in net income allocated to common stockholders of $35.2 million principally resulted from the impact on net income of higher revenues and lower non-compensation expenses offset, in part, by higher compensation expense as discussed above.
During 2016, our fully diluted average shares outstanding increased by 0.9 million to 32.1 million from 31.2 million in 2015. The increase in our fully diluted average shares outstanding principally related to the recognition of 1.1 million restricted stock unit awards, net of shares deemed repurchased by us for the settlement of employee tax liabilities arising upon the vesting of the awards, and the full-year impact of the shares issued in April 2015 in conjunction with the acquisition of Cogent partially offset by the weighted average impact of open market repurchases of 0.9 million shares.
The average shares outstanding at December 31, 2016 and 2015, respectively, does not include an additional 0.3 million shares of common stock, which will be issued to the selling unitholders of Cogent, if the Earnout is achieved as discussed above. At December 31, 2016 and 2015, our shares outstanding plus restricted stock units vested for accounting purposes (i.e. not weighted for the timing of purchases during the year) were 31.8 million and 31.6 million, respectively. See "Note 11—Equity" and "Note 12—Earnings Per Share” to the Consolidated Financial Statements.
2015 versus 2014.  For the year ended December 31, 2015, net income allocated to common stockholders was $25.6 million, or $0.82 per diluted share, as compared to net income allocated to common stockholders of $43.4 million, or $1.43 per diluted share, in 2014. The decrease in net income allocated to common stockholders of $17.8 million principally resulted from the impact on net income of lower revenues and higher non-compensation expenses in 2015 as compared to 2014.
During 2015, our fully diluted average shares outstanding increased by 0.8 million to 31.2 million from 30.4 million in 2014. The increase in our fully diluted average shares outstanding principally related to the recognition of 0.6 million restricted stock unit awards, net of shares deemed repurchased by us for the settlement of employee tax liabilities arising upon the vesting of the awards, and the weighted average impact of the 0.8 million shares issued in April 2015 in conjunction with the acquisition of Cogent. At December 31, 2015 and 2014, our shares outstanding plus restricted stock units vested for accounting purposes (i.e. not weighted for the timing of purchases during the year) were 31.6 million and 30.1 million, respectively.

Geographic Data
For a summary of the total revenues, income before taxes and total assets by geographic region, see “Note 18 — Business Information” to the Consolidated Financial Statements.

Liquidity and Capital Resources
Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At December 31, 2016, we had cash and cash equivalents of $98.3 million, of which $61.4 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
We generate substantially all of our cash from advisory fees. We use our cash primarily for recurring operating expenses and the payment of dividends and non-recurring disbursements such as the repayment of debt obligations, the repurchase of shares of our common stock and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of annual and long-term cash bonus payments, tax payments, dividend payments, debt repayments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2016, we had advisory fees receivable of $68.1 million, including long-term receivables related to our primary capital advisory engagements of $26.1 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2017, we expect to pay cash bonuses and accrued benefits of approximately $26.2 million relating to 2016 compensation to our employees. In addition, we expect to pay approximately $18.0 million in 2017 related to income taxes owed principally in the U.S. and the U.K. for the year ended December 31, 2016.
To provide for working capital needs and other general corporate purposes in the U.S, we have a $70.0 million revolving bank loan facility, which matures on April 30, 2017. Historically, we have been able to extend the maturity date of the revolving bank loan facility for a new one year period shortly before maturity of the exiting loan facility. We expect to renew the revolving bank loan facility for an additional twelve month period through April 2018 and in subsequent future periods although our ability to do so in the future is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate (3.75% at December 31, 2016) or 3.5%. At December 31, 2016, we had $64.1 million outstanding under the revolving bank loan facility.
In addition, to fund the cash portion of the consideration paid for our acquisition of Cogent in April 2015, we borrowed $45.0 million from our bank lender through two bank term loan facilities, each in an original principal amount of $22.5 million. One term loan was paid in full prior to its maturity on April 30, 2016 and the other loan facility is payable in four equal semi-annual installments beginning on October 31, 2016, with a final maturity on April 30, 2018. The first installment of $5.6 million due in October 2016 was paid in August 2016. The bank term loan facilities may be prepaid without penalty but amounts prepaid may not be reborrowed. The interest rate applicable to the bank term loan facility maturing in April 2018 is equal to the Prime Rate plus one and one-quarter percent (1.25%) per annum and will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on such bank term loan facility is $7.5 million or less. The interest rate applicable to the currently outstanding bank term loan facilities can never be less than four percent (4.00%) per annum. As of December 31, 2016, we had $16.9 million outstanding related to the term loan facility with three equal semi-annual installments remaining due on April 30, 2017, October 31, 2017 and April 30, 2018.
Both the revolving bank loan facility and the bank term loan facility are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking fund, cash distributions from G&Co and GCI, and advisory fees receivable of G&Co. In addition, the incurrence of additional indebtedness requires the prior approval of our lender. Further, the Company is required to comply with certain financial and liquidity covenants on a quarterly basis. At December 31, 2016, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
As additional contingent consideration for the purchase of Cogent, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. The cash payment and the issuance of common shares will be made if our secondary capital advisory business achieves a revenue target of $80.0 million during either the two-year period ending March 31, 2017 or the two-year period ending March 31, 2019. If the revenue target is achieved, the contingent consideration will be paid promptly after the period in which it is earned. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two-year Earnout periods, a payment will not be made. In the event the Earnout is achieved we expect the cash payment will be funded through either cash generated from operations, additional borrowings from the revolving bank loan facility, additional bank term borrowing, and/or cash repatriated from abroad. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Operating Results — Non-Compensation Expenses".
Historically, we have generated significant earnings outside of the U.S. and we have repatriated a substantial portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. To the extent we repatriate additional foreign earnings under current U.S. tax law we will be subject to incremental U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the lower rate of tax paid in the foreign jurisdictions. Due to this potential incremental tax burden, it is our intention to retain our foreign earnings offshore indefinitely to reinvest in our non-U.S operations. If we were to repatriate all non-U.S. subsidiary earnings as of December 31, 2016, it would result in approximately $9.1 million of additional U.S. federal tax based on tax rates in effect at the beginning of 2017.
In April 2016, we increased our U.S. revolving loan facility by $20.0 million to $70.0 million and may consider further increasing our borrowing in the future in order to provide adequate financial flexibility in the U.S. without accessing our foreign cash holdings. Over the past few years we have generated a substantial portion of our foreign earnings in the U.K, which is currently subject to tax at a rate of 20%, and scheduled to decline to 19% in 2017 and to 17% in 2020. If the U.S. tax law were to change and corporate federal rates were reduced to a level in the range of 15% to 25%, as have been proposed by U.S. lawmakers, we would not only likely benefit from higher earnings and cash flow as a result, but also we could repatriate cash from overseas to the U.S. with little or no tax increase in order to reduce debt and/or increase returns of capital to shareholders.
Annually, our Board of Directors authorizes a specific dollar amount, which may be used during that calendar year, for the repurchase of our common stock. Any unused portion of the amount authorized is not available for carryover to a future year. For the year ended December 31, 2016, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock. In 2016, we repurchased 891,017 shares of our common stock in open market purchases at an average price of $22.63. Additionally, during the year ended December 31, 2016, we were deemed to have repurchased 319,573 shares of our common stock at an average price of $25.10 per share (for a total cost of $8.0 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units. In aggregate, in 2016, we repurchased 1,210,590 shares of our common stock and common stock equivalents at an average price of $23.28 per share, for a total purchase cost of $28.2 million.
In January 2017, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during the year ended December 31, 2017. In February 2017, we were deemed to have repurchased 423,556 shares of our common stock at an average price of $29.55 per share (for a total cost of $12.5 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested. While we expect to fund future repurchases of our common stock (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. Any future repurchases of our common stock will be dependent upon our cash flow generation and take into account the payment of dividends, repayment of the remaining bank term loan facility, of which at least $11.3 million is scheduled to be repaid in 2017, potential obligations under the Earnout and other relevant factors, including the impact on our cash flow of any changes in U.S. tax law.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at February 15, 2017, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $59.6 million (as calculated based upon the closing share price as of February 15, 2017 of $30.35 per share and assuming a withholding tax rate of 42% consistent with our recent experience) over the next five years, of which an additional $1.5 million will be payable in 2017, $17.2 million will be payable in 2018, $15.9 million will be payable in 2019, $17.1 million will be payable in 2020, $7.6 million will be payable in 2021, and $0.3 million will be payable in 2022. We will realize a corporate income tax deduction concurrently with the cash settlement payments.
As part of its long-term incentive award program, we also grant deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest over a three to five year service period, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Based upon the value of the deferred cash awards outstanding at February 15, 2017, we estimate payments of $36.5 million over the next five years, of which $4.8 million remains payable in 2017, $11.4 million will be payable in 2018, $6.9 million will be payable in 2019, $9.1 million will be payable in 2020, and $4.2 million will be payable in 2021. We will realize a corporate income tax deduction at the time of payment.

Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the years ended December 31, 2016 and 2015, we made dividend distributions of $61.6 million and $58.9 million, respectively, or $1.80 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facility, potential obligations under the Earnout, contractual restrictions and other factors as our Board of Directors may deem relevant.
While we believe that the cash generated from operations and borrowings from the revolving bank loan facility will be sufficient to meet our expected operating needs, tax obligations, bank term loan repayments, common dividend payments, share repurchases, potential obligation under the Earnout and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our current lender will continue to renew our revolving bank loan facility annually on comparable terms, and at the current borrowing amount or at all, and if it is not renewed that we would be able to obtain a new credit facility from a different lender. In that case, we could be required to promptly repatriate foreign earnings, issue additional securities, reduce operating costs or take a combination of these actions, in each case on terms which may not be favorable to us. In the event that we are not able to meet our liquidity needs, we may consider a range of financing alternatives to meet any such needs.
Cash Flows
2016.  Cash and cash equivalents increased by $28.4 million from December 31, 2015, including a decrease of $7.8 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $124.2 million from operating activities, which consisted of $104.1 million from net income after giving effect to the non-cash items and a net decrease in working capital of $20.1 million (principally due to an increase in bonuses payable). We used $0.8 million for investing activities, principally as a result of $1.7 million for leasehold improvements and other capital expenditures, offset in part by distributions from merchant banking fund investments of $0.9 million. We used $87.3 million in financing activities, including $16.9 million for the repayment of the bank term loan facilities, $61.6 million for the payment of dividends, $20.2 million for open market repurchases of our common stock, $8.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $4.9 million of tax costs related to the delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowings of $24.3 million on our revolving bank loan facility.
2015.  Cash and cash equivalents increased by $19.0 million from December 31, 2014, including a decrease of $1.4 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $92.8 million from operating activities, which consisted of $70.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $22.4 million (principally due to a decrease in advisory fees receivable and an increase in income taxes payable). We used $33.5 million for investing activities, principally as a result of the cash payment of $45.3 million for the acquisition of Cogent, including transaction costs, and $2.2 million for leasehold improvements and other capital expenditures, offset in part by the recording of the contingent Earnout at an estimated fair value of $13.6 million and by distributions from merchant banking fund investments of $0.8 million. We used $38.8 million in financing activities, including $58.9 million for the payment of dividends, $11.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $5.9 million of tax costs related to the delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowing of $33.8 million of bank term loan facilities ($45.0 million of bank term loans to finance the acquisition of Cogent, net of a repayment of $11.3 million), and net borrowings of $4.2 million on our revolving bank loan facility.
2014. Cash and cash equivalents increased by $8.3 million from December 31, 2013, including a decrease of $2.6 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $103.3 million from operating activities, which consisted of $96.6 million from net income after giving effect to the non-cash items and a net decrease in working capital of $6.7 million (primarily due to an increase in annual bonuses payable). We used $1.8 million for investing activities, including $2.4 million for leasehold improvements and other capital expenditures, offset in part by distributions from other merchant banking funds of $0.6 million. We used $90.6 million in financing activities, including $56.3 million for the payment of dividends, $15.4 million for open market repurchases of our common stock and $20.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $2.9 million of tax costs related to the delivery of restricted stock units at a vesting price lower than the grant price, partially offset by net borrowings on our revolving bank loan facility of $4.8 million.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2016:

		Payment Due by Period
Contractual Obligations		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
		(in millions)
Operating lease obligations		$58.2	$14.8	$25.0	$11.8	$6.6
Bank revolving loan facility		64.1	64.1	—	—	—
Bank term loan facility		16.9	$11.3	$5.6	$—	$—
Total	(a) (b)	$139.2	$90.2	$30.6	$11.8	$6.6

_____________________________________________

(a)
As additional contingent consideration for the purchase of Cogent, we agreed to pay $18.9 million in cash in the future if the Earnout is achieved. The payment will be made if our secondary capital advisory business achieves a revenue target of $80.0 million during either the two-year period ending March 31, 2017 or the two-year period ending March 31, 2019. If the revenue target is achieved, the contingent consideration will be paid promptly after the period in which it is earned. If the revenue target is achieved during both Earnout periods, only one payment will be made at the end of the first Earnout period. If the revenue target is not achieved during either of the two-year Earnout periods, a payment will not be made. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Operating Results — Non-Compensation Expenses".

(b)
Total contractual obligations are recorded at their gross amount and have not been reduced by approximately $1.9 million in minimum sublease rentals due during the period 2017 to 2019 under sublease obligations related to space formerly occupied by Cogent personnel in New York and London.

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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange in the major markets in which we operate between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 37% of our revenues for the year ended December 31, 2016 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, which included the United Kingdom, Europe, and Australia. During the year ended December 31, 2016, as compared to 2015, the value of the U.S. dollar strengthened relative to the pound sterling and remained relatively constant with the Australian dollar and euro. In aggregate, although there was a negative impact on our revenues in 2016 as compared to 2015 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant due to the timing of receipts and the mix of currencies we received, including the negotiation for the payment of certain foreign transaction fees in U.S. dollars. Further, because our operating costs in foreign jurisdictions are denominated in local currency we are effectively internally hedged against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

Critical Accounting Policies and Estimates
Management's discussion and analysis of its results of operation and financial condition is based on our Consolidated Financial Statements that have been prepared in accordance with GAAP in the United States, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in the Consolidated Financial Statements. Management employs judgment in making these estimates in consideration of historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates and assumptions, and any such differences could be material to the Consolidated Financial Statements. Descriptions of our critical accounting policies and estimates, which we believe are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, are set forth below in "Part IV — Item 15 — Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies” and are incorporated by reference herein.

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
In addition, on August 5, 2016 our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

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

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE
The Board of Directors conducts its business through meetings of the Board and the following standing committees: Audit, Compensation, and Nominating and Governance. Each of the standing committees has adopted and operates under a written charter. Our Corporate Governance Guidelines also provide for a Lead Independent Director. All of our corporate governance documents, including our written committee charters, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and our Related Person Transaction Policy, are available on our website at www.greenhill.com. The written charters, the Guidelines, the Code and the Related Person Transaction Policy are also available in print to any stockholder who requests them.

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
Mr. Blakely currently serves on the audit committees of four public companies, including Greenhill, but is stepping down from the Audit Committee effective as of March 1, 2017. The Board of Directors has appointed Mr. Goldstone to replace Mr. Blakely on the Audit Committee effective as of such date. Our Board of Directors had discussed with Mr. Blakely the time and effort required to be devoted by Mr. Blakely to his service on these committees and had affirmatively determined that such services do not impair Mr. Blakely’s ability to serve as an effective member of Greenhill’s Audit Committee. Furthermore, the Board of Directors has determined that Mr. Goldstone is “independent” as that term is defined in the applicable New York Stock Exchange listing standards and regulations of the Securities and Exchange Commission and is financially literate as required by the applicable New York Stock Exchange listing standards.
The Audit Committee’s purpose is to oversee the independent auditor’s qualifications, independence and performance, the integrity of our financial statements, the performance of our internal audit function and independent auditors and compliance with legal and regulatory requirements. The Audit Committee has sole authority to retain and terminate the independent auditors and is directly responsible for the compensation and oversight of the work of the independent auditors. The Audit Committee reviews and discusses with management and the independent auditors the annual audited and quarterly financial statements, reviews the integrity of the financial reporting processes, both internal and external, and prepares the Audit Committee Report included in the proxy statement in accordance with the rules and regulations of the Securities and Exchange Commission. The Audit Committee met five times during 2016. In addition, the SEC Subcommittee of the Audit Committee, which is responsible for reviewing periodic reports of Greenhill filed with the SEC, met three times during 2016. Mr. Key is the sole member of the SEC Subcommittee, although other Audit Committee members participate in SEC Subcommittee meetings from time to time.

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
The Board of Directors has determined that all members of the Compensation Committee are “independent” as that term is defined in applicable New York Stock Exchange listing standards. The Compensation Committee oversees our compensation and benefits policies generally, evaluates senior executive performance, oversees and sets compensation for our senior executives and reviews management’s succession plan. The Compensation Committee evaluates our compensation philosophy, goals and objectives generally, and it approves corporate goals related to the compensation of our senior executives (including the Chief Executive Officer), approves compensation and compensatory arrangements applicable to our other executive officers based on our compensation goals and objectives. See “Executive Compensation—Compensation Discussion and Analysis” for more information on the Compensation Committee’s role in determining compensation. In addition, the Compensation Committee is responsible for reviewing and recommending the establishment of broad-based incentive compensation, equity-based, retirement or other material employee benefit plans, and for discharging any duties under the terms of our equity incentive plan. The Compensation Committee met three times during 2016.
Nominating and Governance Committee
Members:
Robert T. Blakely (Chairman)
Steven F. Goldstone
Stephen L. Key
Karen P. Robards
The Board of Directors has determined that all members of the Nominating and Governance Committee are “independent” as that term is defined in applicable New York Stock Exchange listing standards. The Nominating and Governance Committee identifies and recommends individuals qualified to become members of the Board of Directors and recommends to the Board sound corporate governance principles and practices for Greenhill. In particular, the Committee assesses the independence of all Board members, identifies and evaluates candidates for nomination as directors, recommends the slate of director nominees for election at the annual meeting of stockholders and to fill vacancies between annual meetings, recommends qualified members of the Board for membership on committees, oversees the director orientation and continuing education programs, reviews the Board’s committee structure, reviews and assesses the adequacy of our Corporate Governance Guidelines, evaluates the annual evaluation process for the Board and Board committees and is charged with overseeing our Related Person Transaction Policy. The Nominating and Governance Committee met two times during 2016.

Meeting Attendance
Our Corporate Governance Guidelines provide that our directors are expected to attend meetings of the Board and of the committees on which they serve. We do not have a policy requiring directors to attend our annual meeting of stockholders. The Board met seven times during 2016. Five of our directors attended the annual meeting of stockholders in 2016, and all of our directors attended at least 75% of the Board and committee meetings on which the directors served.

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

(5)
Monitor, with the assistance of the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel, communications from stockholders and other interested parties, report on such communications to the other directors as he or she considers appropriate, and be available, when appropriate, for consultation and direct communication with stockholders;

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
The Board of Directors has delegated risk management and oversight to the Audit Committee. The Audit Committee receives regular reports on risk matters, including financial, legal and regulatory risks, at its quarterly meetings. The Audit Committee also receives an annual report on legal, regulatory and compliance matters from the Greenhill Global Compliance Committee. The Audit Committee oversees the Company’s periodic risk assessments and risk-based internal audits. In addition, the Audit Committee meets regularly with the Chief Compliance Officer, principal accounting officer and General Counsel of Greenhill as well as its external and internal auditors, to discuss issues related to risk management. The Audit Committee, in turn, reports any material risk issues which may arise to the full Board of Directors. The Board of Directors' administration of risk oversight has no impact on its leadership structure.

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

Item 11.  Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis, or CD&A, describes our compensation objectives and programs for our “named executive officers” or “NEOs.” The CD&A also describes the specific decisions, and the process supporting those decisions, which were made in respect to 2016 for the NEOs.
For 2016, our NEOs were:

•	Scott L. Bok, Chief Executive Officer (“CEO”);

•	Kevin M. Costantino, President;

•	David A. Wyles, President; and

•	Harold J. Rodriguez, Jr., Chief Financial Officer and Chief Operating Officer.
In addition, Christopher T. Grubb and Patricia Moran were NEOs for a portion of 2016. Mr. Grubb stepped down as Chief Financial Officer and ceased to be an executive officer effective as of August 7, 2016. He is currently serving as a Managing Director with a primary focus on restructuring advisory work. Ms. Moran resigned as Chief Legal Officer and Secretary and ceased to be an executive officer effective as of October 24, 2016. Ms. Moran is currently employed as a Senior Advisor through April 30, 2017.

CD&A Table of Contents
To assist in finding important information, we call your attention to the following sections of our CD&A:

Executive Summary
Greenhill’s Business and Strategy. Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Sweden, and the United Kingdom.
Greenhill is a unique global investment banking firm, not only in relation to the large integrated, or "bulge bracket", institutions which engage in commercial lending, underwriting, research, sales and trading and other businesses, but also in relation to other so called "independent" investment banks, many of which engage in investment management, research and capital markets businesses, all of which can create conflicts with clients' interests. Our business strategy is to (i) operate as a pure advisory firm, which minimizes conflicts and emphasizes our focus on client service, (ii) operate globally, with a presence in all major markets, (iii) emphasize larger transactions, which enhances fee opportunities, (iv) continue to expand our business organically and through strategic acquisitions and (v) maintain our conservative policies of no net debt and GAAP profitability.
2016 Performance Highlights. Our 2016 financial results reflected a strong operational year in all respects. Our consistent goal over time has been to provide our stockholders with prudent growth, robust profitability and strong return of capital, and we accomplished all three of those objectives in 2016 despite volatile markets, reduced M&A activity globally, a strong dollar that diminished the value of advisory fees earned in other currencies, and the outcome of the Brexit referendum.

•	Total annual revenues of $335.5 million in 2016, the second highest in the Firm's history

•	29% increase in annual advisory revenues from 2015 to 2016, the best reported by any of our peers or larger integrated banks, despite a decline in industry-wide advisory revenues

•
26% pre-tax profit margin in 2016, and we have achieved a pre-tax profit margin of 25% or better in seven of the past ten years, which is a higher margin than most of our peers have achieved in even a single year

•	Diluted earnings per share of $1.89 in 2016, more than double $0.82 in prior year

•
Strong cash flow, which translated into a strong return of capital to stockholders, including the repurchase of 1.2 million shares or share equivalents in addition to paying our substantial dividend; our share count has only increased approximately 4% since our IPO in 2004, despite significant issuances for acquisitions and compensation

•	Maintained a dividend with the highest yield among our peers

•
6 Managing Directors recruited, adding to our capabilities in Canada, Latin America, the United Kingdom and the energy and chemicals sectors in the United States, plus 10 internal promotions to Managing Director of "homegrown" talent

Executive Pay Program Updates and 2016 Say on Pay Vote. At our 2016 Annual Stockholders Meeting, approximately 68% of votes cast supported Greenhill’s executive compensation program. This included the support of 18 of our 25 largest stockholders (excluding management), and reflected an improvement versus the prior year.
Over the past two years, our Compensation Committee, working with management, has undertaken a review of our executive compensation programs. This effort included discussions with institutional stockholders and their corporate governance groups specifically regarding executive compensation, analysis of market practices at peer companies, and retention by the Compensation Committee of an independent compensation consultant. The objective of the investor outreach was to understand the factors our stockholders consider to be most important when evaluating our executive compensation program. We learned that stockholders were not seeking major changes to our executive compensation program, but rather that they had some ideas to refine and improve the program, often specific to CEO pay. Major stockholders were not prescriptive about plan design. Instead, they were more interested to see that the results and outcomes delivered by the plans were appropriately aligned with Firm-wide and individual performance.

We took action in response to investor feedback:

Feedback We Received	Action Taken by Compensation Committee (2015-16)
Performance versus pre-established financial targets should be considered when determining CEO bonus.
During the first quarter of 2016, the Compensation Committee set Firm-wide 2016 revenue and pre-tax margin goals and committed to consider performance versus these goals when determining the CEO bonus for 2016.

A portion of CEO compensation should be more closely linked to multi-year Firm-wide results.
Awarded performance-based restricted stock units (“PRSUs”) to our CEO in January 2016, with payout contingent on Firm-wide performance related pre-defined three-year goals. To be transparent regarding the rigor of these new, multi-year Firm-wide goals (revenue, pre-tax margin, and total stockholder return), they are disclosed below, on a prospective basis.

There should be increased independence in Board leadership.	Appointed Steven Goldstone, one of our independent outside directors, as our Lead Independent Director and amended our corporate governance guidelines to account for this new Board structure.
Provide more “user-friendly” compensation disclosure.
Substantially redesigned our CD&A, including the addition of an executive summary, increased detail regarding stockholder outreach, and disclosure of multi-year goals for revenue, pre-tax margin, and total stockholder return.

Key Compensation Practices. Key executive compensation practices are summarized below. We believe these practices promote alignment with the interests of our stockholders.

What We Do

We focus on variable versus fixed compensation. 100% of CEO variable compensation is equity-based and no perquisites are provided.	We seek to offset the impact of equity compensation awards by repurchasing shares of our common stock and maintaining a flat, or near flat, share count.
Beginning in 2016, granted PRSUs as part of CEO’s compensation, with prospective disclosure of multi- year, Firm-wide performance goals.	Review and consider stockholder feedback in structuring executive compensation.
Beginning with the 2016 performance year, considered pre-set Firm-wide financial goals when determining CEO bonus.	Prudently exercise discretion to be responsive to the cyclical nature of our business and advance our goal of operating as a meritocracy.
Retain an independent compensation consultant to assist the Compensation Committee.	Apply double-trigger vesting for equity awards under a change in control scenario.
Broad ability of Compensation Committee to clawback deferred retention compensation, which is the largest component of NEO compensation.	Design incentive compensation plans that allow us to maximize tax deductibility.
Apply multi-year vesting requirements to equity awards, generally 3-5 years.	Maintain stock ownership guidelines for all NEOs; CEO requirement is10x salary.
Anti-hedging policy.	Anti-pledging policy.

What We Don’t Do

No guaranteed bonus arrangements.	No perquisites.

No tax gross-ups.	No severance agreements.

No single trigger vesting on change in control.	No pension benefits.

No hedging or pledging permitted.	No repricing of underwater stock options without stockholder approval.

Process For Reviewing Executive Performance and Determining Executive Compensation
Compensation Philosophy. Our compensation program is designed to attract, retain and motivate our professionals, reward the achievement of business results through the delivery of competitive pay and align the aggregate compensation of our employees through incentive programs with both individual and company performance.
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

Compensation Track Record. Using GAAP figures, our ratio of compensation to revenues has ranged from 53% to 56% over the past several years and it is our goal to maintain a ratio over time at the lower end of this range, which will be dependent upon our revenue generation, changes in headcount and other factors.  We will balance this goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to expand our industry expertise and geographic reach.
Compensation Process. The Compensation Committee, which consists entirely of independent outside directors, has the overall responsibility for evaluating and approving our executive officer base salaries, annual and long-term incentive compensation, and other compensation plans, policies and programs. The Compensation Committee maintains a dialogue with our management and its independent consultant regarding compensation, industry practices and the contributions of individual executives, all of which are taken into account in determining compensation. Scott Bok, our Chief Executive Officer, after consulting with other key executives, makes recommendations to the Compensation Committee regarding both the form and amount of base salary and annual and long-term incentive compensation for each named executive officer and other senior professionals each year. In preparation for making such recommendations, our management reviews information regarding compensation levels at our peers, as described below. In making awards to any individual, the Compensation Committee does not consider his or her gains, or failure to achieve gains, on prior stock-based awards.
Incentive compensation awards are generally granted once at the beginning of each calendar year in respect of performance for the preceding year; on a limited basis, additional awards may be provided at other times of the year for recognition or to support retention. The purpose of incentive compensation awards is to reward our professionals for their contribution to our business in the preceding year and to encourage the long-term retention of our valued professionals.
For the 2016 performance year, as described below, 100% of incentive compensation for our CEO was awarded in the form of RSUs which cliff vest following three years. Incentive compensation for our other Named Executive Officers, as described below, was awarded 29% to 45% in the form of cash bonuses paid in February 2017 and 55% to 71% in the form of deferred compensation.  Deferred compensation consisted of 60% RSUs and cash, both of which vest annually over four years. The RSU awards, granted based on an assessment of 2016 performance, further align our Named Executive Officers with our stockholders and also support retention. The deferred cash awards, granted based on an assessment of 2016 performance, support retention and also a predictable cash flow for our non-CEO Named Executive Officers following the required service period.
In making its final determinations, our Compensation Committee initially evaluates the Firm’s financial results and strategic development, as measured by revenue growth, pre-tax profit margin, and return of capital to stockholders, and implications of its decisions on total compensation expense as a percent of total revenue in any given year (i.e., the compensation ratio).

In approving compensation decisions with respect to 2016, our Compensation Committee considered a variety of factors, including the following: (i) the Firm’s advisory revenues increased 29% versus the prior year, the best reported by any of our peers, despite a decline in industry-wide advisory revenues; (ii) the Firm’s pre-tax profit margin of 26%, which was our best in several years, and in seven of the past ten years we have had a pre-tax margin of 25% or higher, which is a higher margin on a GAAP basis than most of our peers have achieved in even a single year; (iii) the Firm again achieved its long-term objective of maintaining a strong dividend; and (iv) the Firm’s share price performance over the course of the calendar year. The Compensation Committee also took note, with respect to those named executive officers who are actively involved in advising clients and generating revenue (our Chief Executive Officer and our Presidents) of their individual contributions to building client relationships, winning assignments, executing transactions and generating revenue for the Firm.
With respect to our Chief Executive Officer, in particular, the Compensation Committee determined his 2016 compensation on the merits of his performance both as an executive in relation to the Firm’s overall results and as an investment banker. During the first quarter of 2016, the Compensation Committee set Firm-wide revenue and pre-tax margin targets for the 2016 performance year, and committed to consider results against these pre-established targets when determining Mr. Bok’s bonus for 2016 performance. The revenue target was $299.3 million (compared to 2015 Firm-wide revenue of $260.3 million) and the pre-tax profit margin target was 25% (compared to 2015 Firm-wide pre-tax margin of 17%). As described above under 2016 Performance Highlights, the Firm had 2016 revenues and pre-tax margin of $335.5 million and 26%, respectively. The Compensation Committee noted that pre-established 2016 financial performance goals were exceeded. The Compensation Committee also noted that, with respect to his management responsibilities, Mr. Bok played an instrumental role in driving the Firm's increased revenues and managing the Firm’s cost structure such that it again achieved a leading profit margin among our peers and maintained its strong dividend. In addition, the Compensation Committee noted that Mr. Bok has continued to maintain strong and productive relationships with the Firm’s regional and industry sector leaders around the world, as well as with stockholders, investment analysts, the press and other relevant constituencies. With respect to his client responsibilities, the Compensation Committee noted that Mr. Bok had initiated and led the Firm’s efforts on some of its most important announced transactions for clients in 2016, and that he played an active role in assisting many of our senior professionals around the world in advancing their client relationships, winning assignments and executing transactions. In addition to the foregoing factors regarding Mr. Bok’s individual performance as a professional advising Firm clients and his role as CEO in managing the Firm, in determining Mr. Bok’s compensation, the Compensation Committee considered the Firm’s performance in 2016 and over time, and the need to retain Mr. Bok’s services as Chief Executive Officer of the Firm. In light of the Firm’s overall performance in 2016, the Compensation Committee determined that an overall increase in Mr. Bok’s compensation for 2016 compared to 2015 would be appropriate, based on both Firm-wide and individual performance.
Independent Consultant. The Compensation Committee has the authority to retain and terminate a compensation consultant, and to approve the consultant’s fees and all other terms of its engagement. During 2016, the Compensation Committee continued to directly retain Compensation Advisory Partners LLC (“CAP”) as its independent compensation consultant. CAP assisted the

Compensation Committee by preparing analyses and making recommendations to inform the Compensation Committee’s decisions, in particular related to CEO compensation. The Compensation Committee assessed the independence of CAP pursuant to SEC and NYSE rules, and concluded that no conflict of interest exists that would prevent CAP from providing independent advice to the Compensation Committee. CAP met with the Compensation Committee, and with the Committee Chair, outside the presence of management and will perform no other services for the Firm without the consent of the Chair of the Compensation Committee.

2016 Total Direct Compensation
CEO Compensation. Mr. Bok's salary was fixed at the time of our IPO in 2004 and has not increased since that time. Mr. Bok's bonus compensation has been in the form of RSUs, with no cash bonuses paid, for more than five years. Providing Mr. Bok's bonus in equity rather than cash directly aligned nearly all of his compensation with the interests of our stockholders.
The following table shows the base salary and incentive compensation awarded to our CEO for the 2016, 2015 and 2014 fiscal years, considering annual performance outcomes, in the manner it was considered by the Compensation Committee. This table shows incentive compensation in the performance year to which it relates and, accordingly, among other things, differs from (and does not replace) that contained in the Summary Compensation Table.

Year	Salary	Cash Bonus	Deferred RSUs [1]	Total Annual Pay	Change vs. 2015	Change vs. 2014
2016	$600,000	$0	$3,400,000	$4,000,000	60%	23%
2015	$600,000	$0	$1,900,000	$2,500,000	n/a	-23%
2014	$600,000	$0	$2,650,000	$3,250,000	n/a	n/a
1 Inclusive of $1,000 in a matching contribution to Mr. Bok’s 401(k) Profit Sharing Plan.
In addition, our Compensation Committee, in consultation with CAP, introduced performance-based restricted stock awards, or PRSUs, as part of our CEO’s long-term incentive compensation beginning in 2016, considering 2015 performance, as disclosed and discussed in our 2016 Compensation Discussion and Analysis. Compensation actually realized by our CEO from this PRSU award will not be known until the 2018 fiscal year is complete, as payout, if any, is linked to multi-year (2016 to 2018), Firm-wide, revenue, pre-tax profit and total stockholder return (“TSR”) goals. The PRSU award is fully at-risk based on performance outcomes over the three-year performance period; i.e., if the achievement of any of the multi-year performance metrics is below the respective threshold three-year goal, the payout factor for such performance metric will be 0%. Please see "CEO PRSU Award" below for additional details on Mr. Bok's prospective PRSU award.
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
Mr. Costantino. In recommending annual incentive compensation for Mr. Costantino, Mr. Bok considered Mr. Costantino’s role as a senior banker developing key client relationships, executing client engagements and generating revenue, while also playing a senior management and leadership role within the Firm. As President, Mr. Costantino plays a central role in managing key client relationships, in monitoring business activity across the Firm, in managing Firm personnel, in recruiting new talent to the Firm and in pursuing new strategic opportunities for the Firm. The Compensation Committee approved $600,000 of base compensation and the following incentive compensation for Mr. Costantino for his performance in 2016: a cash award of $399,000 that is payable in February 2017, and deferred compensation awards valued at $1,000,000, consisting of an RSU award valued at $600,000 that will vest over four years and a deferred cash award of $400,000 that vests under the same terms as the RSU award, which total deferred compensation awards constituted approximately 70% of Mr. Costantino’s total incentive compensation for 2016.
Mr. Wyles. In recommending annual incentive compensation for Mr. Wyles, Mr. Bok considered Mr. Wyles’ role as a senior banker developing key client relationships, executing client engagements and generating revenue, while also playing a senior management and leadership role within the Firm. As President, Mr. Wyles plays a central role in managing key client relationships, in monitoring business activity across the Firm, in managing Firm personnel, in recruiting new talent to the Firm and in pursuing new strategic opportunities for the Firm. The Compensation Committee approved $535,541 of base compensation and the following incentive compensation for Mr. Wyles for his performance in 2016: a cash award of $1,945,678, consisting of $900,000 that was paid in August 2016 and $1,045,678 that is payable in February 2017, and deferred compensation awards valued at $2,500,000, consisting of an RSU award valued at $1,500,000 that will vest over four years and a deferred cash award of $1,000,000 that vests under the same terms as the RSU award, which total deferred compensation awards constituted approximately 56% of Mr. Wyles’ total incentive compensation for 2016.

Mr. Rodriguez. In recommending annual incentive compensation for Mr. Rodriguez, Mr. Bok considered the various roles that Mr. Rodriguez performs for the Firm, including as Chief Operating Officer and Chief Compliance Officer, and, effective August 7, 2016, as Chief Financial Officer. Among other things, he considered Mr. Rodriguez’s responsibility for corporate finance and accounting at the Firm, managing the Firm’s expenses apart from compensation, ongoing management and oversight of the operating risks of the business, and establishing and implementing uniform internal policies within the Firm. The Compensation Committee approved $600,000 of base compensation and the following incentive compensation for Mr. Rodriguez for his performance in 2016: a cash award of $524,000 that is payable in February 2017, and deferred compensation awards valued at $1,125,000, consisting of an RSU award valued at $675,000 that will vest over four years and a deferred cash award of $450,000 that vests under the same terms as the RSU award, which total deferred compensation awards constituted approximately 68% of Mr. Rodriguez’s total incentive compensation for 2016.
Mr. Grubb. In recommending annual incentive compensation for Mr. Grubb, Mr. Bok considered Mr. Grubb’s roles as the Firm’s Chief Financial Officer, as the Firm’s primary spokesman with stockholders and prospective investors, and as a senior banker within the Firm’s corporate advisory business, with a focus on restructuring advisory work. In particular, he considered Mr. Grubb’s role in developing key client relationships, executing client engagements and generating revenue, alongside his management and administrative responsibilities. The Compensation Committee approved $600,000 of base compensation and the following incentive compensation for Mr. Grubb for his performance in 2016: a cash award of $749,000 that is payable in February 2017, and deferred compensation awards valued at $900,000, consisting of an RSU award valued at $540,000 that will vest over four years and a deferred cash award of $360,000 that vests under the same terms as the RSU award, which total deferred compensation awards constituted approximately 55% of Mr. Grubb’s total incentive compensation for 2016.
Ms. Moran. In connection with Ms. Moran's move to a Senior Advisor role, the Firm entered into an agreement with Ms. Moran under which it will pay Ms. Moran (i) her current base salary through April 30, 2017, (ii) a cash bonus in relation to the 2016 calendar year of $1.0 million, payable on or before February 28, 2017, and (iii) a separation cash payment of $1.25 million on or about April 30, 2017. Payments associated with the agreement are included in the Summary Compensation Table below.
Changes in our Executive Officer Team in 2016.
Effective as of August 7, 2016, Harold J. Rodriguez, Jr. was appointed as our new Chief Financial Officer and Christopher T. Grubb stepped down after four years of serving in that role in order to return to a full-time focus on client advisory activities, with a primary focus on restructuring advisory work.
Effective as of October 24, 2016, Patricia Moran resigned as our Chief Legal Officer and Secretary. Ms. Moran has agreed to continue with the Firm in a Senior Advisor role through April 30, 2017, in order to assist in the transition of her responsibilities.

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
Relative Performance. When reviewing relative performance, we generally reference other public, independent investment banks: Lazard, Evercore Partners, Moelis & Co. and, commencing in 2015, PJT Partners and Houlihan Lokey.
Relative Pay Levels/Practices. Over the past two years, the Compensation Committee, working with management, developed a group of peer companies which it believes provides a meaningful gauge of current pay practices and levels, as well as overall compensation trends: Lazard, Evercore Partners, Moelis & Co., PJT Partners, Houlihan Lokey, Stifel Financial Corp., and Cowen Group. For purposes of 2016 compensation, the Committee reviewed an analysis prepared by CAP regarding CEO compensation levels for 2015 (the most recent year for which comprehensive data for our peers was available), and indicative trends for 2016 year-end compensation decisions, for comparable positions at these firms. In the CAP analysis, the compensation of our CEO was found to be below 25th percentile, which aligned with the relative size of our firm on a revenue basis. We considered the level of compensation paid by the firms in the peer group in connection with our 2016 compensation decisions; however, the Compensation Committee did not target compensation at a particular level relative to the peer group. This information was one of several data points considered. To the extent investors use a peer group for the Firm to benchmark pay levels or pay practices, we believe this is a reasonable group of companies, considering size and business model.

CEO PRSU Award
Our Compensation Committee, in consultation with CAP, introduced performance-based restricted stock awards, or PRSUs, as part of our CEO’s long-term incentive compensation beginning in 2016, considering 2015 performance. In designing the PRSU award, the Compensation Committee targeted performance goals that would both advance our business objectives and be responsive to stockholder feedback. The PRSUs tie compensation outcomes for our CEO from 2016 to 2018 to multi-year revenue, pre-tax profit and total stockholder return (“TSR”) goals, each equally weighted, as specifically described below. We believe these three-year goals are rigorous.

2016-2018 Performance Period	Average Annual Revenue as a Multiple of 2015	Pre-Tax Margin	Total Stockholder Return (CAGR)
Threshold Goal (Payout Factor = 50%)	1.1x	22.0%	10.0%
Target Goal (Payout Factor = 100%)	1.15x	25.0%	15.0%
Upside Goal (Payout Factor = 200%)	1.2x	26.0%	20.0%
Maximum Goal (Payout Factor = 250%)	1.25x	28.0%	25.0%
Any compensation ultimately earned for this award will be based on performance during 2016, 2017 and 2018. In measuring the achievement against the goals for each performance metric and calculating the related payout factors, achievement will be linearly interpolated between the percentages set forth in the table above based on actual results as determined and certified by the Compensation Committee. If the achievement of a performance metric is below the threshold goal, the payout factor for such performance metric will be 0%. The maximum payout under the award is 250% the target number of stock units, plus the cumulative dividends paid on the underlying shares during the performance period.
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
Clawbacks. The Compensation Committee, in cases where it reasonably determines to be appropriate (not only in cases of narrowly defined actions by the named executive officer or employee that would constitute “cause” for termination), has discretion to cancel all unvested deferred compensation awards upon termination of a named executive officer or employee. Because a significant portion of compensation to named executive officers and other senior professionals is in the form of deferred compensation awards, the Compensation Committee effectively has the ability to terminate unvested deferred compensation awards and thereby clawback a significant portion of all compensation awarded to an individual in the prior five years.
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
The Compensation Committee reviews the ownership level for covered executives each year, using a twelve month average stock price. As of the measurement of ownership for 2016, all NEOs were in compliance with the guidelines. Scott Bok, our Chief Executive Officer, holds Firm common stock and RSUs with a value that significantly exceeds his requirement. “Securities,” for purposes of the stock ownership guidelines, includes shares of common stock or other securities of the Firm, RSUs, stock options or other stock-linked equity awards, held directly or indirectly, whether vested or unvested.

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
Risk Related to Compensation Policies. Our Firm-wide year-end discretionary compensation program is designed to reflect the performance of the Firm and the performance of the individual employee, and we believe its design discourages excessive risk taking. For example, paying a significant portion of our year-end compensation in the form of deferred compensation awards, including, with respect to our CEO, PRSUs, all with multi-year vesting periods, encourages each of our senior professionals to be sensitive to long-term risk outcomes, as the value of their awards increase or decrease with the price of our common stock. Our named executive officers are prohibited from hedging or pledging their stock and are subject to stock ownership requirements. We believe these criteria will provide our employees additional incentives to prudently manage the range of risks inherent in our business. Based on this, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Firm.

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
Compensation Committee of the Board of Directors of Greenhill & Co., Inc.
Steven F. Goldstone, Chairman
Stephen L. Key
Robert T. Blakely

EXECUTIVE COMPENSATION TABLES
2016 Summary Compensation Table (1)

Name	Year	Salary	Bonus		Stock Awards (2)		Non-Equity Incentive Plan Compensation		All Other Compen-sation		Total
Scott L. Bok	2016	$600,000	$—		$3,946,721	(16)	$—		$581,187	(19)	$5,127,908
Chief Executive Officer	2015	600,000	—		2,649,000		—		498,358	(19)	3,747,358
	2014	600,000	—		2,499,000		—		497,732	(19)	3,596,732

Kevin M. Costantino (3)	2016	600,000	399,000	(7)	1,099,000		—		145,601	(20)	2,243,601
President	2015	500,000	100,000	(8)	620,000		—		69,589	(20)	1,289,589
	2014	464,913	—		824,000		175,915	(17)	48,183	(20)	1,513,011

David A. Wyles (4)	2016	535,541	1,945,678	(9)	1,902,857		—		381,184	(21)	4,765,260
President	2015	577,735	358,017	(10)	2,800,000		—		303,761	(21)	4,039,513
	2014	619,162	—		2,476,097		—		206,263	(21)	3,301,522

Harold J. Rodriguez, Jr.	2016	600,000	524,000	(11)	1,049,000		—		245,611	(22)	2,418,611
Chief Financial Officer	2015	600,000	—		1,049,000		—		179,823	(22)	1,828,823
	2014	600,000	—		999,000		—		130,454	(22)	1,729,454

Christopher T. Grubb (5)	2016	600,000	749,000	(12)	1,099,000		—		139,942	(23)	2,587,942
Former Chief Financial Officer	2015	500,000	—		600,000		—		62,555	(23)	1,162,555
	2014	500,000	—		764,000		99,000	(18)	40,829	(23)	1,403,829

Patricia Moran (6)	2016	600,000	1,000,000	(13)	—		—		98,929	(24)	1,698,929
Former Chief Legal Officer and Secretary	2015	600,000	199,500	(14)	460,000		—		40,672	(24)	1,300,172
	2014	429,615	259,385	(15)	500,000		—		10,137	(24)	1,199,137

(1)
Our named executive officers for 2016 are Messrs. Bok, Costantino, Wyles, Rodriguez and Grubb and Ms. Moran. Mr. Grubb stepped down as Chief Financial Officer and ceased to be an executive officer effective as of August 7, 2016. He is currently a Managing Director with a primary focus on restructuring advisory work. Ms. Moran resigned as Chief Legal Officer and Secretary and ceased to be an executive officer effective as of October 24, 2016. Ms. Moran has agreed to continue with the Firm in a Senior Advisor role through April 30, 2017, in order to assist in the transition of her responsibilities.

(2)
These amounts reflect the aggregate grant date fair value determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 of awards made pursuant to our Equity Incentive Plan in the referenced fiscal year. See footnotes 2 (Summary of Significant Accounting Policies) and 14 (Deferred Compensation—Restricted Stock Units) to our financial statements for the year ended December 31, 2016 included in our Form 10-K filed with the Securities and Exchange Commission. In addition, on January 26, 2017, the named executive officers and Christopher T. Grubb were granted additional awards of RSUs under our Equity Incentive Plan in respect of 2016 performance as follows: Mr. Bok, 119,054 RSUs; Mr. Costantino, 21,016 RSUs; Mr. Wyles, 52,539 RSUs; Mr. Rodriguez, 23,643 RSUs; and Mr. Grubb, 18,914 RSUs. Mr. Bok’s awards will vest fully on January 1, 2020. With respect to the other named executive officers, their awards will vest over four years as follows: 20% will vest on January 1, 2018, 20% will vest on January 1, 2019, 30% will vest on January 1, 2020 and 30% will vest on January 1, 2021.

(3)	Mr. Costantino was appointed President effective as of July 23, 2015.

(4)	Mr. Wyles was appointed President effective as of July 23, 2015.

(5)
Under SEC rules, Greenhill's 2016 named executive officers include Mr. Grubb, notwithstanding that effective as of August 7, 2016, Mr. Grubb stepped down as Chief Financial Officer and therefore is no longer an executive officer of Greenhill. Mr. Grubb is currently a Managing Director with a primary focus on restructuring advisory work.

(6)
Under SEC rules, Greenhill's 2016 named executive officers include Ms. Moran, notwithstanding that effective as of October 24, 2016, she resigned as Chief Legal Officer and Secretary and therefore is no longer an executive officer of Greenhill. Ms. Moran has agreed to continue with the Firm in a Senior Advisor role through April 30, 2017, in order to assist in the transition of her responsibilities.

(7)	This amount reflects the cash bonus awarded to Mr. Costantino in 2017 in respect of 2016 performance.

(8)	This amount reflects the cash bonus awarded to Mr. Costantino in 2015 in respect of 2015 performance.

(9)	This amount reflects the cash bonuses of $900,000 awarded to Mr. Wyles in 2016 and $1,045,678 awarded to Mr. Wyles in 2017, respectively, in respect of 2016 performance.

(10)	This amount reflects the cash bonus awarded to Mr. Wyles in 2015 in respect of 2015 performance.

(11)	This amount reflects the cash bonus awarded to Mr. Rodriguez in 2017 in respect of 2016 performance.

(12)	This amount reflects the cash bonus awarded to Mr. Grubb in 2017 in respect of 2016 performance.

(13)	This amount reflects the cash bonus awarded to Ms. Moran in respect of 2016 performance, pursuant to the terms of her agreement with Greenhill.

(14)	This amount reflects the cash bonus awarded to Ms. Moran in respect of 2015 performance, pursuant to the terms of her offer letter.

(15)	This amount reflects the cash bonus awarded to Ms. Moran in respect of 2014 performance, pursuant to the terms of her offer letter.

(16)
On January 27, 2016, Mr. Bok was granted 115,473 Performance-Based Restricted Stock Units (“PRSUs”) in respect of 2015 performance. See "Compensation Discussion and Analysis" above for more information regarding the PRSUs. The PRSUs have a grant date valuation of $21.65 per share and three equally weighted performance targets over a three year period (2016-2018) with a maximum grant of 288,683 shares or $6,250,000 plus the cumulative dividends paid on the underlying shares. One of the performance targets relates to a compounded total shareholder return and thus, contains a market condition under the definitions of Accounting Standards Codification (ASC) Topic 718 which requires a grant date fair value ($9.90) to be determined for financial reporting purposes.

(17)	This amount reflects the cash bonus awarded to Mr. Costantino in 2015 in respect of 2014 performance.

(18)	This amount reflects the cash bonus awarded to Mr. Grubb in 2015 in respect of 2014 performance.
(19) Consists of $580,187, $497,358 and $496,732 in dividend equivalent payments made in respect of unvested RSUs (“Dividend Equivalent Payments”) in each of 2016, 2015 and 2014, respectively, and $1,000 in a matching contribution to Mr. Bok’s 401(k) Profit Sharing Plan in each of those three years.

(20)
Consists of $144,601, $68,589 and $47,183 in Dividend Equivalent Payments in each of 2016, 2015 and 2014, respectively, and $1,000 in a matching contribution to Mr. Costantino’s 401(k) Profit Sharing Plan in each of those three years.

(21)
Consists of $362,403, $284,353 and $183,442 in Dividend Equivalent Payments in each of 2016, 2015 and 2014, respectively, and $18,781, $19,408 and $22,821 in employer contributions to Mr. Wyles' UK Pension Plan in each of 2016, 2015 and 2014, respectively.

(22)
Consists of $244,611, $178,823 and $129,454 in Dividend Equivalent Payments in each of 2016, 2015 and 2014, respectively, and $1,000 in a matching contribution to Mr. Rodriguez’s 401(k) Profit Sharing Plan in each of those three years.

(23)
Consists of $138,942, $61,555 and $39,829 in Dividend Equivalent Payments in each of 2016, 2015 and 2014, respectively, and $1,000 in a matching contribution to Mr. Grubb’s 401(k) Profit Sharing Plan in each of those three years.

(24)
Consists of $97,929, $39,672 and $9,137 in Dividend Equivalent Payments in each of 2016, 2015 and 2014, respectively, and $1,000 in a matching contribution to Ms. Moran’s 401(k) Profit Sharing Plan in each of those three years.

2016 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (Target) (1)	All Other Stock Awards; Number of Shares of Stock or Units (2)		Grant Date Fair Value of Stock Awards (3)
Scott L. Bok	January 27, 2016	See Note 1	115,473	(A)	$2,500,000
Scott L. Bok	January 27, 2016	See Note 1	87,714	(B)	1,899,000
Kevin M. Costantino	January 27, 2016	See Note 1	13,857	(C)	300,000
Kevin M. Costantino	January 27, 2016	See Note 1	36,905	(D)	799,000
David A. Wyles	January 27, 2016	See Note 1	87,892	(D)	1,902,857
Harold J. Rodriguez, Jr.	January 27, 2016	See Note 1	13,857	(C)	300,000
Harold J. Rodriguez, Jr.	January 27, 2016	See Note 1	34,596	(D)	749,000
Christopher T. Grubb	January 27, 2016	See Note 1	13,857	(C)	300,000
Christopher T. Grubb	January 27, 2016	See Note 1	36,905	(D)	799,000
Patricia Moran	January 27, 2016	See Note 1	36,975	(D)	800,500

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

(2)
These restricted stock units were granted as a part of our long-term incentive compensation program in respect of 2015 compensation. Those awards marked (A) represent the target amount of Performance-Based Restricted Stock Units ("PRSUs") granted on January 27, 2016. See "Compensation Discussion and Analysis" above for more information regarding the PRSUs. Those awards marked (B) were Restricted Stock Units ("RSUs") granted on January 27, 2016 and will vest 100% on January 1, 2019. Those awards marked (C) were RSUs granted on January 27, 2016 and will vest 100% on January 1, 2021. Those awards marked (D) were RSUs granted on January 27, 2016 and vested as to 20% of the original award on January 1, 2017, and the remainder will vest ratably on January 1 of each of 2018, 2019, 2020 and 2021. The units comprising the RSU awards are subject to payment within 75 days following each such vesting date. Each RSU unit represents a right to receive one share of Common Stock or an amount equal to the market value of the Common Stock underlying the vested award on the applicable vesting date. Payment may be made in cash, shares of Common Stock or a combination thereof. See footnote 2 of the 2016 Summary Compensation Table for information on the restricted stock units granted in 2017 as part of our long-term incentive compensation program in respect of 2016 performance to the named executive officers.

(3)	These amounts reflect the grant date fair value based on a price per share of $21.65, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Outstanding Equity Awards at Fiscal Year-End 2016

Name	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
Scott L. Bok	288,683	(A)	$7,996,519
	60,725	(C)	1,682,083
	49,269	(E)	1,364,751
	50,312	(G)	1,393,642
	74,306	(I)	2,058,276
	87,714	(K)	2,429,678
	611,009		16,924,949
Kevin M. Costantino	841	(B)	23,296
	2,448	(D)	67,810
	6,330	(F)	175,341
	6,040	(G)	167,308
	13,913	(H)	385,390
	36,905	(J)	1,022,269
	13,857	(L)	383,839
	80,334		2,225,253
David A. Wyles	5,229	(B)	144,843
	5,488	(C)	152,018
	7,598	(D)	210,465
	29,911	(F)	828,535
	53,296	(H)	1,476,299
	11,921	(I)	330,212
	87,892	(J)	2,434,608
	201,335		5,576,980
Harold J. Rodriguez, Jr.	20,926	(C)	579,650
	16,978	(E)	470,291
	20,113	(G)	557,130
	29,425	(I)	815,073
	34,596	(J)	958,309
	13,857	(L)	383,839
	135,895		3,764,292
Christopher T. Grubb	696	(B)	19,279
	1,428	(D)	39,556
	6,813	(F)	188,720
	4,027	(G)	111,548
	13,464	(H)	372,953
	36,905	(J)	1,022,269
	13,857	(L)	383,839
	77,190		2,138,163
Patricia Moran	6,092	(M)	168,748
	10,323	(H)	285,947
	36,975	(J)	1,024,208
	53,390		1,478,903

(1)
The units referred to in this column are restricted stock units granted pursuant to our Equity Incentive Plan. No other types of equity awards are outstanding. Amounts are shown as of December 31, 2016. Those awards marked (A) represent the maximum amount of Performance-Based Restricted Stock Units ("PRSUs") that could be granted to Scott L. Bok should certain performance targets be met. See "Compensation Discussion and Analysis" above for more information regarding the PRSUs. Those awards marked (B) are Restricted Stock Units ("RSUs") subject to five-year pro rata vesting and became fully vested on January 1, 2017; those awards marked (C) are RSUs subject to five-year cliff vesting and vested in full on January 1, 2017; those awards marked (D) are RSUs subject to five-year pro rata vesting and were vested as to 60% of the original award as of December 31, 2016 with the remainder vesting ratably on January 1 of each of 2017 and 2018; those awards marked (E) are RSUs subject to five-year cliff vesting and will vest in full on January 1, 2018; those awards marked (F) are RSUs subject to five-year pro rata vesting and were vested as to 40% of the original award as of December 31, 2016 with the remainder vesting ratably on January 1 of each of 2017, 2018 and 2019; those awards marked (G) are RSUs subject to five-year cliff vesting and will vest in full on January 1, 2019; those awards marked (H) are RSUs subject to five-year pro rata vesting and were vested as to 20% of the original award as of December 31, 2016 with the remainder vesting ratably on January 1 of each of 2017, 2018, 2019 and 2020; those awards marked (I) are RSUs subject to five-year cliff vesting and will vest in full on January 1, 2020; those awards marked (J) are RSUs subject to five-year pro rata vesting and will vest ratably on January 1 of each of 2017, 2018, 2019, 2020 and 2021; those awards marked (K) are RSUs subject to three-year cliff vesting that will vest in full on January 1, 2019; those awards marked (L) are RSUs subject to five-year cliff vesting that will vest in full on January 1, 2021; and those awards marked (M) are RSUs subject to five-year pro rata vesting and were vested as to 40% of the original award as of December 31, 2016 with the remainder vesting ratably on June 30 of each of 2017, 2018 and 2019. The units comprising the RSU awards are subject to payment within 75 days following each such vesting date. Each RSU unit represents a right to receive one share of Common Stock or an amount equal to the market value of the Common Stock underlying the vested award on the applicable vesting date. Payment may be made in cash, shares of Common Stock or a combination thereof. Pursuant to her agreement with Greenhill, Ms. Moran agreed to forfeit her rights to all awards to the extent they remain unvested as of April 30, 2017.

(2)
The market value has been calculated by multiplying the number of shares underlying the award by the closing price of our common stock on December 30, 2016, $27.70. For the purposes of this calculation, we have assumed that all conditions to the vesting of these awards will be fulfilled.

Stock Vested as of Fiscal Year End 2016

Name	Number of Shares Acquired on Vesting	Value Realized Upon Vesting (1)
Scott L. Bok	41,698	$1,057,878
Kevin M. Costantino	8,533	216,482
David A. Wyles	44,531	1,129,751
Harold J. Rodriguez, Jr.	11,904	302,004
Christopher T. Grubb	7,769	197,100
Patricia Moran	4,610	105,507

(1)	Value realized upon vesting calculated by multiplying the number of shares acquired upon vesting at the closing market price of the shares on each vesting date.

Potential Payments upon Termination or a Change of Control
None of our named executive officers or other employees have any severance agreements or arrangements (including pursuant to the employment agreements described below). However, our Equity Incentive Plan provides that upon the (i) death, (ii) disability, (iii) retirement or (iv) termination of employment without cause (as determined by our Compensation Committee) within two years following a change of control or six months prior to a change of control if the Compensation Committee reasonably believes such termination was at the behest of an acquiring entity, any restricted stock unit previously granted will immediately become fully vested (which we refer to as the acceleration provision). The acceleration provision applies to the restricted stock units held by all of our employees. Had the acceleration provision been triggered on December 31, 2016, the value of shares of our common stock to be delivered on that date to our named executive officers would have been as follows (calculated using the closing price of our common stock on December 30, 2016 of $27.70): Mr. Bok, $17,098,159 (inclusive of the maximum amount of PRSUs that could be granted to Mr. Bok should certain performance targets be met and the cumulative dividends over the reward period through such date); Mr. Costantino, $2,225,253; Mr. Wyles, $5,576,980; Mr. Rodriguez, $3,764,292; Mr. Grubb, $2,138,163; and Ms. Moran, $1,478,903.

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
The following table shows how many shares of our common stock were beneficially owned as of February 15, 2017, by each of our directors and executive officers named in the 2016 Summary Compensation Table in this proxy statement, and by all of our directors and executive officers as a group. To the best of our knowledge, based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as amended (“Filings”), except as noted below, no stockholder beneficially owned more than five percent of our common stock as of February 15, 2017. The percentage has been calculated on the basis of 29,574,680 shares of common stock outstanding as of February 15, 2017 (excluding treasury stock).
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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers:
Robert F. Greenhill (1)	1,506,749	5.1%
Scott L. Bok (2)	772,486	2.6%
Kevin M. Costantino	15,039	*
David A. Wyles	—	*
Harold J. Rodriguez, Jr. (3)	93,998	*
Christopher T. Grubb	—	*
Patricia Moran	9,510	*
Robert T. Blakely	6,956	*
Steven F. Goldstone	26,429	*
Stephen L. Key	16,913	*
Karen P. Robards	9,331	*
All Directors and Executive Officers as a group (11 persons)	2,457,411	8.3%
5% Stockholders:
BlackRock, Inc. (4)	3,442,908	11.6%
The Vanguard Group (5)	2,294,757	7.8%

*	Less than 1% of the outstanding shares of common stock.

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

(2)
Includes 320,552 shares held by a grantor retained annuity trust for the benefit of Mr. Bok and his two children. Also includes 25,000 shares held by Bok Family Partners L.P., a Delaware limited partnership, of which Mr. Bok is the general partner. Mr. Bok disclaims beneficial ownership of securities owned by Bok Family Partners L.P. except to the extent of his pecuniary interest therein. Also includes 288,783 shares held by the Bok Family Foundation. Mr. Bok expressly disclaims beneficial ownership of the shares held by the Bok Family Foundation.

(3)	Includes 93,998 shares held by Jacquelyn F. Rodriguez, the wife of Harold J. Rodriguez, Jr.

(4)	Address: 55 East 52nd Street, New York, NY 10022.

(5)	Address: 100 Vanguard Blvd., Malvern, PA 19355.
Our executive officers and directors are not permitted to hedge or otherwise dispose of the economic risk of ownership of these shares or any other shares owned by them through short sales, option transactions or use of derivative instruments. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Other Compensation Program and Governance Features” above.
Messrs. Greenhill, Bok, Costantino, Grubb, Rodriguez and Wyles and Ms. Moran are employees of Greenhill. As of February 15, 2017, they beneficially own approximately 8% of our outstanding common stock in the aggregate. In addition, as of February 15, 2017, other employees of Greenhill beneficially own approximately 4% of our outstanding common stock in the aggregate.
The following table provides information as of December 31, 2016 regarding securities issued under our equity compensation plans that were in effect during fiscal 2016.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	Equity Incentive Plan (1)	2,359,839	(2) (3)	$—	(4)	7,619,085
Equity compensation plans not approved by security holders	None	—		—		—
Total		2,359,839		$—		7,619,085

_____________________________________________

(1)
Our Equity Incentive Plan, as amended and restated, and effective March 9, 2015 (the "Equity Incentive Plan"), was approved by our security holders in April 2015. See “Note 14 — Deferred Compensation—Restricted Stock Units” of the Consolidated Financial Statements for a description of our Equity Incentive Plan.

(2)
Includes awards granted after March 9, 2015 under the terms of the Equity Incentive Plan, which had not been previously authorized, less units canceled, forfeited or that failed to vest, or that for any other reason were not paid or delivered.  Excludes 2,261,992 shares underlying awards granted under the terms of the Equity Incentive Plan as in effect prior to March 9, 2015 that remain outstanding as of December 31, 2016. Includes the target amount of PRSUs that could be granted to Mr. Bok should certain performance targets be met.

(3)
Excludes 973,946 restricted stock units granted to employees subsequent to December 31, 2016 as part of our long term incentive awards issued as part of our annual compensation awards under the Equity Incentive Plan.

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

Related Person Transaction Policy
We have adopted a written related person transaction policy, which is administered by the Nominating and Governance Committee. This policy applies to any transaction or series of related transactions or any material amendment to any such transaction involving a related person and the Company or any subsidiary of the Company. For the purposes of the policy, “related persons” consist of executive officers, directors, director nominees, any stockholder beneficially owning more than 5% of the Company’s common stock, and immediate family members of any such persons. Under the policy, the transaction will be referred to the General Counsel, the Chief Executive Officer and/or the Nominating and Governance Committee for review depending on the identity of the “related person.” Such reviewer will review, approve or ratify the transaction, taking into account all relevant facts and circumstances, including without limitation the commercial reasonableness, the benefit and perceived benefit or lack thereof, to the Company, the availability and/or opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person. No reviewer may participate in any review, approval or ratification of any related person transaction in which such reviewer or any of his or her immediate family members is the related person. All determinations by the Chief Executive Officer or the General Counsel under the policy will be reported to the Committee at its next regularly scheduled meeting or earlier if appropriate.

Related Transactions Involving Our Directors and Executive Officers
Other Compensation
Robert F. Greenhill, founder, Chairman, director and employee of the Company, actively participates in various client revenue generating engagements as well as overall activities of the Firm. Consistent with our practice for compensating our senior professionals, Mr. Greenhill was compensated in 2016 on a pay-for-performance basis based on his relative contribution to the Company. In 2016, Mr. Greenhill received a total of $3,045,828 in compensation, including a base salary of $600,000, $1,899,000 in restricted stock units awarded in 2016 (calculated by multiplying the number of shares underlying the award by the closing price of our common stock on the trading date prior to the grant date of the award) as well as Dividend Equivalent Payments and expenses of a car and driver. The cost of Mr. Greenhill's car and driver was $182,314 in 2016 (comprised principally of compensation expense in respect of Mr. Greenhill’s driver, who is our employee). In addition, Mr. Greenhill uses an aircraft owned by us for personal travel; Mr. Greenhill reimburses us for the costs associated with his personal use of the aircraft. See “Use of Corporate Aircraft” below. These perquisites are provided only to Mr. Greenhill, in recognition of his role as founder of our Firm.
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
Use of Corporate Aircraft
Through our wholly-owned subsidiary Greenhill Aviation Co., LLC, we own and operate an airplane that is used by our employees for transportation on business travel and by Robert F. Greenhill and his family for transportation on business and personal travel. We bear all costs of operating the aircraft, including the cost of maintaining air and ground crews. We have an aircraft expense policy in place that sets forth guidelines for personal and business use of the airplane. Mr. Greenhill reimburses the Company for the actual out-of-pocket costs associated with the operation of the Company’s aircraft in connection with the personal use thereof by Mr. Greenhill. In 2016, Mr. Greenhill reimbursed us $300,095 for such costs incurred in 2016. No other employees used the aircraft for personal travel in 2016.
In addition, employees of Greenhill from time to time use airplanes personally owned by Mr. Greenhill for business travel. In those instances, Mr. Greenhill invoices us for the travel expense on terms we believe are comparable to those we could secure from an independent third party. During 2016, we paid $9,771 to an entity controlled by Mr. Greenhill on account of such expenses.
Use of Hangar Space
Riversville Aircraft Corporation, an entity controlled by Robert F. Greenhill, uses and reimburses us for a portion of the hangar space we lease at the Westchester County Airport. In 2016, Riversville Aircraft Corporation paid us $73,200 in rent and related costs. Riversville Aircraft Corporation reimburses us for its use of a portion of the hangar space on terms we believe are comparable to those we could secure from an independent third party.

Relationship with Merchant Banking Funds
Greenhill has an indirect interest in a merchant banking fund, which we refer to as Greenhill Capital Partners II (or Fund II), which consists of several related fund vehicles that generally invest in parallel on a pro rata basis (we refer to those funds collectively as the “Funds”). The managing general partners of Fund II are controlled by Greenhill, and Scott L. Bok, our Chief Executive Officer, remains a member of the Investment Committee of Fund II.

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
The Consolidated Financial Statements of Greenhill, Inc. for the year ended December 31, 2016, were audited by Ernst & Young LLP, independent auditors for Greenhill.
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
Management is responsible for Greenhill’s system of internal controls and the financial reporting process. Ernst & Young LLP is responsible for performing an independent audit of the Consolidated Financial Statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and issuing a report thereon. Our Committee’s responsibility is to monitor and oversee these processes. Based on the foregoing review and discussions and a review of the report of Ernst & Young LLP with respect to the Consolidated Financial Statements, and relying thereon, we have recommended to Greenhill’s Board of Directors the inclusion of the audited Consolidated Financial Statements in Greenhill’s Annual Report on Form 10-K for the year ended December 31, 2016, for filing with the Securities and Exchange Commission.
Audit Committee of the Board of Directors of Greenhill
Stephen L. Key, Chairman
Robert T. Blakely
Karen P. Robards

Auditor Fees
Ernst & Young LLP served as our principal auditors for 2016. The following table presents fees for professional audit services for the audit of our annual Consolidated Financial Statements for fiscal years 2015 and 2016 as well as fees for the review of our interim Consolidated Financial Statements for each quarter in fiscal years 2015 and 2016 and for all other services performed for fiscal years 2015 and 2016 by Ernst & Young LLP.

	2015	2016
Audit Fees	$1,292,094	$1,328,902
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	58,185	27,233
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
As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Greenhill & Co., Inc. and Subsidiaries
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Greenhill & Co., Inc. and Subsidiaries

We have audited Greenhill & Co., Inc. and Subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Greenhill & Co., Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Greenhill & Co., Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Greenhill & Co., Inc. and Subsidiaries and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 28, 2017

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2016	2015
Assets
Cash and cash equivalents ($4.3 million and $4.7 million restricted from use at December 31, 2016 and 2015, respectively)	$98,313	$69,962
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million at December 31, 2016 and 2015, respectively	68,140	64,430
Other receivables	2,830	5,470
Property and equipment, net of accumulated depreciation of $59.0 and $58.5 million at December 31, 2016 and 2015	8,764	9,783
Goodwill	208,186	209,024
Deferred tax asset, net	62,108	56,072
Other assets	8,341	8,403
Total assets	$456,682	$423,144
Liabilities and Equity
Compensation payable	$37,527	$22,133
Accounts payable and accrued expenses	9,297	9,858
Current income taxes payable	18,968	19,020
Bank revolving loan payable	64,070	39,800
Bank term loans payable	16,875	33,750
Contingent obligation due selling unitholders of Cogent	15,095	13,647
Deferred tax liability	3,667	1,580
Total liabilities	165,499	139,788
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 41,377,614 and 40,511,209 shares issued as of December 31, 2016 and 2015, respectively; 28,981,189 and 29,325,374 shares outstanding as of December 31, 2016 and 2015, respectively	414	405
Restricted stock units	85,907	84,969
Additional paid-in capital	734,728	697,607
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2016 and 2015; 32,804 shares outstanding as of December 31, 2016 and 2015	1,958	1,958
Retained earnings	111,798	109,860
Accumulated other comprehensive income (loss)	(32,398)	(28,405)
Treasury stock, at cost, par value $0.01 per share; 12,396,425 and 11,185,835 shares as of December 31, 2016 and 2015, respectively	(611,224)	(583,038)
Stockholders’ equity	291,183	283,356
Total liabilities and equity	$456,682	$423,144

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,
(in thousands except share and per share data)

	2016	2015	2014
Revenues
Advisory revenues	$334,787	$260,281	$280,452
Investment revenues (losses)	732	1,279	(5,218)
Total revenues	335,519	261,560	275,234
Expenses
Employee compensation and benefits	182,478	147,200	147,552
Occupancy and equipment rental	19,553	21,271	18,983
Depreciation and amortization	3,243	3,433	3,228
Information services	8,920	8,975	8,625
Professional fees	6,851	7,856	5,651
Travel related expenses	11,912	12,580	11,386
Interest expense	3,227	2,478	1,238
Other operating expenses	11,454	14,472	11,101
Total expenses	247,638	218,265	207,764
Income before taxes	87,881	43,295	67,470
Provision for taxes	27,119	17,697	24,082
Net income allocated to common stockholders	$60,762	$25,598	$43,388
Average shares outstanding:
Basic	32,042,594	31,197,288	30,354,227
Diluted	32,074,232	31,200,378	30,357,691
Earnings per share:
Basic	$1.90	$0.82	$1.43
Diluted	$1.89	$0.82	$1.43
Dividends declared and paid per share	$1.80	$1.80	$1.80

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2016	2015	2014
Consolidated net income	$60,762	$25,598	$43,388
Currency translation adjustment, net of tax	(3,993)	(10,436)	(8,608)
Comprehensive income allocated to common stockholders	$56,769	$15,162	$34,780

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31,
(in thousands)

	2016	2015	2014
Common stock, par value $0.01 per share
Common stock, beginning of the year	$405	$389	$379
Common stock issued	9	16	10
Common stock, end of the year	414	405	389
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	—	14,446	14,446
Contingent convertible preferred stock canceled or converted	—	(14,446)	—
Contingent convertible preferred stock, end of the year	—	—	14,446
Restricted stock units
Restricted stock units, beginning of the year	84,969	90,107	117,258
Restricted stock units recognized, net of forfeitures	45,880	47,071	39,990
Restricted stock units delivered	(44,942)	(52,209)	(67,141)
Restricted stock units, end of the year	85,907	84,969	90,107
Additional paid-in capital
Additional paid-in capital, beginning of the year	697,607	596,463	534,533
Common stock issued and contingently issued common stock	44,789	94,554	66,591
Contingent convertible preferred stock canceled	—	14,446	—
Tax benefit (expense) from the delivery of restricted stock units	(7,668)	(7,856)	(4,661)
Additional paid-in capital, end of the year	734,728	697,607	596,463
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	1,958	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—	—
Exchangeable shares of subsidiary, end of the year	1,958	1,958	1,958
Retained earnings
Retained earnings, beginning of the year	109,860	141,290	152,412
Dividends	(61,609)	(58,940)	(56,283)
Tax benefit from payment of restricted stock unit dividends	2,785	1,912	1,773
Net income allocated to common stockholders	60,762	25,598	43,388
Retained earnings, end of the year	111,798	109,860	141,290
Accumulated other comprehensive income
Accumulated other comprehensive income, beginning of the year	(28,405)	(17,969)	(9,361)
Currency translation adjustment, net of tax	(3,993)	(10,436)	(8,608)
Accumulated other comprehensive income (loss), end of the year	(32,398)	(28,405)	(17,969)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(583,038)	(571,136)	(534,957)
Repurchased	(28,186)	(11,902)	(36,179)
Treasury stock, end of the year	(611,224)	(583,038)	(571,136)
Total stockholders’ equity	$291,183	$283,356	$255,548

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2016	2015	2014
Operating activities:
Consolidated net income	$60,762	$25,598	$43,388
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	3,243	3,433	3,228
Net investment (gains) losses	255	(234)	6,399
Restricted stock units recognized	45,880	47,071	39,990
Deferred taxes	(7,457)	(6,058)	3,633
Losses on fair value of contingent obligation	1,448	503	—
Changes in operating assets and liabilities:
Advisory fees receivable	(3,710)	17,341	3,465
Other receivables and assets	1,509	(1,779)	(4,099)
Deferred tax asset, net	7,668	7,882	4,727
Compensation payable	15,394	(4,271)	12,554
Accounts payable and accrued expenses	(706)	(5,747)	(4,658)
Current income taxes payable	(52)	9,012	(5,338)
Net cash provided by operating activities	124,234	92,751	103,289
Investing activities:
Distributions from investments, net	937	832	630
Purchases of property and equipment	(1,737)	(2,242)	(2,439)
Contingent obligation due selling unitholders of Cogent	—	13,144	—
Cogent acquisition	—	(45,265)	—
Net cash provided by (used in) investing activities	(800)	(33,531)	(1,809)
Financing activities:
Proceeds from revolving bank loan	105,999	80,000	72,176
Repayment of revolving bank loan	(81,729)	(75,800)	(67,425)
Proceeds from bank term loans	—	45,000	—
Repayment of bank term loans	(16,875)	(11,250)	—
Dividends paid	(61,609)	(58,940)	(56,283)
Purchase of treasury stock	(28,186)	(11,902)	(36,179)
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	(4,883)	(5,944)	(2,888)
Net cash used in financing activities	(87,283)	(38,836)	(90,599)
Effect of exchange rate changes on cash and cash equivalents	(7,800)	(1,362)	(2,620)
Net increase in cash and cash equivalents	28,351	19,022	8,261
Cash and cash equivalents, beginning of year	69,962	50,940	42,679
Cash and cash equivalents, end of year	$98,313	$69,962	$50,940
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,944	$2,427	$1,116
Cash paid for taxes, net of refunds	$28,979	$14,445	$26,079

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Organization
Greenhill & Co., Inc. and subsidiaries (the "Company" or "Greenhill") is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We act for clients located throughout the world from our global offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Sweden, and the United Kingdom.
The Company's wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP ("GCE"), Greenhill & Co. Australia Pty Limited (“Greenhill Australia”) and Greenhill Cogent, LP ("GC LP").
G&Co is engaged in investment banking activities principally in the United States. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. GCI and GCE are engaged in investment banking activities in the United Kingdom and Europe, respectively, and are subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”). GC LP is engaged in capital advisory services to institutional investors principally in the United States and is registered as a broker-dealer with the SEC and FINRA. See "Note 3 — Acquisition".
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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $6.5 million, $5.4 million and $4.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Included in the advisory fees receivable balances at December 31, 2016 and 2015 were $26.1 million and $32.4 million of long term receivables related to primary capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues is interest income related to primary capital advisory engagements of $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income in the consolidated statements of changes in stockholders' equity.
Other Assets
Included in other assets are the Company's investments in merchant banking funds, which are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments is determined by management of the fund after giving consideration to the cost of the security, quoted market prices, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-

party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. The fund may apply discounts to reflect the lack of liquidity and other transfer restrictions.
Compensation Payable
Included in compensation payable are discretionary compensation awards comprised of annual cash bonuses and long-term incentive compensation, consisting of deferred cash retention awards, which are non-interest bearing, and generally amortized over a three to five year service period after the date of grant. See "Note 14 — Deferred Compensation".
Restricted Stock Units
The Company accounts for its share-based compensation payments by recording the fair value of restricted stock units granted to employees as compensation expense. The restricted stock units are generally amortized over a four to five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders' equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments on outstanding restricted stock units as a dividend payment and a charge to stockholders' equity.
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
Foreign Currency Translation
Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the consolidated statement of changes in stockholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of income.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur. See "Note 8 - Fair Value of Financial Instruments".
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
The Company's activities as an investment banking firm constitute a single business segment, with substantially all revenues generated from advisory services, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and capital advisory services. The Company earns less than 1% of its revenues from interest income and investment gains (losses) on investments.
Accounting Developments
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 amends the guidance in former ASC Topic 718, Compensation – Stock Compensation. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016 and the Company will adopt these amendments effective on January 1, 2017. The impact of ASU No. 2016-09 will result in an increase or decrease to the provision for income taxes for the net tax (cost) from the delivery of restricted stock units, which under the current standard is recorded as an adjustment to retained earnings, and could be material to the results of operations and the classifications of cash flows in future periods depending upon, among other things, the level of earnings and stock price of the Company.

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

The Company has been evaluating the impact of the future adoption of ASC 606 on our 2016 Consolidated Financial Statements and expects to adopt the retrospective transition method which requires applying the new standard to prior comparative periods when reporting under the new standard becomes effective.  The Company has determined that the new revenue recognition guidance will have an immaterial effect on the Company’s 2016 Consolidated Financial Statements.

Note 3 — Acquisition
On April 1, 2015, the Company acquired 100% ownership of Cogent Partners, LP and its affiliates ("Cogent") (now known as our secondary capital advisory business), a global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets, (the "Acquisition"). As consideration for the Acquisition the Company exchanged a combination of (i) $44.0 million in cash and 779,454 shares of Greenhill common stock paid at closing and (ii) $18.9 million in cash and 334,048 shares of Greenhill common stock payable in the future if certain agreed revenue targets are achieved (the "Earnout"). The cash component of the consideration paid at closing was funded by two bank term loan facilities, each in an original principal sum of $22.5 million, and together in aggregate $45.0 million. See "Note 10 — Bank Loan Facilities".

The cash payment and the issuance of common shares related to the Earnout will be made if secondary capital advisory revenues of $80.0 million or more are earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. If the revenue target is achieved, the contingent consideration will be paid promptly after the second or fourth anniversary date of the closing, as applicable. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made. The fair value of the contingent issuance of common shares was valued on the date of the acquisition at $11.9 million and has been recorded as a component of stockholders' equity in the consolidated statements of financial condition. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and will be remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. For the years ended December 31, 2016 and 2015, the fair value of the contingent consideration increased by $1.5 million and $0.5 million, respectively, or on a cumulative basis by $2.0 million from the value on the date of the acquisition, based on changes in the estimated probability of achievement and present value of the remaining term. Based on the revenue generated by the secondary capital advisory business from April 1, 2015 through December 31, 2016, the Company is not currently able to determine with certainty whether or not the revenue target for the period ending March 31, 2017 will be achieved. If the target is not achieved the value of the contingent cash consideration will be measured in future periods based on the present value of the probability that the revenue target may be achieved during the second two year period ending March 31, 2019. If the Earnout is achieved the Company will incur a charge to expense to adjust the value of the contingent cash consideration to its face value. See "Note 8 — Fair Value of Financial Instruments" and "Note 11 — Equity".
The Acquisition has been accounted for using the purchase method of accounting and the results of operations for the acquired secondary capital advisory business have been included in the consolidated statements of income from the date of acquisition. The Company incurred $1.2 million of transaction costs related to the Acquisition, which have been included as a component of professional fees in the consolidated statement of income for the year ended December 31, 2015.

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
The fair value of the intangible assets acquired, which consist of Cogent's backlog of client assignments that existed at the time of the closing, customer relationships, and trade name, is based, in part, on a valuation using an income approach, market approach or cost approach and has been included in other assets on the consolidated statements of financial condition. The fair value ascribed to the identifiable intangible assets will be amortized on a straight-line basis over the remaining useful life of each asset over periods ranging between one to three years. For each of the years ended December 31, 2016 and December 31, 2015, the Company recorded amortization expense of $0.5 million in respect of these assets.
In addition, under the terms of the purchase, the sellers were entitled to receive a post-closing distribution for the amount of net working capital, as defined, as of March 31, 2015, in excess of $5.0 million. The amount distributable to the sellers was $7.9 million and was paid in 2015. Further, the total purchase included at the date of acquisition an escrow amount of $8.9 million, of which $8.4 million was paid to the sellers and $0.5 million was returned to the Company in 2016.
The Acquisition was treated as an asset purchase for tax purposes. Similar to the purchase accounting method used for book purposes, the excess of the purchase price paid over the fair value of the net assets acquired was recorded as goodwill for tax purposes. The amount of goodwill recorded for tax purposes was determined based on the consideration paid at closing and is being amortized for tax purposes ratably over a fifteen years year period. If the Earnout is achieved, the additional consideration paid will also be treated as goodwill for tax purposes and will be amortized ratably over the remainder of the fifteen years period. For book purposes, the tax benefit from the amortization of goodwill is being recorded as an indefinite-lived deferred tax liability as it is realized.
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
Set forth below are the Company's summary unaudited pro forma results of operations for the years ended December 31, 2015 and December 31, 2014. The unaudited pro forma results of operations for the year ended December 31, 2015 include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2015. These pro forma results include the actual results of Cogent from January 1, 2015 through March 31, 2015. For the period April 1, 2015 through December 31, 2015, the results of the acquired secondary capital advisory business were included in the consolidated results of the Company.
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

The pro forma results include (i) compensation and benefits expense based upon a ratio of compensation to total revenues of 54%, which was the actual compensation ratio used by the Company in the pro forma periods presented, (ii) the amortization of identifiable intangible assets of Cogent, (iii) the estimated interest expense related to the bank term loan borrowings used to fund the Acquisition, (iv) the elimination of non-recurring revenue and expense items of Cogent which were directly attributable to the Acquisition, and (v) the estimated income tax expense related to Cogent's historical earnings, which as a result of the Acquisition, is subject to income tax at the effective tax rate of the Company.

Note 4 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of December 31,
	2016	2015
	(in thousands)
Cash	$85,047	$59,270
Cash equivalents	9,013	5,946
Restricted cash - deferred compensation plan	—	117
Restricted cash - letters of credit	4,253	4,629
Total cash and cash equivalents	$98,313	$69,962

The carrying value of the Company's cash equivalents approximates fair value. Cash restricted for the payout of Greenhill Australia's deferred compensation plan was distributed over a 7 year period, which ended in March 2016. A deferred compensation liability relating to the plan of $0.1 million as of December 31, 2015, has been recorded on the consolidated statements of financial condition as a component of compensation payable.

Letters of credit were secured by cash held on deposit. See "Note 15 — Commitments and Contingencies".

Note 5 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2016	2015
	(in thousands)
Aircraft	$19,160	$19,063
Equipment	19,788	20,044
Furniture and fixtures	7,201	7,248
Leasehold improvements	21,612	21,945
	67,761	68,300
Less accumulated depreciation and amortization	(58,997)	(58,517)
Total property and equipment, net	$8,764	$9,783

Note 6 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2016	2015
	(in thousands)
Balance, January 1	$209,024	$130,976
Cogent acquisition	—	93,116
Foreign currency translation adjustments	(838)	(15,068)
Balance, December 31	$208,186	$209,024

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of goodwill exceeded the carrying value. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2016, 2015 or 2014.

Note 7 — Other Assets
At December 31, 2016, the Company had an investment in a previously sponsored merchant banking funds, Greenhill Capital Partners II (“GCP II”), and an interest in Barrow Street III, a real estate investment fund. At December 31, 2015, the Company had investments in certain previously sponsored merchant banking funds: Greenhill Capital Partners I and GCP II, and an interest in Barrow Street III. At December 31, 2016 and 2015, the Company had no remaining unfunded commitments.
Other assets consist of the following:

	As of December 31,
	2016	2015
	(in thousands)
Prepaid expenses	$4,295	$3,076
Investments in merchant banking funds	1,689	2,881
Rent deposits	1,517	1,471
Other tangible assets	540	200
Intangible assets	300	775
Total other assets	$8,341	$8,403

Investment revenues
The Company’s generates investment revenues from its investments in merchant banking funds and interest income as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$(210)	$236	$(6,372)
Interest income	942	1,043	1,154
Total investment revenues (losses)	$732	$1,279	$(5,218)

Note 8 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the years ended December 31, 2016 and 2015. There were also no Level 3 assets measured at fair value during the years ended December 31, 2016 and 2015.
The following table sets forth the measurement at fair value on a recurring basis of the contingent cash consideration due the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the Acquisition and is categorized as a Level 3 liability. See "Note 3 — Acquisition".

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$15,095	$15,095
Total	$—	$—	$15,095	$15,095

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,647	$13,647
Total	$—	$—	$13,647	$13,647

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2016 are as follows:

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of December 31, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at December 31, 2016
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	$(1,448)	$—	$—	$—	$—	$—	$15,095	$(1,448)
Total	$13,647	$(1,448)	$—	$—	$—	$—	$—	$15,095	$(1,448)

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2015 are as follows:

	Opening Balance as of January 1, 2015	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of December 31, 2015	Unrealized gains (losses) for Level 3 liabilities outstanding at December 31, 2015
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$(503)	$—	$—	$13,144	$—	$—	$13,647	$(503)
Total	$—	$(503)	$—	$—	$13,144	$—	$—	$13,647	$(503)

Realized and unrealized gains (losses) are reported as a component of other operating expenses in the consolidated statements of income.

The following tables presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of December 31, 2016:

	Fair Value as of December 31, 2016	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$15,095	Present value of expected payments	Discount rate		13%
			Forecast revenue	(a)

The following tables presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of December 31, 2015:

	Fair Value as of December 31, 2015	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	Present value of expected payments	Discount rate		12%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of December 31, 2016 and December 31, 2015 was principally based on the acquired business' (i) actual revenue generation from April 1, 2015 through each respective year end and projected revenue generation for the remaining period through March 31, 2017 and (ii) projected revenue generation from April 1, 2017 through March 31, 2019.

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

Note 9 — Related Parties
At December 31, 2016 and 2015, the Company had no amounts payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.07 million, $0.07 million and $0.08 million, respectively, for the years ended December 31, 2016, 2015 and 2014, which are included as a reduction of occupancy and equipment rental on the consolidated statements of income. During 2016, 2015 and 2014, the Company paid $0.01 million, $0.04 million and $0.02 million, respectively, for the use of an aircraft owned by an executive of the Company.

Note 10 — Bank Loan Facilities
At December 31, 2016, the Company had a $70.0 million revolving bank loan facility ($50.0 million at December 31, 2015) with a U.S. banking institution to provide for working capital needs and for other general corporate purposes. The revolving loan facility has historically been renewed annually. The maturity date of the facility is April 30, 2017. Interest on the borrowings is based on the higher of 3.5% or the U.S. Prime Rate (3.75% at December 31, 2016) and is payable monthly. The weighted average daily borrowings outstanding under the revolving loan facility were approximately $54.1 million and $35.8 million for the years ended December 31, 2016 and 2015, respectively. The weighted average interest rate was 3.5% for the year ended December 31, 2016, and 3.3% for the years ended December 31, 2015 and 2014, respectively.
In connection with the acquisition of Cogent in April 2015, the Company borrowed $45.0 million, which was comprised of two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million. One Term Loan Facility was payable in full on April 30, 2016 (the "One Year Facility") and bore interest at the Prime Rate plus three-quarters of one percent (0.75%) per annum. The One Year Facility was repaid in two equal installments, one in June 2015 and the other in April 2016. The other Term Loan Facility matures on April 30, 2018 (the "Three Year Facility"), is payable in four equal semi-annual installments beginning on October 31, 2016 and bears interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate shall be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the Three Year Facility is $7.5 million or less. The first installment of $5.6 million was repaid in 2016 and at December 31, 2016, the outstanding principal balance of the Three Year Facility was $16.9 million. Future installments in equal principal amounts on the Three Year Facility are due on April 30, 2017, October 31, 2017 and the final installment is due on April 30, 2018. There are no prepayment penalties for the early repayment of either Term Loan Facility. Principal amounts repaid on the Term Loan Facilities cannot be reborrowed. The interest rate applicable to the Term Loan Facilities shall never be less than four percent (4.00%) per annum. The weighted average interest rate related to the Term Loan Facilities was 4.7% and 4.3% for the year ended December 31, 2016 and 2015, respectively.
The revolving and term loan facilities are provided by a U.S. banking institution and are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds, cash distributions from G&Co and GCI, and advisory fees receivable from G&Co. In addition, the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. At December 31, 2016, the Company was compliant with all loan covenants.

Note 11 — Equity
Dividends declared per common share were $1.80 for each of the years ended December 31, 2016, 2015 and 2014 and are paid on outstanding common shares. In addition, dividend equivalent amounts are paid on outstanding restricted stock units and amounted to $8.5 million, $6.5 million and $5.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in dividends paid on the consolidated statements of cash flows. In the event a restricted stock unit holder’s employment is terminated, a portion of the dividend equivalent amount is required to be paid back (a "clawback") to the Company and is netted against the dividend equivalent amounts. See “Note 14 — Deferred Compensation - Restricted Stock Units”.
In connection with the acquisition of Cogent, the Company issued 779,454 shares of common stock on the acquisition date, April 1, 2015. In addition, the Company will issue 334,048 shares of common stock shortly after the second or fourth anniversary of the Acquisition, as the case may be, if the revenue target related to the Earnout is achieved. If the revenue target related to the Earnout is not achieved the common shares will not be issued. The fair value of the contingent issuance of common shares was valued on the date of the acquisition at $11.9 million and has been recorded as additional paid in capital in the consolidated statements of financial condition. A portion of the value will be transferred to common stock if the Earnout is achieved. See "Note 3 — Acquisition" and "Note 12 — Earnings per Share".
During 2016, 852,218 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 319,573 shares at an average price of $25.10 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during 2016 the Company repurchased in open market transactions 891,017 shares of its common stock at an average price of $22.63.
During 2015, 826,673 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 341,235 shares at an average price of $34.88 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
As part of the consideration for the acquisition of Greenhill Australia in 2010, the Company issued 439,951 shares of contingent convertible preferred stock ("Performance Stock"), which was convertible to the same number of shares of the Company’s common stock in 2015 if a revenue target was achieved. The revenue target was not achieved and the Performance Stock, which had a fair value of $14.4 million at the acquisition date, were canceled and the value was transferred to additional paid in capital.

Note 12 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$60,762	$25,598	$43,388
Denominator for basic EPS — weighted average number of shares	32,043	31,197	30,354
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	31	3	4
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	32,074	31,200	30,358
Earnings per share:
Basic	$1.90	$0.82	$1.43
Diluted	$1.89	$0.82	$1.43
The weighted number of shares and dilutive potential shares do not include 334,048 shares of common stock, which will be issued to the selling unitholders of Cogent, in April 2017 or April 2019, as the case may be, if the revenue target related to the Earnout is achieved. At the time a revenue target is achieved such shares will be included in the Company’s share count. If the revenue target is not achieved, the shares of common stock will not be issued. See “Note 3 — Acquisition” and "Note 11 — Equity".

Note 13 — Retirement Plan
In the U.S., the Company sponsor qualified defined contribution plans (the “Retirement Plans”) covering all eligible employees of G&Co and GC LP The Retirement Plans provide for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. The Company incurred costs of $0.6 million, $0.3 million and $0.2 million for contributions to the Retirement Plans for the years ended December 31, 2016, 2015 and 2014, respectively. There was $0.5 million and $0.2 million related to contributions due to the Retirement Plans included in compensation payable at December 31, 2016 and 2015, respectively.
GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. For the years ended December 31, 2016, 2015 and 2014, GCI incurred costs for the funding of pension contributions of approximately $0.4 million, $0.5 million and $0.6 million, respectively. At December 31, 2016 and 2015, there were no amounts related to contributions due to the defined contribution pension fund included in compensation payable.
Greenhill Australia is required by Australian law to contribute compulsory superannuation on employees' gross earnings, generally at a rate of 9%, subject to an annual limit per employee. Superannuation is a defined contribution plan in which retirement benefits are determined by the contribution accumulated over the working life plus investment earnings within the fund less expenses. Greenhill Australia incurred costs for the funding of pension contributions of approximately $0.4 million for the year ended December 31, 2016 and $0.5 million for each of the years ended December 31, 2015 and 2014, respectively. At December 31, 2016 and 2015, there were no amounts related to superannuation contributions due to the defined contribution plan included in compensation payable.

Note 14 — Deferred Compensation
Restricted Stock Units
The Company has adopted an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan, restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan generally vest ratably over a period of up to five years beginning on the first anniversary of the grant date or in full on the third or fifth anniversary of the grant date. To the extent the restricted stock units are outstanding at the time a dividend is paid on the common stock, a dividend equivalent amount is paid to the holders of the restricted stock units. In the event that the holder’s employment is terminated under circumstances in which units awarded under the plan are forfeited any dividend equivalent payments related to such forfeiture, which are unvested for accounting purposes, are required to be repaid to the Company.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2016			2015
	Units		Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	3,723,129		$45.88	3,065,363	$56.04
Granted	2,407,173	(1)	21.61	1,772,439	36.45
Delivered	(871,226)		52.27	(843,032)	62.07
Forfeited	(414,120)		37.66	(271,641)	48.69
Outstanding, December 31,	4,844,956		$33.38	3,723,129	$45.88

_____________________________________________

(1)	Excludes 973,946 stock units granted to employees subsequent to December 31, 2016 as part of the long-term incentive awards program.
For the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $45.8 million, $46.5 million and $39.6 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $21.61, $36.45 and $49.76, respectively. As of December 31, 2016, unrecognized restricted stock units compensation expense was approximately $64.3 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.7 years.
The Company issues restricted stock units to employees under the equity incentive plan, primarily in connection with its annual bonus awards and compensation agreements for new hires. In certain jurisdictions, the Company may settle share-based payment awards in cash in lieu of shares of common stock to obtain tax deductibility. In these circumstances, the awards are settled in the cash equivalent value of the Company's shares of common stock based upon their value at settlement date. These cash settled share-based awards are remeasured at fair value at each reporting period.
The Company awarded 115,473 performance-based restricted stock awards ("PRSU"), as part of long-term incentive compensation in 2016. The PRSU award targeted performance from 2016 to 2018 to multi-year revenue, pre-tax profit and total stockholder return (“TSR”) goals, each equally weighted. If the achievement of a performance metric is below the threshold goal, the payout factor for such performance metric will be 0%. The maximum payout under the award is 288,683 units and the cumulative dividends over the reward period. The performance relative to revenue and pre-tax profit is measured quarterly and the probability weighted likelihood of achievement is recorded based on the grant day price. The TSR component is measured quarterly and the probability weighted likelihood of achievement is recorded based on the fair value at the date of grant.
Deferred Cash Compensation
As part of its long-term incentive award program, the Company grants deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest over a three to five year service period or in full on the third or fifth anniversary of the grant date, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Deferred compensation payable of $7.0 million and $3.5 million as of December 31, 2016 and 2015, respectively and is included in compensation payable in the consolidated statements of financial condition. As of December 31, 2016, total unrecognized compensation cost related to deferred cash compensation prior to the consideration of forfeitures, was approximately $13.3 million and is expected to be recognized over a weighted-average period of 1.09 years.
For the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation expense from the amortization of deferred compensation, net of forfeitures, of $4.8 million, $2.6 million and $2.8 million, respectively.

Note 15 — Commitments and Contingencies
The Company has entered into certain leases for office space under non-cancellable operating lease agreements that expire on various dates through 2025.
As of December 31, 2016, the approximate aggregate minimum future rental payments required were as follows (in thousands):

2017	$14,753
2018	13,379
2019	11,577
2020	9,681
2021	2,180
Thereafter	6,627
Total (1)	$58,197

_____________________________________________

(1)
Minimum future rental payments are recorded at their gross amounts and have not been reduced by sublease rentals of $0.7 million for each year from 2017 to 2018 and $0.5 million in 2019 for approximately 7,000 of aggregate square footage for former Cogent office space in New York and London. The subleases extend through the terms of the existing leases, which both terminate in 2019.

The Company has also entered into various operating leases for office equipment.
Rent expense for leased office space, net of sublease reimbursements, for the years ended December 31, 2016, 2015 and 2014 was approximately $14.3 million, $16.0 million and $14.6 million, respectively.
Diversified financial institutions issued five letters of credit on behalf of the Company to secure office space leases, which totaled $4.3 million and $4.6 million at December 31, 2016 and 2015, respectively. These letters of credit were secured by cash held on deposit. At December 31, 2016 and 2015, no amounts had been drawn under any of the letters of credit. See "Note 4 — Cash and Cash Equivalents".
In addition, the Company has a contingent cash obligation of $18.9 million due the selling unit holders of Cogent if the Earnout is achieved. See "Note 3 -- Acquisition" and "Note 8 — Fair Value of Financial Instruments".
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 16 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes.
The components of the provision for income taxes reflected on the consolidated statements of income are set forth below:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current taxes:
U.S. federal	$19,392	$15,995	$12,256
State and local	1,939	3,624	2,415
Foreign	13,245	4,136	5,778
Total current tax expense	34,576	23,755	20,449
Deferred taxes:
U.S. federal	(4,530)	(2,252)	1,454
State and local	(321)	(759)	493
Foreign	(2,606)	(3,047)	1,686
Total deferred tax (benefit) expense	(7,457)	(6,058)	3,633
Total tax expense	$27,119	$17,697	$24,082

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred taxes are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Further, the Company intends to indefinitely reinvest its non-U.S. subsidiary earnings outside of the United States, and deferred taxes have not been provided on the cumulative undistributed earnings of its foreign subsidiaries. If the Company were to repatriate all non-U.S. subsidiary earnings as of December 31, 2016, it would result in approximately $9.1 million of additional U.S. federal tax.
Significant components of the Company's net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Compensation and benefits	$32,021	$30,680
Depreciation and amortization	2,483	2,637
Cumulative translation adjustment	20,361	17,503
Operating loss carryforwards	4,944	3,906
Capital loss carryforwards	1,938	2,426
Foreign tax credit carryforwards	—	312
Other financial accruals	2,299	1,346
Valuation allowances	(1,938)	(2,738)
Total deferred tax assets	62,108	56,072
Deferred tax liabilities:
Unrealized gain on investments	659	242
Other financial accruals	3,008	1,338
Total deferred tax liabilities	3,667	1,580
Net deferred tax asset	$58,441	$54,492

Based on the Company's historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to future taxable income.

The Company’s deferred taxes for operating loss carryforwards relate to losses incurred in foreign jurisdictions. In 2016, certain foreign jurisdictions partially or wholly utilized their operating loss carryforwards while other jurisdictions increased or created new operating loss carryforwards. However, all foreign jurisdictions with operating loss carryforwards were profitable in prior years or were profitable in the current year. When assessing the need for a valuation allowance, management evaluates each foreign jurisdiction separately and considers items such as estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the benefit of these operating loss carryforwards in future periods; therefore, a valuation allowance has not been established for these deferred tax assets. At December 31, 2016, the Company had foreign operating loss carryforwards, which in aggregate totaled $16.1 million, and may be carried forward for nine years and longer.

Due to the Company’s operating loss carryforward position, tax benefits related to share-based payments generally booked through equity accounts may not be recorded until such time as the benefit is realized as a reduction in the Company’s actual taxes paid. As of December 31, 2016, the current taxes payable would have been decreased by $0.8 million if the Company had been able to realize these benefits in its filed tax returns.

Under ASC 740, valuation allowances are established against deferred tax assets when management determines it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company has a valuation allowance against a deferred tax asset related to a capital loss carryforward in the United Kingdom. This capital loss was realized from the sale of an investment in the United Kingdom and can be carried forward indefinitely but can only be utilized against capital gain in the same jurisdiction. Since the Company has nominal remaining investments in the United Kingdom and considers it more likely than not that the Company will not generate a capital gain in the United Kingdom, the Company has established a full valuation allowance against this related deferred tax asset. As of December 31, 2016, the amount of the deferred tax asset and corresponding valuation allowance for the capital loss carryforward in the United Kingdom was $1.9 million. This amount is less than the prior year due to movement in the foreign currency exchange rate.
Any gain or loss resulting from the translation of deferred taxes for foreign affiliates has been included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the consolidated statements of changes in stockholders' equity. Income taxes receivable of $1.4 million and $3.6 million as of December 31, 2016 and 2015, respectively, were included in other receivables in the consolidated statements of financial condition.

The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner which they apply to the taxpayer's facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2016, the Company does not expect any material changes in its tax provision related to any current or future audits.

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed an analysis of its tax positions as of December 31, 2016, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties have been reported as interest expense and other operating expenses in the consolidated statements of income.
A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax benefit	1.3	4.7	3.3
Benefits and taxes related to foreign operations	(6.2)	0.7	(3.3)
Other	0.8	0.5	0.7
Effective income tax rate	30.9%	40.9%	35.7%

Note 17 — Regulatory
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2016 and 2015, G&Co’s net capital was $7.3 million and $18.5 million, respectively, which exceeded its requirement by $5.9 million and $18.1 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 2.80 to 1 and 0.36 to 1 at December 31, 2016 and 2015, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GC LP is also subject to the Rule. GCI, GCE and the European affiliate of GC LP are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2016 and 2015, GCI, GCE, GC LP, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 18 — Business Information
The Company's activities as an investment banking firm constitute a single business segment, with substantially all revenues generated from advisory services, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and capital advisory services. The Company generally generates less than 1% of its revenues from investment revenues, consisting of interest income and gains and losses on its remaining principal investments in merchant banking funds.
The Company principally earns its revenues from advisory fees upon the successful completion of the client’s transaction or restructuring, or fund closing. Advisory revenues represented approximately 100%, 100% and 102% of the Company’s total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016 and 2015, there were no advisory clients that accounted for more than 10% of total revenues.
Since the financial markets are global in nature, the Company generally manages its business based on the operating results of the enterprise taken as whole, not by geographic region. For reporting purposes, the geographic regions are the North America, Europe, and the rest of the world, which are the locations where the Company retains substantially all of its employees.
The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Total revenues
North America	$206,673	$172,582	$160,631
Europe	110,229	63,875	83,369
Rest of World	18,617	25,103	31,234
Total	$335,519	$261,560	$275,234
Income (loss) before taxes
North America	$48,927	$40,895	$36,745
Europe	52,650	9,577	24,891
Rest of World	(13,696)	(7,177)	5,834
Total	$87,881	$43,295	$67,470
Total assets
North America	$266,975	$261,077	$165,204
Europe	64,467	38,409	33,460
Rest of World	125,240	123,658	138,292
Total	$456,682	$423,144	$336,956

The Company's revenues are based on the country where the services were derived. For the years ended December 31, 2016, 2015 and 2014, the Company generated 59%, 66%, and 58%, respectively, of its total revenues from the United States and 27%, 20% and 25% respectively, of its total revenues from the United Kingdom. No other country had revenues which individually represented more than 10% of the Company's total revenues during the years ended December 31, 2016, 2015 and 2014, respectfully.
Included in the Company's total assets it had long-lived assets, excluding deferred tax assets and intangible assets, located in the United States of $34.8 million and $43.0 million at December 31, 2016 and 2015, respectively. No other country had long- lived assets, which individually represented more than 10% of the Company's total long-lived assets at December 31, 2016 and 2015.

Note 19 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On January 26, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on March 22, 2017 to the common stockholders of record on March 8, 2017.

Supplemental Financial Information Quarterly Results (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2016 and 2015. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(in millions, except per share data)
Total revenues	$66.9	$90.5	$76.6	$101.6
Total expenses	60.4	60.6	57.4	69.2
Income before taxes	6.5	29.9	19.2	32.4
Provision for taxes	2.1	10.2	6.1	8.7
Net income allocated to common stockholders	$4.4	$19.7	$13.1	$23.7
Earnings per share:
Basic	$0.14	$0.62	$0.41	$0.74
Diluted	$0.14	$0.62	$0.41	$0.74
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

	For the Three Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(in millions, except per share data)
Total revenues	$61.9	$73.3	$50.6	$75.7
Total expenses	49.7	57.6	49.5	61.5
Income before taxes	12.2	15.7	1.1	14.2
Provision for taxes	4.6	6.4	0.5	6.3
Net income allocated to common stockholders	$7.6	$9.3	$0.6	$7.9
Earnings per share:
Basic	$0.25	$0.30	$0.02	$0.25
Diluted	$0.25	$0.30	$0.02	$0.25
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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
Three Year Performance Period (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.23
Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Unit Award Notification – Three Year Cliff
Vesting (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.24
Third-Party Security Agreement (Receivables), dated as of November 9, 2015, between Greenhill & Co., LLC and First Republic Bank (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.25*	Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Unit Award Notification (MDs) – Four Year 20%, 20%, 30% and 30% Vesting.
10.26*	Letter Agreement between Greenhill & Co., Inc. and Patricia Moran, dated as of October 24, 2016.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

_____________________________________________

*	Filed herewith.

**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 28, 2017

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. GREENHILL
Robert F. Greenhill	Chairman and Director	February 28, 2017

/s/ SCOTT L. BOK
Scott L. Bok	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017

/s/ ROBERT T. BLAKELY
Robert T. Blakely	Director	February 28, 2017

/s/ STEVEN F. GOLDSTONE
Steven F. Goldstone	Director	February 28, 2017

/s/ STEPHEN L. KEY
Stephen L. Key	Director	February 28, 2017

/s/ KAREN P. ROBARDS
Karen P. Robards	Director	February 28, 2017

II-2