Form 10-Q
period 2017-03-31
GREENHILL & CO INC
filed 2017-05-08
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of May 1, 2017, there were 29,577,944 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents ($4.3 million restricted from use at March 31, 2017 and December 31, 2016)	$51,993	$98,313
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at March 31, 2017 and December 31, 2016	67,557	68,140
Other receivables	6,066	2,830
Property and equipment, net of accumulated depreciation of $59.5 million at March 31, 2017 and $59.0 million at December 31, 2016	8,605	8,764
Goodwill	214,335	208,186
Deferred tax asset, net	53,477	62,108
Other assets	8,122	8,341
Total assets	$410,155	$456,682
Liabilities and Equity
Compensation payable	$15,228	$37,527
Accounts payable and accrued expenses	9,189	9,297
Current income taxes payable	2,774	18,968
Bank revolving loan payable	74,000	64,070
Bank term loans payable	16,875	16,875
Contingent obligation due selling unitholders of Cogent	9,090	15,095
Deferred tax liability	4,022	3,667
Total liabilities	131,178	165,499
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 42,394,661 and 41,377,614 shares issued as of March 31, 2017 and December 31, 2016, respectively; 29,574,680 and 28,981,189 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	424	414
Restricted stock units	58,519	85,907
Additional paid-in capital	773,999	734,728
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2017 and December 31, 2016; 32,804 shares outstanding as of March 31, 2017 and December 31, 2016	1,958	1,958
Retained earnings	95,599	111,798
Accumulated other comprehensive income (loss)	(27,782)	(32,398)
Treasury stock, at cost, par value $0.01 per share; 12,819,981 and 12,396,425 shares as of March 31, 2017 and December 31, 2016, respectively	(623,740)	(611,224)
Stockholders’ equity	278,977	291,183
Total liabilities and equity	$410,155	$456,682

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, March 31,
	2017	2016
Revenues
Advisory revenues	$56,700	$66,553
Investment revenues	229	312
Total revenues	56,929	66,865
Expenses
Employee compensation and benefits	44,050	44,506
Occupancy and equipment rental	4,708	4,671
Depreciation and amortization	786	848
Information services	2,412	2,370
Professional fees	1,610	1,509
Travel related expenses	2,720	2,816
Interest expense	819	746
Other operating expenses	(2,350)	2,941
Total expenses	54,755	60,407
Income before taxes	2,174	6,458
Provision for taxes	2,920	2,101
Net income (loss) allocated to common stockholders	$(746)	$4,357
Average shares outstanding:
Basic	31,904,270	31,645,894
Diluted	31,904,270	31,716,563
Earnings (loss) per share:
Basic	$(0.02)	$0.14
Diluted	$(0.02)	$0.14
Dividends declared and paid per share	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income (loss) allocated to common stockholders	$(746)	$4,357
Currency translation adjustment, net of tax	4,616	4,029
Comprehensive income allocated to common stockholders	$3,870	$8,386

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except for per share data)

	Three Months Ended March 31,	Year Ended December 31,
	2017	2016
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$414	$405
Common stock issued	10	9
Common stock, end of the period	424	414
Restricted stock units
Restricted stock units, beginning of the period	85,907	84,969
Restricted stock units recognized, net of forfeitures	11,251	45,880
Restricted stock units delivered	(38,639)	(44,942)
Restricted stock units, end of the period	58,519	85,907
Additional paid-in capital
Additional paid-in capital, beginning of the period	734,728	697,607
Common stock issued and contingently issued common stock	38,424	44,789
Tax (expense) from the delivery of restricted stock units	847	(7,668)
Additional paid-in capital, end of the period	773,999	734,728
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	111,798	109,860
Dividends	(15,453)	(61,609)
Tax benefit from payment of restricted stock unit dividends	—	2,785
Net income (loss) allocated to common stockholders	(746)	60,762
Retained earnings, end of the period	95,599	111,798
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(32,398)	(28,405)
Currency translation adjustment, net of tax	4,616	(3,993)
Accumulated other comprehensive income (loss), end of the period	(27,782)	(32,398)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(611,224)	(583,038)
Repurchased	(12,516)	(28,186)
Treasury stock, end of the period	(623,740)	(611,224)
Total stockholders' equity	$278,977	$291,183

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss) allocated to common stockholders	$(746)	$4,357
Adjustments to reconcile net income allocated to common stockholders to net cash provided by (used in) operating activities:
Non-cash items included in net income (loss) allocated to common stockholders:
Depreciation and amortization	786	848
Net investment (gains) losses	23	(2)
Restricted stock units recognized	11,251	8,189
Deferred taxes	7,441	3,522
Loss (gain) on fair value of contingent obligation	(6,005)	385
Changes in operating assets and liabilities:
Advisory fees receivable	583	2,314
Other receivables and assets	(3,064)	(3,415)
Deferred tax asset, net	—	7,252
Compensation payable	(22,299)	(7,214)
Accounts payable and accrued expenses	(314)	(788)
Current income taxes payable	(16,194)	(14,046)
Net cash provided (used) by operating activities	(28,538)	1,402
Investing activities:
Distributions from investments	25	—
Purchases of property and equipment	(448)	(296)
Net cash used in investing activities	(423)	(296)
Financing activities:
Proceeds from revolving bank loan	21,680	26,500
Repayment of revolving bank loan	(11,750)	(11,200)
Repayment of bank term loans	—	—
Dividends paid	(15,453)	(15,434)
Purchase of treasury stock	(12,516)	(7,688)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	—	(6,676)
Net cash used in financing activities	(18,039)	(14,498)
Effect of exchange rate changes on cash and cash equivalents	680	(970)
Net decrease in cash and cash equivalents	(46,320)	(14,362)
Cash and cash equivalents, beginning of period	98,313	69,962
Cash and cash equivalents, end of period	$51,993	$55,600
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,072	$744
Cash paid for taxes, net of refunds	$14,655	$14,145

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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2016 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.0 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.

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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not recorded a bad debt expense for the three month periods ended March 31, 2017 and recorded $0.2 million for the three month periods ended March 31, 2016.
Included in the advisory fees receivable balance at March 31, 2017 and December 31, 2016 were $24.7 million and $26.1 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to primary capital advisory engagements of $0.2 million for each of the three month periods ended March 31, 2017 and 2016.
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
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income in the condensed consolidated statements of changes in stockholders' equity.

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
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income allocated to common stockholders by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. See "Note 8 — Equity".
The Company calculates diluted EPS by dividing net income allocated to common stockholders by the sum of (i) basic shares per above and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required. Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. See "Note 9— Earnings per Share".
Provision for Taxes
The Company accounts for taxes in accordance with the accounting guidance for income taxes which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Additionally, the Company accounts for the net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents as an income tax expense or benefit.
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
Foreign Currency Translation
Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the condensed consolidated statements of changes in stockholders' equity. Foreign currency transaction gains and losses are included in the condensed consolidated statements of income.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur. See "Note 5 — Fair Value of Financial Instruments".
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 amends the guidance in former ASC Topic 718, Compensation – Stock Compensation. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016 and the Company adopted these amendments effective on January 1, 2017. The impact of ASU No. 2016-09 resulted in a net increase to the provision for income taxes during the three month period ending March 31, 2017 related to excess tax benefits and tax deficiencies for its restricted stock unit compensation, which under the prior standard was recorded as an adjustment to retained earnings.

Accounting Developments
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

In May 2014, the FASB issued ASU 2014-9 "Revenue from Contracts with Customers" codifying ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The new guidance was effective for fiscal years beginning after December 15, 2016.  In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date," which defers the effective date of its new recognition standard by one year.  The standard would be effective for public entities for annual reporting periods beginning after December 15, 2017. The Company has been evaluating the impact of the future adoption of ASU 2014-09 on our consolidated financial Statements and expects to adopt the retrospective transition method which requires applying the new standard to prior comparative periods when reporting under the new standard becomes effective. As the AICPA industry task force on Broker-Dealers, the AICPA's Revenue Recognition Working Group and the AICPA's Financial Reporting Executive Committee (FinREC) provides further guidance on ASU 2014-09, the Company will continue to re-evaluate the financial impact on the Company's consolidated financial statements.

Note 3 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2017	2016
	(in thousands, unaudited)
Cash	$45,234	$85,047
Cash equivalents	2,503	9,013
Restricted cash - letters of credit	4,256	4,253
Total cash and cash equivalents	$51,993	$98,313
The carrying value of the Company's cash equivalents approximates fair value.
Letters of credit are secured by cash held on deposit.

Note 4 — Other Assets
At March 31, 2017 and December 31, 2016, the Company had an investment in a previously sponsored merchant banking fund, Greenhill Capital Partners II (“GCP II”), and an interest in Barrow Street III, a real estate investment fund. At March 31, 2017 and December 31, 2016, the Company had no remaining unfunded commitments.
Other assets consist of the following:

	As of March 31,	As of December 31,
	2017	2016
	(in thousands, unaudited)
Prepaid expenses	$3,784	$4,295
Investments in merchant banking funds	1,641	1,689
Rent deposits	1,933	1,517
Other tangible assets	564	540
Intangible assets	200	300
Total other assets	$8,122	$8,341

Investment revenues
The Company’s generates investment revenues from its investments in merchant banking funds and interest income as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, unaudited)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$(23)	$49
Interest income	252	263
Total investment revenues	$229	$312

Note 5 — Fair Value of Financial Instruments
There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the three months ended March 31, 2017 and 2016. There were no Level 3 assets measured at fair value during the three months ended March 31, 2017 and 2016.
In connection with the acquisition of Cogent Partners, LP and its affiliates ("Cogent") (now known as our secondary advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the "Earnout"). The cash payment and the issuance of common shares related to the Earnout will be made if secondary capital advisory revenues of $80.0 million or more are earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue target was not achieved during the first two year period ending on March 31, 2017. If the revenue target is achieved during the second two period ending on March 31, 2019, the contingent consideration will be paid promptly after that date. If the revenue target is not achieved during the remaining two year earnout period, a payment will not be made. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. During the three months ended March 31, 2017, the Earnout for the first two year period was not achieved. Accordingly, the fair value of the contingent cash consideration at March 31, 2017 was remeasured, based on the probability weighted present value that the revenue target will be achieved on the second two year earnout period provided for in the acquisition agreement, at a value of $9.1 million and the Company recognized a decrease in other operating expenses of $6.0 million for the three month period ending March 31, 2017. See "Note 9 - Earnings Per Share".
The following table sets forth the measurement at fair value on a recurring basis of the contingent cash consideration due the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the acquisition of Cogent and is categorized as a Level 3 liability, which is remeasured each quarterly period based on the probability of achieving the target revenue threshold and weighted average discount rate as discussed below.

Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$9,090	$9,090
Total	$—	$—	$9,090	$9,090

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$15,095	$15,095
Total	$—	$—	$15,095	$15,095
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three month periods ended March 31, 2017 are as follows:

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of March 31, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at March 31, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$15,095	$6,005	$—	$—	$—	$—	$—	$9,090	$6,005
Total	$15,095	$6,005	$—	$—	$—	$—	$—	$9,090	$6,005
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three month periods ended March 31, 2016 are as follows:

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of March 31, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at March 31, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	$(385)	$—	$—	$—	$—	$—	$14,032	$(385)
Total	$13,647	$(385)	$—	$—	$—	$—	$—	$14,032	$(385)
Realized and unrealized gains (losses) are reported as a component of other operating expenses in the condensed consolidated statements of income.

The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of March 31, 2017:

	Fair Value as of March 31, 2017	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$9,090	Present value of expected payments	Discount rate		12%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of March 31, 2017 was principally based on the acquired business' (i) actual revenue generation from April 1, 2015 through March 31, 2017 and (ii) projected revenue generation from April 1, 2017 through March 31, 2019.

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

Note 6 — Related Parties
At March 31, 2017 and December 31, 2016, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.02 million for each of the three month periods ended March 31, 2017 and 2016, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 7 — Bank Loan Facilities
At March 31, 2017, the Company had a $80.0 million revolving bank loan facility with a U.S. banking institution to provide for working capital needs and for other general corporate purposes. In March 2017, the borrowing capacity under the revolving loan facility was increased by $10.0 million, from $70 million to $80 million, and the maturity date was extended to April 30, 2018. Interest on the borrowings is based on the higher of 3.50% or the U.S. Prime Rate and is payable monthly. The weighted average daily borrowings outstanding under the revolving bank loan facility were approximately $63.7 million and $40.3 million for the three months ended March 31, 2017 and 2016, respectively. The weighted average interest rate was 3.76% and 3.50% for the three months ended March 31, 2017 and 2016, respectively.
In connection with the acquisition of Cogent in April 2015, the Company borrowed $45.0 million, which was comprised of two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million. One Term Loan Facility was paid in full in advance of its maturity date in April 2016. The other Term Loan Facility matures on April 30, 2018 (the "Three Year Facility"), is payable in four equal semi-annual installments beginning on October 31, 2016 and bears interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the Three Year Facility is $7.5 million or less. At March 31, 2017, the outstanding principal balance of the Three Year Facility was $16.9 million. The second installment of $5.6 million of the Three Year Facility was repaid in April 2017. Future installments of $5.6 million each are due on October 31, 2017 and April 30, 2018. There are no prepayment penalties for the early repayment of the Term Loan Facilities and principal amounts repaid cannot be reborrowed. The interest rate applicable to the Term Loan Facilities can never be less than four percent (4.00%)

per annum. The weighted average interest rate related to the Term Loan Facilities was 4.99% and 4.57% for the three months ended March 31, 2017 and 2016, respectively.
The bank loan facilities are provided by a U.S. banking institution and are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co, CP LP and GCI. In addition, the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. At March 31, 2017, the Company was compliant with all bank loan covenants.

Note 8 — Equity
On March 22, 2017, a dividend of $0.45 per share was paid to stockholders of record on March 8, 2017. Dividends include dividend equivalents of $2.1 million and $2.0 million, which were paid on outstanding restricted stock units for the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017, 1,014,271 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 423,556 shares at an average price of $29.55 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the three months ended March 31, 2016, 784,060 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 303,035 shares at an average price of $25.37 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 9 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2017		2016
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss) allocated to common stockholders	$(746)		$4,357
Denominator for basic EPS — weighted average number of shares	31,904		31,646
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	—	(1)	71
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,904		31,717
Earnings (loss) per share:
Basic	$(0.02)		$0.14
Diluted	$(0.02)		$0.14
The weighted number of shares and dilutive potential shares do not include 334,048 shares of common stock, which will be issued to certain selling unitholders of Cogent, following the fourth anniversary of the acquisition if the revenue target related to the Earnout is achieved. In the event that the revenue target is achieved, such shares will be included in the Company’s share count at March 31, 2019. If the revenue target is not achieved such shares of common stock will not be issued. See "Note 5 - Fair Value of Financial Instruments".

________________________
(1) Excludes 183,813 shares for the three month period ended March 31, 2017, which were considered antidilutive and thus were not included in the above calculation.

Note 10 — Income Taxes
The Company's effective tax rate varies depending on the jurisdiction in which the income is earned. Certain foreign sourced income is taxed at a lower effective rate than U.S. income.
Under the requirements of ASC 740, the Company intends to indefinitely reinvest its non-U.S. subsidiaries earnings outside the United States and does not provide for residual U.S. tax on these earnings.
The provision for income taxes ending March 31, 2017 reflects a net charge of $2.1 million related to excess tax benefits and tax deficiencies for its restricted stock unit compensation as required by new accounting guidance for share-based compensation effective in the first quarter of 2017. In prior periods, these excess tax benefits and tax deficiencies were recorded as a charge or benefit to stockholders' equity.
The Company believes it is more likely than not that the deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to: (i) the realization of its deferred tax liabilities and (ii) future taxable income.
Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income, net of tax, in the condensed consolidated statements of changes in stockholders' equity and the condensed consolidated statements of comprehensive income.
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of March 31, 2017, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 11 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2017, G&Co’s net capital was $4.9 million, which exceeded its requirement by $4.4 million. G&Co’s aggregate indebtedness to net capital ratio was 1.5 to 1 at March 31, 2017. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. GC LP is subject to capital requirements of the SEC and the FCA. We are also subject to certain regulatory capital requirements in other jurisdictions. As of March 31, 2017, GCI, Greenhill Australia, GC LP and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On April 10, 2017, the Company repaid the second installment of the Three Year Term Loan of $5.6 million, which was due on April 30, 2017.
On April 26, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on June 21, 2017 to the common stockholders of record on June 7, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Greenhill", “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under “Risk Factors” in our 2016 Annual Report on Form 10-K.
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

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world from our offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Sweden, and the United Kingdom.
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
Over our 21 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent Partners, LP, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Hong Kong, Sweden and Brazil. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2017, we have announced the recruitment of six M&A focused managing directors, who have or will be joining our teams in the United States, Australia, Canada and Europe, including two who extend our reach into the Spanish market.

Business Environment
Global economic and financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2016 Annual Report on Form 10-K filed with Securities and Exchange Commission. Global deal activity in the first three months of 2017 has had a weak start in terms of both transaction completions and deal announcement activity. For the three months ended March 31, 2017, the number of completed transactions globally decreased by 10% versus the same period in the prior year, which was also a weak quarter relative to prior years, while the volume of completed transactions (reflecting the sum of all transaction sizes) decreased by 16%. The number of announced transactions globally decreased by 7% during the three months ended March 31, 2017 versus the same period in the prior year, while the volume of announced transactions increased by 4%.1 Notwithstanding the relatively soft start to the year in terms of deal completions or announcements, we have seen a strong level of corporate interest in strategic transactions since the U.S. presidential election. We expect that as uncertainty with respect to government policy initiatives relating to taxes and regulation diminishes the pace of transaction announcements will increase, both in the U.S. and around the world.
Our revenues were $56.9 million in the first quarter of 2017 compared to $66.9 million in the first quarter of 2016, a decrease of $10.0 million, or 15%. This decrease principally resulted from lower transaction fee revenue relating to relatively small transactions and lower fund placement revenues, offset in part by small increases in deal announcement fees and retainer fee revenue. Our first quarter revenues were also impacted by the timing of transaction closings as we had few large transactions closings occur in the beginning of April 2017, which brought our year to date revenue back into line with what we had been expecting for the early part of the year. In terms of geographic diversity, during the first three months of 2017, our most significant transaction activity was in the U.S. and the U.K.
We view pre-tax margin as a key measure of operating performance. As a result of our decreased revenues in the first quarter of 2017 as compared to the same period in 2016, our pre-tax earnings for the three months ended March 31, 2017 were $2.2 million, representing a pre-tax profit margin of 4% for the first quarter of 2017 as compared to pre-tax profit margins of 10% for the first quarter of 2016. While we cannot predict our profit margin for any future period, our annual pre-tax margin was 26% for 2016 and has ranged from 25% to 26% over four of the past five calendar years, except for 2015 when it was 17%.
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

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of April 25, 2017.

Results of Operations
Revenues
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
We earned $56.9 million in revenues in the first quarter of 2017 compared to $66.9 million in the first quarter of 2016, a decrease of $10.0 million, or 15%. This decrease principally resulted from an absence of large merger and acquisition completions and lower fund placement revenues, offset in part by small increases in deal announcement fees and retainer fee revenues.
Completed assignments in the first quarter of 2017 included:

•	The representation of Avanti Communications Group plc on the successful completion of a consent solicitation and exchange offer of its senior secured notes;

•	The representation of the official unsecured creditors’ committee of CHC Group, Ltd. on CHC's Chapter 11 proceedings;

•	The sale of Derma Sciences, Inc. to Integra LifeSciences Holdings Corporation;

•	The acquisition by International Flavors & Fragrances Inc. of Fragrance Resources;

•	The sale by Lion Pty Ltd of its Australian premium wine business, Fine Wine Partners, to Accolade Wines;

•
Advising Natural Resource Partners L.P. on a series of recapitalization transactions, including the extension of NRP’s near-term debt maturities and the issuance of $250 million of new preferred equity capital;

•	Advising New Enterprise Stone & Lime Co., Inc. in connection with its recent financing transactions;

•	The merger of Shanks Group plc with van Gansewinkel Groep B.V.;

•	The sale by Teva Pharmaceutical Industries Ltd. of the assets and operations of Actavis Generics in the U.K. and Ireland to Accord Healthcare Limited, a subsidiary of Intas Pharmaceuticals Ltd; and

•	Advising Palatin Technologies, Inc. on the exclusive licensing of North American rights to develop and commercialize bremelanotide to AMAG Pharmaceuticals, Inc.

During the first quarter of 2017, our global capital advisory group advised real estate fund general partners on three interim closings of primary capital commitments from institutional investors. In addition, the secondary capital advisory group advised institutional investors on 31 closings of sales of limited partnership interests in secondary market transactions.
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
Our total operating expenses for the first quarter of 2017 were $54.8 million, which compared to $60.4 million of total operating expenses for the first quarter of 2016. This represents a decrease of $5.6 million, or 9%, which resulted principally from a decrease in our non-compensation expenses as described in more detail below. The pre-tax profit margin for the three months ended March 31, 2017 was 4% as compared to 10% for the same period in 2016, which for both periods was lower than our typical profit margin due to relatively low revenues in both first quarter periods.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended March 31,
	2017	2016
	(in millions, unaudited)
Employee compensation and benefits expenses	$44.1	$44.5
% of revenues	77%	67%
Non-compensation expenses	10.7	15.9
% of revenues	19%	24%
Total operating expenses	54.8	60.4
% of revenues	96%	90%
Total income before tax	2.2	6.5
Pre-tax profit margin	4%	10%
Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the first quarter of 2017 were $44.1 million, which reflected a 77% ratio of compensation to revenues. This amount compared to $44.5 million for the first quarter of 2016, which reflected a 67% ratio of compensation to revenues. While the amount of compensation expense remained relatively constant for both first quarter periods, the increase in the ratio of compensation to revenues during the first quarter of 2017 resulted from the spreading of our employee compensation and benefits expense over lower revenues.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Expenses
Our non-compensation expenses were $10.7 million in the first quarter of 2017 compared to $15.9 million in the first quarter of 2016, reflecting a decrease of $5.2 million, or 33%. The decrease in non-compensation expenses principally resulted from an adjustment in the estimated fair value of the contingent cash consideration for the earnout agreed as part of our 2015 acquisition of Cogent, offset by the absence of foreign currency gains. Interest expense, included within non-compensation expenses, for the three months ended March 31, 2017 and 2016 was $0.8 million and $0.7 million, respectively.
For the two year period ending March 31, 2017, which represented the first earnout period, the revenue generated by our secondary placement business was slightly less than the revenue target required to achieve the Cogent earnout and for the selling unitholders to receive additional consideration of $18.9 million in cash and the issuance of 334,048 shares of our common stock. Under the terms of the earnout arrangement there is a second opportunity for the business to achieve the earnout during the two year period ended March 31, 2019. As has been the case since we purchased Cogent, we remeasure the fair value of the contingent cash consideration quarterly based on a probability weighted present value that the revenue target may be achieved. Based on our remeasurement of the likelihood of achieving the remaining revenue target for the period ended March 31, 2019 we recorded a benefit of $6.0 million during the first quarter of 2017. We continue to estimate that it is likely that the earnout will be achieved and we have therefore retained the same probability factor for the second earnout as in prior periods. Without the benefit of the remeasurement of the Cogent earnout, our non-compensation expenses would have been $16.7 million, or $0.8 million higher than the first quarter of 2016 primarily as a result of the lack of foreign currency gains.
Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2017 were 19% compared to 24% for the same period in 2016. The decrease in non-compensation expenses as a percentage of revenues in the first quarter of 2017 as compared to the same period in 2016 principally resulted from the benefit of the remeasurement of the Cogent earnout as discussed above.

Our non-compensation expenses as a percentage of revenues can vary as a result of a variety of factors including fluctuation in revenue amounts, changes in headcount, the amount of recruiting and business development activity, the amount of office expansion, the amount of reimbursement of engagement-related expenses by clients, costs associated with acquisitions, the amount of borrowings, interest rate and currency movements and other factors, such as the contingent earnout. Accordingly, the non-compensation expenses as a percentage of revenues in any particular period may not be indicative of the non-compensation expenses as a percentage of revenues in future periods.

Provision for Income Taxes
For the first quarter of 2017, the provision for income taxes was $2.9 million, which reflected an effective tax rate of 134%. This compared to a provision for income taxes in the first quarter of 2016 of $2.1 million, which reflected an effective tax rate of 33%.

Effective in the first quarter of 2017, we were subject to a new accounting pronouncement which required us to record a charge or benefit in our provision for income taxes for the tax impact of both the difference between the grant price value and market price value of the awards at the time of vesting of restricted stock awards and the payment of RSU dividend equivalents. In prior periods, the tax impact of this difference was recorded as a charge or benefit to stockholders equity. For the first quarter of 2017, we incurred a net charge of $2.1 million related to the new accounting requirement. Excluding this charge, the provision for income taxes for the first quarter of 2017 would have been $0.8 million, which would have reflected a tax rate of 37%.

The increase in the effective tax rate in the first quarter of 2017, excluding the net charge related to the new accounting requirement, resulted from the generation of a greater proportion of earnings in the U.S., which imposes a higher tax rate than the foreign jurisdictions in which we operate.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At March 31, 2017, we had cash and cash equivalents of $52.0 million, of which $33.5 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2017, we had advisory fees receivable of $67.6 million, including long-term receivables related to our primary capital advisory engagements of $24.7 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2017, we paid to our employees cash bonuses and accrued benefits of $26.2 million relating to 2016 compensation. In addition, during the first quarter of 2017, we paid $14.9 million related to income taxes owed principally in the U.S. and the U.K. for the year ended December 31, 2016.
To provide for working capital needs and other general corporate purposes in the U.S, we have a revolving bank loan facility. As part of the annual renewal of the revolving loan facility, in March 2017, we extended the maturity date of the facility to April 30, 2018 and increased the size of the facility by $10.0 million to $80.0 million. Historically, we have been able to extend the maturity date of the revolving bank loan facility for a new one-year period shortly before maturity of the exiting loan facility. We expect to renew the revolving bank loan facility in future periods although our ability to do so in the future is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate or 3.5%. At March 31, 2017, we had $74.0 million outstanding under the revolving bank loan facility.
It is our objective to generally maintain global cash balances in excess of the amount outstanding under our revolving bank loan facility. Although our revolving bank debt exceeded our cash balance at March 31, 2017, since quarter end as a result of transaction activity and fee collections during April, at April 30, 2017 we had cash and cash equivalents of approximately $71.2 million, which was in excess of the $64.3 million outstanding under our revolving bank loan facility.
In connection with our acquisition of Cogent in April 2015, we borrowed $45.0 million from our bank lender through two bank term loan facilities, each in an original principal amount of $22.5 million. One term loan was paid in full prior to its maturity on April 30, 2016 and the other bank term loan facility had an outstanding principle balance of $16.9 million at March 31, 2017. In early April 2017, we repaid $5.6 million related to a principal installment due April 30, 2017. As a result of that payment, as of April 30, 2017, $11.3 million remains outstanding on the bank term loan facility and is payable in two equal installments, which are due on or before October 31, 2017 and April 30, 2018, respectively. There are no prepayment penalties for the early repayment of the term loan facility and principal amounts repaid cannot be reborrowed. The interest rate applicable to the outstanding bank term loan facility is equal to the Prime rate plus one and one-quarter percent (1.25%) per annum and will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on such bank term loan facility is $7.5 million or less.  The interest rate applicable to the bank term loan facility can never be less than four percent (4.00%) per annum.
Both the revolving bank loan facility and the bank term loan facility are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking fund, cash distributions from G&Co, GCI and GC LP, and advisory fees receivable of G&Co. In addition, the incurrence of additional indebtedness requires the prior approval of our lender. Further, the Company is required to comply with certain financial and liquidity covenants on a quarterly basis. At March 31, 2017, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
As additional contingent consideration for the purchase of Cogent, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock in the future if our secondary fund placement business achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019) (the "Earnout"). For the two year period ending March 31, 2017, the revenue generated by our secondary placement business was slightly less than revenue target required to achieve the Earnout during the first two year period. If the revenue target is achieved during the two year period ended March 31, 2019, the contingent consideration will be paid on the fourth anniversary date of the closing.
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
Over the past two years we increased our U.S. revolving loan facility to provide adequate financial flexibility in the U.S. without accessing our foreign cash holdings. Presently, a substantial portion of our foreign cash is held in the U.K, which is currently subject to tax at a rate of 19%, and scheduled to decline to 17% in 2020. If the U.S. tax law were to change and corporate federal rates were reduced to a level in the range of 15% to 25%, as have been proposed by U.S. lawmakers, we would not only likely benefit from higher earnings and cash flow as a result, but also we would also be eligible to repatriate cash from overseas to the U.S. with little or no tax increase in order to reduce debt and/or increase returns of capital to shareholders.

In January 2017, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2017. For the three months ended March 31, 2017, we are deemed to have repurchased 423,556 shares of our common stock at an average price of $29.55 per share for a total cost of $12.5 million in connection with the cash settlement of tax liabilities incurred in respect of stock delivered to our employees in connection with the vesting of restricted stock units. While we expect to fund future repurchases of our common stock (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. Any future repurchases of our common stock will be dependent upon our cash flow generation and take into account the payment of dividends, repayment of the bank loan facilities, potential obligations under the Earnout and other relevant factors.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at May 1, 2017, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $49.1 million (as calculated based upon the closing share price as of May 1, 2017 of $25.25 per share and assuming a withholding tax rate of 42%) over the next five years, of which $1.2 million remains payable in 2017, $14.2 million will be payable in 2018, $13.1 million will be payable in 2019, $14.1 million will be payable in 2020, $6.2 million will be payable in 2021 and $0.3 million will be payable in 2022. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
As part of our long-term incentive award program, we also grant deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest over a three to five year service period, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Based upon the value of the deferred cash awards outstanding at March 31, 2017, we estimate payments of $33.9 million over the next five years, of which $4.0 million remains payable in 2017, $11.4 million will be payable in 2018, $11.5 million will be payable in 2019, $4.6 million will be payable in 2020, and $2.4 million will be payable in 2021. We will realize a corporate income tax deduction at the time of payment.
Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2016, we made dividend distributions of $61.6 million, or $1.80 per common share and outstanding restricted stock unit. During the three months ended March 31, 2017, we made dividend distributions of $15.5 million, or $0.45 per common share and outstanding restricted stock unit. We have declared a dividend of $0.45 per common share payable in June 2017. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facilities, potential obligations under the Earnout, contractual restrictions and other factors as our Board of Directors may deem relevant.
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
Cash Flows
In the three months ending March 31, 2017, our cash and cash equivalents decreased by $46.3 million from December 31, 2016, including an increase of $0.7 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $28.5 million from operating activities, which consisted of $12.8 million from net income after giving effect to non-cash items offset by a net increase in working capital of $41.3 million, principally from payment of annual bonuses and accrued income taxes. We used $0.4 million in investing activities to fund equipment purchases and leasehold improvements. We used $18.0 million in financing activities, including $15.5 million for the payment of dividends, $12.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, offset in part by the net borrowings of $9.9 million on our revolving bank loan facility.
In the three months ending March 31, 2016, our cash and cash equivalents decreased by $14.4 million from December 31, 2015, including a decrease of $1.0 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $1.4 million from operating activities, including $17.3 million from net income after giving effect to non-cash items offset by a net increase in working capital of $15.9 million principally from the payment of accrued income taxes payable and annual bonuses. We used $0.3 million in investing activities to fund leasehold improvements. We used $14.5 million in financing activities, including $15.4 million for the payment of dividends, $7.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $6.7 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowings of $15.3 million on our revolving bank loan facility.

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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange in the major markets in which we operate between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 26% of our revenues for the three month period ended March 31, 2017 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we generated a significant portion of our foreign earnings, included the United Kingdom, Europe and Australia. During the three month period ended March 31, 2017, as compared to the same period in 2016, the value of the U.S. dollar strengthened relative to the pound sterling and euro and weakened relative to the Australian dollar. In aggregate, although there was a negative impact on our revenues in the first three months of 2017 as compared to the same period in 2016 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant due to the timing of receipts and the mix of currencies we received, including the negotiation for the payment of certain foreign transaction fees in U.S. dollars. Further, because our operating costs in foreign jurisdictions are denominated in local currency we are effectively internally hedged against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the First Quarter of 2017:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
Jan	—	—	—	$75,000,000
Feb	—	—	—	75,000,000
Mar	—	—	—	75,000,000
Total	—		—	$75,000,000

_____________________________________________

(1)
Excludes 423,556 shares we are deemed to have repurchased in the first quarter of 2017 at an average price of $29.55 per share, or $12.5 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 26, 2017, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2017 to December 31, 2017.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1	Renewal and Modification Agreement, dated as of March 16, 2017, by and between Greenhill & Co., Inc. and First Republic Bank
10.2	Security Agreement (Partnership Distributions), dated as of March 16, 2017, by and between Greenhill & Co., Inc. and First Republic Bank
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 8, 2017

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1