Form 10-Q
period 2017-06-30
GREENHILL & CO INC
filed 2017-08-09
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of August 1, 2017, there were 29,638,437 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

		Page
PART I.	Financial Information
1.	Financial Statements
	Condensed Consolidated Statements of Financial Condition as of June 30, 2017 (unaudited) and December 31, 2016	4
	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017 (unaudited) and the year ended December 31, 2016	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	29

4.	Controls and Procedures	29

PART II.	Other Information
1.	Legal Proceedings	29

1A.	Risk Factors	29

2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

3.	Defaults Upon Senior Securities	29

4.	Mine Safety Disclosures	30

5.	Other Information	30

6.	Exhibits	E-1

Signatures		II-1

Exhibits

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents ($4.4 million and $4.3 million restricted from use at June 30, 2017 and December 31, 2016, respectively)	$68,022	$98,313
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million at June 30, 2017 and December 31, 2016	50,120	68,140
Other receivables	3,716	2,830
Property and equipment, net of accumulated depreciation of $60.4 million at June 30, 2017 and $59.0 million at December 31, 2016	8,650	8,764
Goodwill	215,568	208,186
Deferred tax asset, net	55,585	62,108
Other assets	7,950	8,341
Total assets	$409,611	$456,682
Liabilities and Equity
Compensation payable	$22,700	$37,527
Accounts payable and accrued expenses	8,771	9,297
Current income taxes payable	5,635	18,968
Bank revolving loan payable	68,650	64,070
Bank term loans payable	11,250	16,875
Contingent obligation due selling unitholders of Cogent	7,582	15,095
Deferred tax liability	4,426	3,667
Total liabilities	129,014	165,499
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 42,433,652 and 41,377,614 shares issued as of June 30, 2017 and December 31, 2016, respectively; 29,605,106 and 28,981,189 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	424	414
Restricted stock units	65,946	85,907
Additional paid-in capital	775,390	734,728
Exchangeable shares of subsidiary; 257,156 shares issued as of June 30, 2017 and December 31, 2016; 32,804 shares outstanding as of June 30, 2017 and December 31, 2016	1,958	1,958
Retained earnings	86,503	111,798
Accumulated other comprehensive income (loss)	(25,667)	(32,398)
Treasury stock, at cost, par value $0.01 per share; 12,828,546 and 12,396,425 shares as of June 30, 2017 and December 31, 2016, respectively	(623,957)	(611,224)
Stockholders’ equity	280,597	291,183
Total liabilities and equity	$409,611	$456,682

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2017	2016	2017	2016
Revenues
Advisory revenues	$67,038	$90,265	$123,738	$156,818
Investment revenues	231	220	460	532
Total revenues	67,269	90,485	124,198	157,350
Expenses
Employee compensation and benefits	38,843	44,110	82,893	88,616
Occupancy and equipment rental	5,290	4,879	9,998	9,550
Depreciation and amortization	760	791	1,546	1,639
Information services	2,222	2,140	4,634	4,510
Professional fees	2,001	1,749	3,611	3,258
Travel related expenses	3,494	2,958	6,214	5,774
Interest expense	789	802	1,608	1,548
Other operating expenses	4,294	3,191	1,944	6,132
Total expenses	57,693	60,620	112,448	121,027
Income before taxes	9,576	29,865	11,750	36,323
Provision for taxes	3,331	10,237	6,251	12,338
Net income allocated to common stockholders	$6,245	$19,628	$5,499	$23,985
Average shares outstanding:
Basic	31,933,830	31,712,959	32,151,409	31,898,939
Diluted	31,977,479	31,712,959	32,251,500	31,898,939
Earnings per share:
Basic	$0.20	$0.62	$0.17	$0.75
Diluted	$0.20	$0.62	$0.17	$0.75
Dividends declared and paid per share	$0.45	$0.45	$0.90	$0.90

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income allocated to common stockholders	$6,245	$19,628	$5,499	$23,985
Currency translation adjustment, net of tax	2,115	(3,070)	6,731	960
Comprehensive income allocated to common stockholders	$8,360	$16,558	$12,230	$24,945

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except for per share data)

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$414	$405
Common stock issued	10	9
Common stock, end of the period	424	414
Restricted stock units
Restricted stock units, beginning of the period	85,907	84,969
Restricted stock units recognized, net of forfeitures	20,263	45,880
Restricted stock units delivered	(40,224)	(44,942)
Restricted stock units, end of the period	65,946	85,907
Additional paid-in capital
Additional paid-in capital, beginning of the period	734,728	697,607
Common stock issued and contingently issued common stock	39,815	44,789
Tax (expense) from the delivery of restricted stock units	847	(7,668)
Additional paid-in capital, end of the period	775,390	734,728
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	111,798	109,860
Dividends	(30,794)	(61,609)
Tax benefit from payment of restricted stock unit dividends	—	2,785
Net income allocated to common stockholders	5,499	60,762
Retained earnings, end of the period	86,503	111,798
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(32,398)	(28,405)
Currency translation adjustment, net of tax	6,731	(3,993)
Accumulated other comprehensive income (loss), end of the period	(25,667)	(32,398)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(611,224)	(583,038)
Repurchased	(12,733)	(28,186)
Treasury stock, end of the period	(623,957)	(611,224)
Total stockholders' equity	$280,597	$291,183

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Operating activities:
Net income allocated to common stockholders	$5,499	$23,985
Adjustments to reconcile net income allocated to common stockholders to net cash provided by (used in) operating activities:
Non-cash items included in net income allocated to common stockholders:
Depreciation and amortization	1,546	1,639
Net investment (gains) losses	25	35
Restricted stock units recognized	20,263	20,217
Deferred taxes	3,895	(882)
Loss (gain) on fair value of contingent obligation	(7,513)	1,457
Changes in operating assets and liabilities:
Advisory fees receivable	18,020	(2,504)
Other receivables and assets	(580)	665
Deferred tax asset, net	—	7,345
Compensation payable	(14,827)	(3,612)
Accounts payable and accrued expenses	(926)	1,960
Current income taxes payable	(13,332)	(5,283)
Net cash provided by (used in) operating activities	12,070	45,022
Investing activities:
Distributions from investments	60	—
Purchases of property and equipment	(1,187)	(1,013)
Net cash used in investing activities	(1,127)	(1,013)
Financing activities:
Proceeds from revolving bank loan	42,430	57,329
Repayment of revolving bank loan	(37,850)	(42,229)
Repayment of bank term loans	(5,625)	(11,250)
Dividends paid	(30,794)	(31,002)
Purchase of treasury stock	(12,733)	(12,753)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	—	(5,726)
Net cash used in financing activities	(44,572)	(45,631)
Effect of exchange rate changes on cash and cash equivalents	3,338	(4,555)
Net decrease in cash and cash equivalents	(30,291)	(6,177)
Cash and cash equivalents, beginning of period	98,313	69,962
Cash and cash equivalents, end of period	$68,022	$63,785
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,857	$1,529
Cash paid for taxes, net of refunds	$16,225	$14,364

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
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.0 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $3.2 million for each of the six months ended June 30, 2017 and 2016, respectively.

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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a bad debt expense of $0.8 million for the three and six month periods ended June 30, 2017. The Company recorded a bad debt expense of $0.3 million for the three month period ended June 30, 2016 and $0.4 million for the six month period ended June 30, 2016.
Included in the advisory fees receivable balance at June 30, 2017 and December 31, 2016 were $23.4 million and $26.1 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to primary capital advisory engagements of $0.2 million for each of the three month periods ended June 30, 2017 and 2016, and $0.4 million for each of the six month periods ended June 30, 2017 and 2016.
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
Other Assets
Included in other assets are the Company's investments in merchant banking funds, which are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments is determined by management of the fund after giving consideration to the cost of the security, quoted market prices, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. The funds may apply discounts to reflect the lack of liquidity and other transfer restrictions.
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
Provision for Taxes
The Company accounts for taxes in accordance with the accounting guidance for income taxes which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Additionally, the Company accounts for the net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents as an income tax expense or benefit. See "Note 10 — Income Taxes".
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
Foreign Currency Translation
Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Revenues and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the condensed consolidated statements of changes in stockholders' equity. Foreign currency transaction gains and losses are included in the condensed consolidated statements of income.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 amends the guidance in former ASC Topic 718, Compensation – Stock Compensation. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016 and the Company adopted these amendments effective on January 1, 2017. The impact of ASU No. 2016-09 resulted in a net increase to the provision for income taxes during the six month period ending June 30, 2017 related to excess tax benefits and tax deficiencies for its restricted stock unit compensation, which under the prior standard was recorded as an adjustment to retained earnings. See "Note 10 — Income Taxes".
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

In May 2014, the FASB issued ASU 2014-9 "Revenue from Contracts with Customers" codifying ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The new guidance was effective for fiscal years beginning after December 15, 2016.  In August 2015, the FASB issued ASU No. 2015-14, "Deferral of the Effective Date," which defers the effective date of its new recognition standard by one year.  The standard would be effective for public entities for annual reporting periods beginning after December 15, 2017. The Company has been evaluating the impact of the future adoption of ASU 2014-09 on our consolidated financial Statements which requires applying the new standard to prior comparative periods when reporting under the new standard becomes effective. As the AICPA industry task force on Broker-Dealers, the AICPA's Revenue Recognition Working Group and the AICPA's Financial Reporting Executive Committee (FinREC) provide further guidance on ASU 2014-09, the Company will continue to re-evaluate the financial impact on the Company's consolidated financial statements.

Note 3 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of June 30,	As of December 31,
	2017	2016
	(in thousands, unaudited)	(in thousands)
Cash	$56,086	$85,047
Cash equivalents	7,488	9,013
Restricted cash - letters of credit	4,448	4,253
Total cash and cash equivalents	$68,022	$98,313
The carrying value of the Company's cash equivalents approximates fair value.
Letters of credit are secured by cash held on deposit.

Note 4 — Other Assets
At June 30, 2017 and December 31, 2016, the Company had an investment in a previously sponsored merchant banking fund, Greenhill Capital Partners II (“GCP II”), and an interest in Barrow Street III, a real estate investment fund. At June 30, 2017 the Company had no remaining unfunded commitments.
Other assets consist of the following:

	As of June 30,	As of December 31,
	2017	2016
	(in thousands, unaudited)	(in thousands)
Prepaid expenses	$3,839	$4,295
Investments in merchant banking funds	1,604	1,689
Rent deposits	1,753	1,517
Other tangible assets	604	540
Intangible assets	150	300
Total other assets	$7,950	$8,341

Note 5 — Fair Value of Financial Instruments
There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the three and six month periods ended June 30, 2017 and 2016. There were no Level 3 assets measured at fair value during the three and six month periods ended June 30, 2017 and 2016.
In connection with the acquisition of Cogent Partners, LP and its affiliates ("Cogent") (now known as our secondary advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the "Earnout"). The cash payment and the issuance of common shares related to the Earnout will be made if secondary capital advisory revenues of $80.0 million or more are earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by our secondary fund placement business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout. If the revenue target is achieved during the second two period ending on March 31, 2019, the contingent consideration will be paid promptly after that date. If the revenue target is not achieved during the remaining two year earnout period, a payment will not be made. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. At June 30, 2017, based on changes in the estimated probability of achievement and the present value of the remaining term, the contingent cash consideration was valued at $7.6 million. For the three and six month periods ended June 30, 2017, the Company recognized decreases in other operating expenses of $1.5 million and $7.5 million, respectively. For the three and six month periods ended June 30, 2016, the Company recognized increases in other operating expenses of $1.1 million and $1.5 million, respectively. See "Note 9 - Earnings Per Share".
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

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$7,582	$7,582
Total	$—	$—	$7,582	$7,582

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$15,095	$15,095
Total	$—	$—	$15,095	$15,095

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six month periods ended June 30, 2017 are as follows:

	Opening Balance as of April 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$9,090	$1,508	$—	$—	$—	$—	$—	$7,582	$1,508
Total	$9,090	$1,508	$—	$—	$—	$—	$—	$7,582	$1,508

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$15,095	$7,513	$—	$—	$—	$—	$—	$7,582	$7,513
Total	$15,095	$7,513	$—	$—	$—	$—	$—	$7,582	$7,513

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six month periods ended June 30, 2016 are as follows:

	Opening Balance as of April 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$14,032	$(1,072)	$—	$—	$—	$—	$—	$15,104	$(1,072)
Total	$14,032	$(1,072)	$—	$—	$—	$—	$—	$15,104	$(1,072)

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	$(1,457)	$—	$—	$—	$—	$—	$15,104	$(1,457)
Total	$13,647	$(1,457)	$—	$—	$—	$—	$—	$15,104	$(1,457)
Realized and unrealized gains (losses) are reported as a component of other operating expenses in the condensed consolidated statements of income.
The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of June 30, 2017:

	Fair Value as of June 30, 2017	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$7,582	Present value of expected payments	Discount rate		13%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of June 30, 2017 was principally based on the acquired business' (i) actual revenue generation from April 1, 2015 through March 31, 2017 and (ii) actual and projected revenue generation from April 1, 2017 through March 31, 2019.

Valuation Processes - Level 3 Measurements - The Company utilizes a valuation technique based on a present value method applied to the probability of achieving a range of potential revenue outcomes. The valuation was conducted by the Company. The Company updates unobservable inputs each reporting period and has a formal process in place to review changes in fair value.
Sensitivity Analysis - Level 3 Measurements - The significant unobservable inputs used in determining fair value are the discount rate and forecast revenue information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecast revenue information would result in a higher (lower) fair value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other inputs.

Note 6 — Related Parties
At June 30, 2017 and December 31, 2016, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.02 million for each of the three month periods ended June 30, 2017 and 2016, respectively, and $0.04 million and for each of the six month periods ended June 30, 2017 and 2016, respectively, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.

Note 7 — Bank Loan Facilities
At June 30, 2017, the Company had a $80.0 million revolving bank loan facility to provide for working capital needs and for other general corporate purposes. In March 2017, the borrowing capacity under the revolving loan facility was increased by

$10.0 million, from $70.0 million to $80.0 million, and the maturity date was extended to April 30, 2018. Interest on the borrowings is based on the higher of 3.50% or the U.S. Prime Rate (4.25% at June 30, 2017) and is payable monthly. The weighted average daily borrowings outstanding under the revolving bank loan facility were approximately $62.7 million and $49.3 million for the six months ended June 30, 2017 and 2016, respectively. The weighted average interest rate was 3.89% and 3.50% for the six months ended June 30, 2017 and 2016, respectively.
In connection with the acquisition of Cogent in April 2015, the Company borrowed $45.0 million, which was comprised of two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million. One Term Loan Facility was paid in full in advance of its maturity date in April 2016. The other Term Loan Facility matures on April 30, 2018 (the "Three Year Facility"), is payable in four equal semi-annual installments beginning on October 31, 2016 and bears interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate will be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the Three Year Facility is $7.5 million or less. At June 30, 2017, the outstanding principal balance of the Three Year Facility was $11.3 million. The second installment of $5.6 million of the Three Year Facility was repaid in April 2017. Future installments of $5.6 million each are due on October 31, 2017 and April 30, 2018. There are no prepayment penalties for the early repayment of the Term Loan Facilities and principal amounts repaid cannot be reborrowed. The interest rate applicable to the Term Loan Facilities can never be less than four percent (4.00%) per annum. The weighted average interest rate related to the Term Loan Facilities was 5.12% and 4.75% for the six months ended June 30, 2017 and 2016, respectively.
The bank loan facilities are provided by a U.S. banking institution and are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co, CP LP and GCI and advisory fees receivable from G&Co. In addition, the bank loan facilities have a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company is required to comply with certain financial and liquidity covenants. At June 30, 2017, the Company was compliant with all bank loan covenants.

Note 8 — Equity
On June 21, 2017, a dividend of $0.45 per share was paid to stockholders of record on June 7, 2017. For the six months ended June 30, 2017, dividend payments of $0.90 per share were paid to stockholders. Dividends include dividend equivalents of $4.1 million, which were paid on outstanding restricted stock units for each of the six months ended June 30, 2017 and 2016, respectively.
During the six months ended June 30, 2017, 1,049,998 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 432,121 shares at an average price of $29.46 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
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

Note 9 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income allocated to common stockholders	$6,245	$19,628	$5,499	$23,985
Denominator for basic EPS — weighted average number of shares	31,934	31,713	32,151	31,899
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	44	—	100	—
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	31,977	31,713	32,252	31,899
Earnings per share:
Basic	$0.20	$0.62	$0.17	$0.75
Diluted	$0.20	$0.62	$0.17	$0.75
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
The provision for income taxes for the six months ending June 30, 2017 reflects a net charge of $1.5 million related to excess tax benefits and tax deficiencies for its restricted stock unit compensation as required by new accounting guidance for share-based compensation effective January 1, 2017. In prior periods, these excess tax benefits and tax deficiencies were recorded as a charge or benefit to stockholders' equity.
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
The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of June 30, 2017, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 11 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2017, G&Co’s net capital was $9.4 million, which exceeded its requirement by $8.7 million. G&Co’s aggregate indebtedness to net capital ratio was 1.1 to 1 at June 30, 2017. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. GC LP is subject to capital requirements of the SEC and the FCA. We are also subject to certain regulatory capital requirements in other jurisdictions. As of June 30, 2017, GCI, Greenhill Australia, GC LP and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On July 26, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.45 per share. The dividend will be payable on September 27, 2017 to the common stockholders of record on September 13, 2017.
On August 4, 2017, the Company repaid the third installment of the Three Year Term Loan Facility due on October 31, 2017 of $5.6 million. As a result of the repayment the interest rate on the Three Year Term Loan decreased by one-half of one percent (0.50%) per annum. Effective immediately after the repayment, the interest rate on the final installment due on or before April 30, 2018 is the Prime Rate plus three quarters of one percent (0.75%) per annum.
On August 8, 2017, the borrowing capacity under the revolving loan facility was increased from $80.0 million to $90.0 million through the maturity date of the facility on April 30, 2018.

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
Over our 21 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent Partners, LP, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Hong Kong, Sweden and Brazil. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2017, we have announced the recruitment of nine corporate advisory focused managing directors, who have or will be joining our teams in the United States, Australia, Canada and Europe, including two who extend our reach into the Spanish market.

Business Environment
Global economic and financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2016 Annual Report on Form 10-K filed with Securities and Exchange Commission. Global deal activity in the first six months of 2017 has had a weak start in terms of both transaction completions and deal announcement activity. On a year to date basis as of June 30, 2017, the number of completed transactions globally decreased by 9% versus the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) also decreased by 9%. The number of announced transactions globally decreased by 3% in year to date 2017 versus the same period in the prior year, while the volume of announced transactions decreased by 5%.1
During the year to date period in 2017, our revenues were impacted by global transaction activity which favored the U.S., middle market transactions, and restructuring activity. Historically, our mix of business has a large international component, is weighted toward larger transaction activity, and our restructuring team is relatively small.
Our revenues were $67.3 million in the second quarter of 2017 compared to $90.5 million in the second quarter of 2016, a decrease of $23.2 million, or 26%. The decrease principally resulted from a decline in the number and scale of transaction completion fees, particularly in markets outside the U.S. For the six months ended June 30, 2017, revenues of $124.2 million compare to $157.4 million for the comparable period in 2016, a decrease of $33.2 million, or 21%. This decrease principally resulted from a decrease in the number and scale of merger and acquisition completion fees.
We view pre-tax margin as a key measure of operating performance. As a result of our decreased revenues in the second quarter of 2017 and the six months ended June 30, 2017 as compared to the same periods in 2016, our pre-tax earnings for the three and six months ended June 30, 2017 were $9.6 million and $11.8 million, respectively, representing a pre-tax profit margin of 14% for the second quarter of 2017 and 9% for the six months ended June 30, 2017 as compared to pre-tax profit margins of 33% for the second quarter of 2016 and 23% for the six months ended June 30, 2016. While we cannot predict our profit margin for any future period, our annual pre-tax margin was 26% for 2016 and has ranged from 25% to 26% over four of the past five calendar years, except for 2015 when it was 17%.
Looking ahead, our backlog of announced pending transactions indicates that the third quarter of 2017 will be a difficult one, as research analysts are already expecting, but our backlog of announced and earlier stage assignments leads us to expect significant improvement before year end 2017 and into 2018.
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

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of July 26, 2017.

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
We generated $67.3 million in revenues in the second quarter of 2017 compared to $90.5 million in the second quarter of 2016, a decrease of $23.2 million, or 26%. The decrease principally resulted from a decline in the number and scale of transaction completion fees, particularly in markets outside the U.S.
For the six months ended June 30, 2017, revenues were $124.2 million compared to $157.4 million in 2016, a decrease of $33.2 million, or 21%. This decrease principally resulted from a decrease in the number and scale of merger and acquisition completion fees. Retainer fees for the six months ended June 30, 2017 increased over the same period last year, and advisory revenues from U.S. clients were materially higher, but those factors were outweighed by substantially reduced revenues from European clients and continued weakness in other foreign markets. Fund placement revenues for the six months ended June 30, 2017 were also lower than the same period in last year.
Completed assignments in the second quarter of 2017 included:

•	the acquisition by American Axle & Manufacturing Holdings, Inc. of Metaldyne Performance Group Inc.;

•	the representation of The British United Provident Association Limited ("BUPA") in connection with the increase of its stake in Bupa Arabia for Cooperative Insurance Co.;

•	the acquisition by Emerson Electric Co. of Pentair plc's Valves and Controls business;

•	the acquisition by GoDaddy Inc. of Host Europe Group Ltd.;

•	the representation of the Ad Hoc Group of Senior Secured Noteholders of Goodman Networks in connection with the company's chapter 11 restructuring;

•	the representation of Inenco Group Pty Ltd on the sale of 35% of its share equity to Genuine Parts Company;

•	the spin-off by TEGNA Inc. of Cars.com; and

•	the acquisition by Vector Capital of a majority stake in Experian plc's Cross-Channel Marketing business.

During the second quarter of 2017, our global capital advisory group advised real estate fund general partners on three interim closings of primary capital commitments from institutional investors. In addition, the secondary capital advisory group advised institutional investors on 26 closings of sales of limited partnership interests in secondary market transactions.
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
Our total operating expenses for the second quarter of 2017 were $57.7 million, which compared to $60.6 million of total operating expenses for the second quarter of 2016. The decrease in total operating expenses of $2.9 million, or 5%, resulted from a decrease in our compensation expenses, partially offset by an increase in non-compensation expenses, both as described in more detail below. The pre-tax profit margin for the three months ended June 30, 2017 was 14% as compared to 33% for the same period in 2016.
For the six months ended June 30, 2017, total operating expenses were $112.4 million, compared to $121.0 million of total operating expenses for the same period in 2016. The decrease of $8.6 million, or 7%, resulted principally from decreases in both our compensation and benefits expenses and non-compensation expenses, both as described in more detail below. The pre-tax profit margin for the six months ended June 30, 2017 was 9% as compared to 23% for the same period in 2016.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, unaudited)
Employee compensation and benefits expenses	$38.8	$44.1	$82.9	$88.6
% of revenues	58%	49%	67%	56%
Non-compensation expenses	18.9	16.5	29.6	32.4
% of revenues	28%	18%	24%	21%
Total operating expenses	57.7	60.6	112.4	121.0
% of revenues	86%	67%	91%	77%
Total income before tax	9.6	29.9	11.8	36.3
Pre-tax profit margin	14%	33%	9%	23%
Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the second quarter of 2017 were $38.8 million, which reflected a 58% ratio of compensation to revenues. This amount compared to $44.1 million for the second quarter of 2016, which reflected a 49% ratio of compensation to revenues. The decrease of $5.3 million, or 12%, was principally attributable to a reduction in the amount of accrued year-end bonuses commensurate with the decline in revenues.
For the six months ended June 30, 2017, our employee compensation and benefits expenses were $82.9 million, which reflected a 67% ratio of compensation to revenues. This amount compared to $88.6 million for the same period in the prior year, which reflected a 56% ratio of compensation to revenues. The decrease of $5.7 million, or 6%, was principally attributable to a lower year-end bonus accrual related to lower year to date revenues.

The increases in the ratio of compensation to revenues for both the three and six month periods in 2017 as compared to the same periods in 2016 resulted from the effect of spreading slightly lower compensation costs over lower revenues.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.

Non-Compensation Expenses
Our non-compensation expenses were $18.9 million in the second quarter of 2017 compared to $16.5 million in the second quarter of 2016, reflecting an increase of $2.4 million, or 14%. The increase in non-compensation expenses principally resulted from the charge-off of an uncollectible account and related legal costs, foreign currency losses from the funding of our investment in Brazil and increased travel expenses related to business development, offset in part by an adjustment in the estimated fair value of the contingent Cogent earnout. Interest expense, included within non-compensation expenses, for the each of the three months ended June 30, 2017 and 2016 was $0.8 million.
Non-compensation expenses as a percentage of revenues for the three months ended June 30, 2017 were 28% compared to 18% for the same period in 2016. The increase in non-compensation expenses as a percentage of revenues in the second quarter of 2017 as compared to the same period in 2016 principally resulted from the effect of spreading higher non-compensation costs over significantly lower revenues.

For the six months ended June 30, 2017, our non-compensation expenses were $29.6 million compared to $32.4 million for the same period in 2016, representing a decrease of $2.8 million, or 9%. The decrease in non-compensation expenses principally resulted from an adjustment in the estimated fair value of the contingent Cogent earnout, offset by the charge referred to above for an uncollectible account, an increase in travel costs, higher occupancy costs and foreign currency losses. Interest expense for the six months ended June 30, 2017 and 2016, included within non-compensation expense, was $1.6 million and $1.5 million, respectively.
Non-compensation expenses as a percentage of revenues for the six months ended June 30, 2017 were 24% compared to 21% for the same period in the prior year. The increase in non-compensation expenses as a percentage of revenues in the first six months of 2017 as compared to the same period in 2016 principally resulted from the spreading of slightly lower non-compensation costs over lower revenues.
As we have previously discussed, the revenue generated by our secondary fund placement business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout and for the selling shareholders to receive additional consideration of $18.9 million in cash and the issuance of 334,048 shares of our common stock. Under the terms of the earnout arrangement there is a second opportunity for the business to achieve the earnout during the two year period ended March 31, 2019. As has been the case since we purchased Cogent, we remeasure the fair value of the contingent cash consideration quarterly based on a probability weighted present value that the revenue target may be achieved. Based on our remeasurement of the likelihood of achieving the remaining revenue target we recorded a benefit of $7.5 million for the six months ended June 30, 2017. Without the benefit of the remeasurement of the Cogent earnout, our non-compensation expenses would have been $37.1 million for the six months ended June 30, 2017 before adjusting for certain other non-recurring charges incurred during that period.

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

Provision for Income Taxes

For the second quarter of 2017, the provision for income taxes was $3.3 million, which reflected an effective tax rate of 35%. This compared to a provision for income taxes in the second quarter of 2016 of $10.2 million, which reflected an effective tax rate of 34%. The decrease in the provision for income taxes for the second quarter of 2017 as compared to the same period in the prior year was primarily attributable to lower pre-tax income and a higher effective tax rate due to the generation of a greater proportion of U.S. source earnings, which are generally taxed at a higher rate than foreign source earnings.

For the six months ended June 30, 2017, the provision for taxes was $6.3 million, which reflected an effective tax rate of 53%. This compared to a provision for taxes for the six months ended June 30, 2016 of $12.3 million, which reflected an effective tax rate of 34%. The decrease in the provision for income taxes for the six months ended June 30, 2017 as compared to the same period in 2016 principally resulted from lower pre-tax income, partially offset by a higher effective tax rate resulting from both the generation of a greater proportion of U.S source earnings and the impact of the new accounting requirement discussed below.

Effective January 1, 2017, we were subject to a new accounting pronouncement which required us to record a charge or benefit in our provision for income taxes for the tax effect of the difference between the grant price value and market price value of the awards at the time of vesting of restricted stock awards. The pronouncement also required us to record an income tax benefit for the tax effect of dividend payments on restricted stock units. In prior periods, the tax effect of these differences was recorded as a charge or benefit to stockholders equity. For the six months ended June 30, 2017, we incurred a net charge of $1.5 million related to the new accounting requirements. Excluding this charge, the provision for income taxes for the first six months of 2017 would have been $4.7 million, reflecting a tax rate of 40%, which is significantly higher than our historical tax rate due to the expected generation of substantially all of our annual earnings from the U.S.

The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position, which consists of cash, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At June 30, 2017, we had cash and cash equivalents of $68.0 million, of which $41.4 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At June 30, 2017, we had advisory fees receivable of $50.1 million, including long-term receivables related to our primary capital advisory engagements of $23.4 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2017, we paid to our employees cash bonuses and accrued benefits of $26.2 million relating to 2016 compensation. In addition, during the six months of 2017, we paid $16.4 million related to income taxes owed principally in the U.S. and the U.K. for the year ended December 31, 2016.
To provide for working capital needs and other general corporate purposes in the U.S, we have a revolving bank loan facility. As part of the annual renewal of the revolving loan facility, in March 2017, we extended the maturity date of the facility to April 30, 2018 and increased the size of the facility by $10.0 million to $80.0 million. Effective August 8, 2017, the size of the facility was further increased to $90.0 million for the remaining term. Historically, we have been able to extend the maturity date of the revolving bank loan facility for a new one-year period shortly before maturity of the exiting loan facility. We expect to renew the revolving bank loan facility in future periods although our ability to do so in the future is not certain. The revolving bank loan facility bears interest at the higher of the Prime Rate (4.25% at June 30, 2017) or 3.5%. At June 30, 2017, we had $68.7 million outstanding under the revolving bank loan facility.
In connection with our acquisition of Cogent in April 2015, we borrowed $45.0 million from our bank lender through two bank term loan facilities, each in an original principal amount of $22.5 million. One term loan was paid in full prior to its maturity on April 30, 2016 and the other bank term loan facility had an outstanding principle balance of $11.3 million at June 30, 2017 and is payable in two equal installments, which are due on or before October 31, 2017 and April 30, 2018, respectively. On August 4, 2017 we repaid in advance $5.6 million related to the installment due on October 31, 2017. There are no prepayment penalties for the early repayment of the term loan facility and principal amounts repaid cannot be reborrowed. The interest rate applicable to the outstanding bank term loan facility was equal to the Prime rate plus one and one-quarter percent (1.25%) per annum through August 4, 2017 and was reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum effective following the reduction of the amount outstanding on the bank term loan facility to $7.5 million or less.  The interest rate applicable to the bank term loan facility can never be less than four percent (4.00%) per annum.
Both the revolving bank loan facility and the bank term loan facility are secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking fund, cash distributions from G&Co, GCI and GC LP, and advisory fees receivable of G&Co and GC LP. In addition, the incurrence of additional indebtedness requires the prior approval of our lender. Further, the Company is required to comply with certain financial and liquidity covenants on a quarterly basis. At June 30, 2017, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
It is our objective to generally maintain global cash balances in excess of the amount outstanding under our revolving bank loan facility. At August 7, 2017, after the repayment in advance of the term loan installment due in October 2017, we had cash and cash equivalents of approximately $74.5 million, which was slightly in excess of the $73.2 million outstanding under our revolving bank loan facility.
As additional contingent consideration for the purchase of Cogent, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock in the future if our secondary fund placement business achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019) (the "Earnout"). For the two year period ending March 31, 2017, the revenue generated by our secondary placement business was slightly less than revenue target required to achieve the Earnout during the first two year period. If the revenue target is achieved during the two year period ended March 31, 2019, the contingent consideration will be paid promptly after that date.
Historically, we have generated significant earnings outside of the U.S. and we have repatriated a substantial portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. To the extent we repatriate additional foreign earnings under current U.S. tax law we will be subject to incremental U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the lower rate of tax paid in the foreign jurisdictions. Accordingly, in order to make the most efficient use of these foreign earnings, it is our intention to retain our foreign earnings offshore indefinitely to reinvest in our non-U.S operations.
Over the past two years we increased our U.S. revolving loan facility to provide adequate financial flexibility in the U.S. without accessing our foreign cash holdings. Presently, a substantial portion of our foreign cash is held in the U.K, which is currently subject to tax at a rate of 19%, and scheduled to decline to 17% in 2020. If the U.S. tax law were to change and corporate federal rates were reduced to a level in the range of 15% to 25%, as have been proposed by U.S. lawmakers, we would not only likely benefit from higher earnings and cash flow as a result, but also we would also be eligible to repatriate cash from overseas to the U.S. with little or no incremental tax in order to reduce debt and/or increase returns of capital to shareholders, notwithstanding our intention to indefinitely retain these foreign earnings offshore. If necessary, we may seek to continue to increase the size of the revolving loan commitment to further increase our financial flexibility in the U.S.
In January 2017, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock during 2017. For the six months ended June 30, 2017, we are deemed to have repurchased 432,121 shares of our common stock at an average price of $29.46 per share for a total cost of $12.7 million in connection with the cash settlement of tax liabilities incurred in respect of stock delivered to our employees in connection with the vesting of restricted stock units. While we expect to fund future repurchases of our common stock (if any) with operating cash flow, we are unable to predict the timing or magnitude of our share repurchases. Any future repurchases of our common stock will be dependent upon our cash flow generation and take into account the payment of dividends, repayment of the bank loan facilities, potential obligations under the Earnout and other relevant factors.
Under the terms of our stock equity plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest. Based upon the number of restricted stock unit grants outstanding at August 1, 2017, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $34.4 million (as calculated based upon the closing share price as of August 1, 2017 of $18.35 per share and assuming a withholding tax rate of 42%) over the next five years, of which $0.2 million remains payable in 2017, $10.1 million will be payable in 2018, $9.4 million will be payable in 2019, $10.0 million will be payable in 2020, $4.4 million will be payable in 2021 and $0.2 million will be payable in 2022. We will realize a corporate income tax benefit concurrently with the cash settlement payments.
As part of our long-term incentive award program, we also grant deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest over a three to five year service period, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Based upon the value of the deferred cash awards outstanding at June 30, 2017, we estimate payments of $35.4 million over the next five years, of which $4.0 million remains payable in 2017,

$11.2 million will be payable in 2018, $7.6 million will be payable in 2019, $8.3 million will be payable in 2020, and $4.3 million will be payable in 2021. We will realize a corporate income tax deduction at the time of payment.
Since 2004, we have paid quarterly dividends to our shareholders and dividend equivalent payments to our employees who hold restricted stock units. Our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2016, we made dividend distributions of $61.6 million, or $1.80 per common share and outstanding restricted stock unit. During the six months ended June 30, 2017, we made dividend distributions of $30.8 million, or $0.90 per common share and outstanding restricted stock unit. We have declared a dividend of $0.45 per common share payable in September 2017. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, obligations under our bank loan facilities, potential obligations under the Earnout, contractual restrictions and other factors as our Board of Directors may deem relevant.
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
Cash Flows
In the six months ending June 30, 2017, our cash and cash equivalents decreased by $30.3 million from December 31, 2016, net of an increase of $3.3 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $12.1 million from operating activities, which consisted of $23.7 million from net income after giving effect to non-cash items and a net increase in working capital of $11.6 million, principally from payment of annual bonuses and accrued income taxes offset by a reduction in accounts receivable. We used $1.1 million in investing activities to fund equipment purchases and leasehold improvements related to new offices. We used $44.6 million in financing activities, including $5.6 million for the repayment of the bank term loan facility, $30.8 million for the payment of dividends, $12.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, offset in part by the net borrowings of $4.6 million on our revolving bank loan facility.
In the six months ending June 30, 2016, our cash and cash equivalents decreased by $6.2 million from December 31, 2015, including a decrease of $4.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $45.0 million from operating activities, which consisted of $46.5 million from net income after giving effect to non-cash items and a net increase in working capital of $1.4 million, principally from an increase in accounts payable and accrued expenses offset by the payment of annual bonuses and the payment of income taxes. We used $1.0 million in investing activities to fund equipment purchases and leasehold improvements. We used $45.6 million in financing activities, including $11.3 million for the repayment of the bank term loan facility, $31.0 million for the payment of dividends, $7.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $5.0 million for open market repurchases of our common stock, and $5.7 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowings of $15.1 million on our revolving bank loan facility.

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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange in the major markets in which we operate between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 21% of our revenues for the six month period ended June 30, 2017 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we historically generated a significant portion of our foreign earnings, including the United Kingdom, Europe and Australia. During the six month period ended June 30, 2017, as compared to the same period in 2016, the value of the U.S. dollar strengthened relative to the pound sterling and euro and weakened relative to the Australian dollar. In aggregate, although there was a negative impact on our revenues in the first six months of 2017 as compared to the same period in 2016 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant due to the timing of receipts and the mix of currencies we received, including the negotiation for the payment of certain foreign transaction fees in U.S. dollars. Further, because our operating costs in foreign jurisdictions are denominated in local currency we are effectively internally hedged against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities in the Second Quarter of 2017:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
April	—	—	—	$75,000,000
May	—	—	—	75,000,000
June	—	—	—	75,000,000
Total	—		—	$75,000,000

_____________________________________________

(1)
Excludes 8,565 shares we are deemed to have repurchased in the second quarter of 2017 at an average price of $25.25 per share, or $0.2 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	Effective January 26, 2017, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2017 to December 31, 2017.

(3)
The value of the shares repurchased for the six months ended June 30, 2017 excludes 432,121 shares we are deemed to have repurchased at an average price of $29.46 per share, or $12.7 million, from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1	Renewal and Modification Agreement, dated as of August 8, 2017, by and between Greenhill & Co., Inc. and First Republic Bank
10.2	Tenth Amended and Restated Promissory Note, dated as of August 8, 2017, by and between Greenhill & Co., Inc. and First Republic Bank
10.3	Security Agreement (Receivables), dated as of August 8, 2017, by and between Greenhill Cogent, LP and First Republic Bank
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2017

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1