Form 10-Q
period 2017-09-30
GREENHILL & CO INC
filed 2017-11-09
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 1, 2017, there were 26,263,397 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

		Page
PART I.	Financial Information
1.	Financial Statements
	Condensed Consolidated Statements of Financial Condition as of September 30, 2017 (unaudited) and December 31, 2016	4
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017 (unaudited) and the year ended December 31, 2016	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	32

4.	Controls and Procedures	32

PART II.	Other Information
1.	Legal Proceedings	32

1A.	Risk Factors	32

2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

3.	Defaults Upon Senior Securities	35

4.	Mine Safety Disclosures	35

5.	Other Information	35

6.	Exhibits	E-1

Signatures		II-1

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents ($4.5 million and $4.3 million restricted from use at September 30, 2017 and December 31, 2016, respectively)	$50,875	$98,313
Advisory fees receivable, net of allowance for doubtful accounts of $0.3 million and $0.0 million at September 30, 2017 and December 31, 2016, respectively	54,342	68,140
Subscription receivable	20,000	—
Other receivables	3,734	2,830
Property and equipment, net of accumulated depreciation of $61.3 million and $59.0 million at September 30, 2017 and December 31, 2016, respectively	8,471	8,764
Goodwill	218,216	208,186
Deferred tax asset, net	60,935	62,108
Other assets	7,898	8,341
Total assets	$424,471	$456,682
Liabilities and Equity
Compensation payable	$18,103	$37,527
Accounts payable and accrued expenses	10,068	9,297
Current income taxes payable	5,486	18,968
Bank revolving loan payable	83,775	64,070
Bank term loans payable	—	16,875
Contingent obligation due selling unitholders of Cogent	9,456	15,095
Deferred tax liability	4,764	3,667
Total liabilities	131,652	165,499
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 43,643,020 and 41,377,614 shares issued as of September 30, 2017 and December 31, 2016, respectively; 30,797,857 and 28,981,189 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	437	414
Restricted stock units	75,422	85,907
Additional paid-in capital	797,197	734,728
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2017 and December 31, 2016; 32,804 shares outstanding as of September 30, 2017 and December 31, 2016	1,958	1,958
Retained earnings	65,196	111,798
Accumulated other comprehensive income (loss)	(23,127)	(32,398)
Treasury stock, at cost, par value $0.01 per share; 12,845,163 and 12,396,425 shares as of September 30, 2017 and December 31, 2016, respectively	(624,264)	(611,224)
Stockholders’ equity	292,819	291,183
Total liabilities and equity	$424,471	$456,682

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2017	2016	2017	2016
Revenues
Advisory revenues	$48,080	$76,487	$171,818	$233,305
Investment revenues	12	91	472	623
Total revenues	48,092	76,578	172,290	233,928
Expenses
Employee compensation and benefits	37,178	40,746	120,071	129,362
Occupancy and equipment rental	5,300	5,052	15,298	14,602
Depreciation and amortization	777	793	2,323	2,432
Information services	2,459	2,208	7,093	6,718
Professional fees	1,877	1,806	5,488	5,064
Travel related expenses	3,488	3,129	9,702	8,903
Interest expense	873	896	2,481	2,444
Other operating expenses	6,418	2,748	8,362	8,880
Total expenses	58,370	57,378	170,818	178,405
Income (loss) before taxes	(10,278)	19,200	1,472	55,523
Provision (benefit) for taxes	(4,366)	6,090	1,885	18,428
Net income (loss) allocated to common stockholders	$(5,912)	$13,110	$(413)	$37,095
Average shares outstanding:
Basic	32,280,535	31,686,347	32,371,356	31,953,530
Diluted	32,280,535	31,693,173	32,371,356	31,960,892
Earnings (loss) per share:
Basic	$(0.18)	$0.41	$(0.01)	$1.16
Diluted	$(0.18)	$0.41	$(0.01)	$1.16
Dividends declared and paid per share	$0.45	$0.45	$1.35	$1.35

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) allocated to common stockholders	$(5,912)	$13,110	$(413)	$37,095
Currency translation adjustment, net of tax	2,541	805	9,271	1,765
Comprehensive income (loss) allocated to common stockholders	$(3,371)	$13,915	$8,858	$38,860

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except for per share data)

	Nine Months Ended September 30,	Year Ended December 31,
	2017	2016
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$414	$405
Common stock issued	11	9
Common stock subscribed, unissued	12	—
Common stock, end of the period	437	414
Restricted stock units
Restricted stock units, beginning of the period	85,907	84,969
Restricted stock units recognized, net of forfeitures	31,740	45,880
Restricted stock units delivered	(42,225)	(44,942)
Restricted stock units, end of the period	75,422	85,907
Additional paid-in capital
Additional paid-in capital, beginning of the period	734,728	697,607
Common stock issued and contingently issued common stock	41,634	44,789
Common stock subscribed, unissued	19,988	—
Tax (expense) from the delivery of restricted stock units	847	(7,668)
Additional paid-in capital, end of the period	797,197	734,728
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period	111,798	109,860
Dividends	(46,189)	(61,609)
Tax benefit from payment of restricted stock unit dividends	—	2,785
Net income (loss) allocated to common stockholders	(413)	60,762
Retained earnings, end of the period	65,196	111,798
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(32,398)	(28,405)
Currency translation adjustment, net of tax	9,271	(3,993)
Accumulated other comprehensive income (loss), end of the period	(23,127)	(32,398)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(611,224)	(583,038)
Repurchased	(13,040)	(28,186)
Treasury stock, end of the period	(624,264)	(611,224)
Total stockholders' equity	$292,819	$291,183

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss) allocated to common stockholders	$(413)	$37,095
Adjustments to reconcile net income allocated to common stockholders to net cash provided by (used in) operating activities:
Non-cash items included in net income allocated to common stockholders:
Depreciation and amortization	2,323	2,432
Net investment (gains) losses	265	106
Restricted stock units recognized	31,740	31,753
Deferred taxes	(2,816)	(3,068)
Loss (gain) on fair value of contingent obligation	(5,639)	1,422
Changes in operating assets and liabilities:
Advisory fees receivable	13,798	(12,200)
Other receivables and assets	(947)	(2,184)
Deferred tax asset, net	—	7,679
Compensation payable	(19,424)	(1,340)
Accounts payable and accrued expenses	191	924
Current income taxes payable	(13,482)	(3,220)
Net cash provided by operating activities	5,596	59,399
Investing activities:
Distributions from investments	222	—
Purchases of property and equipment	(1,674)	(1,332)
Net cash used in investing activities	(1,452)	(1,332)
Financing activities:
Proceeds from revolving bank loan	69,355	83,229
Repayment of revolving bank loan	(49,650)	(60,529)
Repayment of bank term loans	(16,875)	(16,875)
Dividends paid	(46,190)	(46,432)
Purchase of treasury stock	(13,040)	(20,676)
Net tax (cost) from the delivery of restricted stock units and payment of dividend equivalents	—	(5,408)
Net cash used in financing activities	(56,400)	(66,691)
Effect of exchange rate changes on cash and cash equivalents	4,818	(5,519)
Net decrease in cash and cash equivalents	(47,438)	(14,143)
Cash and cash equivalents, beginning of period	98,313	69,962
Cash and cash equivalents, end of period	$50,875	$55,819
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,469	$2,278
Cash paid for taxes, net of refunds	$18,538	$19,814

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
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $1.0 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $3.0 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.3 million and $1.1 million for the three and nine month periods ended September 30, 2017, respectively. The Company recorded bad debt expense of $0.0 million and $0.4 million for the three and nine month periods ended September 30, 2016, respectively.
Included in the advisory fees receivable balance at September 30, 2017 and December 31, 2016 were $28.5 million and $26.1 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues on the condensed consolidated statements of income is interest income related to primary capital advisory engagements of $0.2 million and $0.1 million for the three month periods ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.6 million for the nine month periods ended September 30, 2017 and 2016, respectively.
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
Other Assets
Included in other assets are the Company's investments in merchant banking funds, which are recorded under the equity method of accounting, based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. The value of merchant banking fund investments is determined by management of the fund after giving consideration to the cost of the security, quoted market prices, the pricing of other sales of securities by the portfolio company, the price of securities of other companies comparable to the portfolio company, purchase multiples paid in other comparable third-party transactions, the original purchase price multiple, market conditions, liquidity, operating results and other qualitative and quantitative factors. The funds may apply discounts to reflect the lack of liquidity and other transfer restrictions.
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
The Company calculates diluted EPS by dividing net income allocated to common stockholders by the sum of (i) basic shares per above and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required. Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be purchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. See "Note 9 — Earnings per Share".
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 amends the guidance in former ASC Topic 718, Compensation – Stock Compensation. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016 and the Company adopted these amendments effective on January 1, 2017. The impact of ASU No. 2016-09 resulted in a net increase to the provision for income taxes during the nine month period ending September 30, 2017 related to excess tax benefits and tax deficiencies for its restricted stock unit compensation, which under the prior standard was recorded as an adjustment to retained earnings. See "Note 10 — Income Taxes".
Accounting Developments
In May 2014, the FASB issued ASU 2014-9 "Revenue from Contracts with Customers" codifying ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and the Company will adopt this standard effective on January 1, 2018. The Company has been evaluating the impact of the future adoption of ASU 2014-09 on our consolidated financial statements which requires applying the new standard to prior comparative periods when reporting under the new standard becomes effective. Based on the current guidance provided by the AICPA industry task force on Broker-Dealers, the AICPA's Revenue Recognition Working Group and the AICPA's Financial Reporting Executive Committee (FinREC), the Company expects certain revenue, which is currently recognized at the time the services are provided, will be recognized over the term of the engagement. The Company will also change the current presentation of certain reimbursed costs from a net presentation to a gross basis.
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

Note 3 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2017	2016
	(in thousands)
	(unaudited)
Cash	$37,548	$85,047
Cash equivalents	8,832	9,013
Restricted cash - letters of credit	4,495	4,253
Total cash and cash equivalents	$50,875	$98,313
The carrying value of the Company's cash equivalents approximates fair value.
Letters of credit are secured by cash held on deposit.

Note 4 — Other Assets
Other assets consist of the following:

	As of September 30,	As of December 31,
	2017	2016
	(in thousands)
	(unaudited)
Prepaid expenses	$3,590	$4,295
Investments in merchant banking funds	1,202	1,689
Rent deposits	1,771	1,517
Other tangible assets	1,235	540
Intangible assets	100	300
Total other assets	$7,898	$8,341

At September 30, 2017 and December 31, 2016, the Company had an investment in a previously sponsored merchant banking fund, Greenhill Capital Partners II (“GCP II”), and an interest in Barrow Street III, a real estate investment fund. At September 30, 2017, the Company had no remaining unfunded commitments.

Note 5 — Fair Value of Financial Instruments
There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the three and nine month periods ended September 30, 2017 and 2016. There were no Level 3 assets measured at fair value during the three and nine month periods ended September 30, 2017 and 2016.
In connection with the acquisition of Cogent Partners, LP and its affiliates ("Cogent") (now known as the secondary advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the "Earnout"). The cash payment and the issuance of common shares related to the Earnout will be made if secondary capital advisory revenues of $80.0 million or more are earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary fund placement business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout. If the revenue target is achieved during the second two period ending on March 31, 2019, the contingent consideration will be paid promptly after that date. If the revenue target is not achieved during the remaining two year earnout period, a payment will not be made. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. At September 30, 2017, based on changes in the estimated probability of achievement and the present value of the remaining term, the contingent cash consideration was valued at $9.6 million. For the three and nine month periods ended September 30, 2017, the Company recognized an increase in other operating expenses of $1.9 million and a decrease in other operating expenses of $5.6 million, respectively. For the three and nine month periods ended September 30, 2016, the Company recognized increases in other operating expenses of $0.03 million and $1.4 million, respectively. See "Note 9 — Earnings per Share".
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

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$9,456	$9,456
Total	$—	$—	$9,456	$9,456

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$15,095	$15,095
Total	$—	$—	$15,095	$15,095

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2017 are as follows:

	Opening Balance as of July 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of September 30, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$7,582	$(1,874)	$—	$—	$—	$—	$—	$9,456	$(1,874)
Total	$7,582	$(1,874)	$—	$—	$—	$—	$—	$9,456	$(1,874)

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of September 30, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$15,095	$5,639	$—	$—	$—	$—	$—	$9,456	$5,639
Total	$15,095	$5,639	$—	$—	$—	$—	$—	$9,456	$5,639

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
The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of September 30, 2017:

	Fair Value as of September 30, 2017	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$9,456	Present value of expected payments	Discount rate		13%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of September 30, 2017 was principally based on the acquired business' (i) actual revenue generation from April 1, 2015 through March 31, 2017 and (ii) actual and projected revenue generation from April 1, 2017 through March 31, 2019.

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

Note 6 — Related Parties
At September 30, 2017 and December 31, 2016, the Company had no amounts receivable or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.02 million and for each of the three month periods ended September 30, 2017 and 2016, respectively, and $0.06 million and $0.05 million for the nine month periods ended September 30, 2017 and 2016, respectively, which are included as a reduction of occupancy and equipment rental on the condensed consolidated statements of income.
On September 25, 2017, the Company's Chairman, through an entity controlled by him, and the Company's Chief Executive Officer, in his personal capacity and through an entity controlled by him, each entered into a Subscription Agreement for the purchase of $10.0 million, for an aggregate total of $20.0 million, of the Company's common stock at the final price per share of the Company’s recently completed tender offer. The funding of the purchases by the Chairman and Chief Executive Officer occurred on November 9, 2017, the 11th trading day following the expiration date of the tender offer, and a total of 1,159,420 common shares were issued. See "Note 8 — Equity" and "Note 12 — Subsequent Events".

Note 7 — Bank Loan Facilities
At September 30, 2017, the Company had a $90.0 million revolving bank loan facility to provide for working capital needs and for other general corporate purposes. During 2017, the borrowing capacity under the revolving loan facility was increased by $20.0 million to $90.0 million. The maturity date of the revolving loan facility was April 30, 2018. Interest on the borrowings was based on the higher of 3.50% or the U.S. Prime Rate (4.25% at September 30, 2017) and was payable monthly. The weighted average daily borrowings outstanding under the revolving bank loan facility were approximately $64.8 million and $52.2 million for the nine months ended September 30, 2017 and 2016, respectively. The weighted average interest rate related to the bank loan facility was 4.04% and 3.50% for the nine months ended September 30, 2017 and 2016, respectively.
In connection with the acquisition of Cogent in April 2015, the Company borrowed $45.0 million, which was comprised of two bank term loan facilities (the "Term Loan Facilities"), each in an original principal amount of $22.5 million. One Term Loan Facility was paid in full in advance of its maturity date in April 2016. The other Term Loan Facility had a maturity date of April 30, 2018 (the "Three Year Facility"), was payable in four equal semi-annual installments beginning on October 31, 2016 and bore interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate was to be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding on the Three Year Facility was $7.5 million or less. During 2017, the Company repaid the outstanding balance of the term loan of $16.9 million, including $11.3 million in the third quarter, in full satisfaction of the remaining tranche of the term loan facility used to fund the acquisition of Cogent. There were no prepayment penalties for the early repayment of the Term Loan Facilities and principal amounts repaid cannot be reborrowed. The interest rate applicable to the Term Loan Facilities can never be less than four percent (4.00%) per annum. The weighted average interest rate related to the Term Loan Facilities was 5.17% and 4.67% for the nine months ended September 30, 2017 and 2016, respectively.
The bank loan facilities were provided by a U.S. banking institution and secured by any cash distributed in respect of the Company’s investment in the U.S. based merchant banking funds and cash distributions from G&Co, CP LP and GCI and advisory fees receivable from G&Co. In addition, the bank loan facilities had a prohibition on the incurrence of additional indebtedness without the prior approval of the lenders and the Company was required to comply with certain financial and liquidity covenants. At September 30, 2017, the Company was compliant with all bank loan covenants.
On September 25, 2017, the Company announced plans for a leveraged recapitalization, which included plans to borrow $300 million of term loans, which was subsequently increased to $350 million, and to use the net proceeds to repay the amount outstanding under the existing bank loan facilities and repurchase up to $235 million of the Company's common stock, which was subsequently increased to $285 million of the Company's common stock. In accordance with these plans, the Company elected to repay in full all amounts outstanding and terminate its commitments under the Three Year Facility on September 29, 2017 with the proceeds from a drawing on its revolving bank loan facility. See "Note 12 — Subsequent Events".

Note 8 — Equity
On September 27, 2017, a dividend of $0.45 per share was paid to stockholders of record on September 13, 2017. For the nine months ended September 30, 2017, dividend payments of $1.35 per share were paid to stockholders. Dividends include dividend equivalents of $6.2 million and $6.4 million, which were paid on outstanding restricted stock units for the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017, 1,095,224 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 448,738 shares at an average price of $29.06 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the nine months ended September 30, 2016, 850,387 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 319,194 shares at an average price of $25.10 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, during the nine months ended September 30, 2016, the Company repurchased in open market transactions 626,455 shares of its common stock at an average price of $20.22 per share.
On September 25, 2017, the Company announced that its Board of Directors had authorized the repurchase of up to $285 million of the Company's common stock and approved a cash tender offer for up to 9,000,000 shares of the Company's common stock at a purchase price of $17.00 per share, which was subsequently increased to up to 12,000,000 shares of the Company's common stock at a purchase price of $17.25 per share. Prior to the public announcement of the tender offer, the Company's Chairman, through an entity controlled by him, and the Company's Chief Executive Officer, in his personal capacity and through an entity controlled by him, each entered into a Subscription Agreement for the purchase of $10.0 million, for an aggregate total of $20.0 million, of the Company's common stock at the final tender offer price per share. The funding of the purchases by the Chairman and Chief Executive Officer occurred on November 9, 2017, the 11th trading day following the expiration date of the tender offer, and a total of 1,159,420 common shares were issued. Under the requirements of ASC 505, these purchases were included in subscription receivable on the condensed consolidated statement of financial condition. See "Note 6 — Related Parties" and "Note 12 — Subsequent Events".

Note 9 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017		2016	2017		2016
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss) allocated to common stockholders	$(5,912)		$13,110	$(413)		$37,095
Denominator for basic EPS — weighted average number of shares	32,281		31,686	32,371		31,954
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	—	(1)	7	—	(2)	7
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	32,281		31,693	32,371		31,961
Earnings (loss) per share:
Basic	$(0.18)		$0.41	$(0.01)		$1.16
Diluted	$(0.18)		$0.41	$(0.01)		$1.16
The weighted number of shares and dilutive potential shares do not include 334,048 shares of common stock, which will be issued to certain selling unitholders of Cogent, following the fourth anniversary of the acquisition if the revenue target related to the Earnout is achieved. In the event that the revenue target is achieved, such shares will be included in the Company’s share count at March 31, 2019. If the revenue target is not achieved such shares of common stock will not be issued. See "Note 5 — Fair Value of Financial Instruments".
________________________
(1) Excludes 256 shares for the three month period ended September 30, 2017, which were considered antidilutive and thus were not included in the above calculation.
(2) Excludes 35,877 shares for the nine month period ended September 30, 2017, which were considered antidilutive and thus were not included in the above calculation.

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
The provision for income taxes for the nine months ending September 30, 2017 reflects a net charge of $1.1 million related to excess tax benefits and tax deficiencies for its restricted stock unit compensation as required by new accounting guidance for share-based compensation effective January 1, 2017. The Company's condensed consolidated statements of income for periods prior to January 1, 2017 record these excess tax benefits and tax deficiencies as a charge or benefit to stockholders' equity.
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

The Company's income tax returns are routinely examined by the U.S. federal, U.S. state, and international tax authorities. The Company regularly assesses its tax positions with respect to applicable income tax issues for open tax years in each respective jurisdiction in which the Company operates. As of September 30, 2017, the Company does not believe the resolution of any current ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 11 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2017, G&Co’s net capital was $5.2 million, which exceeded its requirement by $4.6 million. G&Co’s aggregate indebtedness to net capital ratio was 1.6 to 1 at September 30, 2017. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI is subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. GC LP is subject to capital requirements of the SEC and the FCA. We are also subject to certain regulatory capital requirements in other jurisdictions. As of September 30, 2017, GCI, Greenhill Australia, GC LP and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On October 10, 2017, the Company announced that it had increased the planned share repurchases to up to $285 million of the Company's common stock and increased the size and price of its ongoing cash tender offer, commenced on September 27, 2017, to up to 12 million shares of the Company's common stock at $17.25 per share.
On October 12, 2017, in connection with a recapitalization plan, the Company entered into a new credit agreement with a syndicate of lenders, who lent $350.0 million under a five-year secured term loan facility and provided a three-year secured revolving credit facility for $20.0 million, which was undrawn at closing. Borrowings under the new credit facilities bear interest at either a base rate plus 2.75% or LIBOR plus 3.75%. The term loan requires quarterly principal amortization payments commencing on March 31, 2018 of $4.375 million through September 30, 2018 and $8.75 million (or $35.0 million annually) beginning December 31, 2018 through September 30, 2022 with the remaining balance of the term loan due at maturity on October 12, 2022. In addition, beginning for the year ended December 31, 2018, the Company is required to make annual prepayments of principal on the term loan of 50% of its annual excess cash flow as defined in the credit agreement. The Company is also required to repay certain amounts of the term loan in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
All mandatory prepayments of the term loan facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the term loan facility will be permitted. In the event that all or any portion of the term loan facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such repayment, prepayment, refinancing, or repricing will be at 101.0% of the principal amount so repaid, prepaid, refinanced or repriced.
The new term and revolving loan facilities are guaranteed by the Company's existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company's ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company's borrowings under the revolving loan facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants.

On October 12, 2017, in connection with entry into the new credit agreement, the Company repaid in full all amounts outstanding and terminated its commitments under its preexisting revolving bank loan facility with the net proceeds from the new term loan facility.
On October 18, 2017, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on December 20, 2017 to the common stockholders of record on December 6, 2017.
On October 25, 2017, the Company's tender offer expired, and, on October 30, 2017, the Company announced that it had accepted for purchase 3,434,137 shares of its common stock at the purchase price of $17.25 per share for a total cash cost of approximately $59.2 million, excluding fees and expenses relating to the tender offer.
On November 9, 2017, the Company's Chairman, through an entity controlled by him, and the Company's Chief Executive Officer, in his personal capacity and through an entity controlled by him, each purchased of $10.0 million of the Company's common stock, for an aggregate total of $20.0 million, and a total of 1,159,420 common shares were issued. See "Note 6 — Related Parties" and "Note 8 — Equity".

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Greenhill", “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent Forms 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the various risks outlined under “Risk Factors” in our 2016 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
Over our 21 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent Partners, LP, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan,

Australia, Hong Kong, Sweden and Brazil. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2017, we have announced the recruitment of nine corporate advisory focused managing directors, who have joined our teams in the United States, Australia, Canada and Europe, including two who extend our reach into the Spanish market.
In September 2017, we announced plans for a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our current equity valuation, current tax rates and existing opportunities in the credit market. Under that plan net proceeds from the borrowing of $350.0 million of term loans, which closed in early October 2017, were used to repay existing bank indebtedness. The remaining term loan proceeds, in addition to the proceeds from the purchase of $10.0 million of our common stock by each of our Chairman and Chief Executive Officer, which closed in early November 2017, are being used to repurchase up to $285.0 million of our common stock through our recently completed tender offer and through additional repurchases after completion of the tender offer (together the term loan borrowing, common stock purchases, bank debt repayment and the plan for the repurchase of common stock constitute the "Recapitalization"). The tender offer closed on October 25, 2017 and we purchased 3,434,137 shares of our common stock at a purchase price of $17.25 per share, for a total cash cost of approximately $59.2 million, excluding fees and expenses relating to the tender offer. The repurchased shares represent approximately 12% of our total outstanding shares at time of purchase. The Recapitalization plan is intended to reduce taxes, increase earnings per share and increase employee alignment with shareholders, while through the recently completed tender offer, offering those wishing to monetize their shares a significant opportunity for liquidity at a 20% premium to the share price at the time of the announcement.

Business Environment
Global economic and financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2016 Annual Report on Form 10-K filed with Securities and Exchange Commission and herein this Quarterly Report on Form 10-Q. Global deal activity in the first nine months of 2017 has had a weak start in terms of both transaction completions and deal announcement activity. On a year to date basis as of September 30, 2017, the number of completed transactions globally was flat versus the prior year, while the volume of completed transactions (reflecting the sum of all transaction sizes) decreased by 7%. The number of announced transactions globally increased by 5% in year to date 2017 versus the same period in the prior year, while the volume of announced transactions decreased by 3%.1
Our revenues were $48.1 million in the third quarter of 2017 compared to $76.6 million in the third quarter of 2016, a decrease of $28.5 million, or 37%. The decrease principally resulted from an absence of large merger and acquisition completion fees as well as a decrease in announcement fees, offset in part by significantly higher fund placement revenues and an increase in retainer fee revenues. For the nine months ended September 30, 2017, revenues of $172.3 million compare to $233.9 million for the comparable period in 2016, a decrease of $61.6 million, or 26%. This decrease principally resulted from a decline in the number and scale of merger and acquisition completion fees, particularly in markets outside the U.S., offset in part by higher fund placement fees and retainer fees.
During the year to date period in 2017, our revenues were impacted by global transaction activity which favored the U.S., middle market transactions, and restructuring activity. Historically, our mix of business has a large international component, is weighted toward larger transaction activity, and our restructuring team is relatively small. On a regional basis our total revenue from U.S. M&A clients has increased year over year as has our fund placement business. The decline in our revenues results from reduced transaction activity outside the U.S. Over our history, the diversity of our sources of revenue and cash flow has typically been such that, in almost any period, weakness in some areas is offset by strength in others. But for the nine month period in 2017 as compared to same period in 2016, the areas of outperformance have not been sufficient to offset the areas of underperformance. Specifically, after a very strong performance in 2016, our revenue from European corporate clients has been particularly soft, and revenue from corporate clients in other regions outside the US has continued to be soft as well. But, notwithstanding the year to date results, our confidence in the strength of our European business remains high. We have a very long history of success in that market; we have an impressive client list with a good number of attractive current assignments; and we have the same senior team in place that produced very strong 2016 results in that region. In other markets outside the US we have a similar level of confidence in our future performance, based on both our history and our current book of assignments.
We view our pre-tax margin as a key measure of operating performance. As a result of our decreased revenues in the nine months ended September 30, 2017 as compared to the same period in 2016, our pre-tax earnings for the nine months ended September 30, 2017 were $1.5 million, representing a pre-tax profit margin of 1%, as compared to pre-tax earnings of $55.5 million, representing a pre-tax profit margin of 24% for the nine months ended September 30, 2016. Historically, our annual pre-tax margin was 26% for 2016 and has ranged from 25% to 26% over four of the past five calendar years, except for 2015 when it was 17%. Although we cannot predict our profit margin for any future period, we expect our profit margin to return to historical levels as and when our global revenues return to more typical levels.

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

________________________

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of October 30, 2017.

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
We generated $48.1 million in revenues in the third quarter of 2017 compared to $76.6 million in the third quarter of 2016, a decrease of $28.5 million, or 37%. The decrease principally resulted from an absence of large merger and acquisition completion fees as well as a decrease in announcement fees, offset in part by significantly higher fund placement revenues and an increase in retainer fee revenues.
For the nine months ended September 30, 2017, revenues were $172.3 million compared to $233.9 million in 2016, a decrease of $61.6 million, or 26%. This decrease principally resulted from a decline in the number and scale of merger and acquisition completion fees, particularly in markets outside the U.S., offset in part by higher fund placement fees and retainer fees.
Completed assignments in the third quarter of 2017 included:

•	the sale of Chromalox, Inc. to Spirax-Sarco Engineering plc;

•	the sale of Deltaplam Embalagens Indústria e Comércio Ltda., a Brazilian flexible packaging manufacturer, to Sealed Air Corporation;

•	the representation of Talen Energy Supply, LLC on the sale of its mechanical services businesses; and

•	the sale by TEGNA Inc. of its equity interest in CareerBuilder, LLC to Apollo Global Management, LLC and the Ontario Teachers' Pension Plan Board.

During the third quarter of 2017, our global capital advisory group advised real estate fund general partners on two interim closings and four final closings of primary capital commitments from institutional investors. In addition, our secondary capital advisory group advised institutional investors on 23 closings of sales of limited partnership interests in secondary market transactions.
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
Our total operating expenses for the third quarter of 2017 were $58.4 million, which compared to $57.4 million of total operating expenses for the third quarter of 2016. The increase in total operating expenses of $1.0 million, or 2%, resulted principally from an increase in our non-compensation expenses, partially offset by a decrease in our compensation and benefits expenses, both as described in more detail below.
For the nine months ended September 30, 2017, total operating expenses were $170.8 million, compared to $178.4 million of total operating expenses for the same period in 2016. The decrease of $7.6 million, or 4%, resulted principally from a decrease in our compensation and benefits expenses, partially offset by an increase in our non-compensation expenses, both as described in more detail below. The pre-tax profit margin for the nine months ended September 30, 2017 was 1% as compared to 24% for the same period in 2016.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, unaudited)
Employee compensation and benefits expenses	$37.2	$40.7	$120.1	$129.4
% of revenues	77%	53%	70%	55%
Non-compensation expenses	21.2	16.6	50.7	49.0
% of revenues	44%	22%	29%	21%
Total operating expenses	58.4	57.4	170.8	178.4
% of revenues	121%	75%	99%	76%
Total income (loss) before tax	(10.3)	19.2	1.5	55.5
Pre-tax profit margin	NM	25%	1%	24%
Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the third quarter of 2017 were $37.2 million, which reflected a 77% ratio of compensation to revenues. This amount compared to $40.7 million for the third quarter of 2016, which reflected a 53% ratio of compensation to revenues. The decrease of $3.5 million, or 9%, was principally attributable to a reduction in the amount of accrued year-end bonuses commensurate with the decline in revenues.
For the nine months ended September 30, 2017, our employee compensation and benefits expenses were $120.1 million, which reflected a 70% ratio of compensation to revenues. This amount compared to $129.4 million for the same period in the prior year, which reflected a 55% ratio of compensation to revenues. The decrease of $9.3 million, or 7%, was principally attributable to a lower year-end bonus accrual related to lower year to date revenues.
The increases in the ratio of compensation to revenues for both the three and nine month periods in 2017 as compared to the same periods in 2016 resulted from the effect of spreading slightly lower compensation costs over significantly lower revenues.

While our generation of revenues is in a large part dependent upon both the number, size and timing of completed transactions, which cannot be predicted, it is likely that we will end 2017 with a higher ratio of compensation to revenues than our historical rate. Our objective is to return to our historic ratio as and when our revenues per employee returns toward its historic level.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Expenses
Our non-compensation expenses were $21.2 million in the third quarter of 2017 compared to $16.6 million in the third quarter of 2016, reflecting an increase of $4.6 million, or 27%. The increase in non-compensation expenses principally resulted from a charge related to the adjustment in the estimated fair value of the contingent cash consideration for the Cogent earnout, foreign currency losses primarily related to the funding of our foreign operations, and increased travel expenses related to business development. Interest expense, included within non-compensation expenses, for the each of the three months ended September 30, 2017 and 2016 was $0.9 million.
Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2017 were 44% compared to 22% for the same period in 2016. The increase in non-compensation expenses as a percentage of revenues in the third quarter of 2017 as compared to the same period in 2016 principally resulted from the effect of spreading higher non-compensation costs over significantly lower revenues.

For the nine months ended September 30, 2017, our non-compensation expenses were $50.7 million compared to $49.0 million for the same period in 2016, representing an increase of $1.7 million, or 3%. The increase in non-compensation expenses principally resulted from an increase in travel costs, higher occupancy costs, charges related to uncollectible accounts, and foreign currency losses, offset in part by an adjustment in the estimated fair value of the contingent Cogent earnout. Interest expense for the nine months ended September 30, 2017 and 2016, included within non-compensation expense, was $2.5 million and $2.4 million, respectively.
Non-compensation expenses as a percentage of revenues for the nine months ended September 30, 2017 were 29% compared to 21% for the same period in the prior year. The increase in non-compensation expenses as a percentage of revenues in the first nine months of 2017 as compared to the same period in 2016 principally resulted from the spreading of slightly higher non-compensation costs over lower revenues.
As we have previously discussed, the revenue generated by our secondary fund placement business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout and for the selling shareholders to receive additional consideration of $18.9 million in cash and the issuance of 334,048 shares of our common stock. Under the terms of the earnout arrangement there is a second opportunity for the business to achieve the earnout during the two year period ended March 31, 2019. As has been the case since we purchased Cogent, we remeasure the fair value of the contingent cash consideration quarterly based on a probability weighted present value that the revenue target may be achieved. Based on our remeasurement of the likelihood of achieving the remaining revenue target we recorded a benefit of $5.6 million for the nine months ended September 30, 2017. Without the benefit of the remeasurement of the Cogent earnout, our non-compensation expenses would have been $56.3 million, including interest expense of $2.5 million, for the nine months ended September 30, 2017 before adjusting for certain other non-recurring charges incurred during that period.

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

Provision for Income Taxes

For the third quarter of 2017, due to our pre-tax loss we recognized an income tax benefit of $4.4 million, which reflected an effective tax rate of 42%. This compared to a provision for income taxes in the third quarter of 2016 of $6.1 million, which reflected an effective tax rate of 32%. The increase in the effective tax rate was attributable to the majority of our quarterly earnings being generated in the U.S. and taxed at a relatively higher effective tax rate, offset by certain foreign losses which were taxed at a lower rate than the U.S. rate.

For the nine months ended September 30, 2017, the provision for taxes was $1.9 million, which reflected an effective tax rate of 128%. This compared to a provision for taxes for the nine months ended September 30, 2016 of $18.4 million, which reflected an effective tax rate of 33%. The decrease in the provision for income taxes for the nine months ended September 30, 2017 as compared to the same period in 2016 principally resulted from lower pre-tax income, partially offset by a higher effective tax rate resulting from both the mix of profitability in the U.S. and foreign jurisdictions and the impact of the new accounting requirement discussed below.

Effective in 2017, we were subject to a new accounting pronouncement which required us to record a charge or benefit in our provision for income taxes for the tax effect of the difference between the grant price value of restricted stock awards and the market price value of such awards at the time of vesting. The pronouncement also required us to record an income tax benefit for the tax effect of dividend payments on restricted stock units. In prior periods, the tax effect of these differences was recorded as a charge or benefit to stockholders equity. For the nine months ended September 30, 2017, we incurred a net charge of $1.1 million related to the new accounting requirements. Excluding this charge, the provision for income taxes for the first nine months of 2017 would have been $0.8 million, reflecting a tax rate of 54%, which is significantly higher than our historical tax rate due to the expected generation of substantially all of our annual earnings from the U.S. and a disproportionate impact of certain foreign loss adjustments due to the nominal amount of pre-tax earnings.

The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources

Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. At September 30, 2017, we had cash and cash equivalents of $50.9 million, of which $29.3 million was held outside the U.S. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity.
We generate substantially all of our cash from advisory fees. Effective with the Recapitalization, we will use our cash primarily for recurring operating expenses, the service of our debt under the new term loan facility, the repurchase of our common shares under our share repurchase plan, and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt repayments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2017, we had advisory fees receivable of $54.3 million, including long-term receivables related to our primary capital advisory engagements of $28.5 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In February 2017, we paid to our employees cash bonuses and accrued benefits of $26.2 million relating to 2016 compensation. In addition, during the nine months of 2017, we paid $15.4 million related to income taxes owed principally in the U.S. and the U.K. for the year ended December 31, 2016.
In September 2017, we announced the Recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our current equity valuation, current tax rates and existing opportunities in the credit market. Under that plan net proceeds from the borrowing of $350.0 million of term loans were used to repay existing bank indebtedness. The remaining term loan proceeds and the proceeds from the purchase of $10.0 million of our common stock by each of our Chairman and Chief Executive Officer are being used to repurchase up to $285.0 million of our common stock through our recently completed tender offer and through additional repurchases after completion of the tender offer.
On October 12, 2017, we entered into a new credit agreement with a syndicate of lenders, who lent us $350.0 million under a five-year secured term loan facility and provided us with a three-year secured revolving credit facility for $20.0 million, which was undrawn at closing. Borrowings under the new credit facilities bear interest at either a base rate plus 2.75% or LIBOR plus 3.75%. The term loan requires quarterly principal amortization payments commencing on March 31, 2018 of $4.375 million through September 30, 2018 and $8.75 million (or $35.0 million annually) beginning December 31, 2018 through September 30, 2022 with the remaining balance of the term loan due at maturity on October 12, 2022. In addition, beginning for the year ended December 31, 2018, we are required to make annual prepayments of principal on the term loan of 50% of our excess cash flow as defined in the credit agreement. We are also required to repay certain amounts of the term loan in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
All mandatory prepayments of the term loan facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the term loan facility will be permitted. In the event that all or any portion of the term loan facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such repayment, prepayment, refinancing, or repricing will be at 101.0% of the principal amount so repaid, prepaid, refinanced or repriced.
The new term and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt.
We used a portion of the borrowings from the new term loan facility to repay our former revolving bank loan facility, which had recently been increased in size to $90.0 million and had a maturity date of April 30, 2018. The revolving bank loan facility bore interest at the higher of the Prime Rate (4.25% at September 30, 2017) or 3.5%. At September 30, 2017, we had $83.8 million outstanding under the revolving bank loan facility. There were no further borrowing or repayments made on the revolving bank loan facility until its repayment in October 2017, when it was repaid in full. There were no prepayment penalties for the payoff of the revolving bank loan facility. As with the former revolving bank loan facility we intend to use the new $20.0 million revolving loan facility for working capital needs and other general corporate purposes. No scheduled principal payments will be required on amounts drawn on the three year revolving loan facility until the maturity date of that facility in October 2020. Any borrowings under the new revolving loan facility may be repaid and reborrowed.
During quarter ended September 30, 2017 and prior to the borrowing made from the new term loan facility, we paid in full the remaining principal amount outstanding of $11.3 million under the $45.0 million bank term loan made in connection with our acquisition of Cogent in April 2015. There were no prepayment penalties for the early repayment of the bank term loan facility. The interest rate applicable to the bank term loan facility was equal to the Prime rate plus one and one-quarter percent (1.25%) per annum through August 4, 2017, when a payment of $5.6 million was made, which reduced the amount outstanding on the bank term loan facility to $7.5 million or less, and thereafter the interest rate applicable to the outstanding bank term borrowings was reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum.
In conjunction with the purchase of Cogent, we agreed to pay additional contingent consideration to the selling unitholders of $18.9 million in cash and issue 334,048 shares of our common stock in the future if our secondary fund placement business achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019) (the "Earnout"). For the two year period ending March 31, 2017, the revenue generated by our secondary placement business was slightly less than revenue target required to achieve the Earnout during the first two year period. If the revenue target is achieved during the two year period ended March 31, 2019, the contingent consideration will be paid promptly after that date.
Historically, we have generated significant earnings outside of the U.S. and we have repatriated a substantial portion of foreign earnings in excess of local working capital requirements and other forecast needs to the U.S. Based on our tax position at that time we incurred nominal U.S. tax on such repatriations. To the extent we repatriate additional foreign earnings under current U.S. tax law, we will be subject to incremental U.S. tax on amounts repatriated for the difference between the U.S. tax rate of 35% and the lower rate of tax paid in the foreign jurisdictions. Accordingly, in order to make the most efficient use of these foreign earnings, it is our intention to retain our foreign earnings offshore indefinitely to reinvest in our non-U.S operations.
Over the past five years a substantial portion of our foreign earnings were generated in the U.K, which is currently subject to tax at a rate of 19%, and scheduled to decline to 17% in 2020. If the U.S. tax law were to change and corporate federal tax rates were reduced to a level in the range of 20% to 25%, as have been proposed by U.S. lawmakers, we would not only likely benefit from higher earnings and cash flow as a result, but also expect that we would be eligible to repatriate cash from overseas to the U.S. with little or no incremental tax, notwithstanding our intention to indefinitely retain these foreign earnings offshore.
Since our IPO in 2004, we sought to maximize shareholder value through a largely unleveraged balance sheet, high profitability and cash generation, a substantial quarterly dividend and recurring share repurchases to maintain a share count relatively consistent with the shares outstanding at the time of our IPO. Over that period we returned to our shareholders in excess of $1.2 billion in the form of both dividends of approximately $630 million and the repurchase of shares valued at more than $620 million.
As part of the Recapitalization, we substantially increased our leverage through the borrowing of $350.0 million under a five-year secured term loan facility and put in place a capital structure designed to enhance longer term shareholder value. As part of the Recapitalization, our Board of Directors has authorized us to repurchase up to $285.0 million of our common stock through the recently completed tender offer and through additional repurchases after completion of the tender offer. On September 25, 2017, and as subsequently amended by our announcement on October 9, 2017, we announced that, pursuant to this authority, we were launching a tender offer for up to 12,000,000 shares of our common stock at purchase price of $17.25 per share.  The tender offer closed on October 25, 2017 and, on October 30, 2017, we announced that we had accepted for purchase 3,434,137 shares of our common stock at a purchase price of $17.25 per share, for a total cash cost of approximately $59.2 million, excluding fees and expenses relating to the tender offer. The repurchased shares represented approximately 12% of our total outstanding shares at time of purchase.
Following the completion of the tender offer, $225.8 million remains authorized and available under our share repurchase program, which we intend to implement through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement), potential obligations under the Earnout, and other factors we deem relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized.  Our credit agreement limits our share repurchase program to $285 million, subject to certain exceptions, and once the share repurchase program is completed, we expect to refrain from share repurchases (although we expect to continue to make repurchases of share equivalents through tax withholding on vesting restricted stock units) for a period of time in order to focus cash flow on debt repayment.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a four to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and vest the remainder of the award in shares of our common stock. For the nine months ended September 30, 2017, we are deemed to have repurchased 448,738 shares of our common stock at an average price of $29.06 per share for a total cost of $13.0 million in connection with the cash settlement of tax liabilities incurred in respect of stock delivered to our employees in connection with the vesting of restricted stock units. Under our long term incentive award plan we may grant awards at the time of hire and as part of annual compensation, which generally vest over a four to five year service period, providing the employee the right to receive future payments in the form of restricted stock. Based upon the number of restricted stock unit grants outstanding at November 1, 2017, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $33.3 million (as calculated based upon the closing share price as of November 1, 2017 of $17.95 per share and assuming a withholding tax rate of 42%) over the next five years, of which $9.7 million will be payable in 2018, $9.2 million will be payable in 2019, $9.8 million will be payable in 2020, $4.4 million will be payable in 2021, and $0.2 million will be payable in 2022. We will realize a corporate income tax benefit concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock (if any) with operating cash flow to the extent the amount is less than $20.0 million per year as permitted under the credit agreement, we are unable to predict the timing or magnitude of our share repurchases. To the extent future repurchases are expected to exceed the amount allowable under the credit agreement we will seek other means to settle the withholding tax liability incurred on settlement.
Also as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at September 30, 2017, we estimate payments of $33.5 million over the next five years, of which $11.7 million will be payable in 2018, $7.7 million will be payable in 2019, $9.3 million will be payable in 2020, and $4.8 million will be payable in 2021. We will realize a corporate income tax deduction at the time of payment.
In order to improve tax efficiency and accelerate the future payment of debt related to our Recapitalization we have elected to substantially reduce our quarterly dividend. Under the credit agreement we are permitted to make aggregate annual dividend distributions of up to $5.0 million, with any amounts not distributed in any particular year available for carryover to future years. For the fourth quarter 2017, we have declared a dividend of $0.05 per common share payable in December 2017. Prior to our Recapitalization our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2016, we made dividend distributions of $61.6 million, or $1.80 per common share and outstanding restricted stock unit. During the nine months ended September 30, 2017, we made dividend distributions of $46.2 million, or $1.35 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement, potential obligations under the Earnout, and other factors as our Board of Directors may deem relevant.
At October 31, 2017, we had cash and cash equivalents of approximately $248.2 million, a term loan balance of $350.0 million and there were no drawings under our revolving loan facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. The remaining net proceeds from the term loan borrowings will be invested in readily marketable obligations issued or directly and fully guaranteed by the government or any agency of instrumentality of the U.S. having average maturities of not more than twelve months or other liquid investments each as permitted under the credit agreement.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, tax obligations, interest and principal payments on our loan facilities, common dividend payments, share repurchases related to the tax settlement payments upon the vesting of the RSUs, deferred cash compensation payments, potential obligation under the Earnout and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our cash flow will be sufficient to allow us to make timely principal and interest payments under the credit agreement. If we are unable to fund our debt obligations, we may need to consider taking other actions, including repatriating foreign earnings, issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Cash Flows
In the nine months ending September 30, 2017, our cash and cash equivalents decreased by $47.4 million from December 31, 2016, net of an increase of $4.8 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $5.6 million from operating activities, which consisted of $25.5 million from net income after giving effect to non-cash items offset by a net increase in working capital of $19.9 million, principally from the payment of annual bonuses and accrued income taxes offset by a reduction in accounts receivable. We used $1.5 million in investing activities to fund equipment purchases and leasehold improvements related to new offices. We used $56.4 million in financing activities, including $16.9 million for the repayment in full of the bank term loan facility, $46.2 million for the payment of dividends, $13.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, offset in part by the net borrowings of $19.7 million on our revolving bank loan facility.
In the nine months ending September 30, 2016, our cash and cash equivalents decreased by $14.1 million from December 31, 2015, including a decrease of $5.5 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $59.4 million from operating activities, which consisted of $69.7 million from net income after giving effect to non-cash items and a net increase in working capital of $10.3 million, principally from an increase in advisory receivables offset by an increase in accrued income taxes. We used $1.3 million in investing activities to fund equipment purchases and leasehold improvements. We used $66.7 million in financing activities, including $16.9 million for the repayment of the bank term loan facility, $46.4 million for the payment of dividends, $8.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $12.7 million for open market repurchases of our common stock, and $5.4 million of tax costs related to delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowings of $22.7 million on our revolving bank loan facility.

Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Market Risk
Our operating cash is principally limited to depository accounts and short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk. We maintain our operating cash with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The remaining net proceeds from the Recapitalization are invested in government securities with short durations or in short term liquid assets with high credit ratings both as permitted under the credit agreement. We do not believe these investments are exposed to significant credit risk due to the quality of the institutions in which the funds are invested.
We monitor the quality of our operating cash on a regular basis and may choose to diversify such depository institutions to mitigate perceived market risk. Our operating cash and cash equivalents are denominated in U.S. dollars, Australian dollars,

Canadian dollars, pound sterling, euros, yen, Swedish krona and Brazilian real, and we face foreign currency risk in our cash balances held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements. We currently do not hedge our foreign currency exposure, but we may do so if we expect we will need to fund U.S. dollar obligations with foreign currency.
Our borrowings bear variable interest rates and we face exposure to higher interest rates which could require us to increase the portion of our cash flow used to fund our debt obligations. We do not currently hedge our interest rate risk due to our anticipated longer term view that macro-economic conditions will not change materially.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange in the major markets in which we operate between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 19% of our revenues for the nine month period ended September 30, 2017 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we historically generated a significant portion of our foreign earnings, including the United Kingdom, Europe and Australia. During the nine month period ended September 30, 2017, as compared to the same period in 2016, the value of the U.S. dollar strengthened relative to the pound sterling, weakened relative to the Australian dollar, and remained relatively constant with the euro. In aggregate, although there was a negative impact on our revenues in the first nine months of 2017 as compared to the same period in 2016 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant due to the timing of receipts and the mix of currencies we received, including the negotiation for the payment of certain foreign transaction fees in U.S. dollars. Further, because our operating costs in foreign jurisdictions are denominated in local currency we are effectively internally hedged against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

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

Item 1A.  Risk Factors
This Item 1A. should be read in conjunction with "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. Other than with respect to the discussion below, there have been no material changes in our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.
Our increased leverage and substantial long-term debt could adversely affect our business
On October 12, 2017, we substantially increased our leverage through the borrowing of $350.0 million under a five-year secured term loan facility as well entering into a three-year revolving credit facility pursuant to which we can borrow an additional $20.0 million.
Our ability to make payments on, or repay or refinance, our debt, and to fund other contractual obligations will depend largely upon our future operating performance, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot provide assurance that we will maintain a level of cash flows from our operating activities sufficient to permit us to pay the principal of, and interest on, any indebtedness or fund other contractual obligations.
The amount of our long-term debt could have adverse consequences. For example, it could:

•increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund our operating activities, including deferred compensation arrangements, working capital, and other general corporate requirements;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•place us at a competitive disadvantage compared with our competitors; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity and meet regulatory capital requirements.
If we are unable to fund our debt obligations we may need to consider taking other actions, including repatriating foreign earnings, issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Our inability to repay or refinance the loan facilities when due could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.
Our borrowings bear interest at variable rates subject to, at our election, either a base rate plus a margin of 2.75% or LIBOR plus a margin of 3.75%. An increase in interest rates would increase the portion of our cash flow used to service our indebtedness and could have a material adverse effect on our liquidity and our ability to meet our obligations timely, which could have a material adverse effect on our stock price.

The credit agreement related to our term and revolving loans contains various covenants that impose restrictions on us that may affect our ability to operate our business

The credit agreement contains covenants that may limit our ability to take actions that might be to the advantage of the Firm and our shareholders. Among other things, subject to certain exceptions, the credit agreement limits our ability to:

•grant liens on our assets;

•incur additional indebtedness (including guarantees and other contingent obligations);

•make certain investments (including loans and advances);

•make certain acquisitions;

•merge or make other fundamental changes;

•sell or otherwise dispose of property or assets;

•pay dividends and other distributions, repurchase shares and prepay certain indebtedness;

•make changes in the nature of our business;

•enter into transactions with our affiliates;

•amend or waive our organizational documents, subordinated and junior lien indebtedness;

•change our fiscal year; and

•enter into contracts restricting dividends and lien grants by non-guarantor subsidiaries.

In addition, we are subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our ability to comply with these covenants will depend upon our future operating performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.

Failure to comply with any of the covenants in our credit agreement could result in a default which would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by the credit agreement on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Our inability to repay or refinance the loan facilities when due could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our stock price.

Our decision to return cash to our shareholders through repurchases of our common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders.

We have authority from our Board of Directors to repurchase up to $285.0 million of our common stock. On September 25, 2017, and as subsequently amended by our announcement on October 9, 2017, we announced that, pursuant to this authority, we were launching a cash tender offer for up to 12,000,000 shares of our common stock at purchase price of $17.25 per share.  The tender offer closed on October 25, 2017 and, on October 30, 2017, we announced that we had accepted for purchase 3,434,137 shares of our common stock at the purchase price of $17.25 per share for a total cash cost of approximately $59.2 million, excluding fees and expenses relating to the tender offer.  The repurchased shares represented approximately 12% of our total outstanding shares as of October 31, 2017.  Following the completion of the tender offer $225.8 million remains authorized and available to repurchase our common shares, which we intend to implement through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement) and other factors we deem relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized.   Furthermore, there can be no assurance that any past or future repurchases will have a positive impact on our stock price or that the share repurchase plan provides the best use of our capital because the value of our common stock may decline significantly below the levels at which we repurchased shares of common stock.

Our decision to repurchase shares of our common stock will reduce our public float which could cause our share price to decline.
 Prior to the announcement of our share repurchase plan on September 25, 2017 we had approximately 29.6 million shares outstanding and the aggregate value of our outstanding common shares was approximately $425 million.  The share repurchase plan will reduce our "public float," (the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets), which may reduce the volume of trading in our shares and result in reduced liquidity and cause fluctuations in the trading price of our common stock unrelated to our performance.  Furthermore, certain institutional holders of our common shares (including index funds) may require a minimum market capitalization of each of their holdings in excess of our market capitalization and therefore be required to dispose of our common stock, which may cause the value of our common stock to decline. There can be no assurance that this reduction in our public float will not result in a lower share price or reduced liquidity in the trading market for our common shares during and upon completion of our share repurchase plan.

As a result of our plan to repurchase shares of our common stock, our executive officers, directors and other employees of the Firm, together with their affiliated entities, will hold a substantial percentage of our common stock, which may cause conflicts of interests
If we repurchase the full amount of $285 million of our common stock that was authorized by our Board of Directors, at a price per share approximating the recently completed tender offer price of $17.25 per share, and assuming that they maintain their current holdings, our executive officers, directors and other employees of the Firm, together with their affiliated entities, will increase their relative ownership in the Firm and would collectively own approximately 33% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying, preventing or defeating a third party from acquiring control over or merging with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Sales of Unregistered Equity Securities in the Third Quarter of 2017:

On September 25, 2017, we entered into a subscription agreement with Scott L. Bok (“Mr. Bok”), our Chief Executive Officer, in an individual capacity and Bok Family Partners, L.P., a Delaware limited partnership controlled by Mr. Bok (together with Mr. Bok, the “Bok Purchasers”), pursuant to which, on November 9, 2017, we issued and sold 579,710 shares of our common stock, par value $0.01 per share, to the Bok Purchasers, in a transaction exempt from registration pursuant to Rule 506(c) of Regulation D, at a price per share of $17.25, for aggregate consideration of $10.0 million.

On September 25, 2017, we also entered into a subscription agreement with Socatean Partners, a Connecticut general partnership controlled by Robert F. Greenhill, Chairman of the Board of Directors of the Firm, pursuant to which, on November 9, 2017, we issued and sold 579,710 shares to Socatean Partners, in a transaction exempt from registration pursuant to Rule 506(c) of Regulation D, at a price per share of $17.25, for aggregate consideration of $10.0 million.

Issuer Purchases of Equity Securities in the Third Quarter of 2017:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
July	—	—	—	$75,000,000
August	—	—	—	75,000,000
September	—	—	—	75,000,000
Total	—		—	$75,000,000

_____________________________________________

(1)
Excludes 16,617 shares we are deemed to have repurchased in the third quarter of 2017 at an average price of $18.50 per share, or $0.3 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. Also excludes 3,434,137 shares we repurchased in our cash tender offer which closed on October 25, 2017, at a purchase price of $17.25 per share, or approximately $59.2 million, excluding fees and expenses relating to the tender offer.

(2)
Effective January 26, 2017, our Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during the period January 1, 2017 to December 31, 2017. Effective September 25, 2017, our Board of Directors revoked and terminated such prior authorization, and authorized the repurchase of up to $285,000,000 of our common stock for further share repurchases, less the value of the shares repurchased during our cash tender offer which closed on October 25, 2017.

(3)
The value of the shares repurchased for the nine months ended September 30, 2017 excludes 448,738 shares we are deemed to have repurchased at an average price of $29.06 per share, or $13.0 million, from employees in conjunction with tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. Also excludes 3,434,137 shares we repurchased in our cash tender offer which closed on October 25, 2017, at a purchase price of $17.25 per share, or approximately $59.2 million, excluding fees and expenses relating to the tender offer.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1*
Subscription Agreement, dated as of September 25, 2017, by and between Scott L. Bok, in an individual capacity, and Bok Family Partners, L.P., as purchasers, and Greenhill & Co., Inc., as issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

10.2*
Subscription Agreement, dated as of September 25, 2017, by and between Socatean Partners, as purchaser, and Greenhill & Co., Inc., as issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

10.3*
Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Previously filed.

**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2017

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1