Form 10-K
period 2017-12-31
GREENHILL & CO INC
filed 2018-02-28
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was approximately $526 million. The registrant has no non-voting stock. As of February 15, 2018, there were 27,303,100 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders or a Form10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

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

Item 1.  Business
Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Spain, Sweden and the United Kingdom.
At Greenhill, we are singularly focused on providing conflict-free advice to clients on a wide variety of complex financial matters, using our global resources to provide a combination of transaction experience, industry sector expertise and knowledge of relevant regional markets. We work seamlessly across offices and markets to provide the highest caliber advice and services to our clients.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Greenhill was formed as a limited liability company and converted to a Delaware corporation in 2004 at the time of our IPO. Since our founding, Greenhill has grown through recruiting talented managing directors and other senior professionals, by acquiring complementary advisory businesses and by training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring, and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 15 offices across five continents.
As of December 31, 2017, we had 346 employees globally, including 77 managing directors and 14 senior advisors.
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
Capital Advisory. In our capital advisory business, we assist general partners and sponsors in raising primary capital commitments for new private funds and provide related advisory services to those entities globally. Our capital advisory group provides clients with comprehensive global marketing efforts to a diverse investor base of pension funds, sovereign wealth funds, endowments and other institutional investors worldwide and is one of the leading advisors in the primary market to real estate funds globally. As a result of the acquisition of Cogent Partners, LP ("Cogent"), which we acquired on April 1, 2015 and have integrated into our capital advisory business, we also are one of the leading global financial advisors to pension funds, endowments and other institutional investors on the secondary market for the sale of alternative assets. We advise such institutions on secondary sales of interests in private equity and similar funds, as well as providing advice to alternative asset fund sponsors for restructuring, financing, liquidity options, valuation and related services.
Revenues
Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn other corporate advisory fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, our capital advisory group provides capital raising advisory services in the primary market for real estate funds, where revenues are driven primarily by the amount of capital raised, and in the secondary market for alternative assets, where revenue is determined based upon a fixed percentage of the transaction value.
In addition, since 2012 we have generated approximately 1%-2% of our revenues from interest income and gains (or losses) in merchant banking fund investments, which we substantially liquidated in prior years. Revenue recognized on investments in merchant banking funds is based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis.
Employees
As an independent investment bank focused solely on advisory services, our people are our primary asset. Our managing directors and senior advisors average more than 20 years of relevant experience, which they leverage to provide the highest quality advice on a collaborative, globally integrated basis across our full range of services. Our managing directors and senior advisors are supported by a strong team of more junior professionals and we spend a significant amount of time training and mentoring our junior professionals. We seek to provide our junior professionals with broad exposure to a variety of assignments involving mergers and acquisitions, divestitures, restructurings, financings, capital raisings and other transactions. This approach provides us with the flexibility to allocate resources depending on the transaction environment and provides our bankers with a wide variety of experiences to assist in the development of their business and financial judgment.
As of December 31, 2017, Greenhill employed a total of 346 people (including our managing directors and senior advisors), of which 203 were located in our offices in North America, 89 were based in our European offices, and 54 in the rest of the world. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters collegiality, teamwork, professionalism, excellence, diversity, and collaboration among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.
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
Greenhill & Co. Spain Limited, our wholly owned Spanish subsidiary with an office in Madrid, provides financial advice to clients in Spain and the wider Iberian region, and is authorized and regulated by the FCA and also subject to regulation by the Comisión Nacional del Mercado de Valores (CNMV).
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

A high percentage of our advisory revenues is derived from a small number of clients and the termination of any one advisory engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 39% of our total revenues in 2017 and 40% in 2016. There was no single client in 2017 or 2016 that represented greater than 10% of our revenues. We earned $1 million or more from 58 clients in 2017, compared to 71 in 2016, of which 31% of the clients were new to the Firm in 2017 and 24% in 2016. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions on which we are advising can be significant.
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
We face strong competition from far larger firms and other independent firms, which could adversely affect our market share of the advisory business
The investment banking industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, our range of products and services, strength of relationships, innovation, reputation and price. We may experience pricing pressures in the future if some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 346 employees (including managing directors and senior advisors) as of December 31, 2017 and total revenues of $239.2 million for the year ended December 31, 2017. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve clients' needs, greater global reach and broader relationships with current and potential clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
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
Strategic investments and acquisitions, or foreign expansion, may result in additional risks and uncertainties in our business
When we make strategic investments or acquisitions, such as our acquisitions of Caliburn (now Greenhill Australia) and Cogent (now Greenhill's secondary capital advisory team), in additional to the risks associated with the integration and retention of personnel, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including accounting and data processing systems and management controls.
To the extent that we pursue business opportunities in certain markets outside the United States, such as our business operations in Asia and Brazil, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult and costly for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.
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
The inherent volatility in our financial results from period to period, translates into volatility in our stock price
Our revenue and profits are highly volatile. We can experience significant variations in revenues and earnings during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction, the timing of which is uncertain and is not subject to our control.
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

Our increased leverage and substantial long-term debt could adversely affect our business
In October 2017, we substantially increased our leverage through the borrowing of $350.0 million under a five-year secured term loan facility as well entering into a three-year revolving credit facility pursuant to which we can borrow an additional $20.0 million. At December 31, 2017, $350.0 million remained outstanding on the term loan facility and the first principal installment payment of $4.375 million is due March 31, 2018 and future quarterly payments, which increase to $8.75 million beginning December 31, 2018 are due thereafter.
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
If we are unable to fund our debt obligations we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the new credit agreement related to our five-year secured term loan facility on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing for our existing operations or to fund new business opportunities. Our inability to incur additional indebtedness could limit our business opportunities, which could have a material impact on our operations and have a material adverse effect on our share price. Further, our inability to repay or refinance the loan facilities when due could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our business operations and our stock price.
Our borrowings bear interest at variable rates subject to, at our election, either the U.S. Prime Rate plus a margin of 2.75% or LIBOR plus a margin of 3.75%. An increase in interest rates would increase the portion of our cash flow used to service our indebtedness and could have a material adverse effect on our liquidity and our ability to meet our obligations timely, which could have a material adverse effect on our stock price.

The credit agreement related to our five-year secured term and three-year secured revolving loans contains various covenants that impose restrictions on us that may affect our ability to operate our business
The credit agreement contains covenants that may limit our ability to take actions that might be to the advantage of the Firm and our shareholders. Among other things, subject to certain exceptions, the credit agreement limits our ability to:

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

In addition, we are subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the secured revolving loan facility exceed $12.5 million. Under the terms of the new loan facilities we are also subject to certain other non-financial covenants. Our ability to comply with these covenants will depend upon our future operating performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
Failure to comply with any of the covenants in our new credit agreement could result in a default which would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by the new credit agreement on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Our inability to repay or refinance the loan facilities when due could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our business operations and our stock price.
Our decision to return cash to our shareholders through repurchases of our common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders.
In September 2017, our Board of Directors authorized the repurchase of up to $285.0 million of our common stock. From the launch of our share repurchase plan in September 2017 through January 31, 2018, we have repurchased 4,119,290 common shares, which represented approximately 13% of common stock outstanding at the time we announced the recapitalization plan, at an average price of $17.54 per share, for a total cost of $72.3 million as of January 31, 2018. In February 2018, we launched a modified Dutch auction tender offer for the purchase of up to $110.0 million in value of our common stock at a purchase price of not greater than $20.50 nor less than $18.50 per share, which is scheduled to expire on March 14, 2018, subject to extension. Following the completion of the modified Dutch tender offer, we plan to implement the remaining authority under our repurchase plan through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), additional tender offers, privately negotiated transactions and/or accelerated share repurchases after taking into account our results of operations, financial position, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the new credit agreement) and other factors we deem relevant. The price and timing of future share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized.  The existence of our share repurchase plan could cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock and impact our ability to effectuate the repurchases. Furthermore, there can be no assurance that any past or future repurchases will have a positive impact on our stock price or enhance shareholder value, or that the share repurchase plan provides the best use of our capital because the value of our common stock may decline significantly below the levels at which we repurchased shares of common stock. The repurchase plan could increase volatility in our common stock, and any announcement of a termination of the plan may result in a decrease in the trading price of our stock. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

Our decision to repurchase shares of our common stock will reduce our public float which could cause our share price to decline.
 Prior to the announcement of our share repurchase plan on September 25, 2017, we had approximately 29.6 million shares outstanding and the aggregate value of our outstanding common shares was approximately $425 million.  At February 12, 2018, following the completion of our fixed price tender offer, the purchase of $10.0 million of our common stock by each of our Chairman and Chief Executive Officer, recent additional open market purchases and the annual vesting of restricted stock awards, but in advance of our announcement of our modified Dutch auction tender offer, we had approximately 27.3 million shares outstanding and the aggregate value of our outstanding common shares was approximately $507.8 million. As we continue to implement our share repurchase plan we will continue to reduce our "public float," (the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets), which may reduce the volume of trading in our shares and result in reduced liquidity and cause fluctuations in the trading price of our common stock unrelated to our performance.  Furthermore, certain institutional holders of our common shares (including index funds) may require a minimum market capitalization of each of their holdings in excess of our market capitalization and therefore be required to dispose of our common stock, which may cause the value of our common stock to decline. There can be no assurance that this reduction in our public float will not result in a lower share price or reduced liquidity in the trading market for our common shares during and upon completion of our share repurchase plan.
Our executive officers, directors and other employees, together with their affiliated entities, hold a significant percentage of our common stock, and their interests may differ from those of our unaffiliated shareholders
Our executive officers, directors and other employees and their affiliated entities collectively owned approximately 16% of the total shares of common stock outstanding as of February 15, 2018 (or approximately 32%, assuming vesting in full on February 15, 2018 of all restricted stock units they hold).
If we repurchase the remaining $212.7 million of shares authorized under our repurchase program at a purchase price of $18.50 per share (the minimum purchase price under our modified Dutch auction tender offer), and assuming our executive officers, directors and other employees, together with their affiliated entities, maintain their current holdings in our common stock, our executive officers, directors and other employees, together with their affiliated entities, would increase their relative ownership of our common stock and would collectively own approximately 23% of our outstanding common stock (or approximately 45%, assuming vesting in full on February 15, 2018 of all restricted stock units they hold). As a result of these shareholdings, our executive officers, directors and employees, together with their affiliated entities, currently are able to exercise, and may increasingly be able to exercise, significant influence over the election of our Board of Directors, the management and policies of Greenhill and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, and their interests may differ from those of our unaffiliated shareholders. In addition, this concentration of ownership could have the effect of delaying, preventing or defeating a third party from acquiring control or merging with us.
In addition, sales of substantial amounts of common stock by our executive officers, directors and other employees, or their affiliated entities, or the possibility of such sales, may adversely affect the price of the common stock and impede our ability to raise capital through the issuance of equity securities. Though such persons are subject to certain restrictions on sales of our common stock by applicable securities laws and our internal policies and procedures, they may nonetheless sell a substantial number of shares over time during open trading windows.
A significant portion of the compensation of our managing directors is paid in restricted stock units and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding
As part of annual bonus and incentive compensation, we award restricted stock units to managing directors and other employees. We also award restricted stock units as a long-term incentive to new hires at the time they join Greenhill. At February 15, 2018, 6,223,598, restricted stock units were outstanding, including 1,811,132 restricted stock units granted to employees in February 2018 as part of the long-term incentive award component of our annual compensation package for 2017. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other senior employees generally vest over a four to five-year period, with the first vesting on the first anniversary of the grant date, or do not vest until the third or fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Awards of restricted stock to our more junior professionals generally vest ratably over a three to four year period. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Vesting of restricted stock units will be accelerated and immediately vested upon a participant’s death, disability or retirement, as defined in the relevant agreements. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 15, 2018 are scheduled to be issued as follows: 341,120 additional shares in 2018, 1,550,468 shares in 2019, 1,626,107 shares in 2020, 1,074,672 shares in 2021, 1,583,731 shares in 2022, and 47,500 shares in 2023.
In January 2016, we also awarded 115,473 performance restricted stock units to our Chief Executive Officer. The performance restricted stock units will vest based upon Greenhill’s level of achievement of three equally weighted performance metrics measured over a three-year performance period running from January 1, 2016 through December 31, 2018. Subject to the level of achievement of each of the performance metrics, the number of shares issuable at the end of the performance period could be zero to 288,683. Vesting of the performance restricted stock units will be accelerated in the case of death, disability, or retirement after at least one year of service. Since the performance period for this award continues through December 31, 2018, no additional performance awards based upon Greenhill's performance were made in 2017 or 2018.
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
In addition, public figures in the United States, including the current President, members of his administration and other public officials, including members of the current U.S. Congress, continue to signal a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world and to impose taxes or other adverse consequences on certain business activities. It is not known what specific measures might be proposed or how they would be implemented and enforced. There can be no assurance that pending or future legislation or executive action in the U.S. that could significantly increase costs with respect to our foreign operations and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted. In addition, such steps, if adopted, could also lead to retaliatory actions by other foreign governments through measures to prohibit, reduce, discourage business of foreign companies or other means, which could make it more difficult for us to do business in those countries.
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
The market price of our common stock is volatile and may decline
The price of our common stock may fluctuate widely, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, changes in general economic or market conditions, broad market fluctuations, the impact of increased leverage on our financial position and the reduction in float as a result of our share repurchase plan. Since a significant portion of the compensation of our managing directors and certain other employees is paid in restricted stock units and our employees rely upon the ability of share sales to generate additional cash flow, a decline in the price of our stock may adversely affect our ability to retain key employees, including our managing directors. Similarly, our ability to recruit managing directors and other professionals may be adversely affected by a decline in the price of our stock.
We could change our existing dividend policy in the future, which could adversely affect our stock price
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. In order to improve tax efficiency and accelerate the future payment of debt, as part of our recapitalization plan we elected to substantially reduce our quarterly dividend from the historical $0.45 per share of our common stock paid to holders of record since 2007. In that regard, in October 2017 our Board declared a dividend of $0.05 per share, which was paid in December 2017, and in February 2018 our Board declared a dividend of $0.05 per share to be paid on March 21, 2018 to common stockholders of record on March 7, 2018. We intend to continue to pay such reduced quarterly dividends subject to capital availability, cash flows and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, contractual restrictions and other factors as the Board of Directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to further reduce or even suspend dividend payments in the future. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price.
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

Item 2.  Properties
Our principal offices, all of which are leased, are as follows:

Location	Owned/Leased	Lease Expiration	Approximate Square Footage as of December 31, 2017
300 Park Avenue	Leased	2020	105,000 square feet
New York, New York (Global Headquarters)
Lansdowne House	Leased	2021	19,000 square feet
57 Berkeley Square, London
Neue Mainzer Strasse 52-58	Leased	2023	7,000 square feet
Frankfurt
Av. Brigadeiro Faria Lima, 2277	Leased	2023	5,000 square feet
São Paulo
79 Wellington Street West	Leased	2026	5,000 square feet
Toronto
Marunouchi Building	Leased	2021	4,000 square feet
Tokyo
Governor Phillip Tower	Leased	2025	11,000 square feet
1 Farrer Place, Sydney
2101 Cedar Springs Rd	Leased	2025	15,000 square feet
Dallas, Texas

Most of the lease arrangements listed above provide for renewal options beyond the date of expiration.
We also have seven additional offices with approximately 38,000 of aggregate square footage with terms expiring through 2027.
In addition, in connection with the acquisition of Cogent we consolidated their personnel located in New York and London into our office space and we have subleased approximately 7,000 of aggregate square footage in their former locations. The sublease arrangements extend through the terms of the existing leases, which both terminate in 2019.

Item 3.  Legal Proceedings
We are from time to time involved in legal proceedings incidental to the ordinary course of our business. We do not believe any such proceedings will have a material effect on our results of operations.

Item 4.  Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS
Our executive officers are Scott L. Bok (Chief Executive Officer), Kevin M. Costantino (President), David A. Wyles (President) and Harold J. Rodriguez, Jr. (Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer and Treasurer). Set forth below is a brief biography of each executive officer.
Scott L. Bok, 58, has served as Chief Executive Officer since April 2010, served as Co-Chief Executive Officer between October 2007 and April 2010, and served as our U.S. President between January 2004 and October 2007. He has also served as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok also served as a member of the Board of Directors of Iridium Communications Inc., from 2009 to 2013.
Kevin M. Costantino, 41, has served as President since 2015, and also is a member of our Management Committee and serves as Co-Head of U.S. M&A. Prior to his appointment as President, Mr. Costantino served as Co-Head of our Australian business. Mr. Costantino joined Greenhill's New York office in 2005, to which he relocated in July 2015 after a second stay in our Sydney office. He also spent time in our Chicago office following its 2009 opening, and was involved in our expansion to Brazil two years ago. Before joining Greenhill, Mr. Costantino was a mergers and acquisitions lawyer with Wachtell, Lipton, Rosen & Katz in New York.
David A. Wyles, 49, has served as President since 2015, and also is a member of our Management Committee. Prior to his appointment as President, Mr. Wyles served as Co-Head of our European business. Mr. Wyles joined Greenhill 19 years ago as part of the original team from Baring Brothers that founded our London office, and was involved in the opening of our Frankfurt office two years later. He is one of the leading M&A advisors in the UK market, and has also led numerous major transaction assignments in Continental Europe and globally, including most of our assignments involving China.
Harold J. Rodriguez, Jr., 62, has served as our Chief Financial Officer since August 2016, as our Chief Operating Officer since January 2012, as Chief Administrative Officer from March 2008 until January 2012 and was Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as our Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
Our Board of Directors has six members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and four of whom are independent (Steven F. Goldstone, Stephen L. Key, John D. Liu and Karen P. Robards). A brief biography of each of Messrs. Greenhill, Goldstone, Key and Liu and Ms. Robards is set forth below.
Robert F. Greenhill, 81, our founder, has served as our Chairman since the time of our founding in 1996 and served as our Chief Executive Officer between 1996 and October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the Board of Directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, Mr. Greenhill was a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.
Steven F. Goldstone, 72, has served on our Board of Directors since July 2004 and has also served as our Lead Independent Director since January 2016. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also the non-executive Chairman of ConAgra Foods, Inc. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standard Companies, Inc.) from 2002 until 2008 and as a member of the Board of Directors of Merck & Co. from 2008 until 2012. Mr. Goldstone has also served as a member of the Board of Directors of The Chefs' Warehouse, Inc. since March 2016.

Stephen L. Key, 74, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key served as a member of the Board of Directors of Fairway Group Holdings Corp. from 2012 to 2016 and as Chairman of the Audit Committee of the Board of Directors of Fairway Group Holdings Corp. from 2013 to 2016. Mr. Key has also served as a member of the Board of Directors of Sitel, Inc. from 2007 until 2008, as a member of the Board of Directors of Forward Industries, Inc. from 2010 until 2012, and as a member of the Board of Directors of 1-800-Contacts, Inc. from 2005 to 2012.
John D. Liu, 47, has served on our Board of Directors since June 2017. Since March 2008, Mr. Liu has been the chief executive officer of Essex Equity Management, a financial services company, and managing partner of Richmond Hill Investments, an investment management firm. Prior to that time, Mr. Liu was employed for 12 years by Greenhill until March 2008 in positions of increasing responsibility, including as chief financial officer from January 2004 to March 2008 and as co-head of U.S. Mergers and Acquisitions from January 2007 to March 2008. Earlier in his career, Mr. Liu worked at Wolfensohn & Co. and was an analyst at Donaldson, Lufkin & Jenrette.  Mr. Liu also serves as a member of the Board of Directors of Whirlpool Corporation.
Karen P. Robards, 67, has served on our Board of Directors since April 2013. Since 1987, Ms. Robards has been a principal of Robards & Company, LLC, a consulting and private investment firm. From 1976 to 1987, Ms. Robards was an investment banker at Morgan Stanley where she served as head of its healthcare investment banking activities. Ms. Robards currently serves as Vice Chair of the Board and Chair of the Audit Committee of BlackRock Closed-End Funds. Ms. Robards served as a member of the Board of Directors of AtriCure, Inc., a medical device company, from 2000 to May 2017. From 1996 to 2005, Ms. Robards served as a director of Enable Medical Corporation, a developer and manufacturer of surgical instruments, which was acquired by AtriCure, Inc. in 2005. From 2007 to 2010, Ms. Robards also served as a director of Care Investment Trust, a publicly held real estate investment trust focusing on investment opportunities in the healthcare industry.

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

	Fiscal 2017
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$30.75	$26.40	$0.45
Second quarter	29.30	19.50	0.45
Third quarter	20.50	14.00	0.45
Fourth quarter	20.65	16.60	0.05

	Fiscal 2016
	Sales Price		Dividends per share of common stock
	High	Low
First quarter	$28.61	$20.61	$0.45
Second quarter	22.06	15.93	0.45
Third quarter	23.59	16.00	0.45
Fourth quarter	29.05	22.41	0.45

As of February 15, 2018, there were 7 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.
On February 15, 2018, the last reported sales price for our common stock on the New York Stock Exchange was $20.40 per share.

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
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2012
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2017

Share Repurchases in the Fourth Quarter of 2017

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
October 1 – October 31	3,434,137	$17.25	3,434,137	$225,761,137
November 1 – November 30	130,003	19.05	130,003	223,284,708
December 1 – December 31	213,408	19.03	213,408	219,223,716
Total	3,777,548		3,777,548	$219,223,716

_____________________________________________

(1)
Includes 3,434,137 shares we repurchased in the fourth quarter of 2017 pursuant to a cash tender offer at a purchase price of $17.25 per share, which closed on October 25, 2017. Excludes 42,939 shares we are deemed to have repurchased in the fourth quarter of 2017 at an average price of $17.35 per share, or $0.7 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
Shares which may be repurchased under the plan authorized by the Board of Directors. On January 26, 2017, the Board of Directors authorized the repurchase of up to $75,000,000 of our common stock during 2017. Effective September 25, 2017, the Board of Directors revoked and terminated such prior authorization, and authorized the repurchase of up to $285,000,000 of our common stock for further share repurchases, including shares repurchased during the tender offer which closed on October 25, 2017.

(3)
The value of shares repurchased during the year ended December 31, 2017 excludes 491,677 shares we are deemed to have repurchased at an average price of $28.04 per share, or $13.8 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 6.  Selected Financial Data

	As of or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share and number of employees data)
Statement of Operations Data:
Advisory revenues	$238.0	$334.8	$260.3	$280.5	$287.0
Investment revenues	1.2	0.7	1.3	(5.2)	0.2
Total revenues	239.2	335.5	261.6	275.3	287.2
% change from prior year	(29)%	28%	(5)%	(4)%	1%
Employee compensation and benefits expense	160.2	182.5	147.2	147.6	155.7
Non-compensation operating expenses	72.1	61.9	68.6	59.0	59.3
Total operating income	6.9	91.1	45.8	68.7	72.2
Interest expense	7.2	3.2	2.5	1.2	1.0
Income (loss) before taxes	(0.3)	87.9	43.3	67.5	71.2
Provision for taxes	26.4	27.1	17.7	24.1	24.5
Net income (loss) allocated to common stockholders	(26.7)	60.8	25.6	43.4	46.7
Diluted average shares outstanding	32,074,894	32,074,232	31,200,378	30,357,691	30,160,669
Diluted earnings (loss) per share	(0.83)	1.89	0.82	1.43	1.55
Balance Sheet Data:
Total assets	$610.8	$456.7	$423.1	$337.0	$352.4
Total liabilities	402.5	165.5	139.8	$81.4	75.7
Stockholders’ equity	208.3	291.2	283.4	$255.5	276.7
Dividends declared per share	1.40	1.80	1.80	1.80	1.80
Selected Data and Ratios (unaudited)
Operating income as a percentage of revenues	3%	27%	18%	25%	25%
Revenues per employee (a)	$681	$950	$799	$882	$893
Employees at year-end (b)
North America	203	195	192	154	173
Europe	89	91	88	84	86
Rest of World	54	70	70	67	60
Total employees	346	356	350	305	319

(a)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year (in thousands).

(b)	Includes our managing directors and senior advisors.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world from our offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Spain, Sweden, and the United Kingdom.
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
Over our 22 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil and Spain. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2017, we announced the recruitment of nine corporate advisory focused managing directors, who have joined our teams in the United States, Australia, Canada and Europe, including two who extend our reach into the Spanish market. We had 71 client facing managing directors as of January 1, 2018.
In September 2017, we announced plans for a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our then current equity valuation, existing tax rates and existing opportunities in the credit market. Under that plan, net proceeds from the borrowing of $350.0 million of term loans, which closed in early October 2017, were used to repay in full the existing bank indebtedness outstanding at the time. The remaining term loan proceeds, in addition to the proceeds from the purchase of $10.0 million of our common stock by each of our Chairman and Chief Executive Officer, which closed in early November 2017, were intended to be used to repurchase up to $285.0 million of our common stock (together the term loan borrowing, common stock purchases, bank debt repayment and the plan for the repurchase of common stock constitute the "Recapitalization"). The Recapitalization plan is intended to reduce taxes, increase earnings per share and increase employee alignment with shareholders, while offering those wishing to monetize their shares a significant opportunity for liquidity. We began the implementation of our repurchase plan during the fourth quarter of 2017 and, as of December 31, 2017, we repurchased 3,434,137 shares of our common stock through a fixed price tender offer and an additional 343,411 common shares through open market transactions, or in aggregate 3,777,548 common shares at an average price of $17.41 per share, for a total cost of $65.8 million. In January 2018, we repurchased an additional 341,742 shares through open market transactions for $6.5 million. The repurchased shares represent approximately 13% of our total outstanding shares at the time we announced the Recapitalization plan. In February 2018, we launched a modified Dutch auction tender offer for the purchase of up to $110.0 million in value of our common stock at a purchase price of not greater than $20.50 nor less than $18.50 per share, which is scheduled to expire on March 14, 2018, subject to extension. We intend to continue to implement our share repurchase plan through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of future share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources".
At December 31, 2017, we employed 346 people. We strive to maintain a work environment that fosters professionalism, excellence, diversity, and cooperation among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.

Business Environment and Outlook
Economic and global financial market conditions can materially affect our financial performance. In addition, revenues and net income in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter. See “Risk Factors.”
Our total revenues were $239.2 million in the year ended December 31, 2017 compared to $335.5 million in the year ended December 31, 2016, a decrease of $96.3 million, or 29%. The decrease resulted from significantly fewer larger merger and acquisition completion fees as well as a decrease in announcement fees, offset in part by higher capital advisory revenues and an increase in retainer fee revenues. For the full year 2017, the number of worldwide completed M&A transactions in 2017 increased by 4% as compared to 2016, while the volume (dollar value) of completed transactions (reflecting the sum of all transaction sizes) decreased by 10%. For 2017, the number of announced transactions increased by 7% as compared to 2016, while the volume (dollar value) of announced transactions decreased by 1% in the same period.(1)
In 2017, we advised on transactions for the first time for such leading companies around the world as Brookfield Canada Office Properties, Bupa Ltd., Chromalox, Inc., Deltaplam Embalagens Indústria e Comércio Ltda., Energy Corporation of America, Inc., Equiniti Group plc, Grupo Sidecu, Inenco Group Pty Ltd, Jaybro, Mãe Terra Produtos Naturais Ltda., McDermott International, Inc., MorphoSys AG, Morris Corporation Group Pty Ltd, Natural Resource Partners, L.P., Palatin Technologies, Inc., PERSOL HOLDINGS CO., LTD, Talen Energy, Thermamax, Inc., and Total System Services, Inc. We also advised on new transactions for historic clients in all major markets including Bionomics Limited, Det Norske Veritas Holding AS, Emerson Electric Co., Experian plc, F+W Media, Inc., International Flavors & Fragrances, Inc., Ladbrokes Coral Group PLC, Lonmin plc, Lion Pty Ltd, Mannkind Corporation, TEGNA, Inc., and Tesco PLC.
By geographic region in 2017, North America, where we generated 73% of our revenues, remained our largest contributor, although in absolute terms our revenues there declined slightly year over year. In Europe we derived 17% of our revenues, and our absolute revenues there declined by more than half from 2016. In the rest of the world, we generated 10% of our revenues, which was a decline year over year in both the percentage and dollar amount of revenues.
By industry sector in 2017, improved performance in capital advisory and to a lesser extent the energy & utilities sectors were more than offset by a decline in revenues generated from our activities in the healthcare, financial services, technology, communication and media, and general industrial sectors.
Our decline in revenues in 2017 as compared to 2016 and prior years primarily related to lower revenue generation from our international operations, particularly our European operations, which has historically been a strong revenue producer. Revenue from clients in Europe and elsewhere outside the U.S. fell by more than half relative to the prior year, as a result of significantly fewer large transaction completions. Based on announced transaction activity in Europe, our historical revenue results and ongoing transaction dialogues we expect that we will generate increased revenues from our European operations in 2018. Partially offsetting the weaker results from international corporate advisory activity was increased revenue from our capital advisory business, which achieved record annual revenues in 2017. Assuming reasonably stable markets and continued sector growth in the secondary capital business, we expect that we will continue to generate revenues in the capital advisory businesses at the levels we have achieved since 2015.
As a result of lower revenues in 2017 our compensation and benefits expense, which we measure as a percentage of revenues, increased to 67% of revenues as compared to a range from 54% to 56% for the prior three years. Similarly, our historical strong profit margin was impacted by the decline in revenues. Assuming our revenues increase toward average levels we have achieved in the past five years, we would expect our compensation ratio and profit margin in future periods to move back toward historic levels.

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of February 5, 2018.

We generally experience significant variations in revenues during each quarterly period and we also experienced a significant variation in our annual revenue in 2017 as compared to recent years. These variations can generally be attributed to the fact that a majority of our revenues is usually earned in large amounts upon the successful completion of transactions, the timing of which is uncertain and are not subject to our control. As a result, our results of operations vary and our results in one period may not be indicative of our results in any future period.

Results of Operations
The following tables set forth data relating to the Firm’s sources of revenues:
Historical Revenues by Source

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Advisory revenues	$238.0	$334.8	$260.3	$280.5	$287.0
Investment revenues (losses)	1.2	0.7	1.3	(5.2)	0.2
Total revenues	$239.2	$335.5	$261.6	$275.3	$287.2

Advisory Revenues
Historical Advisory Revenues by Client Location

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
North America	73%	57%	58%	59%	52%
Europe	17%	30%	23%	30%	33%
Rest of World	10%	13%	19%	11%	15%

Historical Advisory Revenues by Industry

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Consumer Goods & Retail	9%	10%	4%	16%	14%
Energy & Utilities	10%	6%	5%	7%	7%
Financial Services	2%	7%	6%	11%	13%
General Industrial & Other	24%	24%	39%	25%	20%
Healthcare	9%	16%	12%	15%	16%
Real Estate, Lodging & Leisure	3%	6%	4%	2%	4%
Technology, Communications & Media	13%	16%	9%	13%	15%
Capital Advisory (Fund Placement)	30%	15%	21%	11%	11%

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

Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, capital fund transaction or other advisory transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our fees, we also earn other corporate advisory fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, our capital advisory group provides capital raising advisory services in the primary market for real estate funds, where revenues are driven primarily by the amount of capital raised by the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing, and in the secondary market for alternative assets, where revenue is determined based upon a fixed percentage of the transaction value at the closing of each transaction.
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
2017 versus 2016.  Advisory revenues were $238.0 million for the year ended December 31, 2017 compared to $334.8 million for the year ended December 31, 2016, a decrease of 29%. The decrease in our 2017 advisory revenues, as compared to 2016, resulted from significantly fewer larger merger and acquisition completion fees as well as a decrease in announcement fees, offset in part by higher capital advisory revenues and an increase in retainer fee revenues.
Prominent advisory assignments completed in 2017 include:

•	the acquisition by American Axle & Manufacturing Holdings, Inc. of Metaldyne Performance Group Inc.;

•	the sale of Derma Sciences, Inc. to Integra LifeSciences Holdings Corporation;

•	the representation of Det Norske Veritas Holding AS on its acquisition of a 36.5% stake in DNV GL Group AS;

•	the acquisition by Emerson Electric Co. of Pentair plc's Valves and Controls business;

•	the sale by Energy Corporation of America of substantially all of its oil and gas assets to Greylock Energy, an affiliate of ArcLight Capital Partners;

•	the acquisition by GoDaddy Inc. of Host Europe Group Ltd.;

•
advising Natural Resource Partners L.P. on a series of recapitalization transactions, including the extension of NRP's near-term debt maturities and the issuance of $250 million of new preferred equity capital;

•	the acquisition by PERSOL HOLDINGS CO., LTD of Programmed Maintenance Services Limited;

•	the merger of Shanks Group plc with Van Gansewinkel Groep B.V.; and

•	the spin-off by TEGNA Inc. of Cars.com.

During 2017, our capital advisory group advised real estate fund general partners on six final closings of primary capital commitments from institutional investors in such funds, and advised institutional investors on 82 closings of sales of limited partnership interests in secondary market transactions. Capital advisory fees for 2017 increased to $70.9 million, an increase of $19.7 million, or 38%, compared to $51.2 million for 2016. For 2017, we generated 30% of our advisory revenues from capital advisory fees.
We earned advisory revenues from 197 different clients in 2017 and 212 different clients in 2016. Of this group of clients, 44% were new to us in 2017. We earned fees of $1 million or more from 58 clients in 2017, down 18% compared to 71 clients in 2016. The ten largest fee-paying clients contributed 39% of our total revenues in 2017 and 40% in 2016. There was no single client in 2017 or 2016 that represented greater than 10% of our revenues.

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

During 2016, our capital advisory group advised real estate fund general partners on five final closings of primary capital commitments from institutional investors in such funds, and advised institutional investors on 83 closings of sales of limited partnership interests in secondary market transactions. Capital advisory fees for 2016 decreased to $51.2 million, a slight decrease of $3.8 million, or 7%, compared to $55.0 million for 2015, which principally resulted from a slowdown in transaction activity as a result of market volatility throughout the year, offset by an additional three months of revenue from our secondary placement business, which was acquired April 1, 2015. For 2016, we generated 15% of our advisory revenues from capital advisory fees.
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
At December 31, 2017, our remaining investments in merchant banking funds consisted of a small group of diverse investments held, which in aggregate had an estimated fair value of $1.2 million. The remaining merchant banking fund investments are expected to be liquidated as the relevant managers seek to realize value from each underlying investment. We have no remaining commitments to make principal investments, and we do not intend to make any going forward.

The following table sets forth information relating to our investment revenues:

	For the Years Ended December 31,
	2017	2016	2015
	(In millions)
Net realized and unrealized gains (losses) in investments in merchant banking funds	$(0.2)	$(0.2)	$0.2
Interest income	1.4	0.9	1.1
Total investment revenues	$1.2	$0.7	$1.3
2017 versus 2016.  For the year ended December 31, 2017, we recorded investment revenues of $1.2 million compared to $0.7 million for the year ended December 31, 2016. The investment revenues for both 2017 and 2016 primarily consisted of interest income.
2016 versus 2015.  For the year ended December 31, 2016, we recorded investment revenues of $0.7 million compared to $1.3 million for the year ended December 31, 2015. The investment revenues for both 2016 and 2015 primarily consisted of interest income.

Operating Expenses
As a result of the Recapitalization and the incurrence of interest expense related to a $350.0 million term loan facility we have separately classified in the presentation of expenses (i) operating expenses, which consist of employee compensation and benefits expenses and non-compensation operating expenses, and (ii) interest expense. Non-compensation operating expenses include travel, office space, communications, information services, depreciation, and professional services. A portion of certain costs are reimbursed by clients under the terms of client engagements. The data presented for 2016 and 2015 has been reclassified to conform to the current year presentation, which excludes interest expense from operating expenses and operating profit and reports it as a separate component of income before tax.
For the year ended December 31, 2017, total operating expenses were $232.3 million compared to $244.4 million in 2016. The decrease of $12.1 million, or 5%, resulted principally from a decrease in our compensation and benefits expenses, offset in part by an increase in non-compensation expenses, both as described in more detail below. Our operating profit margin was 3% for 2017 as compared to 27% for 2016.
For the year ended December 31, 2016, total operating expenses were $244.4 million compared to $215.8 million in 2015. The increase of $28.6 million, or 13%, resulted principally from an increase in our compensation and benefits expenses, offset in part by a decrease in non-compensation expenses, as described in more detail below. Our operating profit margin was 27% for 2016 as compared to 18% for 2015.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Years Ended December 31,
	2017	2016	2015
	(in millions, except employee data)
Number of employees at year end	346	356	350
Employee compensation and benefits expenses	$160.2	$182.5	$147.2
% of revenues	67%	54%	56%
Non-compensation operating expenses	72.1	61.9	68.6
% of revenues	30%	18%	26%
Total operating expenses	232.3	244.4	215.8
% of revenues	97%	73%	82%
Total operating income	6.9	91.1	45.8
Operating profit margin	3%	27%	18%
Compensation and Benefits Expenses
The largest component of our operating expenses is employee compensation and benefits expenses, which we determine annually based on a percentage of revenues. The actual percentage of revenue is determined by management in consultation with the

Compensation Committee at each year-end and based on such factors as the relative level of revenues, anticipated compensation requirements to retain and reward our employees, the cost to recruit and exit employees, the charge for amortization of restricted stock and deferred cash compensation awards and related forfeitures and other relevant factors. The ratio of compensation and benefits expense to revenues was 67% in 2017 as compared to 54% in 2016.
Our compensation and benefits expenses principally consist of (i) base salary and benefits, (ii) amortization of long-term incentive compensation awards of restricted stock units and deferred cash compensation and (iii) annual incentive compensation payable as cash bonus awards. Base salary and benefits are paid ratably throughout the year. Awards of restricted stock units and deferred cash compensation are discretionary and are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally four to five years for the majority of the awards. As we expense the restricted stock awards, the restricted stock units recognized are recorded within stockholders’ equity. Annual cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including our financial performance, and are generally paid in the first quarter in respect of the preceding year.
The sum of base salaries and benefits and the amortization of long-term incentive compensation awards, which we refer to as our fixed compensation cost, has ranged annually from approximately $125.0 million to $135.0 million during the three-year period ended December 31, 2017. We estimate that our fixed compensation cost for 2018 will fall within this range. This estimate is based upon our headcount and salary levels as of the beginning of 2018. The decisions we make throughout the year relating to hiring, retaining and exiting employees may increase or decrease our full year fixed compensation cost. Our fixed compensation cost may vary from year to year based on such factors as headcount, changes in charges for the amortization of restricted stock units and other related matters.
The aggregate amount of discretionary bonus payments generally represents the excess amount of the total compensation amount over the amount of base salary and benefits and amortization of long-term incentive compensation award. Annual cash bonus amounts of $24.4 million, $53.3 million and $23.0 million were paid and/or accrued in 2017, 2016 and 2015, respectively.
Our ratio of compensation to revenues was 67% in 2017, which was significantly higher than the range of 53% to 56% over the past several years. It is our goal to reduce the compensation ratio over time toward our historic range, which will be dependent upon our revenue generation, changes in headcount and other factors. We will balance this goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to recruit new senior bankers.
2017 versus 2016.  For the year ended December 31, 2017, our employee compensation and benefits expenses were $160.2 million as compared to $182.5 million for the same period in the prior year. During 2017 and 2016, we incurred similar amounts of base compensation and amortization of long-term incentive compensation and the decrease of $22.3 million, or 12%, was principally attributable to a lower year-end bonus accrual for our Managing Director group, reflecting their respective individual performances and our overall financial performance. The ratio of compensation to revenues increased to 67% in 2017, as compared to 54% in 2016 as a result of the spreading of lower compensation and benefits expenses over significantly lower revenues in 2017.
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

Non-Compensation Operating Expenses
Our non-compensation operating expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, and other operating expenses. Reimbursed client expenses are netted against non-compensation operating expenses.
Our non-compensation operating expenses are generally relatively fixed year to year with increases generally dependent mostly on our geographic expansion to new locations, strategic business expansion, general inflation-related increases in rent and other costs we incur and, to a much lesser extent, on an increase in headcount within our existing locations. Over the past few years we have incurred some volatility in our non-compensation operating expenses principally due to foreign exchange gains and losses related to the financing of our foreign investments, particularly our investment in Brazil, and the accounting related to a contingent cash earnout related to our acquisition of Cogent.
In connection with our purchase of Cogent, we agreed to pay additional consideration of $18.9 million in cash and issue 334,048 shares of our common stock if a revenue target of $80.0 million is achieved in our secondary capital advisory business during either of the two-year periods ending March 31, 2017 or March 31, 2019, which we refer to as the Earnout. The revenue generated by our secondary fund placement business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Earnout and there remains a second opportunity for the business to achieve the Earnout during the two year period ended March 31, 2019. The fair value of the contingent cash consideration was valued on the date of our purchase at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. Based on our remeasurement of the likelihood of achieving the revenue target we recorded a benefit of $1.3 million for the year ended December 31, 2017 and incurred charges of $1.5 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2017, the fair value of the contingent cash consideration was valued at $13.8 million. If the revenue target is achieved we will record as expense the change in the estimated fair value of the contingent cash consideration until it reaches its face value of $18.9 million. Contrarily, if during a reporting period the likelihood that the Earnout may be achieved decreases we will record as income the decrease in the estimated fair value of the contingent consideration until it reaches zero.
2017 versus 2016. For the year ended December 31, 2017, our non-compensation operating expenses of $72.1 million compared to $61.9 million in 2016, representing an increase of $10.2 million, or 16%. The increase in non-compensation operating expenses principally resulted from higher occupancy costs due to both the addition of office space and an escalation of rent costs, an increase in professional fees in part related to costs associated with our tender offer as part of our recapitalization plan, higher travel costs due to business development expenditures, and a foreign exchange loss of $3.3 million related to the financing of our foreign investments versus a foreign exchange gain of $3.9 million in 2016.
Non-compensation operating expenses as a percentage of revenues for 2017 were 30% compared to 18% for 2016. The increase in non-compensation expenses as a percentage of revenues resulted from the effect of spreading of higher non-compensation costs over significantly lower revenues in 2017 as compared to 2016.
2016 versus 2015.  For the year ended December 31, 2016, our non-compensation expenses of $61.9 million decreased $6.7 million, or 10%, from $68.6 million in 2015. The decrease in non-compensation expenses principally resulted from lower occupancy costs related to lower cost levels outside of the U.S. and the sublease of redundant Cogent space, the benefit of a foreign exchange gain versus a foreign exchange loss of $2.0 million in the prior year, lower professional fees principally due to the absence of transaction costs incurred with the acquisition of Cogent, partially offset by a full year of operating costs related to Cogent and an increase in the charge for the change in the estimated fair value of the contingent cash consideration for the Earnout.
Non-compensation expenses as a percentage of revenues for 2016 were 18% compared to 26% for 2015. The decrease in non-compensation expenses as a percentage of revenues resulted from the spreading of lower non-compensation costs over significantly higher revenues in 2016 as compared to 2015.
Our non-compensation expenses as a percentage of revenues can vary as a result of a variety of factors including fluctuation in annual revenue amounts, changes in headcount, the amount of recruiting and business development activity, the amount of office space expansion, the amount of reimbursement of engagement-related expenses by clients, costs associated with acquisitions, and currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenues in any particular year may not be indicative of the non-compensation expenses as a percentage of revenues in future years.

Interest Expense
As part of our recapitalization plan, on October 12, 2017 we substantially increased our leverage and interest expense through the borrowing of $350.0 million under a secured term loan facility, which bears interest at LIBOR plus 3.75%. As a result of the recapitalization we repaid in full bank borrowings of $83.8 million, which bore interest at the U.S. Prime Rate.

2017 versus 2016. For the year ended December 31, 2017, we incurred interest expense of $7.2 million as compared to $3.2 million for 2016. The increase in interest expense during 2017 related to the increased borrowings incurred as part of the Recapitalization.

2016 versus 2015.  For the year ended December 31, 2016, we incurred interest expense of $3.2 million as compared to $2.5 million for 2015. The increase in interest expense during 2016 related to the carrying cost for a full year of the bank term loan, which was used to finance the acquisition of Cogent in April 2015.

The rate of interest on our current borrowing is based on LIBOR and can vary from period to period. Further, we are required under the secured term loan facility to make quarterly amortization payments and beginning in 2019 an annual repayment based on a calculation of our excess cash flow. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods.

Provision for Income Taxes
We are subject to federal, foreign and state and local corporate income taxes in the United States. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.
The provision for income taxes for 2017, which was based on a nominal pre-tax loss for the year, was adversely affected by a number of factors. First, we incurred a consolidated tax charge due to income taxes incurred on earnings generated in the U.S. that were not fully offset by tax benefits realized from foreign source losses. Second, in accordance with the accounting requirements we established a valuation allowance for tax loss carryforwards in certain foreign jurisdictions. Third, we were subject to a new accounting pronouncement beginning in 2017, which required us to record a tax charge of $1.5 million during the year for the tax effect of the difference between the grant price value and market price value of restricted stock awards at the time of vesting. Prior to 2017, the tax effect of this difference was recorded as a charge or benefit to stockholders equity. Finally, in the fourth quarter we incurred a substantial tax charge as a result of the enactment of the “Tax Cuts and Jobs Act” (the “TCJA”), which was signed into law on December 22, 2017, and reduced the U.S. corporate income tax rate beginning in 2018 from 35% to 21%.  While the reduction in income tax rates will benefit us in future periods, at the time the tax legislation was enacted we were required to revalue our deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate income tax rates on these deferred amounts. The revaluation of deferred tax accounts resulted in a charge of $15.4 million in 2017.
If the U.S. corporate income tax rate had been 21% in prior years, our effective tax rates for 2016 would have been 23%, or approximately 8 percentage points less than our reported tax rate of 31%. If a similar calculation was made for 2015 our effective tax rate would have been 29%, or approximately 12 percentage points less than our reported rate of 41%. For 2017, due to nearly breakeven results the benefit of the lower tax rate would still not have been meaningful except our provision for taxes would not have reflected the various adjustments related to the tax law change. Because a portion of our earnings is generated in foreign jurisdictions, and the amount of such earnings vary year over year, we cannot predict an estimated effective rate for future periods, however, we expect that due to further reductions in foreign tax rates over the past few years that our rate will be at the lower end of the range above of 23% to 29%.
Beginning in the first quarter of 2017, we (and all publicly traded companies that issue restricted stock awards) will be subject to a new accounting requirement which will require us to record in our provision for income taxes at the time of vesting of restricted stock awards a charge or benefit for the tax effect of the difference between the grant price value and market price value of the awards. Based on the market price on the date of the vesting of our annual awards, which represent a substantial amount of our awards vesting during the year, the average grant price of the awards vesting in 2018 exceeded the market price of our shares. As a result we expect we will incur an increase in tax expense of approximately $3.8 million in the first quarter of 2018. Because we are not able to predict our future share price we are not able estimate the impact that this change will have on our provision for income taxes or net income in subsequent future periods.
2017 versus 2016.  For the year ended December 31, 2017, the provision for taxes was $26.4 million as compared to a provision for taxes for the year ended December 31, 2016 of $27.1 million. While the provision for income taxes in 2017 and 2016 was relatively comparable, we had substantially lower pre-tax income in 2017 as compared to 2016, and the provision for income taxes in 2017 principally resulted from certain non-recurring tax adjustments discussed above. For 2017, the effective rate was not meaningful due to nearly breakeven results for the year and the various adjustments discussed above. For 2016, our effective tax rate was 31%, which was lower than our average historical rate due to the generation of a greater proportion of earnings from foreign jurisdictions with lower tax rates.
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

Net Income and Earnings Per Share
2017 versus 2016.  For the year ended December 31, 2017, the net loss allocated to common stockholders was $26.7 million, or $0.83 per diluted share, as compared to net income allocated to common stockholders of $60.8 million, or $1.89 per diluted share, in 2016. The decrease in net income allocated to common stockholders of $87.5 million resulted from the impact on net income of lower revenues, higher non-compensation expenses and tax adjustments related to the TCJA offset, in part, by lower compensation expense as discussed above.
During 2017, our fully diluted average shares outstanding remained at 32.1 million, which was the same as 2016. An increase in our fully diluted average shares outstanding related to the recognition of restricted stock unit awards of 0.9 million, net of shares deemed repurchased by us for the settlement of employee tax liabilities arising upon the vesting of the awards, was fully offset by the weighted average impact of 3.8 million shares repurchased in the fourth quarter in connection with the Recapitalization.
At December 31, 2017 and 2016, our shares outstanding plus restricted stock units vested for accounting purposes (i.e. not weighted for the timing of purchases during the year) were 30.1 million and 31.8 million, respectively. See "Note 11 — Equity" and "Note 12 — Earnings Per Share” to the Consolidated Financial Statements.
2016 versus 2015.  For the year ended December 31, 2016, net income allocated to common stockholders was $60.8 million, or $1.89 per diluted share, as compared to net income allocated to common stockholders of $25.6 million, or $0.82 per diluted share, in 2015. The increase in net income allocated to common stockholders of $35.2 million principally resulted from the impact on net income of higher revenues and lower non-compensation expenses offset, in part, by higher compensation expense.
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

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity. At December 31, 2017, we had cash and cash equivalents of $267.6 million.
We generate substantially all of our cash from advisory fees. Following the Recapitalization, we plan to use our cash primarily for recurring operating expenses, the service of our debt under the new term loan facility, the repurchase of our common shares under our share repurchase plan, and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2017, we had advisory fees receivable of $64.2 million, including long-term receivables related to our primary capital advisory engagements of $29.3 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In the first quarter of 2018, we expect to pay cash bonuses and accrued benefits of approximately $12.5 million relating to 2017 compensation for our employees. In addition, we expect to pay approximately $2.5 million in 2018 related to income taxes owed principally in the U.S. for the year ended December 31, 2017.

In September 2017, we announced the Recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our then current equity valuation, existing tax rates and opportunities in the credit market. Under that plan net proceeds from the borrowing of $350.0 million of term loans under the new credit facility were used to repay bank indebtedness outstanding at the time of the Recapitalization. The remaining term loan proceeds and the proceeds from the purchase of $10.0 million of our common stock by each of our Chairman and Chief Executive Officer are being used to repurchase up to $285.0 million of our common stock.
On October 12, 2017, we entered into a new credit agreement with a syndicate of lenders, who loaned us $350.0 million under a five-year secured term loan facility and provided us with a three-year secured revolving credit facility for $20.0 million, which was undrawn at closing and has remained undrawn. Borrowings under the new credit facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Our borrowing rate in 2017 under the new credit facility ranged from 5.0% to 5.3%. The term loan requires quarterly principal amortization payments commencing on March 31, 2018 of $4.375 million through September 30, 2018 and $8.75 million (or $35.0 million annually) beginning December 31, 2018 through September 30, 2022 with the remaining balance of the term loan due at maturity on October 12, 2022. In addition, beginning for the year ended December 31, 2018, we are required to make annual repayments of principal on the term loan of 50% of our excess cash flow as defined in the credit agreement. We are also required to repay certain amounts of the term loan in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
All mandatory repayments of the term loan facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the term loan facility will be permitted. In the event that all or any portion of the term loan facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such repayment, prepayment, refinancing, or repricing will be at 101.0% of the principal amount so repaid, prepaid, refinanced or repriced.
The new term and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At December 31, 2017, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
We used a portion of the borrowings from the new term loan facility to repay in full the outstanding balance of $83.8 million under our prior revolving bank loan facility. There were no prepayment penalties for the payoff of our prior revolving bank loan facility. As with our prior revolving bank loan facility, the new $20.0 million revolving loan facility is available to use for working capital needs and other general corporate purposes. No scheduled principal payments will be required on amounts drawn on the three year revolving loan facility until the maturity date of that facility in October 2020. Any borrowings under the new revolving loan facility may be repaid and reborrowed.
During 2017 and prior to the borrowing made from the new term loan facility, we paid in full the remaining principal amount outstanding of $16.9 million under the $45.0 million bank term loan made in connection with our acquisition of Cogent in April 2015. There were no prepayment penalties for the early repayment of the bank term loan facility.
As additional contingent consideration for the purchase of Cogent, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. Pursuant to the terms of the purchase agreement, the cash payment and the issuance of common shares occurs if our secondary fund placement business achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019). For the two-year period ended March 31, 2017, the revenue generated by our secondary placement business was slightly less than revenue target required to achieve the Earnout during the first two-year period. If the revenue target is achieved during the two-year period ended March 31, 2019, the contingent consideration will be paid promptly after that date. In the event the Earnout is achieved we expect the cash payment will be funded from our cash and cash equivalent balance. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Operating Results — Non-Compensation Expenses".

As a result of the enactment of the TCJA we no longer expect to be subject to incremental tax on the repatriation of foreign earnings and we will repatriate cash at the time we have forecast cash needs in the U.S. Currently, we hold a substantial amount of cash in the U.S. and have no need for additional cash and consequently, we intend to retain for the near-term our foreign source cash in the local jurisdictions in which it was generated.
As part of the Recapitalization, our Board of Directors has provided us with authority to repurchase up to $285.0 million of our common stock through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement), potential obligations under the Earnout, and other factors we deem relevant. Pursuant to that authority, in October 2017 we purchased 3,434,137 shares of our common stock, or approximately 12% of our then outstanding shares, at a purchase price of $17.25 per share for a total cash cost of approximately $59.2 million. In addition, since we completed the fixed price tender offer and through January 31, 2018, we have acquired an additional 685,153 common shares through other open market transactions for $13.0 million, or in aggregate 4,119,290 common shares at an average price of $17.54 per share, for a total cost of $72.3 million, which represented approximately 13% of our total outstanding shares at the time we announced the Recapitalization plan. In order to further execute our repurchase plan, in February 2018, we launched a modified Dutch auction tender offer for the purchase of up to $110.0 million in value of our common stock at a purchase price of not greater than $20.50 nor less than $18.50 per share, which is scheduled to expire on March 14, 2018, subject to extension. Assuming the Dutch auction tender offer is fully subscribed, $102.7 million will remain authorized and available under our share repurchase program. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized.  Our credit agreement limits our share repurchase program to $285.0 million, subject to certain exceptions, and once the share repurchase program is completed, we expect to refrain from share repurchases (although we expect to continue to make repurchases of share equivalents through tax withholding on vesting restricted stock units) for a period of time in order to focus cash flow on debt repayment.
In addition to our share repurchase plan, during the year ended December 31, 2017, we were deemed to have repurchased 491,677 shares of our common stock at an average price of $28.04 per share (for a total cost of $13.8 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units.
In February 2018, we were deemed to have repurchased 361,453 shares of our common stock at a price of $18.40 per share (for a total cost of $6.7 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a four to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at February 15, 2018, which takes into account both the vesting of annual awards in early February 2018 and the grant of new awards in early February 2018 made as part of our 2017 compensation, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $49.5 million (as calculated based upon the closing share price as of February 15, 2018 of $20.40 per share and assuming a withholding tax rate of 39% consistent with our recent experience) over the next five years, of which an additional $2.7 million will be payable in 2018, $12.3 million will be payable in 2019, $12.9 million will be payable in 2020, $8.6 million will be payable in 2021, $12.6 million will be payable in 2022, and $0.4 million will be payable in 2023. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock (if any) with operating cash flow to the extent the amount is less than $20.0 million per year as permitted under the credit agreement, we are unable to predict the timing or magnitude of our share repurchases. To the extent future repurchases are expected to exceed the amount allowable under the credit agreement we will seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of its long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at February 15, 2018, we estimate payments of $34.9 million over the next five years, of which $8.1 million remains payable in 2018, $8.5 million will be payable in 2019, $10.6 million will be payable in 2020, $6.2 million will be payable in 2021, and $1.5 million will be payable in 2022. We will realize a corporate income tax deduction at the time of payment.
In order to improve tax efficiency and accelerate the future payment of debt related to our Recapitalization we have elected to substantially reduce our quarterly dividend. Under the credit agreement we are permitted to make aggregate annual dividend distributions of up to $5.0 million, with any amounts not distributed in any particular year available for carryover to future years. For the fourth quarter of 2017 and the first quarter of 2018, we declared dividends of $0.05 per common share payable in December 2017 and March 2018, respectively. Prior to our Recapitalization our quarterly dividend has been $0.45 per share since 2007. For the year ended December 31, 2017, we made dividend distributions of $47.6 million, or $1.40 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement, potential obligations under the Earnout, and other factors as our Board of Directors may deem relevant.
At January 31, 2018, we had cash and cash equivalents of approximately $271.1 million, a term loan balance of $350.0 million and there were no drawings under our revolving loan facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. To fund the repurchases of our common stock we have invested a portion of our cash in readily marketable obligations issued or directly and fully guaranteed by the government or any agency of instrumentality of the U.S. having average maturities of not more than twelve months or other liquid investments each as permitted under the credit agreement.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, tax obligations, interest and principal payments on our loan facilities, common dividend payments, share repurchases related to the tax settlement payments upon the vesting of the RSUs, deferred cash compensation payments, potential obligation under the Earnout and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our cash flow will be sufficient to allow us to make timely principal and interest payments under the credit agreement. If we are unable to fund our debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Cash Flows
2017.  Cash and cash equivalents increased by $169.3 million from December 31, 2016, including an increase of $5.5 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $15.2 million from operating activities, which consisted of $30.6 million from net income after giving effect to the non-cash items and a net increase in working capital of $15.4 million (principally due to payment of annual bonuses and accrued income taxes). We used $2.3 million for investing activities principally to fund $2.6 million for leasehold improvements and other capital expenditures, offset in part by distributions from merchant banking fund investments of $0.2 million. We generated $151.0 million from financing activities through the net borrowing of $339.0 million under the new term loan facility and proceeds of $20.0 million from the issuance of common stock, which were used in part to fund the repayment in full of both the bank term loan facility of $16.9 million and the net amount outstanding on the revolving bank loan facility of $64.1 million, the payment of dividends of $47.6 million, repurchases of our common stock of $65.8 million, and the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units of $13.8 million.
2016.  Cash and cash equivalents increased by $28.4 million from December 31, 2015, including a decrease of $7.8 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $124.2 million from operating activities, which consisted of $104.1 million from net income after giving effect to the non-cash items and a net decrease in working capital of $20.1 million (principally due to an increase in bonuses payable). We used $0.8 million for investing activities principally as a result of $1.7 million for leasehold improvements and other capital expenditures, offset in part by distributions from merchant banking fund investments of $0.9 million. We used $87.3 million in financing activities, including $16.9 million for the repayment of the bank term loan facilities, $61.6 million for the payment of dividends, $20.2 million for open market repurchases of our common stock, $8.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $4.9 million of tax costs related to the delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowing of $24.3 million on our revolving bank loan facility.

2015. Cash and cash equivalents increased by $19.0 million from December 31, 2014, including a decrease of $1.4 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $92.8 million from operating activities, which consisted of $70.3 million from net income after giving effect to the non-cash items and a net decrease in working capital of $22.4 million (primarily due to a decrease in advisory fees receivable and an increase in income taxes payable). We used $33.5 million for investing activities, principally as a result of the cash payment of $45.3 million for the acquisition of Cogent, including transaction costs, and $2.2 million for leasehold improvements and other capital expenditures, offset in part by the recording of the contingent Earnout at an estimated fair value of $13.6 million and by distributions from merchant banking fund investments of $0.8 million. We used $38.8 million in financing activities, including $58.9 million for the payment of dividends, $11.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units and $5.9 million of tax costs related to the delivery of restricted stock units at a vesting price lower than the grant price, offset in part by the net borrowing of $33.8 million of bank term loan facilities ($45.0 million of bank term loans to finance the acquisition of Cogent, net of a repayment of $11.3 million), and net borrowings of $4.2 million on our revolving bank loan facility.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2017:

		Payment Due by Period
Contractual Obligations		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
		(in millions)
Operating lease obligations		$64.1	$16.2	$29.8	$10.0	$8.1
Secured term loan		350.0	21.9	70.0	258.1	—
Total	(a) (b) (c)	$414.1	$38.1	$99.8	$268.1	$8.1
_____________________________________________

(a)
As additional contingent consideration for the purchase of Cogent, we agreed to pay $18.9 million in cash in the future if the Earnout is achieved. The payment will be made if our secondary capital advisory business achieves a revenue target of $80.0 million during the two-year period ending March 31, 2019. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Operating Results — Non-Compensation Expenses".

(b)
Total contractual obligations are recorded at their gross amount and have not been reduced by approximately $1.2 million in minimum sublease rentals due during the period 2018 and 2019 under sublease obligations related to space formerly occupied by Cogent personnel in New York and London.

(c)	Total contractual obligations set forth above do not include the three-year secured revolving loan facility under which we can borrow $20.0 million and was undrawn at December 31, 2017.

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

In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange in the major markets in which we operate between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 27% of our revenues for the year ended December 31, 2017 were denominated) and the dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which included the United Kingdom, Europe, and Australia. During the year ended December 31, 2017, as compared to 2016, the value of the U.S. dollar strengthened relative to the pound sterling, weakened relative to the Australian dollar, and remained relatively constant with the euro. In aggregate, although there was a negative impact on our revenues in 2017 as compared to 2016 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant due to the timing of receipts and the mix of currencies we received, including the negotiation for the payment of certain foreign transaction fees in U.S. dollars. Further, because our operating costs in foreign jurisdictions are denominated in local currency we are effectively internally hedged against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

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
In addition, on August 15, 2017 our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Firm of the NYSE’s corporate governance listing standards. We have filed as an exhibit to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item (except for information required with respect to our executive officers which is set forth under “Executive Officers and Directors” in Part I of this Annual Report on Form 10-K) will be contained in a Form 10-K/A that we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website (www.greenhill.com/investor) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11.  Executive Compensation
The information required by this Item will be contained in a Form 10-K/A that we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in a Form 10-K/A that we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in a Form 10-K/A that we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be contained in a Form 10-K/A that we intend to file with the Securities and Exchange Commission within 120 days after the end of fiscal year ended December 31, 2017 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements
INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of Greenhill & Co., Inc. and Subsidiaries

Management's Report on Internal Control over Financial Reporting

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
As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereof.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 1997.

/s/ Ernst & Young LLP
New York, New York
February 28, 2018

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Greenhill & Co., Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Greenhill & Co., Inc. and Subsidiaries internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Greenhill & Co., Inc. and Subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
February 28, 2018

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2017	2016
Assets
Cash and cash equivalents ($3.9 million and $4.3 million restricted from use at December 31, 2017 and 2016, respectively)	$267,646	$98,313
Advisory fees receivable, net of allowance for doubtful accounts of $0.3 million and $0.0 million at December 31, 2017 and 2016, respectively	64,244	68,140
Other receivables	3,964	2,830
Property and equipment, net of accumulated depreciation of $62.1 and $59.0 million at December 31, 2017 and 2016	8,602	8,764
Goodwill	217,737	208,186
Deferred tax asset, net	42,345	62,108
Other assets	6,279	8,341
Total assets	$610,817	$456,682
Liabilities and Equity
Compensation payable	$26,022	$37,527
Accounts payable and accrued expenses	15,443	9,297
Current income taxes payable	5,311	18,968
Bank revolving loan payable	—	64,070
Bank term loans payable	—	16,875
Secured term loan payable	339,048	—
Contingent obligation due selling unitholders of Cogent	13,763	15,095
Deferred tax liability	2,928	3,667
Total liabilities	402,515	165,499
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 43,750,170 and 41,377,614 shares issued as of December 31, 2017 and 2016, respectively; 27,084,520 and 28,981,189 shares outstanding as of December 31, 2017 and 2016, respectively	438	414
Restricted stock units	80,512	85,907
Additional paid-in capital	800,806	734,728
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2017 and 2016; 32,804 shares outstanding as of December 31, 2017 and 2016	1,958	1,958
Retained earnings	37,595	111,798
Accumulated other comprehensive income (loss)	(22,222)	(32,398)
Treasury stock, at cost, par value $0.01 per share; 16,665,650 and 12,396,425 shares as of December 31, 2017 and 2016, respectively	(690,785)	(611,224)
Stockholders’ equity	208,302	291,183
Total liabilities and equity	$610,817	$456,682

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,
(in thousands except share and per share data)

	2017	2016	2015
Revenues
Advisory revenues	$237,997	$334,787	$260,281
Investment revenues	1,185	732	1,279
Total revenues	239,182	335,519	261,560
Operating Expenses
Employee compensation and benefits	160,201	182,478	147,200
Occupancy and equipment rental	20,713	19,553	21,271
Depreciation and amortization	3,114	3,243	3,433
Information services	9,529	8,920	8,975
Professional fees	8,212	6,851	7,856
Travel related expenses	13,142	11,912	12,580
Other operating expenses	17,371	11,454	14,472
Total operating expenses	232,282	244,411	215,787
Total operating income	6,900	91,108	45,773
Interest expense	7,198	3,227	2,478
Income (loss) before taxes	(298)	87,881	43,295
Provision for taxes	26,353	27,119	17,697
Net income (loss) allocated to common stockholders	$(26,651)	$60,762	$25,598
Average shares outstanding:
Basic	32,074,894	32,042,594	31,197,288
Diluted	32,074,894	32,074,232	31,200,378
Earnings (loss) per share:
Basic	$(0.83)	$1.90	$0.82
Diluted	$(0.83)	$1.89	$0.82
Dividends declared and paid per share	$1.40	$1.80	$1.80

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2017	2016	2015
Consolidated net income (loss)	$(26,651)	$60,762	$25,598
Currency translation adjustment, net of tax	10,176	(3,993)	(10,436)
Comprehensive income (loss) allocated to common stockholders	$(16,475)	$56,769	$15,162

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31,
(in thousands)

	2017	2016	2015
Common stock, par value $0.01 per share
Common stock, beginning of the year	$414	$405	$389
Common stock issued	24	9	16
Common stock, end of the year	438	414	405
Contingent convertible preferred stock, par value $0.01 per share
Contingent convertible preferred stock, beginning of the year	—	—	14,446
Contingent convertible preferred stock canceled or converted	—	—	(14,446)
Contingent convertible preferred stock, end of the year	—	—	—
Restricted stock units
Restricted stock units, beginning of the year	85,907	84,969	90,107
Restricted stock units recognized, net of forfeitures	40,597	45,880	47,071
Restricted stock units delivered	(45,992)	(44,942)	(52,209)
Restricted stock units, end of the year	80,512	85,907	84,969
Additional paid-in capital
Additional paid-in capital, beginning of the year	734,728	697,607	596,463
Common stock issued	65,231	44,789	94,554
Contingent convertible preferred stock canceled	—	—	14,446
Tax benefit (expense) from the delivery of restricted stock units	847	(7,668)	(7,856)
Additional paid-in capital, end of the year	800,806	734,728	697,607
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	1,958	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—	—
Exchangeable shares of subsidiary, end of the year	1,958	1,958	1,958
Retained earnings
Retained earnings, beginning of the year	111,798	109,860	141,290
Dividends	(47,552)	(61,609)	(58,940)
Tax benefit from payment of restricted stock unit dividends	—	2,785	1,912
Net income (loss) allocated to common stockholders	(26,651)	60,762	25,598
Retained earnings, end of the year	37,595	111,798	109,860
Accumulated other comprehensive income
Accumulated other comprehensive income (loss), beginning of the year	(32,398)	(28,405)	(17,969)
Currency translation adjustment, net of tax	10,176	(3,993)	(10,436)
Accumulated other comprehensive income (loss), end of the year	(22,222)	(32,398)	(28,405)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(611,224)	(583,038)	(571,136)
Repurchased	(79,561)	(28,186)	(11,902)
Treasury stock, end of the year	(690,785)	(611,224)	(583,038)
Total stockholders’ equity	$208,302	$291,183	$283,356

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2017	2016	2015
Operating activities:
Consolidated net income (loss)	$(26,651)	$60,762	$25,598
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Non-cash items included in consolidated net income:
Depreciation and amortization	3,114	3,243	3,433
Net investment (gains) losses	258	255	(234)
Restricted stock units recognized	40,597	45,880	47,071
Deferred taxes	14,594	(7,457)	(6,058)
(Gain) loss on fair value of contingent obligation	(1,332)	1,448	503
Changes in operating assets and liabilities:
Advisory fees receivable	3,896	(3,710)	17,341
Other receivables and assets	449	1,509	(1,779)
Deferred tax asset, net	—	7,668	7,882
Compensation payable	(11,505)	15,394	(4,271)
Accounts payable and accrued expenses	5,409	(706)	(5,747)
Current income taxes payable	(13,657)	(52)	9,012
Net cash provided by operating activities	15,172	124,234	92,751
Investing activities:
Distributions from investments, net	221	937	832
Purchases of property and equipment	(2,555)	(1,737)	(2,242)
Contingent obligation due selling unitholders of Cogent	—	—	13,144
Cogent acquisition	—	—	(45,265)
Net cash used in investing activities	(2,334)	(800)	(33,531)
Financing activities:
Proceeds from revolving bank loan	69,355	105,999	80,000
Repayment of revolving bank loan	(133,425)	(81,729)	(75,800)
Proceeds from bank term loans	—	—	45,000
Repayment of bank term loans	(16,875)	(16,875)	(11,250)
Proceeds from secured term loan, net	339,048	—	—
Proceeds from the issuance of common stock	20,000	—	—
Dividends paid	(47,552)	(61,609)	(58,940)
Purchase of treasury stock	(79,561)	(28,186)	(11,902)
Net tax benefit (cost) from the delivery of restricted stock units and payment of dividend equivalents	—	(4,883)	(5,944)
Net cash provided by (used in) financing activities	150,990	(87,283)	(38,836)
Effect of exchange rate changes on cash and cash equivalents	5,505	(7,800)	(1,362)
Net increase in cash and cash equivalents	169,333	28,351	19,022
Cash and cash equivalents, beginning of year	98,313	69,962	50,940
Cash and cash equivalents, end of year	$267,646	$98,313	$69,962
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,567	$2,944	$2,427
Cash paid for taxes, net of refunds	$26,026	$28,979	$14,445

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Organization
Greenhill & Co., Inc. and subsidiaries (the "Company" or "Greenhill") is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We act for clients located throughout the world from our global offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Spain, Sweden, and the United Kingdom.
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

The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Expenses are reported net of such client reimbursements. Client reimbursements totaled $4.7 million, $6.5 million and $5.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Investment Revenues
Investment revenues consist of gains (or losses) on the Company's investments in certain merchant banking funds and interest income. The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash. The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds, commercial paper, Treasury bills and short-term government bonds and are carried at cost, plus accrued interest, which approximates the fair value due to the short term nature of these investments.
Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. See "Note 4 — Cash and Cash Equivalents".
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $1.1 million, $0.4 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Included in the advisory fees receivable balances at December 31, 2017 and 2016 were $29.3 million and $26.1 million of long term receivables related to primary capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues is interest income related to primary capital advisory engagements of $0.7 million, $0.8 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Restricted Stock Units
The Company accounts for its share-based compensation payments by recording the fair value of restricted stock units granted to employees as compensation expense. The restricted stock units are generally amortized over a four to five-year service period following the date of grant. Compensation expense is determined based upon the fair market value of the Company’s common stock at the date of grant. In certain circumstances the Company issues share-based compensation, which is contingent on achievement of certain performance targets. Compensation expense for performance based awards begins at the time it is deemed more probable than not the performance target will be achieved and is amortized into expense over the remaining service period.
As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders' equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments on outstanding restricted stock units eligible for such payment as a dividend payment and a charge to stockholders' equity.
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
Foreign Currency Translation
Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the consolidated statement of changes in stockholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations.
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
Fair Value of Other Financial Instruments

The Company believes that the carrying values of all financial instruments, other than certain cash equivalents, presented in the consolidated statements of financial condition approximate their fair value generally due to their short-term nature and generally negligible credit risk. These fair value measurements would be categorized as Level 2 within the fair value hierarchy. Cash equivalents are categorized as Level 1 within the fair value hierarchy.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 amends the guidance in former ASC Topic 718, Compensation – Stock Compensation. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016 and the Company adopted these amendments effective on January 1, 2017. The impact of ASU No. 2016-09 resulted in a net increase to the provision for income taxes for the year ended December 31, 2017 related to excess tax benefits and tax deficiencies for its restricted stock unit compensation, which under the prior standard was recorded as an adjustment to retained earnings. See "Note 16 — Income Taxes".
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
In May 2014, the FASB issued ASU 2014-9 "Revenue from Contracts with Customers" codifying ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard is effective for public entities for annual reporting periods beginning after December 15, 2017 utilizing either a full retrospective or modified retrospective approach. The Company will adopt this standard effective on January 1, 2018 utilizing the modified retrospective approach.
The Company has evaluated the impact of the adoption of ASU 2014-09 on our consolidated financial statements which requires applying the new standard to prior comparative periods when reporting under the new standard becomes effective. Based on the current guidance provided by the AICPA industry task force on Broker-Dealers, the AICPA's Revenue Recognition Working Group and the AICPA's Financial Reporting Executive Committee (FinREC), certain revenue of the Company, which is currently recognized at the time the services are provided, will now be recognized either at a point in time or over the term of an engagement. The change in Company's revenue recognition policy under the new revenue recognition model will create deferred revenue beginning in 2018 that will be recognized at a point in time as certain performance obligations are met. The Company estimates that as of January 1, 2018, the change will increase the Company's assets and liabilities by approximately $2.6 million and $10.2 million, respectively, and decrease retained earnings by approximately $7.6 million. The Company will also change the current presentation of certain reimbursed costs prospectively from a net to a gross presentation.

Note 3 — Acquisition
On April 1, 2015, the Company acquired 100% ownership of Cogent Partners, LP and its affiliates ("Cogent") (now known as our secondary capital advisory business), a global financial advisor to pension funds, endowments and other institutional investors on the secondary market for alternative assets, (the "Acquisition"). As consideration for the Acquisition the Company exchanged a combination of (i) $44.0 million in cash and 779,454 shares of Greenhill common stock paid at closing and (ii) $18.9 million in cash and 334,048 shares of Greenhill common stock payable in the future if certain agreed revenue targets are achieved (the "Earnout"). The cash component of the consideration paid at closing was funded by two bank term loan facilities, each in an original principal sum of $22.5 million, and together in aggregate $45.0 million. See "Note 10 — Loan Facilities".
The cash payment and the issuance of common shares related to the Earnout will be made if secondary capital advisory revenues of $80.0 million or more are earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary fund placement business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout. If the revenue target is achieved during the second two year period ending on March 31, 2019, the contingent consideration will be paid promptly after that date. If the revenue target is not achieved during either of the two year Earnout periods, a payment will not be made. The fair value of the contingent issuance of common shares was valued on the date of the acquisition at $11.9 million and has been recorded as a component of stockholders' equity in the consolidated statements of financial condition. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. At December 31, 2017, based on changes in the estimated probability of achievement and the present value of the remaining term, the contingent cash consideration was valued at $13.8 million. For the year ended December 31, 2017, the Company recognized a decrease in other operating expenses of $1.3 million, and for the years ended December 31, 2016 and 2015 an increase in other operating expenses of $1.5 million and $0.5 million, respectively. See "Note 8 — Fair Value of Financial Instruments", "Note 11 — Equity" and "Note 12 — Earnings per Share".
The Acquisition has been accounted for using the purchase method of accounting and the results of operations for the acquired secondary capital advisory business have been included in the consolidated statements of operations from the date of acquisition. The Company incurred $1.2 million of transaction costs related to the Acquisition, which have been included as a component of professional fees in the consolidated statement of operations for the year ended December 31, 2015.

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
The fair value of the intangible assets acquired, which consist of Cogent's backlog of client assignments that existed at the time of the closing, customer relationships, and trade name, is based, in part, on a valuation using an income approach, market approach or cost approach and has been included in other assets on the consolidated statements of financial condition. The fair value ascribed to the identifiable intangible assets will be amortized on a straight-line basis over the remaining useful life of each asset over periods ranging between one to three years. The Company recorded amortization expense of $0.3 million for the year ended December 31, 2017, and $0.5 million for each of the years ended December 31, 2016 and 2015 in respect of these assets.
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
Set forth below are the Company's summary unaudited pro forma results of operations for the year ended December 31, 2015. The unaudited pro forma results of operations include the historical results of the Company and give effect to the Acquisition as if it had occurred on January 1, 2015. These pro forma results include the actual results of Cogent from January 1, 2015 through March 31, 2015. For the period April 1, 2015 through December 31, 2015, the results of the acquired secondary capital advisory business were included in the consolidated results of the Company. See "Note 12 — Earnings per Share".
The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the Acquisition occurred on January 1, 2015, as the case may be, or to project the Company's results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company's control.

For the Year Ended December 31,
2015
(in millions, except per share amounts) (unaudited)
(pro forma)
Revenues	$272.0
Income before taxes	45.2
Net income allocated to common stockholders	26.8
Diluted earnings per share	$0.84

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

Note 4 — Cash and Cash Equivalents

The carrying values of the Company's cash and cash equivalents are as follows:

	As of December 31,
	2017	2016
	(in thousands)
Cash	$70,459	$85,047
Cash equivalents	193,315	9,013
Restricted cash - letters of credit	3,872	4,253
Total cash and cash equivalents	$267,646	$98,313

The carrying value of the Company's cash equivalents approximates fair value. See "Note 8 — Fair Value of Financial Instruments".
Letters of credit were secured by cash held on deposit. See "Note 15 — Commitments and Contingencies".
Included as a component of investment revenues is interest income related to cash and cash equivalents of $0.6 million, $0.1 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 5 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Aircraft	$19,260	$19,160
Equipment	20,930	19,788
Furniture and fixtures	7,639	7,201
Leasehold improvements	22,847	21,612
	70,676	67,761
Less accumulated depreciation and amortization	(62,074)	(58,997)
Total property and equipment, net	$8,602	$8,764

Note 6 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2017	2016
	(in thousands)
Balance, January 1	$208,186	$209,024
Foreign currency translation adjustments	9,551	(838)
Balance, December 31	$217,737	$208,186

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of goodwill exceeded the carrying value. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2017, 2016 or 2015.

Note 7 — Other Assets
At December 31, 2017, the Company had an investment in a previously sponsored merchant banking funds, Greenhill Capital Partners II (“GCP II”), and an interest in Barrow Street III, a real estate investment fund. At December 31, 2016, the Company had investments in certain previously sponsored merchant banking funds: Greenhill Capital Partners I and GCP II, and an interest in Barrow Street III. At December 31, 2017 and 2016, the Company had no remaining unfunded commitments.
Other assets consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Prepaid expenses	$2,583	$4,295
Investments in merchant banking funds	1,209	1,689
Rent deposits	1,798	1,517
Other tangible assets	639	540
Intangible assets	50	300
Total other assets	$6,279	$8,341
Investment revenues
The Company’s generates investment revenues from its investments in merchant banking funds and interest income as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net realized and unrealized gains (losses) on investments in merchant banking funds	$(247)	$(210)	$236
Interest income	1,432	942	1,043
Total investment revenues (losses)	$1,185	$732	$1,279

Note 8 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. There were no Level 1 liabilities or Level 2 assets or liabilities measured at fair value during the year ended December 31, 2017. There were no Level 1 or Level 2 assets or liabilities measured in the fair value hierarchy during the year ended December 31, 2016. There were also no Level 3 assets measured at fair value during the years ended December 31, 2017 and 2016.
The following table sets forth the measurement at fair value on a recurring basis of the investments in money market fund and U.S. government securities. The securities are categorized as a Level 1 asset, as their valuation is based on quoted prices for identical assets in active markets. See "Note 4 — Cash and Cash Equivalents".

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Assets
Cash and cash equivalents	$183,369	$—	$—	$183,369
Total	$183,369	$—	$—	$183,369

The following table sets forth the measurement at fair value on a recurring basis of the contingent cash consideration due the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the Acquisition and is categorized as a Level 3 liability. See "Note 3 — Acquisition".

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,763	$13,763
Total	$—	$—	$13,763	$13,763

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$15,095	$15,095
Total	$—	$—	$15,095	$15,095

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2017 are as follows:

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of December 31, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at December 31, 2017
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$15,095	$1,332	$—	$—	$—	$—	$—	$13,763	$1,332
Total	$15,095	$1,332	$—	$—	$—	$—	$—	$13,763	$1,332

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2016 are as follows:

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of December 31, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at December 31, 2016
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	$(1,448)	$—	$—	$—	$—	$—	$15,095	$(1,448)
Total	$13,647	$(1,448)	$—	$—	$—	$—	$—	$15,095	$(1,448)

Realized and unrealized gains (losses) are reported as a component of other operating expenses in the consolidated statements of operations.

The following tables presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of December 31, 2017:

	Fair Value as of December 31, 2017	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,763	Present value of expected payments	Discount rate		13%
			Forecast revenue	(a)

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

_____________________________________________
(a) The Company's estimate of contingent consideration as of December 31, 2017 and December 31, 2016 was principally based on the acquired business' (i) actual revenue generation from April 1, 2015 through March 31, 2017 and (ii) actual and projected revenue generation from April 1, 2017 through March 31, 2019.

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

Note 9 — Related Parties
At December 31, 2017 and 2016, the Company had no amounts payable to related parties.
In November 2017, the Company's Chairman, through an entity controlled by him, and the Company's Chief Executive Officer, in his personal capacity and through an entity controlled by him, each purchased of $10.0 million of the Company's common stock, for an aggregate total of $20.0 million, and a total of 1,159,420 common shares were issued. See "Note 11 — Equities".
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.08 million, $0.07 million and $0.07 million, respectively, for the years ended December 31, 2017, 2016 and 2015, which are included as a reduction of occupancy and equipment rental on the consolidated statements of operations. During 2017, 2016 and 2015, the Company paid $0.01 million, $0.01 million and $0.04 million, respectively, for the use of an aircraft owned by the Chairman of the Company.

Note 10 — Loan Facilities
On October 12, 2017, as part of a recapitalization plan, the Company entered into a new credit agreement with a syndicate of lenders, who lent in face amount $350.0 million under a five-year secured term loan facility ("Term Loan Facility) and provided a three-year secured revolving credit facility ("Revolving Loan Facility") for $20.0 million, which was undrawn at closing. In conjunction with the borrowings under the credit facilities the Company incurred expenses of $11.5 million, consisting of original issue discount of $1.75 million and deferred financing costs of $9.8 million, which have been recorded as a reduction in the carrying value of the secured term loan in the consolidated statements of financial position. The closing costs of the credit facilities are being amortized into interest expense over the lives of the obligations. For the year ended December 31, 2017 the Company incurred incremental interest expense of $0.6 million related to the amortization of these costs. See "Note 11 — Equity".

	As of December 31,
	2017	2016
	(in thousands)
Secured term loan	$339,048	$—
Bank revolving loan	—	64,070
Bank term loan	—	16,875
Unamortized discount	1,663	—
Unamortized debt issuance costs	9,289	—
Total debt facilities	350,000	80,945
Current maturities of debt	(21,875)	(75,320)
Total long-term debt	$328,125	$5,625
Borrowings under the new credit facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Borrowings under the Term Loan Facility had a weighted average interest rate for the period outstanding in 2017 of approximately 5.1% (with borrowing rate ranging from 5.0% to 5.3% during the period that the Term Facility was outstanding).
The Term Loan Facility requires quarterly principal amortization payments commencing on March 31, 2018 of $4.375 million through September 30, 2018 and $8.75 million (or $35.0 million annually) beginning December 31, 2018 through September 30, 2022 with the remaining balance of the term loan due at maturity on October 12, 2022. In addition, beginning for the year ended December 31, 2018, the Company is required to make annual repayments of principal within ninety days of year end on the term loan of 50% of its annual excess cash flow as defined in the credit agreement. The Company is also required to repay certain amounts of the term loan in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. At December 31, 2017, $350.0 million was outstanding on the Term Loan Facility and no amounts were outstanding under the Revolving Loan Facility.

All mandatory repayments of the Term Loan Facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the term loan facility will be permitted. In the event that all or any portion of the term loan facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such repayment, prepayment, refinancing, or repricing will be at 101.0% of the principal amount so repaid, prepaid, refinanced or repriced.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company's existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company's ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company's borrowings under the revolving loan facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At December 31, 2017, the Company was compliant with all loan covenants.
In conjunction with the borrowing of the Term Loan Facility in October 2017, the Company used a portion of the proceeds to repay in full outstanding borrowings of $83.8 million under the previously existing revolving bank loan facility plus accrued interest. Interest on the previous revolving bank loan facility was based on the higher of 3.50% or the U.S. Prime Rate (4.25% at the time of repayment) and was payable monthly. The weighted average daily borrowings outstanding under the previous revolving bank loan facility for the portion of the year the obligation was outstanding were approximately $65.3 million and $54.1 million for the years ended December 31, 2017 and 2016, respectively. The weighted average interest rate was 4.1% for the period outstanding in 2017, and 3.5% and 3.3% for the years ended December 31, 2016 and 2015, respectively.
In connection with the acquisition of Cogent in April 2015, the Company borrowed $45.0 million, which was comprised of two bank term loan facilities, each in an original principal amount of $22.5 million. One bank term loan facility, which bore interest at the U.S. Prime Rate plus 0.75%, was repaid in two equal installments, one in June 2015 and the other in April 2016. The second bank term loan facility, which bore interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate was to be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding was $7.5 million or less, had a maturity date of April 30, 2018 and was payable in four equal semi-annual installments beginning on October 31, 2016. In 2016, a principal payment of $5.625 million was made on the second term loan facility. In 2017, prior to the drawdown of the new credit facility, the Company repaid the outstanding balance of the term loan of $16.9 million in full satisfaction of the remaining tranche of the term loan facility used to fund the acquisition of Cogent. There were no prepayment penalties for the early repayment of the bank term loan facilities. The weighted average interest rate of the bank term loan facilities for the portion of the year the obligation was outstanding was 5.2% and 4.7% for the year ended December 31, 2017 and 2016, respectively.

Note 11 — Equity
In September 2017, the Company announced plans for a leveraged recapitalization, which included the authorization to repurchase up to $285 million of the Company's common stock. In connection with the recapitalization, in October 2017 the Company borrowed $350 million of secured term loans and repaid $83.8 million outstanding under the existing bank loan facilities. See “Note 10 — Loan Facilities”.
In October 2017, the Company repurchased 3,434,137 shares of its common stock under the share repurchase plan through a tender offer at $17.25 per share for a total cash cost of approximately $59.2 million. In addition, the Company incurred fees and expenses relating to the tender offer of $0.7 million. In addition, during November and December 2017, the Company repurchased an additional 343,411 common shares through other open market transactions. Since commencement of its share repurchase plan, the Company repurchased in aggregate 3,777,548 shares of its common stock at an average price of $17.41 for a total cost of $65.8 million. At December 31, 2017, the Company had remaining authorization under its share repurchase plan of $219.2 million. See "Note 19 — Subsequent Events".
In November 2017, the Company's Chairman, through an entity controlled by him, and the Company's Chief Executive Officer, in his personal capacity and through an entity controlled by him, each purchased of $10.0 million of the Company's common stock, for an aggregate total of $20.0 million, and a total of 1,159,420 common shares were issued. See "Note 9 — Related Parties".
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
During 2017, 1,197,260 restricted stock units vested and were issued as common stock of which the Company is deemed to have repurchased 491,677 shares at an average price of $28.04 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
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
On December 20, 2017, a dividend of $0.05 per share was paid to stockholders of record on December 6, 2017. For the year ended December 31, 2017, dividends declared per common share were $1.40. For each of the years ended December 31, 2016 and 2015, dividends declared per common share were $1.80 and are paid on outstanding common shares. In addition, dividend equivalent amounts are paid on outstanding restricted stock units and amounted to $6.3 million, $8.5 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in dividends paid on the consolidated statements of cash flows. In the event a restricted stock unit holder’s employment is terminated, a portion of the dividend equivalent amount is required to be paid back (a "clawback") to the Company and is netted against the dividend equivalent amounts. See “Note 14 — Deferred Compensation - Restricted Stock Units”.

Note 12 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2017		2016	2015
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income (loss) allocated to common stockholders	$(26,651)		$60,762	$25,598
Denominator for basic EPS — weighted average number of shares	32,075		32,043	31,197
Add — dilutive effect of:
Weighted average number of incremental shares issuable from restricted stock units	—	(1)	31	3
Denominator for diluted EPS — weighted average number of shares and dilutive potential shares	32,075		32,074	31,200
Earnings (loss) per share:
Basic	$(0.83)		$1.90	$0.82
Diluted	$(0.83)		$1.89	$0.82
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
________________________

(1)	Excludes 223,438 shares for the year ended December 31, 2017, which were considered antidilutive and thus were not included in the above calculation.

Note 13 — Retirement Plan
In the U.S., the Company sponsor qualified defined contribution plans (the “Retirement Plans”) covering all eligible employees of G&Co and GC LP The Retirement Plans provide for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code, and employer discretionary profit sharing contributions, subject to statutory limits. The Company incurred costs of $0.6 million, $0.6 million and $0.3 million for contributions to the Retirement Plans for the years ended

December 31, 2017, 2016 and 2015, respectively. There was $0.2 million and $0.5 million related to contributions due to the Retirement Plans included in compensation payable at December 31, 2017 and 2016, respectively.
GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. For the years ended December 31, 2017, 2016 and 2015, GCI incurred costs for the funding of pension contributions of approximately $0.3 million, $0.4 million and $0.5 million, respectively. At December 31, 2017 and 2016, there were no amounts related to contributions due to the defined contribution pension fund included in compensation payable.
Greenhill Australia is required by Australian law to contribute compulsory superannuation on employees' gross earnings, generally at a rate of 9%, subject to an annual limit per employee. Superannuation is a defined contribution plan in which retirement benefits are determined by the contribution accumulated over the working life plus investment earnings within the fund less expenses. Greenhill Australia incurred costs for the funding of pension contributions of approximately $0.4 million for each of the years ended December 31, 2017 and 2016, respectively, and $0.5 million for the year ended December 31, 2015. At December 31, 2017 and 2016, there were no amounts related to superannuation contributions due to the defined contribution plan included in compensation payable.

Note 14 — Deferred Compensation
Restricted Stock Units
The Company has adopted an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan, restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan generally vest ratably over a period of up to four to five years beginning on the first anniversary of the grant date or in full on the fourth or fifth anniversary of the grant date. To the extent the restricted stock units are outstanding at the time a dividend is paid on the common stock, a dividend equivalent amount is paid to the holders of the restricted stock units. In the event that the holder’s employment is terminated under circumstances in which units awarded under the plan are forfeited any dividend equivalent payments related to such forfeiture, which are unvested for accounting purposes, are required to be repaid to the Company.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2017			2016
	Units		Grant Date Weighted Average Fair Value	Units		Grant Date Weighted Average Fair Value
Outstanding, January 1,	4,844,956		$33.38	3,723,129		$45.88
Granted	2,227,659	(1)	20.87	2,407,173	(2)	21.61
Delivered	(1,219,193)	(1)	37.38	(871,226)	(2)	52.27
Forfeited	(456,694)		24.76	(414,120)		37.66
Outstanding, December 31,	5,396,728		$28.02	4,844,956		$33.38

_____________________________________________

(1)
Excludes 1,811,132 stock units granted and 931,180 stock units delivered to employees in connection with the annual awards granted and vested subsequent to December 31, 2017 as part of the long-term incentive awards program.

(2)
Excludes 973,946 stock units granted and 1,023,132 stock units delivered to employees in connection with the annual awards granted and vested subsequent to December 31, 2016 as part of the long-term incentive awards program.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $40.2 million, $45.8 million and $46.5 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $20.87, $21.61 and $36.45, respectively. As of December 31, 2017, unrecognized restricted stock units compensation expense was approximately $60.1 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.8 years.
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
Deferred Cash Compensation
As part of its long-term incentive award program, the Company grants deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest over a three to five year service period or in full on the third or fifth anniversary of the grant date, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Deferred cash compensation of $14.9 million and $7.0 million as of December 31, 2017 and 2016, respectively is included in compensation payable in the consolidated statements of financial condition. As of December 31, 2017, total unrecognized deferred cash compensation (prior to the consideration of forfeitures) was approximately $14.9 million and is expected to be recognized over a weighted-average period of 0.8 years.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized compensation expense from the amortization of deferred compensation, net of forfeitures, of $13.1 million, $4.8 million and $2.6 million, respectively.

Note 15 — Commitments and Contingencies
The Company has entered into certain leases for office space under non-cancellable operating lease agreements that expire on various dates through 2027.
As of December 31, 2017, the approximate aggregate minimum future rental payments required were as follows (in thousands):

2018	$16,144
2019	16,071
2020	13,727
2021	6,151
2022	3,867
Thereafter	8,106
Total (1)	$64,066

_____________________________________________

(1)
Minimum future rental payments are recorded at their gross amounts and have not been reduced by sublease rentals of $0.7 million for 2018 and $0.5 million for 2019 for approximately 7,000 of aggregate square footage for former Cogent office space in New York and London. The subleases extend through the terms of the existing leases, which both terminate in 2019.

The Company has also entered into various operating leases for office equipment.
Rent expense for leased office space, net of sublease reimbursements, for the years ended December 31, 2017, 2016 and 2015 was approximately $15.0 million, $14.3 million and $16.0 million, respectively.
Diversified financial institutions issued five letters of credit on behalf of the Company to secure office space leases, which totaled $3.9 million and $4.3 million at December 31, 2017 and 2016, respectively. These letters of credit were secured by cash held on deposit. At December 31, 2017 and 2016, no amounts had been drawn under any of the letters of credit. See "Note 4 — Cash and Cash Equivalents".
In addition, the Company has a contingent cash obligation of $18.9 million due the selling unit holders of Cogent if the Earnout is achieved. See "Note 3 — Acquisition" and "Note 8 — Fair Value of Financial Instruments".

The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 16 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes.
The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Current taxes:
U.S. federal	$8,792	$19,392	$15,995
State and local	1,181	1,939	3,624
Foreign	1,786	13,245	4,136
Total current tax expense	11,759	34,576	23,755
Deferred taxes:
U.S. federal	14,626	(4,530)	(2,252)
State and local	795	(321)	(759)
Foreign	(827)	(2,606)	(3,047)
Total deferred tax (benefit) expense	14,594	(7,457)	(6,058)
Total tax expense	$26,353	$27,119	$17,697

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred taxes are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Recent changes in tax laws and enacted accounting pronouncements significantly affected the Company’s income tax provision in the current year.
Effective in 2017, the Company was subject to a new accounting pronouncement which required it to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant price value of restricted stock units and the market value of such awards at the time of vesting. In addition, this new pronouncement required the Company to record an income tax benefit for the tax effect of dividend payments on restricted stock units. In prior periods, the tax effect of these differences was recorded as a charge or benefit to stockholders equity. For the year ended December 31, 2017, the Company incurred a net charge of $1.5 million related to this new accounting requirement.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted making significant changes to U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate from 35% to 21% beginning in 2018, imposing a one-time repatriation tax in the current year for the deemed repatriation of earnings of foreign subsidiaries previously tax deferred before the effective date of the legislation, and implementing a territorial-type tax system with a minimum tax for certain foreign earnings starting in 2018. Although the reduction in the corporate income tax rate is not effective until after the year ended December 31, 2017, the legislation required the Company to revalue its deferred tax assets and liabilities and charge to deferred tax expense the future impact of the lower corporate tax rate as of the effective date of the legislation. In accordance with ASC 740, this revaluation adjustment includes the tax effect related to the change in corporate tax rates for foreign currency translation adjustments that had previously been accounted for as a tax adjustment in other comprehensive income in the consolidated statements of changes in stockholders' equity. The effect of the revaluation of the Company’s deferred tax assets and liabilities resulted in a net charge of $15.4 million for the year ended December 31, 2017. Despite having significant tax deferred foreign earnings at the effective date of the legislation, the one-time repatriation tax charge for previously deferred earnings of foreign subsidiaries did not result in a charge in the tax provision for the year ended December 31, 2017, because the calculation of the deemed repatriation allows the offset of cumulative foreign earning by jurisdiction against cumulative foreign losses of other jurisdictions. The implementation of a territorial-type tax system does not affect the tax provision for the year ended December 31, 2017 and is not expected to have a material impact in future years. As such, in order to better align its structure and operations with these new tax laws, the Company no longer intends to indefinitely reinvest its non-U.S. subsidiary earnings outside of the United States.

Significant components of the Company's net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Compensation and benefits	$23,080	$32,021
Depreciation and amortization	1,521	2,483
Cumulative translation adjustment	8,878	20,361
Operating loss carryforwards	10,133	4,944
Capital loss carryforwards	2,106	1,938
Unrealized loss on investments	61	—
Other financial accruals	2,047	2,299
Valuation allowances	(5,481)	(1,938)
Total deferred tax assets	42,345	62,108
Deferred tax liabilities:
Unrealized gain on investments	—	659
Other financial accruals	2,928	3,008
Total deferred tax liabilities	2,928	3,667
Net deferred tax asset	$39,417	$58,441

Based on the Company's historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to future taxable income.
The Company’s deferred taxes for operating loss carryforwards relate to losses incurred in foreign jurisdictions. In 2017, although operating loss carryforwards increased in most foreign jurisdictions, these jurisdictions had been profitable in prior years and the Company believes it is more likely than not they will be profitable in future years. However, management has carefully considered the need for a valuation allowance by evaluating each foreign jurisdiction separately and considering items such as historical and estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the full benefit of these operating loss carryforwards and other deferred tax assets in the majority of its foreign jurisdictions. However, due to accounting requirements and other factors the Company has established valuation allowances for operating loss carryforwards and other deferred tax assets of $3.4 million. At December 31, 2017, the Company had foreign operating loss carryforwards, which in aggregate totaled $37.4 million, including the reserved amounts and the additional amounts related to the new accounting pronouncement. These operating loss carryforwards may be carried forward for eight years and longer notwithstanding $0.6 million which can be carried forward for 4 years to 6 years.
In addition to the valuation allowances against certain foreign operating loss carryforwards, the Company has previously recorded a valuation allowance against a deferred tax asset related to a capital loss carryforward in the United Kingdom. This capital loss was realized from the sale of an investment in the United Kingdom and can be carried forward indefinitely but can only be utilized against capital gain in the same jurisdiction. Since the Company has nominal remaining investments in the United Kingdom and considers it more likely than not that the Company will not generate a capital gain in the United Kingdom, the Company had previously established a full valuation allowance against this related deferred tax asset. As of December 31, 2017, the amount of the deferred tax asset and corresponding valuation allowance for the capital loss carryforward in the United Kingdom was $2.1 million. This amount is greater than the prior year due to movement in the foreign currency exchange rate.
Notwithstanding the tax effect of the change in corporate tax rates enacted by the TCJA, which has been included in deferred tax expense, any gain or loss resulting from the translation of deferred taxes for foreign affiliates has been included in the foreign currency translation adjustment as a component of other comprehensive income, net of tax, in the consolidated statements of changes in stockholders' equity. Income taxes receivable of $2.0 million and $1.4 million as of December 31, 2017 and 2016, respectively, were included in other receivables in the consolidated statements of financial condition.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer's facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2017, the Company does not expect any material changes in its tax provision related to any current or future audits.
The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed an analysis of its tax positions as of December 31, 2017, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties have been reported as interest expense and other operating expenses in the consolidated statements of operations.
A reconciliation of the statutory U.S. federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax benefit	(499.9)	1.3	4.7
Benefits and taxes related to foreign operations	(2,796.3)	(6.2)	0.7
Accounting pronouncement for equity compensation including foreign	(486.2)	—	—
Rate change to deferred items related to Tax Cuts and Jobs Act	(5,193.7)	—	—
Other	89.2	0.8	0.5
Effective income tax rate	(8,851.9)%	30.9%	40.9%

For the year ended December 31, 2017, the rate reconciliation to 35.0% is not meaningful principally as result of the application of various material adjustments related to the TCJA on nominal pre-tax loss for the period.

Note 17 — Regulatory
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2017 and 2016, G&Co’s net capital was $5.0 million and $7.3 million, respectively, which exceeded its requirement by $4.0 million and $5.9 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 3.03 to 1 and 2.80 to 1 at December 31, 2017 and 2016, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GC LP is also subject to the Rule. GCI, GCE and the European affiliate of GC LP are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2017 and 2016, GCI, GCE, GC LP, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

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
The Company principally earns its revenues from advisory fees upon the successful completion of the client’s transaction or restructuring, or fund closing. Advisory revenues represented substantially all of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017 and 2016, there were no advisory clients that accounted for more than 10% of total revenues.
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
The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Total revenues
North America	$169,502	$206,673	$172,582
Europe	47,441	110,229	63,875
Rest of World	22,239	18,617	25,103
Total	$239,182	$335,519	$261,560
Income (loss) before taxes
North America	$15,315	$48,927	$40,895
Europe	(10,547)	52,650	9,577
Rest of World	(5,066)	(13,696)	(7,177)
Total	$(298)	$87,881	$43,295
Total assets
North America	$426,799	$266,975	$261,077
Europe	48,195	64,467	38,409
Rest of World	135,823	125,240	123,658
Total	$610,817	$456,682	$423,144

The Company's revenues are based on the country where the services were derived. For the years ended December 31, 2017, 2016 and 2015, the Company generated 70%, 59%, and 66%, respectively, of its total revenues from the United States and 15%, 27% and 20% respectively, of its total revenues from the United Kingdom. No other country had revenues which individually represented more than 10% of the Company's total revenues during the years ended December 31, 2017, 2016 and 2015, respectfully.
Included in the Company's total assets it had long-lived assets, excluding deferred tax assets and intangible assets, located in the United States of $36.6 million and $34.8 million at December 31, 2017 and 2016, respectively. No other country had long- lived assets, which individually represented more than 10% of the Company's total long-lived assets at December 31, 2017 and 2016.

Note 19 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On February 6, 2018, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on March 21, 2018 to the common stockholders of record on March 7, 2018.
On February 13, 2018, the Company launched a modified Dutch auction tender offer to repurchase up to $110.0 million in value of its common stock at a price not greater than $20.50 per share nor less than $18.50 per share.  The Company will determine from the prices specified by the tendering stockholders the lowest single price specified that will allow it to purchase the shares at an aggregate purchase price of up to $110.0 million. The tender offer is scheduled to expire on March 14, 2018, subject to extension. As of February 12, 2018, the Company had remaining share repurchase authorization of $212.7 million, which will be reduced to $102.7 million if the tender offer is fully subscribed. Following completion of the tender offer and the 10 business day period provided by the tender offer rules, the remainder of the $285.0 million share repurchase program may be implemented through open market purchases or other means. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors.

Supplemental Financial Information Quarterly Results (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2017 and 2016. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(in millions, except per share data)
Total revenues	$56.9	$67.3	$48.1	$66.9
Total operating expenses	54.0	56.9	57.5	63.9
Total operating income (loss)	2.9	10.4	(9.4)	3.0
Interest expense	0.8	0.8	0.9	4.7
Income (loss) before taxes	2.1	9.6	(10.3)	(1.7)
Provision (benefit) for taxes	2.9	3.3	(4.4)	24.5
Net income (loss) allocated to common stockholders	$(0.8)	$6.3	$(5.9)	$(26.2)
Earnings (loss) per share:
Basic	$(0.02)	$0.20	$(0.18)	$(0.85)
Diluted	$(0.02)	$0.20	$(0.18)	$(0.85)
Dividends declared per share	$0.45	$0.45	$0.45	$0.05

	For the Three Months Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(in millions, except per share data)
Total revenues	$66.9	$90.5	$76.6	$101.6
Total operating expenses	59.7	59.8	56.5	68.4
Total operating income	7.2	30.7	20.1	33.2
Interest expense	0.7	0.8	0.9	0.8
Income before taxes	6.5	29.9	19.2	32.4
Provision for taxes	2.1	10.2	6.1	8.7
Net income allocated to common stockholders	$4.4	$19.7	$13.1	$23.7
Earnings per share:
Basic	$0.14	$0.62	$0.41	$0.74
Diluted	$0.14	$0.62	$0.41	$0.74
Dividends declared per share	$0.45	$0.45	$0.45	$0.45

(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1
Unit Purchase Agreement dated as of February 9, 2015 by and among Cogent Partners, LP, CP Cogent Securities LP, Cogent Partners Europe LLP, Greenhill & Co., Inc., and the Sellers and Seller Representative Named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on April 7, 2015).

2.2
Amendment No. 1 to Unit Purchase Agreement dated as of March 31, 2015 by and among Cogent Partners, LP, CP Cogent Securities LP, Cogent Partners Europe LLP, Greenhill & Co., Inc. and the Seller Representative as defined in the Unit Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on April 7, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S 1/A (No. 333-113526) filed on May 5, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2
Sublease Agreement dated January 1, 2004 between Greenhill Aviation Co., LLC and Riversville Aircraft Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).

10.3	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 13, 2015).
10.4
Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.5
Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.6	Lease between 300 Park Avenue, Inc. and Greenhill & Co., Inc. dated June 17, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 22, 2009).
10.7
Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 among Robert F. Greenhill, Greenhill Family Partnership and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.8
Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 between Scott L. Bok and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.9
Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 between Harold J. Rodriguez, Jr. and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.10
Form of Greenhill & Co. Equity Incentive Plan Performance-Based Restricted Stock Unit Award Notification –Three Year Performance Period (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.11
Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Unit Award Notification – Three Year Cliff Vesting (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.12
Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Unit Award Notification (MDs) – Four Year 20%, 20%, 30% and 30% Vesting (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.13
Subscription Agreement, dated as of September 25, 2017, by and between Scott L. Bok, in an individual capacity, and Bok Family Partners, L.P., as purchasers, and Greenhill & Co., Inc., as issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

10.14
Subscription Agreement, dated as of September 25, 2017, by and between Socatean Partners, as purchaser, and Greenhill & Co., Inc., as issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

10.15
Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

E-1

10.16
Credit Agreement, dated October 12, 2017, by and among Greenhill & Co., Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017).

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
Dated: February 28, 2018

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. GREENHILL
Robert F. Greenhill	Chairman and Director	February 28, 2018

/s/ SCOTT L. BOK
Scott L. Bok	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2018

/s/ STEVEN F. GOLDSTONE
Steven F. Goldstone	Director	February 28, 2018

/s/ STEPHEN L. KEY
Stephen L. Key	Director	February 28, 2018

/s/ John D. Liu
John D. Liu	Director	February 28, 2018

/s/ KAREN P. ROBARDS
Karen P. Robards	Director	February 28, 2018

II-2