Form 10-K/A
period 2017-12-31
GREENHILL & CO INC
filed 2018-04-30
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was approximately $526 million. The registrant has no non-voting stock. As of April 15, 2018, there were 25,466,560 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“fiscal 2017”) of Greenhill & Co., Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (the“Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.

In addition, Item 15 of Part IV has been amended to include new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

Unless the context requires otherwise, when we use the terms “Greenhill”, “we”, “us”, “our”, “the Company”, and “the Firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding our Board of Directors and executive officers is included in Part I of the Original Form 10-K under the caption “Executive Officers and Directors.” Additional information regarding members of the Board of Directors and Greenhill’s Corporate Governance is set forth below.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE
The Board of Directors conducts its business through meetings of the Board of Directors and the following standing committees: Audit, Compensation, and Nominating and Governance. Each of the standing committees has adopted and operates under a written charter. Our Corporate Governance Guidelines also provide for a Lead Independent Director. All of our corporate governance documents, including our written committee charters, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and our Related Person Transaction Policy, are available on our website at www.greenhill.com. The written charters, the Guidelines, the Code and the Related Person Transaction Policy are also available in print to any stockholder who requests them.

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
Stephen L. Key (Chair)
John D. Liu
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
The Audit Committee’s purpose is to oversee the independent auditor’s qualifications, independence and performance, the integrity of our financial statements, the performance of our internal audit function and independent auditors and compliance with legal and regulatory requirements. The Audit Committee has sole authority to retain and terminate the independent auditors and is directly responsible for the compensation and oversight of the work of the independent auditors. The Audit Committee reviews and discusses with management and the independent auditors the annual audited and quarterly financial statements, reviews the integrity of the financial reporting processes, both internal and external, and prepares the Audit Committee Report included in this Amendment and in the proxy statement in accordance with the rules and regulations of the Securities and Exchange Commission. The Audit Committee met five times during 2017. In addition, the SEC Subcommittee of the Audit Committee, which is responsible for reviewing periodic reports of Greenhill filed with the SEC, met three times during 2017. Mr. Key is the sole member of the SEC Subcommittee, although other Audit Committee members participate in SEC Subcommittee meetings from time to time.
Compensation Committee
Members:
Steven F. Goldstone (Chair)
Stephen L. Key
John D. Liu
The Compensation Committee, comprised entirely of independent, non-employee directors, is responsible for establishing and administering our policies involving the compensation of our executive officers. The Board of Directors has determined that all members of the Compensation Committee are “independent” as that term is defined in applicable New York Stock Exchange listing standards. The Compensation Committee oversees our compensation and benefits policies generally, evaluates senior executive performance, oversees and sets compensation for our senior executives and reviews management’s succession plan. The

Compensation Committee evaluates our compensation philosophy, goals and objectives generally, and it approves corporate goals related to the compensation of our senior executives (including the Chief Executive Officer), and approves compensation and compensatory arrangements applicable to our other executive officers based on our compensation goals and objectives. See “Executive Compensation—Compensation Discussion and Analysis” for more information on the Compensation Committee’s role in determining compensation. In addition, the Compensation Committee is responsible for reviewing and recommending the establishment of broad-based incentive compensation, equity-based, retirement or other material employee benefit plans, and for discharging any duties under the terms of our equity incentive plan. The Compensation Committee met three times during 2017.
Compensation Committee Interlocks and Insider Participation
No employee of Greenhill serves on the Compensation Committee. The Compensation Committee members have no interlocking relationships as defined by the Securities and Exchange Commission.
Nominating and Governance Committee
Members:
Karen P. Robards (Chair)
Steven F. Goldstone
Stephen L. Key
John D. Liu
The Nominating and Governance Committee identifies and recommends individuals qualified to become members of the Board of Directors and recommends to the Board sound corporate governance principles and practices for Greenhill. In particular, the Committee assesses the independence of all Board members, identifies and evaluates candidates for nomination as directors, recommends the slate of director nominees for election at the annual meeting of stockholders and to fill vacancies between annual meetings, recommends qualified members of the Board for membership on committees, oversees the director orientation and continuing education programs, reviews the Board’s committee structure, reviews and assesses the adequacy of our Corporate Governance Guidelines, evaluates the annual evaluation process for the Board and Board committees and is charged with overseeing our Related Person Transaction Policy. The Board of Directors has determined that all members of the Nominating and Governance Committee are “independent” as that term is defined in applicable New York Stock Exchange listing standards. The Nominating and Governance Committee met three times during 2017.

Meeting Attendance
Our Corporate Governance Guidelines provide that our directors are expected to attend meetings of the Board and of the committees on which they serve. We do not have a policy requiring directors to attend our annual meeting of stockholders. The Board met eight times during 2017. All of our directors attended the annual meeting of stockholders in 2017, and all of our directors attended at least 75% of the Board and committee meetings on which the directors served.

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
The Board of Directors has delegated risk management and oversight to the Audit Committee. The Audit Committee receives regular reports on risk matters, including financial, legal and regulatory risks, at its quarterly meetings. The Audit Committee also receives an annual report on legal, regulatory and compliance matters from the Greenhill Global Compliance Committee. The Audit Committee oversees the Company’s periodic risk assessments and risk-based internal audits. In addition, the Audit Committee meets regularly with the Chief Compliance Officer, Chief Financial Officer and General Counsel of Greenhill as well as its external and internal auditors, to discuss issues related to risk management. The Audit Committee, in turn, reports any material risk issues which may arise to the full Board of Directors. The Board of Directors' administration of risk oversight has no impact on its leadership structure.

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

Item 11.  Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis, or CD&A, describes our compensation objectives and programs for our “named executive officers” or “NEOs.” The CD&A also describes the specific decisions, and the process supporting those decisions, which were made with respect to 2017 for the NEOs.
For 2017, our NEOs were:

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
Greenhill is a unique global investment banking firm, not only in relation to the large integrated, or "bulge bracket", institutions which engage in commercial lending, underwriting, research, sales and trading and other businesses, but also in relation to other so called "independent" investment banks, many of which engage in investment management, research and capital markets businesses, all of which can create conflicts with clients' interests. Our business strategy is to (i) operate as a pure advisory firm, which minimizes conflicts and emphasizes our focus on client service, (ii) operate globally, with a presence in all major markets, (iii) emphasize larger transactions, which enhances fee opportunities, and (iv) continue to expand our business organically and through recruiting and strategic acquisitions.
Greenhill’s Compensation Program and Strategy. Our compensation program is designed to attract, retain and motivate our professionals, reward the achievement of business results through the delivery of competitive pay and align the aggregate compensation of our employees through incentive programs with both individual and company performance. As part of our compensation program we have developed Key Compensation Practices, as detailed below, to promote alignment with the interests of our stockholders. On an annual basis we determine the incentive amounts awarded to our employees based on their individual performance and the performance of the Company. For purposes of determining the annual incentive compensation of our CEO and other Named Executive Officers, our Compensation Committee evaluates the Company’s annual financial results and stockholder return, which it weighs most important, but also considers other factors, including their management responsibilities, leadership role, and where applicable, the development of client relationships and execution of client engagements.
Executive Pay Program Updates and 2017 Say on Pay Vote. At our 2017 Annual Stockholders Meeting, approximately 71% of votes cast supported Greenhill’s executive compensation program. This included the support of 7 of our 10 largest stockholders (excluding management). Stockholder support for our executive compensation program has increased in each of the last two years. During the past two years, the Chair of our Compensation Committee and members of management have initiated discussions, which were specific to executive compensation, with institutional stockholders and their corporate governance groups. The objective of the outreach was to understand factors our stockholders consider to be most important when evaluating our executive compensation program.  Major stockholders were not prescriptive about incentive plan design.  Instead, they were more interested to see that the results and outcomes delivered by the plans were appropriately aligned with Firm-wide and individual performance.
2017 CEO Incentive Compensation. 2017 was a difficult year for the Company as reflected in our financial results. Our Compensation Committee believes in pay for performance notwithstanding other contributions to the business that our CEO may have provided. As more fully described below, after considering 2017 financial performance, our CEO requested, and the Compensation Committee determined, that our CEO would not be awarded any incentive compensation - cash or equity - for 2017.
2017 Performance and Other Matters. Our 2017 financial results reflected an unusually difficult year for us, particularly in comparison to a strong performance in 2016 and relative to our long history of generating strong revenue and high profit margins. The primary driver in that was a much weaker than typical contribution from our historically strong European corporate advisory franchise, which more than offset the benefit of a record performance by our capital advisory group.

•	Total annual revenues of $239.2 million in 2017, reflecting a 29% decrease from 2016 due to the generation of fewer larger merger and acquisition fees.

•	Capital advisory revenues of $70.9 million in 2017, reflecting a 38% increase from 2017 primarily due to increased secondary placement revenues.

•	Operating margin decline and compensation ratio increase were largely driven by lower generated revenues and by other non-recurring charges.

•	Compensation ratio was higher than our historic range because we sought to compensate our employees competitively in a year when our revenues were lower than our historic norm.

•	Entered into a recapitalization plan designed to enhance long-term stockholder value.

•	Recruited nine corporate advisory focused managing directors, who joined our teams in the United States, Australia, Canada and Europe, including two who extend our reach into the Spanish market.

Plan for Long Term Value Creation. Our consistent goal, over time, has been to provide our stockholders with prudent growth, robust profitability and strong return of capital, and we expect to accomplish these objectives in future years. In September 2017, we announced plans for a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our then current equity valuation, existing tax rates and existing opportunities in the credit market. Under that plan, net proceeds from the borrowing of $350.0 million of term loans, which closed in early October 2017, were used to repay in full the existing bank indebtedness outstanding at the time. The remaining term loan proceeds, in addition to the proceeds from the purchase of $10.0 million of our common stock by each of our Chairman and Chief Executive Officer, which closed in early November 2017, were intended to be used to repurchase up to $285.0 million of our common stock (together, the term loan borrowing, common stock purchases, bank debt repayment and the plan for the repurchase of common stock constitute the "Recapitalization"). The Recapitalization plan is intended to reduce taxes, increase earnings per share and increase employee alignment with shareholders, while offering those wishing to monetize their shares a significant opportunity for liquidity.
To demonstrate his alignment with creating long term value for our stockholders, in addition to his investment of $10.0 million in our common stock in conjunction with the Recapitalization, our CEO requested, and the Compensation Committee determined, to reduce his base salary by more than 90%, or $2,750,000 in aggregate over 5 years, and provide him in exchange an equivalent value of performance-contingent restricted stock units that are linked to the successful repayment of the borrowing used to fund the Recapitalization. All of those units will vest after 5 years, subject to the Firm achieving the performance criteria and the CEO remaining an employee.
As of March 31, 2018, we have repurchased under that plan 5,174,258 shares of our common stock at an average price of $18.14 per share for a total cost of $93.9 million and had $191.1 million remaining and authorized under our repurchase program, which we intend to implement through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant.

The market reacted favorably to the Recapitalization, with our stock appreciating 28.5% from just prior to announcing the plan through March 31, 2018.

Key Compensation Practices. Key executive compensation practices are summarized below. We believe these practices promote alignment with the interests of our stockholders.

What We Do

Have granted PRSUs as part of CEO’s compensation, with prospective disclosure of multi- year, Firm-wide performance goals.	We have historically offset the dilutive impact of equity compensation awards by repurchasing shares of our common stock.
Retain an independent compensation consultant to assist the Compensation Committee.	Exercise discretion to be responsive to the cyclical nature of our business and advance our goal of operating as a meritocracy.
Review and consider stockholder feedback in structuring executive compensation.	Apply double-trigger vesting for equity awards under a change in control scenario.
Broad ability of Compensation Committee to clawback deferred retention compensation, which is the largest component of NEO compensation.	Design incentive compensation plans that allow us to maximize tax deductibility.
Apply multi-year vesting requirements to equity awards, generally 3-5 years.	Maintain stock ownership guidelines for all NEOs.
Award equity compensation to new senior hires and as part of annual incentive compensation for alignment of interests with stockholders.	Modify amount of incentive award compensation to be commensurate with financial performance of the Company.

What We Don’t Do

No guaranteed bonus arrangements.	No perquisites.

No tax gross-ups.	No severance agreements.

No single trigger vesting on change in control.	No pension benefits.

No hedging or pledging permitted.	No repricing of underwater stock options without stockholder approval.

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
The principles behind our approach to compensation include:

Principles of Compensation Policy
Alignment	Align interests between all our senior professionals (including our named executive officers) and our stockholders
Simplicity	Our senior professionals and our stockholders can readily calculate the costs and benefits of the compensation we provide
Meritocracy (within the Firm)	Our compensation methodology is seen by our senior professionals as fair and, as a result, those professionals can work together effectively in teams to better advise clients
Effectiveness	Can attract, retain and incent talent in a highly competitive industry

Compensation Track Record. For the years ended December 31, 2017 and 2016 our compensation expense was $160.2 million and $182.5 million, respectively. During 2017 and 2016, we incurred similar amounts of base salary compensation and amortization of long term incentive compensation and the decrease of $22.3 million, or 12%, was principally attributable to a lower year-end bonus accrual for our Managing Director group, reflecting their respective individual performances and our overall financial performance. The ratio of compensation to revenues increased to 67% in 2017, as compared to 54% in 2016 as a result of the spreading of lower compensation and benefits expenses over significantly lower revenues in 2017. Our compensation ratio in 2017 was higher than our historic range because our Compensation Committee sought to compensate our employees competitively in a year when our revenues were lower than our historic norm due to the generation of fewer larger merger and acquisition fees. It is our goal to reduce the compensation ratio over time toward our historic range. Such a reduction will be dependent upon our revenue generation, changes in headcount and other factors. We will balance this goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to recruit new senior bankers.
Compensation Process. The Compensation Committee, which consists entirely of independent outside directors, has the overall responsibility for evaluating and approving our executive officer base salaries, annual and long-term incentive compensation, and other compensation plans, policies and programs. The Compensation Committee maintains a dialogue with our management and its independent consultant regarding compensation, industry practices and the contributions of individual executives, all of which are taken into account in determining compensation. Scott Bok, our Chief Executive Officer, after consulting with other key executives, makes recommendations to the Compensation Committee regarding both the form and amount of base salary and annual and long-term incentive compensation for each named executive officer and other senior professionals each year. In making awards to any individual, the Compensation Committee focuses on performance, not his or her gains, or failure to achieve gains, on prior stock-based awards.
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

In determining NEO compensation with respect to 2017, our Compensation Committee considered a variety of factors, including the abnormal results in revenue generation outside the United States and the Firm’s Recapitalization plan. The Compensation Committee also took note, with respect to those named executive officers who are actively involved in advising clients and generating revenue (our Chief Executive Officer and our Presidents), of their individual contributions to building client relationships, winning assignments, executing transactions and generating revenue for the Firm.
With respect to our Chief Executive Officer, after considering firm-wide 2017 financial performance and notwithstanding the successful implementation of the Recapitalization, the recruiting results achieved during the year and the significant revenue generated as a result of his advisory work with the Firm’s clients, the CEO requested, and the Compensation Committee determined, to award him no annual incentive compensation - cash or equity - for 2017. In determining to award the CEO no incentive compensation, the Compensation Committee took into account the amount of unvested incentive compensation previously awarded to the CEO to determine whether he would be appropriately motivated and adequately benefit from the creation of additional shareholder value. We believe that this is the case, and consistent with our goal of aligning CEO compensation and incentives with company performance.
Independent Consultant. The Compensation Committee has the authority to retain and terminate a compensation consultant, and to approve the consultant’s fees and all other terms of its engagement. During 2017, the Compensation Committee continued to directly retain Compensation Advisory Partners LLC (“CAP”) as its independent compensation consultant. CAP assisted the Compensation Committee by preparing analyses and making recommendations to inform the Compensation Committee’s decisions, in particular related to CEO compensation. The Compensation Committee assessed the independence of CAP pursuant to SEC and NYSE rules, and concluded that no conflict of interest exists that would prevent CAP from providing independent advice to the Compensation Committee. CAP met with the Compensation Committee, and with the Committee Chair, outside the presence of management and will perform no other services for the Firm without the consent of the Chair of the Compensation Committee.

2017 Total Direct Compensation
CEO Compensation. The salary of Mr. Bok, our CEO, was fixed at the time of our initial public offering in 2004 and has not increased since that time. Mr. Bok's bonus compensation has historically been in the form of RSUs, with no cash bonuses paid since 2010. Providing Mr. Bok's bonus in equity rather than cash has aligned nearly all of his compensation with the interests of our stockholders.
After considering firm-wide 2017 financial performance and other factors as addressed above, our CEO requested, and our Compensation Committee determined, to award Mr. Bok no annual incentive compensation - cash or equity - for 2017.
The following table shows the base salary and incentive compensation awarded to our CEO for the 2017, 2016 and 2015 fiscal years, considering annual performance outcomes and other relevant factors, in the manner it was considered by the Compensation Committee. This table shows incentive compensation in the year to which it relates and, accordingly, among other things, differs from (and does not replace) that contained in the Summary Compensation Table.

CEO Compensation as Considered by our Compensation Committee
Year	Salary	Cash Bonus	Deferred RSUs	Total Annual Pay [1]	Change vs. 2016	Change vs. 2015
2017	$600,000	$0	$0	$601,000	(85)%	(76)%
2016	$600,000	$0	$3,399,000	$4,000,000	n/a	23%
2015	$600,000	$0	$1,899,000	$2,500,000	n/a	n/a
1 Inclusive of $1,000 in a matching contribution to Mr. Bok’s 401(k) Profit Sharing Plan.
On September 25, 2017, our Compensation Committee approved a reduction in Mr. Bok’s base salary from $600,000 to $50,000, effective as of January 1, 2018 and through December 31, 2022. In exchange for forgoing over 90% of his base salary over such five year period (i.e. a $550,000 reduction per year for five years, equaling a total reduction in salary of $2,750,000 over such period), the Compensation Committee approved, on the same date, the grant of a $2,750,000 award of contingent PRSUs to Mr. Bok. Please see "One-Time PRSU Awards Related to Greenhill Recapitalization" below for additional details on this contingent PRSU award. As part of the Recapitalization, our CEO also purchased $10 million in newly issued common stock to further align his interests with stockholders.
In addition, in January 2016, our Compensation Committee, in consultation with CAP, introduced performance-based restricted stock awards, or PRSUs, as part of our CEO’s long-term incentive compensation, considering 2015 performance, as disclosed and discussed in our 2016 Compensation Discussion and Analysis. Compensation actually realized by our CEO from this PRSU award will not be known until the 2018 fiscal year is complete, as payout, if any, is linked to multi-year (2016 to 2018), Firm-wide, revenue, pre-tax profit and total stockholder return (“TSR”) goals. The PRSU award is fully at-risk based on performance outcomes over the three-year performance period; i.e., if the achievement of any of the multi-year performance metrics is below the respective threshold three-year goal, the payout factor for such performance metric will be 0%. Please see "CEO PRSU Award" below for additional details on Mr. Bok's prospective PRSU award. The Compensation Committee did not elect to award additional performance based awards as further incentive compensation for our CEO in either 2017 or 2018.
Compensation of Other Named Executive Officers. With respect to the compensation of our other named executive officers, as set forth below, Mr. Bok’s recommendations to the Compensation Committee focused on the relative importance of the roles played by such officers and their overall contributions to the Firm, including, where relevant, their roles in developing client relationships, executing client engagements and generating revenue and, in all cases, the complexity and difficulty of the leadership and administrative roles played by such officer, as well as the importance of retaining such officer. In addition, in determining the annual incentive compensation the Compensation Committee took into account the amount of other incentive awards made during the year.
Mr. Costantino. In recommending annual incentive compensation for Mr. Costantino, Mr. Bok considered Mr. Costantino’s role as a senior banker developing key client relationships, executing client engagements and generating revenue, while also playing a senior management and leadership role within the Firm. As President, Mr. Costantino plays a central role in managing key client relationships, in monitoring business activity across the Firm, in managing Firm personnel, in recruiting new talent to the Firm and in pursuing new strategic opportunities for the Firm. The Compensation Committee approved $600,000 of base compensation and the following incentive compensation for Mr. Costantino for his performance in 2017: $0 cash award, and deferred compensation awards valued at $399,000 consisting of RSUs that will vest in full on September 30, 2022, which total deferred equity compensation awards constituted 100% of Mr. Costantino’s total incentive compensation for 2017. In addition, in an effort to further align the interests of the NEOs with our stockholders, in conjunction with the Recapitalization, Mr. Costantino was awarded a one-time PRSU of $500,000 in deferred equity compensation, which was contingent upon continued employment and the repayment of the borrowing used to fund the Recapitalization.
Mr. Wyles. In recommending annual incentive compensation for Mr. Wyles, Mr. Bok considered Mr. Wyles’ role as a senior banker developing key client relationships, executing client engagements and generating revenue, while also playing a senior management and leadership role within the Firm. As President, Mr. Wyles plays a central role in managing key client relationships, in monitoring business activity across the Firm, in managing Firm personnel, in recruiting new talent to the Firm and in pursuing new strategic opportunities for the Firm. The Compensation Committee approved $509,076 of base compensation and the following incentive compensation for Mr. Wyles for his performance in 2017: $0 cash award, and deferred compensation awards valued at $973,000, consisting of RSUs that will vest over four years, which total deferred equity compensation awards constituted 100% of Mr. Wyles’ total incentive compensation for 2017. In addition, in an effort to further align the interests of the NEOs with our stockholders, in conjunction with the Recapitalization, Mr. Wyles was awarded a one-time PRSU of $1,000,000 in deferred equity compensation, which was contingent upon continued employment and the repayment of the borrowing used to fund the Recapitalization.
Mr. Rodriguez. In recommending annual incentive compensation for Mr. Rodriguez, Mr. Bok considered the various roles that Mr. Rodriguez performs for the Firm, including as Chief Operating Officer, Chief Compliance Officer and Chief Financial Officer. Among other things, he considered Mr. Rodriguez’s responsibility for corporate finance and accounting at the Firm, managing the Firm’s expenses apart from compensation, ongoing management and oversight of the operating risks of the business, and establishing and implementing uniform internal policies within the Firm. The Compensation Committee approved $600,000 of base compensation and the following incentive compensation for Mr. Rodriguez for his performance in 2017: $0 cash award, and deferred compensation awards valued at $399,000, consisting of RSUs that will vest in full on September 30, 2022, which total deferred equity compensation awards constituted 100% of Mr. Rodriguez’s total incentive compensation for 2017. In addition, in an effort to further align the interests of the NEOs with our stockholders, in conjunction with the Recapitalization, Mr. Rodriguez was awarded a one-time PRSU of $1,000,000 in deferred equity compensation, which was contingent upon continued employment and the repayment of the borrowing used to fund the Recapitalization.

CEO PRSU Award — 2016 to 2018
Our Compensation Committee, in consultation with CAP, introduced performance-based restricted stock awards, or PRSUs, as part of our CEO’s long-term incentive compensation beginning in 2016, considering 2015 performance. In designing the PRSU award, the Compensation Committee targeted performance goals that would both advance our business objectives and be responsive to stockholder feedback. The PRSUs tie 2016 to 2018 compensation outcomes for our CEO to multi-year revenue, pre-tax profit and total stockholder return (“TSR”) goals, each equally weighted, as described below. We believe these three-year goals are rigorous.

2016-2018 Performance Period	Average Annual Revenue as a Multiple of 2015	Pre-Tax Margin	Total Stockholder Return (CAGR)
Threshold Goal (Payout Factor = 50%)	1.1x	22.0%	10.0%
Target Goal (Payout Factor = 100%)	1.15x	25.0%	15.0%
Upside Goal (Payout Factor = 200%)	1.2x	26.0%	20.0%
Maximum Goal (Payout Factor = 250%)	1.25x	28.0%	25.0%
Any compensation ultimately earned for this award will be based on performance during the three-year period ended December 31, 2018. In measuring the achievement against the goals for each performance metric and calculating the related payout factors, achievement will be linearly interpolated between the percentages set forth in the table above based on actual results, as determined and certified by the Compensation Committee.
In January 2016, the Company awarded 115,473 units in connection with this award. If the achievement of a performance metric is below the threshold goal, the payout factor for such performance metric will be 0%. The maximum payout under the award is 250% the target number of stock units, or 288,683 units, plus the cumulative dividends paid on the underlying shares during the performance period.
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
Relative Performance. When reviewing relative performance, we generally reference other public, independent investment banks: Lazard, Evercore Partners, Moelis & Co., PJT Partners and Houlihan Lokey.
Relative Pay Levels/Practices. The Compensation Committee, working with management, developed a group of peer companies which it believes provides a meaningful gauge of current pay practices and levels, as well as overall compensation trends: Lazard, Evercore Partners, Moelis & Co., PJT Partners, Houlihan Lokey, Stifel Financial Corp., and Cowen Group. For purposes of 2017 compensation, the Committee reviewed an analysis prepared by CAP regarding CEO compensation levels for 2016 (the most recent year for which comprehensive data for our peers was available), and indicative trends for 2017 year-end compensation decisions, for comparable positions at these firms. We considered the level of compensation paid by the firms in the peer group in connection with our 2017 compensation decisions; however, the Compensation Committee did not target compensation at a particular level relative to the peer group. This information was one of several data points considered. To the extent investors use a peer group for the Firm to benchmark pay levels or pay practices, we believe this is a reasonable group of companies, considering size and business model.

Other Compensation Program and Governance Features
No Guarantees. We historically have had a “no guarantees” policy (with exceptions only for the initial period of employment of newly recruited named executive officers and other senior professionals) and no contractual entitlement to severance. To provide further flexibility with respect to employment and compensation matters, we historically have maintained a termination practice with no contractual rights to continued employment (other than for a brief notice period) and no contractual right to severance upon termination.
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
Executive Stock Ownership Guidelines. To support the alignment of interests between our named executive officers and our stockholders, we maintain stock ownership guidelines for our named executive officers. The guidelines require that executives attain a specified level of ownership of the Firm’s securities equal in value to a multiple of base salary within the later of five years of the executive’s appointment to their role or the applicability of these guidelines:

•	CEO - 10x base salary (based on the historic CEO salary prior to the salary reduction described above)

•	Other Named Executive Officers - 3x base salary
The Compensation Committee reviews the ownership level for covered executives each year, using a twelve month average stock price. As of the measurement of ownership for 2017, all NEOs were in compliance with the guidelines. “Securities,” for purposes of the stock ownership guidelines, includes shares of common stock or other securities of the Firm, RSUs, PRSUs, stock options or other stock-linked equity awards, held directly or indirectly, whether vested or unvested.
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
Tax Deductibility of Compensation. Historically, Section 162(m) of the Internal Revenue Code limited deductions for non-performance-based annual compensation in excess of $1.0 million paid to certain executive officers. Our policy is to generally maximize the tax deductibility of compensation payments to our executive officers. We may, however, authorize payments to executive officers that may not be fully deductible if we believe that such payments are in our stockholders’ interests. The Tax Cuts and Jobs Act of 2017 (the Tax Act) eliminated the exemption for performance-based compensation from Section 162(m). This change applies to fiscal year beginning after December 31, 2017. Compensation paid to our covered officers in excess of $1 million therefore will not be deductible unless it qualifies for transition relief. Given the changing nature of the deductibility for such compensation, the Compensation Committee will be reviewing the Tax Act in the next year and its application and impact, if any, on the Company’s compensation programs.
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

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Board of Directors of Greenhill has reviewed and discussed with management the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K, as amended by this Form 10-K/A, and in the proxy statement.
Compensation Committee of the Board of Directors of Greenhill & Co., Inc.
Steven F. Goldstone, Chairman
Stephen L. Key
John D. Liu

EXECUTIVE COMPENSATION TABLES
2017 Summary Compensation Table (1)

Name	Year	Salary	Bonus		Stock Awards (2)		Non-Equity Incentive Plan Compensation	All Other Compen-sation		Total
Scott L. Bok	2017	$600,000	$—		$6,149,000	(10)	$—	$533,917	(12)	$7,282,917
Chief Executive Officer	2016	600,000	—		3,946,721	(11)	—	581,187	(12)	5,127,908
	2015	600,000	—		2,649,000		—	498,358	(12)	3,747,358

Kevin M. Costantino (3)	2017	600,000	—		1,100,000		—	113,386	(13)	1,813,386
President	2016	600,000	399,000	(5)	1,099,000		—	145,601	(13)	2,243,601
	2015	500,000	100,000	(6)	620,000		—	69,589	(13)	1,289,589

David A. Wyles (4)	2017	509,076	—		2,500,000		—	295,732	(14)	3,304,808
President	2016	535,541	1,945,678	(7)	1,902,857		—	381,184	(14)	4,765,260
	2015	577,735	358,017	(8)	2,800,000		—	303,761	(14)	4,039,513

Harold J. Rodriguez, Jr.	2017	600,000	—		1,675,000		—	185,370	(15)	2,460,370
Chief Financial Officer	2016	600,000	524,000	(9)	1,049,000		—	245,611	(15)	2,418,611
	2015	600,000	—		1,049,000		—	179,823	(15)	1,828,823

(1)	Our named executive officers for 2017 were Messrs. Bok, Costantino, Wyles and Rodriguez.

(2)
These amounts reflect the aggregate grant date fair value determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 of awards made pursuant to our Equity Incentive Plan in the referenced fiscal year. See footnotes 2 (Summary of Significant Accounting Policies) and 14 (Deferred Compensation—Restricted Stock Units) to our financial statements for the year ended December 31, 2017 included in our Form 10-K filed with the Securities and Exchange Commission. In addition, on February 8, 2018, our named executive officers (other than Mr. Bok) were granted additional awards of RSUs under our Equity Incentive Plan in respect of 2017 performance as follows: Mr. Costantino, 23,750 RSUs; Mr. Wyles, 57,921 RSUs; and Mr. Rodriguez, 23,750 RSUs. Mr. Costantino's and Mr. Rodriguez's awards will vest fully on September 30, 2022. Mr. Wyles's awards will vest over four years as follows: 20% will vest on January 1, 2019, 20% will vest on January 1, 2020, 30% will vest on January 1, 2021 and 30% will vest on January 1, 2022.

(3)	Mr. Costantino was appointed President effective as of July 23, 2015.

(4)	Mr. Wyles was appointed President effective as of July 23, 2015.

(5)	This amount reflects the cash bonus awarded to Mr. Costantino in 2017 in respect of 2016 performance.

(6)	This amount reflects the cash bonus awarded to Mr. Costantino in 2015 in respect of 2015 performance.

(7)	This amount reflects the cash bonuses of $900,000 awarded to Mr. Wyles in 2016 and $1,045,678 awarded to Mr. Wyles in 2017, respectively, in respect of 2016 performance.

(8)	This amount reflects the cash bonus awarded to Mr. Wyles in 2015 in respect of 2015 performance.

(9)	This amount reflects the cash bonus awarded to Mr. Rodriguez in 2017 in respect of 2016 performance.

(10)
On September 25, 2017, our Compensation Committee approved a reduction in Mr. Bok’s base salary from $600,000 to $50,000, effective as of January 1, 2018 and through December 31, 2022. In exchange for forgoing more than 90% of his base salary over such five year period (i.e. a $550,000 reduction per year for five years, equaling a total reduction in salary of $2,750,000 over such period), the Committee approved, on the same date, the grant of a $2,750,000 award of performance-contingent restricted stock units to Mr. Bok, which is reflected in this amount. See "Compensation Discussion and Analysis" above for more information regarding this award.

(11)
On January 27, 2016, Mr. Bok was granted 115,473 Performance-Based Restricted Stock Units (“PRSUs”) in respect of 2015 performance. See "Compensation Discussion and Analysis" above for more information regarding the PRSUs. The PRSUs have a grant date valuation of $21.65 per share and three equally weighted performance targets over a three year period (2016-2018) with a maximum grant of 288,683 shares or a grant date value of $6,250,000 plus the cumulative dividends paid on the underlying shares. One of the performance targets relates to a compounded total shareholder return and thus, contains a market condition under the definitions of Accounting Standards Codification (ASC) Topic 718 which requires a grant date fair value ($9.90) to be determined for financial reporting purposes.

(12)
Consists of $532,917, $580,187 and $497,358 in dividend equivalent payments made in respect of unvested RSUs (“Dividend Equivalent Payments”) in each of 2017, 2016 and 2015, respectively, and $1,000 in a matching contribution to Mr. Bok’s 401(k) Profit Sharing Plan in each of those three years.

(13)
Consists of $112,386, $144,601 and $68,589 in Dividend Equivalent Payments in each of 2017, 2016 and 2015, respectively, and $1,000 in a matching contribution to Mr. Costantino’s 401(k) Profit Sharing Plan in each of those three years.

(14)
Consists of $277,880, $362,403 and $284,353 in Dividend Equivalent Payments in each of 2017, 2016 and 2015, respectively, and $17,852, $18,781 and $19,408 in employer contributions to Mr. Wyles' UK Pension Plan in each of 2017, 2016 and 2015, respectively.

(15)
Consists of $184,370, $244,611 and $178,823 in Dividend Equivalent Payments in each of 2017, 2016 and 2015, respectively, and $1,000 in a matching contribution to Mr. Rodriguez’s 401(k) Profit Sharing Plan in each of those three years.

2017 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (Target) (1)	All Other Stock Awards; Number of Shares of Stock or Units (2)		Grant Date Fair Value of Stock Awards (3)
Scott L. Bok	January 26, 2017	See Note 1	119,054	(A)	$3,399,000
Scott L. Bok	September 25, 2017	See Note 1	190,972	(B)	2,750,000
Kevin M. Costantino	January 26, 2017	See Note 1	21,016	(C)	600,000
Kevin M. Costantino	September 25, 2017	See Note 1	34,722	(B)	500,000
David A. Wyles	January 26, 2017	See Note 1	52,539	(C)	1,500,000
David A. Wyles	September 25, 2017	See Note 1	69,444	(B)	1,000,000
Harold J. Rodriguez, Jr.	January 26, 2017	See Note 1	23,643	(C)	675,000
Harold J. Rodriguez, Jr.	September 25, 2017	See Note 1	69,444	(B)	1,000,000

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

(2)	Those awards marked:

(A) were Restricted Stock Units ("RSUs") granted on January 26, 2017 and will vest 100% on January 1, 2020.

(B) represent performance-contingent restricted stock units granted in connection with the Recapitalization and will be eligible for vesting on September 30, 2022 subject to the holder’s continued employment through such date and the Committee’s determination that the recapitalization borrowings have been repaid in full. For our CEO, Mr. Bok, the value of this award granted was entirely offset by a reduction in annual salary of $550,000 per year for the five year period beginning January 1, 2018 and ending December 31, 2022 (i.e. a $550,000 reduction per year for five years, equaling a total reduction in salary of $2,750,000 over such period). See "Compensation Discussion and Analysis" above for more information regarding these performance-contingent restricted stock units.

(C) were RSUs granted on January 26, 2017 and will vest over four years as follows: 20% will vest on January 1, 2018, 20% will vest on January 1, 2019, 30% will vest on January 1, 2020 and 30% will vest on January 1, 2021.

The units comprising the RSU awards are subject to payment within 75 days following each such vesting date. Each RSU unit represents a right to receive one share of Common Stock or an amount equal to the market value of the Common Stock underlying the vested award on the applicable vesting date. Payment may be made in cash, shares of Common Stock or a combination thereof.

See footnote 2 of the 2017 Summary Compensation Table above for information on the restricted stock units granted in 2018 as part of our long-term incentive compensation program in respect of 2017 performance to the named executive officers.

(3)
These amounts reflect the grant date fair value based on a price per share of $28.55 with respect to the awards granted on January 26, 2017 and $14.40 with respect to the awards granted on September 25, 2017, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Outstanding Equity Awards at Fiscal Year-End 2017

Name	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
Scott L. Bok	288,683	(A)	$5,629,319
	49,269	(D)	960,746
	50,312	(F)	981,084
	74,306	(H)	1,448,967
	87,714	(K)	1,710,423
	119,054	(M)	2,321,553
	190,972	(B)	3,723,954
	860,310		16,776,045
Kevin M. Costantino	1,224	(C)	23,868
	4,220	(E)	82,290
	10,435	(G)	203,483
	29,524	(I)	575,718
	13,857	(J)	270,212
	21,016	(L)	409,812
	34,722	(B)	677,079
	114,998		2,242,461
David A. Wyles	3,799	(C)	74,081
	19,941	(E)	388,850
	39,972	(G)	779,454
	11,921	(H)	232,460
	70,314	(I)	1,371,123
	52,539	(L)	1,024,511
	69,444	(B)	1,354,158
	267,930		5,224,635
Harold J. Rodriguez, Jr.	16,978	(D)	331,071
	20,113	(F)	392,204
	29,425	(H)	573,788
	27,677	(I)	539,702
	13,857	(J)	270,212
	23,643	(L)	461,039
	69,444	(B)	1,354,158
	201,137		3,922,172

(1)
The units referred to in this column are restricted stock units granted pursuant to our Equity Incentive Plan. No other types of equity awards are outstanding. Amounts are shown as of December 31, 2017. Those awards marked (A) represent the maximum amount of Performance-Based Restricted Stock Units ("PRSUs") that could be granted to Scott L. Bok should certain performance targets be met. See "Compensation Discussion and Analysis" above for more information regarding the PRSUs. Those awards marked (B) represent performance-contingent restricted stock units granted in connection with the Recapitalization and will be eligible for vesting on September 30, 2022 subject to the holder’s continued employment through such date and the Committee’s determination that the recapitalization borrowings have been repaid in full. For our CEO, Mr. Bok, the value of this award granted was entirely offset by a reduction in annual salary of $550,000 per year for the five year period beginning January 1, 2018 and ending December 31, 2022. See "Compensation Discussion and Analysis" above for more information regarding these performance-contingent restricted stock units. Those awards marked (C) are Restricted Stock Units ("RSUs") subject to five-year pro rata vesting and became fully vested on January 1, 2018. Those awards marked (D) are RSUs subject to five-year cliff vesting and vested in full on January 1, 2018. Those awards marked (E) are RSUs subject to five-year pro rata vesting and were vested as to 60% of the original award as of December 31, 2017 with the remainder vesting ratably on January 1 of each of 2018 and 2019. Those awards marked (F) are RSUs subject to five-year cliff vesting and will vest in full on January 1, 2019. Those awards marked (G) are RSUs subject to five-year pro rata vesting and were vested as to 40% of the original award as of December 31, 2017 with the remainder vesting ratably on January 1 of each of 2018, 2019 and 2020. Those awards marked (H) are RSUs subject to five-year cliff vesting and will vest in full on January 1, 2020. Those awards marked (I) are RSUs subject to five-year pro rata vesting and were vested as to 20% of the original award as of December 31, 2017 with the remainder vesting ratably on January 1 of each of 2018, 2019, 2020 and 2021. Those awards marked (J) are RSUs subject to five-year cliff vesting and will vest in full on January 1, 2021. Those awards marked (K) are RSUs subject to three-year cliff vesting and will vest in full on January 1, 2019. Those awards marked (L) are RSUs subject to four-year vesting that will vest over four years as follows: 20% will vest on January 1, 2018, 20% will vest on January 1, 2019, 30% will vest on January 1, 2020 and 30% will vest on January 1, 2021. Those awards marked (M) are RSUs subject to three-year cliff vesting and will vest in full on January 1, 2020. The units comprising the RSU awards are subject to payment within 75 days following each such vesting date. Each RSU unit represents a right to receive one share of common stock or an amount equal to the market value of the common stock underlying the vested award on the applicable vesting date. Payment may be made in cash, shares of common stock or a combination thereof.

(2)
The market value has been calculated by multiplying the number of shares underlying the award by the closing price of our common stock on December 29, 2017, $19.50. For the purposes of this calculation, we have assumed that all conditions to the vesting of these awards will be fulfilled.

Stock Vested as of Fiscal Year End 2017

Name	Number of Shares Acquired on Vesting	Value Realized Upon Vesting (1)
Scott L. Bok	60,725	$1,156,811
Kevin M. Costantino	21,074	401,460
David A. Wyles	55,388	1,055,141
Harold J. Rodriguez, Jr.	27,845	530,447

(1)	Value realized upon vesting calculated by multiplying the number of shares acquired upon vesting at the closing market price of the shares on each vesting date.

Potential Payments upon Termination or a Change of Control
None of our named executive officers or other employees have any severance agreements or arrangements (including pursuant to the employment agreements described below). However, our Equity Incentive Plan provides that upon the (i) death, (ii) disability, (iii) retirement or (iv) termination of employment without cause (as determined by our Compensation Committee) within two years following a change of control or six months prior to a change of control if the Compensation Committee reasonably believes such termination was at the behest of an acquiring entity, any restricted stock unit previously granted will immediately become fully vested (which we refer to as the acceleration provision). The acceleration provision applies to the restricted stock units held by all of our employees. Had the acceleration provision been triggered on December 31, 2017, the value of shares of our common stock to be delivered on that date to our named executive officers would have been as follows (calculated using the closing price of our common stock on December 29, 2017 of $19.50): Mr. Bok, $16,942,719 (inclusive of the maximum amount of PRSUs that could be granted to Mr. Bok should certain performance targets be met and the cumulative dividends over the reward period through such date); Mr. Costantino, $2,242,461; Mr. Wyles, $5,224,635; and Mr. Rodriguez, $3,922,172.

Employment Agreements
The employment agreements of Messrs. Bok and Rodriguez provide that they will be paid an annual base salary of $600,000, subject to annual review by the Compensation Committee, and that they may be awarded a bonus in an amount to be determined in the sole discretion of the Compensation Committee. These employment agreements are terminable by either party on 90 days’ prior written notice, with no contractual rights to severance. Mr. Costantino and Mr. Wyles are not party to an employment agreement with us. All of our named executive officers are subject to limitations on their ability to compete with us during the term of their employment and for a three month period thereafter; they are also prohibited from soliciting certain of our employees and customers for a period of six months following the termination of their employment.
On September 25, 2017, our Compensation Committee approved a reduction in Mr. Bok’s base salary from $600,000 to $50,000, effective as of January 1, 2018 and through December 31, 2022. In exchange for forgoing more than 90% of his base salary over such five year period (i.e. a $550,000 reduction per year for five years, equaling a total reduction in salary of $2,750,000 over such period), the Committee approved, on the same date, the grant of a $2,750,000 award of PRSUs to Mr. Bok. Please see "Compensation Discussion & Analysis" above for additional details on this CEO PRSU award.

Director Compensation Table
2017 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Steven F. Goldstone	$—	$125,000	$125,000
Stephen L. Key (2)	70,000	70,000	140,000
John D. Liu (3)	39,420	31,253	70,673
Karen P. Robards	23,430	101,570	125,000

(1)
These amounts reflect the aggregate grant date fair value determined in accordance with FASB ASC Topic 718 for awards granted in 2017 pursuant to our Equity Incentive Plan. As these awards are fully vested, the entire expense arising from them is recognized in the year the services were rendered to which they relate.

(2)	The amounts for Stephen L. Key reflect the additional annual retainer of $15,000 that he receives for service as chairman of the Audit Committee as more fully described below.

(3)	The amounts for John D. Liu reflect the partial year compensation for Mr. Liu, who joined our Board of Directors in June 2017.
During 2017, directors who were not Greenhill employees received an annual retainer of $125,000 for service on our Board of Directors payable at their option either in cash or stock or a combination thereof. No separate meeting fees were paid. The chairman of the Audit Committee received an additional annual retainer of $15,000, which was paid at his option in a combination of cash and stock. We have not retained any compensation consultants to advise on director compensation.
It is our policy to ask our non-employee directors to retain any stock granted to them as compensation until such time as they complete their service on the Board, subject to exceptions for unforeseen personal circumstances. As of December 31, 2017, all of our non-employee directors owned stock in the Company. As a result, we believe our non-employee directors have an interest in increasing our value over the long term, and we have not adopted any stock ownership guidelines for non-employee directors.
Our non-employee directors are prohibited from hedging or otherwise disposing of the economic risk of ownership of any of our shares owned by them through short sales, option transactions or other derivative instruments.
Our non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their service on the Board and the Board committees. Employees of Greenhill who also serve as directors receive compensation for their services as employees, but they do not receive any additional compensation for their service as directors. No other compensation is paid to our Board members in their capacity as directors. Non-employee directors do not participate in our employee benefit plans. See discussion under “Certain Relationships and Related Transactions—Related Transactions Involving our Directors and Executive Officers—Other Compensation” for a description of the compensation paid to Robert F. Greenhill, who is the Chairman of our Board of Directors and an employee of Greenhill, but is not an executive officer.

Pay Ratio Disclosure
Following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. For 2017, our last completed fiscal year, the median annual total compensation of all employees, excluding our CEO, was $180,000. As disclosed in the 2017 Summary Compensation Table, the 2017 annual total compensation of our CEO was $7,282,917. Based on the foregoing, our estimate of the ratio of the CEO’s annual total compensation to the median annual compensation of all employees was 40.5 to 1. If the 2017 annual compensation of our CEO was calculated in the manner that our Compensation Committee considers it, the total annual compensation of our CEO for 2017 was $601,000 and the ratio of the CEO’s annual total compensation to the median annual compensation of all employees would have been 3.3 to 1.

This reflects analysis of our global workforce of 346 employees as of December 31, 2017, including 77 managing directors and 14 senior advisors. We used total compensation awarded for the year ended December 31, 2017 to determine the median employee.

Our determination of total compensation awarded for our global employees was based on cash compensation rates of employees paid in foreign currencies, which were converted into US dollars using the average annual foreign exchange conversion rate for salary paid during the year and the rate in effect on December 31, 2017 for incentive awards related to year end compensation.

Once the median employee was identified, actual total compensation was determined in accordance with Item 402(c) of Regulation S-K. Given the different methodologies that various public companies use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

The information disclosed in this section was developed and is provided solely to comply with specific, new legal requirements. We do not use this information in managing our company.

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
The following table shows how many shares of our common stock were beneficially owned as of April 15, 2018, by each of our directors and executive officers named in the 2017 Summary Compensation Table in Item 11 above, and by all of our directors and executive officers as a group. To the best of our knowledge, based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as amended (“Filings”), except as noted below, no stockholder beneficially owned more than five percent of our common stock as of April 15, 2018. The percentage has been calculated on the basis of 25,466,560 shares of common stock outstanding as of April 15, 2018 (excluding treasury stock).
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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers:
Robert F. Greenhill (1)	2,091,493	8.2%
Scott L. Bok (2)	1,375,903	5.4%
Kevin M. Costantino	24,046	*
David A. Wyles	29,242	*
Harold J. Rodriguez, Jr. (3)	109,207	*
Steven F. Goldstone	34,002	*
Stephen L. Key	21,153	*
John D. Liu	8,691	*
Karen P. Robards	14,435	*
All Directors and Executive Officers as a group (9 persons)	3,708,172	14.6%
5% Stockholders:
BlackRock, Inc. (4)	3,316,440	13.0%
Manulife Asset Management (US) LLC (5)	2,054,597	8.1%
The Vanguard Group (6)	1,994,327	7.8%

*	Less than 1% of the outstanding shares of common stock.

(1)
Mr. Greenhill’s beneficial ownership is calculated by attributing to him all shares of our common stock owned by him and by three entities controlled by him: (i) Greenhill Family Limited Partnership, a Delaware limited partnership, which owns 989,524 of our shares, (ii) Riversville Aircraft Corporation II, a Delaware corporation, which owns 239,680 of our shares and (iii) Socatean Partners, a Connecticut general partnership, which owns 579,710 of our shares. Mr. Greenhill expressly disclaims beneficial ownership of the shares of common stock held by other members of his family in Greenhill Family Limited Partnership.

(2)
Mr. Bok’s beneficial ownership is calculated by attributing to him all shares of our common stock owned by him and by three entities: (i) Bok Family Partners, L.P., which owns 140,942 of our shares, (ii) Bok Family Foundation, which owns 288,783 of our shares and (iii) Scott L. Bok November 2015 Annuity Trust, which owns 169,652 of our shares. Mr. Bok expressly disclaims beneficial ownership of securities owned by Bok Family Partners, L.P. and of the shares held by the Bok Family Foundation.

(3)	Includes 52,285 shares held by Jacquelyn F. Rodriguez, the wife of Harold J. Rodriguez, Jr.

(4)
The address and business telephone number for BlackRock, Inc. are 55 East 52nd Street, New York, NY 10022 and (212) 810-5300, respectively. This information is based on the most recent Schedule 13G/A filed by BlackRock., Inc. on January 19, 2018.

(5)
The address and business telephone number for Manulife Asset Management (US) LLC are 197 Clarendon Street, Boston, Massachusetts 02116 and (617) 663-3357, respectively. This information is based on the most recent Schedule 13G filed by Manulife Financial Corporation on February 13, 2018.

(6)
The address and business telephone number for The Vanguard Group are 100 Vanguard Blvd., Malvern, PA 19355 and (610) 669-1000, respectively. This information is based on the most recent Schedule 13G/A filed by The Vanguard Group on February 9, 2018.

Our executive officers and directors are not permitted to hedge or otherwise dispose of the economic risk of ownership of these shares or any other shares owned by them through short sales, option transactions or use of derivative instruments. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Other Compensation Program and Governance Features” above.
Messrs. Greenhill, Bok, Costantino, Rodriguez and Wyles are employees of Greenhill. As of April 15, 2018, they beneficially own approximately 14% of our outstanding common stock in the aggregate. In addition, as of April 15, 2018, other employees of Greenhill beneficially own approximately 4% of our outstanding common stock in the aggregate.
The following table provides information as of December 31, 2017 regarding securities issued under our equity compensation plans that were in effect during fiscal 2017.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	Equity Incentive Plan (1)	3,653,160	(2) (3)	$—	(4)	6,346,840
Equity compensation plans not approved by security holders	None	—		—		—
Total		3,653,160		$—		6,346,840

_____________________________________________

(1)
Our Equity Incentive Plan, as amended and restated, and effective March 9, 2015 (the "Equity Incentive Plan"), was approved by our security holders in April 2015. See “Note 14 — Deferred Compensation—Restricted Stock Units” of the Consolidated Financial Statements filed with the Original Form 10-K for a description of our Equity Incentive Plan.

(2)
Includes awards granted after March 9, 2015 under the terms of the Equity Incentive Plan, which had not been previously authorized, less units canceled, forfeited or that failed to vest, or that for any other reason were not paid or delivered.  Excludes 1,431,722 shares underlying awards granted under the terms of the Equity Incentive Plan as in effect prior to March 9, 2015 that remain outstanding as of December 31, 2017. Includes the target amount of PRSUs that could be granted to Mr. Bok should certain performance targets be met.

(3)
Excludes 1,763,201 restricted stock units granted to employees subsequent to December 31, 2017 as part of our long term incentive awards issued as part of our annual compensation awards under the Equity Incentive Plan.

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

Related Transactions Involving Our Directors and Executive Officers
Other Compensation
Robert F. Greenhill, founder, Chairman, director and employee of the Company, actively participates in various client revenue generating engagements as well as overall activities of the Firm. Consistent with our practice for compensating our senior professionals, Mr. Greenhill was compensated in 2017 on a pay-for-performance basis based on his relative contribution to the Company. In 2017, Mr. Greenhill received a total of $3,079,432 in compensation, including a base salary of $600,000, $1,899,000 in restricted stock units awarded in 2017 (calculated by multiplying the number of shares underlying the award by the closing price of our common stock on the trading date prior to the grant date of the award) as well as Dividend Equivalent Payments and expenses of a car and driver. The cost of Mr. Greenhill's car and driver was $175,251 in 2017 (comprised principally of compensation expense in respect of Mr. Greenhill’s driver, who is our employee). In addition, Mr. Greenhill uses an aircraft owned by us for personal travel; Mr. Greenhill reimburses us for the costs associated with his personal use of the aircraft. See “Use of Corporate Aircraft” below. These perquisites are provided only to Mr. Greenhill, in recognition of his role as founder of our Firm.
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
Use of Corporate Aircraft
Through our wholly-owned subsidiary Greenhill Aviation Co., LLC, we own and operate an airplane that is used by our employees for transportation on business travel and by Robert F. Greenhill and his family for transportation on business and personal travel. We bear all costs of operating the aircraft, including the cost of maintaining air and ground crews. We have an aircraft expense policy in place that sets forth guidelines for personal and business use of the airplane. Mr. Greenhill reimburses the Company for the actual out-of-pocket costs associated with the operation of the Company’s aircraft in connection with the personal use thereof by Mr. Greenhill. In 2017, Mr. Greenhill reimbursed us $141,405 for such costs incurred in 2017. No other employees used the aircraft for personal travel in 2017.
In addition, employees of Greenhill from time to time use airplanes personally owned by Mr. Greenhill for business travel. In those instances, Mr. Greenhill invoices us for the travel expense on terms we believe are comparable to those we could secure from an independent third party. During 2017, we paid $11,865 to an entity controlled by Mr. Greenhill on account of such expenses.
Use of Hangar Space
Riversville Aircraft Corporation, an entity controlled by Robert F. Greenhill, uses and reimburses us for a portion of the hangar space we lease at the Westchester County Airport. In 2017, Riversville Aircraft Corporation paid us $80,400 in rent and related costs. Riversville Aircraft Corporation reimburses us for its use of a portion of the hangar space on terms we believe are comparable to those we could secure from an independent third party.

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
The Board determined that none of Messrs. Goldstone, Key or Liu or Ms. Robards:

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

As a result of this review, the Board affirmatively determined that each of our non-employee directors (Steven F. Goldstone, Stephen L. Key, John D. Liu and Karen P. Robards) is “independent” as that term is defined in the applicable New York Stock Exchange listing standards. Messrs. Greenhill and Bok cannot be considered independent directors because of their employment at Greenhill.
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
The Consolidated Financial Statements of Greenhill, Inc. for the year ended December 31, 2017, were audited by Ernst & Young LLP, independent auditors for Greenhill.
As part of its activities, the Committee has:

1.	Reviewed and discussed with management and the independent auditors the audited financial statements of Greenhill;

2.
Discussed with the independent auditors the matters required to be communicated under Statement on Auditing Standards No. 1301, Communications with Audit Committees, as amended and as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

3.
Received from the independent auditors written disclosures regarding the auditors’ independence required by PCAOB Ethics and Independence Rule 3526, Communications with Audit Committees Concerning Independence; and

4.	Discussed with the independent auditors, the independent auditors’ independence.
Management is responsible for Greenhill’s system of internal controls and the financial reporting process. Ernst & Young LLP is responsible for performing an independent audit of the Consolidated Financial Statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and issuing a report thereon. Our Committee’s responsibility is to monitor and oversee these processes. Based on the foregoing review and discussions and a review of the report of Ernst & Young LLP with respect to the Consolidated Financial Statements, and relying thereon, we have recommended to Greenhill’s Board of Directors the inclusion of the audited Consolidated Financial Statements in Greenhill’s Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the Securities and Exchange Commission.

Audit Committee of the Board of Directors of Greenhill
Stephen L. Key, Chairman
John D. Liu
Karen P. Robards

Auditor Fees
Ernst & Young LLP served as our principal auditors for 2017. The following table presents fees for professional audit services for the audit of our annual Consolidated Financial Statements for fiscal years 2016 and 2017 as well as fees for the review of our interim Consolidated Financial Statements for each quarter in fiscal years 2016 and 2017 and for all other services performed for fiscal years 2016 and 2017 by Ernst & Young LLP.

	2016	2017
Audit Fees	$1,328,902	$1,331,100
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	27,233	5,797
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

See Index to Consolidated Financial Statements in Item 15 of the registrant's Original Form 10-K.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S 1/A (No. 333-113526) filed on May 5, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2018).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
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

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

_____________________________________________

*	Previously filed with the Original Form 10-K.
**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 30, 2018

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer