Form 10-Q
period 2018-03-31
GREENHILL & CO INC
filed 2018-05-10
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑
As of May 1, 2018, there were 25,000,064 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and cash equivalents ($3.9 million restricted from use at both March 31, 2018 and December 31, 2017)	$208,140	$267,646
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million at March 31, 2018 and December 31, 2017, respectively	102,580	64,244
Other receivables	10,770	3,964
Property and equipment, net of accumulated depreciation of $63.0 million and $62.1 million at March 31, 2018 and December 31, 2017, respectively	8,627	8,602
Goodwill	215,541	217,737
Deferred tax asset, net	38,306	42,345
Other assets	15,299	6,279
Total assets	$599,263	$610,817
Liabilities and Equity
Compensation payable	$27,872	$26,022
Accounts payable and accrued expenses	28,817	15,443
Current income taxes payable	11,537	5,311
Secured term loan payable	335,250	339,048
Contingent obligation due selling unitholders of Cogent	14,673	13,763
Deferred tax liability	3,109	2,928
Total liabilities	421,258	402,515
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 44,671,945 and 43,750,170 shares issued as of March 31, 2018 and December 31, 2017, respectively; 26,248,132 and 27,084,520 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	447	438
Restricted stock units	54,871	80,512
Additional paid-in capital	834,692	800,806
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2018 and December 31, 2017; 32,804 shares outstanding as of March 31, 2018 and December 31, 2017	1,958	1,958
Retained earnings	34,631	37,595
Accumulated other comprehensive income (loss)	(23,056)	(22,222)
Treasury stock, at cost, par value $0.01 per share; 18,423,813 and 16,665,650 shares as of March 31, 2018 and December 31, 2017, respectively	(725,538)	(690,785)
Stockholders’ equity	178,005	208,302
Total liabilities and equity	$599,263	$610,817

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, March 31,
	2018	2017
Revenues
Advisory revenues	$86,769	$56,700
Investment revenues	774	229
Total revenues	87,543	56,929
Expenses
Employee compensation and benefits	49,208	44,050
Occupancy and equipment rental	5,289	4,708
Depreciation and amortization	763	786
Information services	2,317	2,412
Professional fees	2,923	1,610
Travel related expenses	3,305	2,720
Other operating expenses	4,722	(2,350)
Total operating expenses	68,527	53,936
Total operating income	19,016	2,993
Interest expense	5,261	819
Income before taxes	13,755	2,174
Provision for taxes	7,387	2,920
Net income (loss)	$6,368	$(746)
Average shares outstanding:
Basic	29,754,957	31,904,270
Diluted	30,198,797	31,904,270
Earnings (loss) per share:
Basic	$0.21	$(0.02)
Diluted	$0.21	$(0.02)
Dividends declared and paid per share	$0.05	$0.45

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$6,368	$(746)
Currency translation adjustment, net of tax	(834)	4,616
Comprehensive income	$5,534	$3,870

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except per share data)

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$438	$414
Common stock issued	9	24
Common stock, end of the period	447	438
Restricted stock units
Restricted stock units, beginning of the period	80,512	85,907
Restricted stock units recognized, net of forfeitures	8,463	40,597
Restricted stock units delivered	(34,104)	(45,992)
Restricted stock units, end of the period	54,871	80,512
Additional paid-in capital
Additional paid-in capital, beginning of the period	800,806	734,728
Common stock issued	33,886	65,231
Tax benefit from the delivery of restricted stock units	—	847
Additional paid-in capital, end of the period	834,692	800,806
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period, as previously reported	37,595	111,798
Cumulative effect of the change in accounting principle related to revenue recognition	(7,645)	—
Retained earnings, beginning of the period, as adjusted	29,950	111,798
Dividends	(1,687)	(47,552)
Net income (loss)	6,368	(26,651)
Retained earnings, end of the period	34,631	37,595
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(22,222)	(32,398)
Currency translation adjustment, net of tax	(834)	10,176
Accumulated other comprehensive income (loss), end of the period	(23,056)	(22,222)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(690,785)	(611,224)
Repurchased	(34,753)	(79,561)
Treasury stock, end of the period	(725,538)	(690,785)
Total stockholders' equity	$178,005	$208,302

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$6,368	$(746)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,339	786
Net investment (gains) losses	(1)	23
Restricted stock units recognized, net	8,463	11,251
Deferred taxes, net	6,529	7,441
Loss (gain) on fair value of contingent obligation	910	(6,005)
Changes in operating assets and liabilities:
Advisory fees receivable	(38,336)	583
Other receivables and assets	(15,823)	(3,064)
Compensation payable	1,850	(22,299)
Accounts payable and accrued expenses	2,825	(314)
Current income taxes payable	6,226	(16,194)
Net cash used in operating activities	(19,650)	(28,538)
Investing activities:
Distributions from investments	—	25
Purchases of property and equipment	(672)	(448)
Net cash used in investing activities	(672)	(423)
Financing activities:
Proceeds from revolving bank loan	—	21,680
Repayment of revolving bank loan	—	(11,750)
Repayment of secured term loan	(4,375)	—
Dividends paid	(1,687)	(15,453)
Purchase of treasury stock	(34,753)	(12,516)
Net cash used in financing activities	(40,815)	(18,039)
Effect of exchange rate changes	1,631	680
Net decrease in cash and cash equivalents	(59,506)	(46,320)
Cash and cash equivalents, beginning of the period	267,646	98,313
Cash and cash equivalents, end of the period	$208,140	$51,993
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,684	$1,072
Cash paid for taxes, net of refunds	$2,042	$14,655

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

Note 2 — Summary of Significant Accounting Policies
Basis of Financial Information
These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP), which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including investment valuations, compensation accruals, income tax expense related to the Tax Cuts and Jobs Act, and other matters. Management believes that the estimates used in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior year information to conform to current year presentation.
The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions.
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2017 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
Revenue Recognition
Advisory Revenues
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018. The Company’s accounting policies for advisory revenues following the adoption of this ASU are included below. Our accounting policies for advisory revenues prior to adopting ASU 2014-09 are included in “Note 2 - Summary of Significant Accounting Policies” in our 2017 Annual Report on Form 10-K filed with the SEC.
The Company recognizes revenue when (or as) services are transferred to clients. Revenue is recognized based on the amount of consideration that management expects to receive in exchange for these services in accordance with the terms of the contract with the client. To determine the amount and timing of revenue recognition, the Company must (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation.
The Company generally recognizes advisory fee revenues for mergers and acquisitions at the earlier of the announcement date or transaction date, as the performance obligation is typically satisfied at such time. Upfront fees and certain retainer fees are generally deferred until the announcement or transaction date as they are considered constrained (subject to significant reversal) prior to the announcement or transaction date. Fairness opinion fees are recognized when the opinion is delivered.
The Company recognizes advisory fee revenues for financing advisory and restructuring engagements as the services are provided to the client, based on terms of the engagement letter. In such arrangements, the Company’s performance obligations are to provide financial and strategic advice throughout an engagement.
The Company recognizes revenues for capital advisory fees when (1) the commitment of capital is secured (primary capital raising transactions) or the sale or transfer of the capital interest occurs (secondary market transactions) and (2) the fees are earned from the client in accordance with terms of the engagement letter. Upfront fees and certain retainer fees are deferred until the commitment is secured or the sale or transfer of the capital interest occurs, as the fees are considered constrained (subject to significant reversal) prior to such time.
As a result of the deferral of certain fees, including the cumulative effect adjustment of $10.2 million recorded upon adoption of ASU 2014-09, deferred revenue (also known as contract liabilities) was $16.8 million and $12.3 million as of March 31, 2018 and January 1, 2018, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. In the three months ended March 31, 2018, the Company recognized $0.1 million of advisory fee revenues that was included in the beginning balance of deferred revenue (contract liabilities).
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $1.2 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. Such reimbursements were reported as both advisory revenues and operating expenses for the three months ended March 31, 2018 and as a reduction to operating expenses for the three months ended March 31, 2017, with no impact to operating income in either period.
Investment Revenues
Investment revenues consist of gains (or losses) on the Company's investments in certain merchant banking funds and interest income. The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. The Company’s revenue recognition for investment revenues, which represent less than 1% of total revenues, was not impacted by the adoption of ASU 2014-09.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash. The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds, commercial paper, Treasury bills and short-term government bonds and are carried at cost plus accrued interest, which approximates the fair value due to the short-term nature of these investments.
Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. See "Note 3 — Cash and Cash Equivalents".
Advisory Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company did not record bad debt expense for either of the three month periods ended March 31, 2018 and March 31, 2017.
Included in the advisory fees receivable balance at March 31, 2018 and December 31, 2017 were $27.6 million and $29.3 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues is interest income related to primary capital advisory engagements of $0.2 million and $0.2 million for the three month periods ended March 31, 2018 and 2017, respectively.

Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
Goodwill
Goodwill is the cost in excess of the fair value of identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating unit is less than the estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
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
Other Assets
Included in other assets in the condensed consolidated statements of financial condition are the Company's investments in merchant banking funds, which are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. At March 31, 2018 and December 31, 2017, the Company had no remaining unfunded commitments. Other assets also includes prepaid retention awards and awards to new employees that require a future service period and are subject to clawbacks if the individual ceases employment prior to a determined date. The awards are amortized over the required service period, which generally does not exceed one year. Other prepaid expenses, rent deposits, intangible assets and other tangible assets are also included in other assets.
Compensation Payable
Included in compensation payable are discretionary compensation awards comprised of accrued cash bonuses and long-term incentive compensation, consisting of deferred cash retention awards, which are non-interest bearing, and generally amortized over a three to five year service period after the date of grant.
Restricted Stock Units
The Company accounts for its share-based compensation payments by recording the fair value of restricted stock units granted to employees as compensation expense. The restricted stock units are generally amortized over a four to five-year service period following the date of grant. Compensation expense is determined based upon the fair value of the Company’s common stock at the date of grant. In certain circumstances the Company issues share-based compensation, which is contingent on achievement of certain performance targets. Compensation expense for performance-based awards begins at the time it is deemed probable that the performance target will be achieved and is amortized into expense over the remaining service period.
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
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. See "Note 7 — Equity".
The Company calculates diluted EPS by dividing net income by the sum of (i) basic shares per above and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required. Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be repurchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. See "Note 8 — Earnings per Share".

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
Foreign Currency Translation
Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the condensed consolidated statements of changes in stockholders' equity. Foreign currency transaction gains and losses are included in the condensed consolidated statements of operations in other operating expenses.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur. See "Note 4 — Fair Value of Financial Instruments".

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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" codifying ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which supersedes the guidance in former ASC 605, Revenue Recognition. The Company adopted this standard on January 1, 2018 utilizing the modified retrospective approach and applied the standard to contracts that were not completed at this time. Upon adoption, certain revenues that were previously recognized as services were provided changed to either point in time recognition or over the term of an engagement. This change in the Company's revenue recognition policy created deferred revenues (also known as contract liabilities) that will be recognized at a point in time as performance obligations are met. The cumulative effect of adopting this ASU on January 1, 2018 was a decrease to retained earnings of $7.6 million (deferred revenue of $10.2 million net of a $2.6 million deferred tax asset). The Company also changed the presentation of certain reimbursed costs from a net presentation prior to adoption to a gross presentation following adoption. For the three months ended March 31, 2018, this resulted in the Company presenting $1.2 million of reimbursed expenses as both advisory revenues and operating expenses in the condensed consolidated statements of operations.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 amends the guidance in former ASC Topic 718, Compensation – Stock Compensation. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016 and the Company adopted these amendments effective on January 1, 2017. The impact of ASU No. 2016-09 resulted in a net increase to the provision for income taxes during the three month periods ending March 31, 2018 and 2017 related to excess tax benefits and tax deficiencies for its restricted stock unit compensation, which under the prior standard was recorded as an adjustment to stockholder's equity. See "Note 9 — Income Taxes".
Accounting Developments
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities for operating leases, among other changes. Management is currently evaluating the impact of the future adoption of ASU 2016-02 on the Company’s consolidated financial statements. The standard is effective for the Company on January 1, 2019.

Note 3 — Cash and Cash Equivalents
The carrying values of the Company's cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2018	2017
	(in thousands)
	(unaudited)
Cash	$70,262	$70,459
Cash equivalents	134,018	193,315
Restricted cash - letters of credit	3,860	3,872
Total cash and cash equivalents	$208,140	$267,646
The carrying value of the Company's cash equivalents approximates fair value. See "Note 4 — Fair Value of Financial Instruments".
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. There were no Level 1 liabilities or Level 2 assets or liabilities measured at fair value during the three month period ended March 31, 2018 and the year ended December 31, 2017. There were no Level 3 assets measured at fair value during the three month period ended March 31, 2018 and the year ended December 31, 2017.
In connection with the acquisition in April 2015 of Cogent Partners, LP and its affiliates ("Cogent") (now known as the secondary capital advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the "Earnout"). The cash payment and the issuance of common shares related to the Earnout will be made if secondary capital advisory revenues of $80.0 million or more are earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary capital advisory business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout. If the revenue target is achieved during the second two year period ending on March 31, 2019, the contingent consideration will be paid promptly after that date. If the revenue target is not achieved during the remaining two year earnout period, a payment will not be made. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. At March 31, 2018, based on changes in the estimated probability of achievement and the present value of the remaining term, the contingent cash consideration was valued at $14.7 million. Due to the remeasurement of the likelihood of achievement of the Earnout for the three month periods ended March 31, 2018 and March 31, 2017, the Company recognized an increase in other operating expenses of $0.9 million and a decrease in other operating expenses of $6.0 million, respectively. See "Note 9 — Earnings per Share".
The following tables set forth the measurement at fair value on a recurring basis of the investments in money market fund and U.S. government securities. The securities are categorized as a Level 1 asset, as their valuation is based on quoted prices for identical assets in active markets. See "Note 3 — Cash and Cash Equivalents".
Assets Measured at Fair Value on a Recurring Basis as of March 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018
	(in thousands, unaudited)
Assets
Cash and cash equivalents	$134,018	$—	$—	$134,018
Total	$134,018	$—	$—	$134,018

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Assets
Cash and cash equivalents	$193,315	$—	$—	$193,315
Total	$193,315	$—	$—	$193,315
The following tables set forth the measurement at fair value on a recurring basis of the contingent cash consideration due to the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the acquisition of Cogent and is categorized as a Level 3 liability, which is remeasured each quarterly period based on the probability of achieving the target revenue threshold and weighted average discount rate as discussed below.

Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$14,673	$14,673
Total	$—	$—	$14,673	$14,673
Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,763	$13,763
Total	$—	$—	$13,763	$13,763
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three month period ended March 31, 2018 are as follows:

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of March 31, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at March 31, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$13,763	$(910)	$—	$—	$—	$—	$—	$14,673	$(910)
Total	$13,763	$(910)	$—	$—	$—	$—	$—	$14,673	$(910)

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three month period ended March 31, 2017 are as follows:

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of March 31, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at March 31, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$15,095	$6,005	$—	$—	$—	$—	$—	$9,090	$6,005
Total	$15,095	$6,005	$—	$—	$—	$—	$—	$9,090	$6,005
Realized and unrealized gains (losses) are reported as a component of other operating expenses in the condensed consolidated statements of operations.
The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of March 31, 2018:

	Fair Value as of March 31, 2018	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$14,673	Present value of expected payments	Discount rate		12.5%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of March 31, 2018 was principally based on the acquired business' actual and projected revenue generation from April 1, 2017 through March 31, 2019.
Valuation Processes - Level 3 Measurements - The Company utilizes a valuation technique based on a present value method applied to the probability of achieving a range of potential revenue outcomes. The valuation was conducted by the Company. The Company updates unobservable inputs each reporting period and has a formal process in place to review changes in fair value.
Sensitivity Analysis - Level 3 Measurements - The significant unobservable inputs used in determining fair value are the discount rate and forecast revenue information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement, respectively. Significant increases (decreases) in the forecast revenue information would result in a higher (lower) fair value measurement, respectively. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other inputs.

Note 5 — Related Parties
At March 31, 2018 and December 31, 2017, the Company had no amounts receivable from or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.02 million for each of the three month periods ended March 31, 2018 and 2017.

Note 6 — Loan Facilities
In October 2017, as part of a recapitalization plan, the Company entered into a new credit agreement with a syndicate of lenders, who lent a principal amount of $350.0 million under a five-year secured term loan facility ("Term Loan Facility) and provided a three-year secured revolving credit facility ("Revolving Loan Facility") for $20.0 million, which was undrawn at closing. The Term Loan Facility and the Revolving Loan Facility together are referred to as the "Secured Loan Facilities". In conjunction with the borrowings under the Secured Loan Facilities, the Company incurred expenses of $11.5 million, consisting of original issue discount of $1.75 million and deferred financing costs of $9.8 million, which were recorded as a reduction in the initial carrying value of the Term Loan Facility. The closing costs of the Secured Loan Facilities are being amortized into interest expense over the lives of the obligations. In conjunction with the borrowing of the Term Loan Facility, the Company used a portion of the proceeds to repay in full outstanding borrowings under the previously existing revolving bank loan facility.
As of March 31, 2018 and December 31, 2017, the Term Loan Facility carrying value was $335.3 million and $339.0 million, respectively, and no amounts were outstanding under the Revolving Loan Facility at either date. The carrying value of the Term Loan Facility, excluding the unamortized debt issuance costs that are presented as a reduction to the debt principal balance, approximated the fair value. As the borrowings are not accounted for at fair value, their fair value is not included in the Company's fair value hierarchy in "Note 4 — Fair Value of Financial Instruments," however, had these borrowings been included, they would have been classified in Level 2. For the three months ended March 31, 2018, the Company incurred interest expense of $5.3 million, of which $0.6 million related to the amortization of the debt issuance costs. For the three months ended March 31, 2017, the Company incurred interest expense of $0.8 million related to bank loan borrowings, which were repaid as part of the October 2017 recapitalization.
Borrowings under the Secured Loan Facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Borrowings under the Secured Loan Facilities had a weighted average interest rate for the three months ended March 31, 2018 of 5.35%. The Term Loan Facility requires quarterly principal amortization payments of $4.375 million which began on March 31, 2018 and continue through September 30, 2018 and $8.75 million (or $35.0 million annually) beginning December 31, 2018 through September 30, 2022 with the remaining balance of the Term Loan Facility due at maturity on October 12, 2022. In addition, beginning for the year ended December 31, 2018, the Company is required to make annual repayments of principal on the Term Loan Facility within ninety days of year end of 50% of its annual excess cash flow as defined in the credit agreement. The Company is also required to repay certain amounts of the Term Loan Facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
During the three months ended March 31, 2018, the Company made a mandatory principal payment of $4.375 million. All mandatory repayments of the Term Loan Facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the Term Loan Facility will be permitted. In the event that all or any portion of the Term Loan Facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such repayment, prepayment, refinancing, or repricing will be at 101.0% of the principal amount so repaid, prepaid, refinanced or repriced.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company's existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company's ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company's borrowings under the revolving loan facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At March 31, 2018, the Company was compliant with all loan covenants.

Note 7 — Equity
On March 21, 2018, a dividend of $0.05 per share was paid to stockholders of record on March 7, 2018. Dividends for the three months ended March 31, 2018 include a dividend equivalent payment of $0.3 million related to outstanding restricted stock units. During the three month period ended March 31, 2017 a dividend of $0.45 per share was paid to stockholders and a dividend equivalent payment of $2.1 million was made, which related to outstanding restricted stock units, and was included in dividends.
In October 2017, the Company commenced a recapitalization plan to repurchase up to $285.0 million of its common stock. During the three month period ended March 31, 2018, the Company repurchased 1,054,968 shares of common stock through a modified Dutch auction tender offer and an additional 341,742 common shares through open market transactions. In aggregate during the first quarter of 2018, in conjunction with its recapitalization plan, the Company repurchased 1,396,710 shares of its common stock at an average price of $20.12 per share, for a total cost of $28.1 million.
In addition, during the three months ended March 31, 2018, 918,073 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 361,453 shares from employees at the time of vesting to settle tax liabilities at an average price of $18.40 per share for a total cost of $6.7 million.
During the three months ended March 31, 2017, 1,014,271 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 423,556 shares at an average price of $29.55 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2018		2017
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$6,368		$(746)
Denominator for basic EPS — weighted average number of shares	29,755		31,904
Add — dilutive effect of:
Restricted stock units	444	(1)	—	(2)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	30,199		31,904
Earnings (loss) per share:
Basic EPS	$0.21		$(0.02)
Diluted EPS	$0.21		$(0.02)
The weighted number of shares and dilutive potential shares do not include 334,048 shares of common stock, which will be issued to certain selling unitholders of Cogent, following the fourth anniversary of the acquisition if the revenue target related to the Earnout is achieved. In the event that the revenue target is achieved, such shares will be included in the Company’s share count in the period the revenue target is achieved. If the revenue target is not achieved, such shares of common stock will not be issued. See "Note 4 — Fair Value of Financial Instruments".
________________________
(1) Excludes the incremental shares that would be issued if the treasury stock method was applied to 1,255,997 outstanding restricted stock units that were antidilutive for the three months ended March 31, 2018, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
(2) Excludes the incremental shares that would be issued if the treasury stock method was applied to 2,722,509 outstanding restricted stock units that were antidilutive for the three months ended March 31, 2017, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.

Note 9 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
Effective in 2017, the Company was subject to a new accounting pronouncement which requires it to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the three months ended March 31, 2018 and 2017 include net charges of $3.9 million and $2.1 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value in excess of their grant price.
In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and made significant changes to U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate from 35% to 21% beginning in 2018 and implementing a territorial-type tax system with a minimum tax for certain foreign earnings beginning in 2018.

Based on the Company's historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to future taxable income.
Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income (loss), net of tax, in the condensed consolidated statements of changes in stockholders' equity and the condensed consolidated statements of comprehensive income.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer's facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of March 31, 2018, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2018, G&Co’s net capital was $7.8 million, which exceeded its requirement by $6.6 million. G&Co’s aggregate indebtedness to net capital ratio was 2.2 to 1 at March 31, 2018. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GC LP is also subject to the Rule. GCI, GCE and the European affiliate of GC LP are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of March 31, 2018, GCI, GCE, GC LP, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On April 25, 2018, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on June 20, 2018 to the common stockholders of record on June 6, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Greenhill", “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and subsequent Forms 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the various risks outlined under “Risk Factors” in our 2017 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
Over our 22 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the recruitment of a team of managing directors focused on real estate capital advisory services, through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent Partners, LP, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil and Spain. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2018, we recruited a Vice Chairman and Co-Head of North American Financing Advisory and Restructuring to expand our practice in this business. In addition, year to date in 2018 we have recruited 6 additional managing directors for the New York office to expand our sector coverage of consumer products, insurance, midstream energy, real estate, telecommunications and transportation. As of May 3, 2018, we had 71 client facing managing directors including those whose recruitment we had announced through that date.
In September 2017, we announced plans for a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our then current equity valuation, existing tax rates and existing opportunities in the credit market. Under that plan, the net proceeds from term loan borrowings and proceeds from the purchase of our common stock by each of our Chairman and Chief Executive Officer were intended to be used to repurchase up to $285.0 million of our common stock (the "Recapitalization"). As of April 30, 2018, we had purchased a total of 6.39 million shares since our September 2017 recapitalization announcement, at an average cost of $18.35 per share, for a total cost of $117.3 million. This represents 41% of the $285 million in share repurchases we set as our objective last September, and leaves us with $167.7 million remaining to be spent on repurchases. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2017 Form 10-K filed with the Securities and Exchange Commission.
Global deal activity in the first three months of 2018 as compared to the same period in the prior year was relatively weak in terms of transaction completions, while announcements increased for larger transactions. For the three months ended March 31, 2018, the number of completed transactions globally decreased by 6% versus the prior year, which was also a weak quarter relative to prior years, while the volume of completed transactions (reflecting the sum of all transaction sizes) decreased by 12%. The number of announced transactions globally decreased by 1% in the first quarter of 2018 versus the same period in the prior year, while the volume of announced transactions increased by 79%.1 Notwithstanding the relatively soft start to the year in terms of the number of deal transaction completions and announcements, we view the conditions favorable for M&A activity globally, particularly for the larger transactions that have historically been our focus.
We reported record first quarter advisory revenues of $86.8 million in the first quarter of 2018. Our total revenues were $87.5 million in the three months ended March 31, 2018 compared to $56.9 million in the three months ended March 31, 2017, an increase of $30.6 million, or 54%. The increase principally resulted from an increase in completion fees, particularly in Europe, that were significantly larger in scale than the same period in the prior year, offset in part by a decrease in announcement fees.
We view our operating profit margin as a key measure of operating performance. As a result of our increased revenues in the first quarter of 2018 as compared to the same period in 2017, our operating income for the three months ended March 31, 2018 improved to $19.0 million, representing an operating profit margin of 22% for the first quarter of 2018 as compared to operating income of $3.0 million, representing an operating profit margin of 5%, for the first quarter of 2017. The main driver to our operating performance is our generation of revenue, and with increased revenues in the first quarter of 2018, we were able to return to our historic range of operating profit margins for years prior to 2017. While we cannot predict our operating profit margin for any future period, our annual operating profit margin has ranged from 18% to 27% over four of the past five calendar years, except for 2017 when it was 3%.
We believe our business performance is best measured over longer periods of time, as we generally experience significant variations in revenues and profits from quarter to quarter. These variations can generally be attributed to the fact that our revenues are typically earned in large amounts upon the successful completion of a transaction or restructuring or closing of a fund, the timing of which is uncertain and is not subject to our control. Accordingly, revenues, operating income and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of May 3, 2018.

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
We generated $87.5 million in revenues in the first quarter of 2018 compared to $56.9 million in the first quarter of 2017, an increase of $30.6 million, or 54%. The increase principally resulted from an increase in completion fees, particularly in Europe, that were significantly larger in scale than the same period in the prior year, offset in part by a decrease in announcement fees.

Effective January 1, 2018, we adopted new guidance on revenue recognition, which resulted in revenue and expense both increasing by $1.2 million in the current quarter related to the financial statement presentation of reimbursed client expenses. Total operating income was not impacted by this change. Further, as a result of the adoption of the new guidance, we recognized additional revenue of $4.7 million in the current quarter related to certain transactions, which met all material conditions for completion in the quarter but closed in the subsequent quarter. Prior to January 1, 2018, revenue was generally recognized on the closing date of each transaction. As provided for under the new accounting guidance, periods prior to January 1, 2018 were not restated to reflect the new guidance on revenue recognition.
Transactions on which we advised that were announced and/or completed in the first quarter of 2018 included:

•	the sale of Capvis Equity Partners AG's portfolio company, Faster Group, to Sun Hydraulics Corporation;

•	the representation of Danone S.A. in connection with renewing its strategic partnership with Yakult Honsha Co., LTD and selling part of its stake in Yakult Honsha Co., LTD;

•	the acquisition by Equiniti Group plc of Wells Fargo & Company's Shareowner Services business;

•	the buyout by GlaxoSmithKline plc of Novartis's stake in their Consumer Health Joint Venture;

•	the acquisition by Inchcape PLC of Grupo Rudelman;

•	the representation of Ladbrokes Coral Group PLC in connection with a recommended offer from GVC Holdings PLC;

•
the representation of Lonmin PLC in connection with amending its debt facilities to support the review and implementation of its strategic options, including the recommended offer by Sibanye-Stillwater announced in December 2017;

•
the representation of the Special Committee and the Board of Trustees of Pure Industrial Real Estate Trust to provide a fairness opinion in connection with its agreement to be acquired by Blackstone Group L.P.;

•	the acquisition by Super Retail Group of Macpac;

•	the merger of Tesco PLC with Booker Group plc;

•	the acquisition by Total System Services, Inc. of Cayan, LLC;

•	the acquisition by Welbilt Inc. of Avaj International Holding AB ("Crem® International"); and

•	the representation of Willbros Group, Inc. in connection with its agreement to be acquired by Primoris Services Corporation.

During the first quarter of 2018, our global capital advisory group advised real estate fund general partners on one interim closing and one final closing of capital commitments from institutional investors. Our secondary capital advisory group advised institutional investors on 40 closings of sales of limited partnership interests in secondary market transactions.
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

Operating Expenses
We classify operating expenses as employee compensation and benefits expenses and non-compensation operating expenses. Non-compensation operating expenses include costs for office space, information services, professional fees, recruiting, travel and entertainment, insurance, communications, depreciation and amortization, and other operating expenses.
Our total operating expenses for the first quarter of 2018 were $68.5 million, which compared to $53.9 million of total operating expenses for the first quarter of 2017. The increase in total operating expenses of $14.6 million, or 27%, resulted from increases in both our compensation and benefits expenses and non-compensation expenses, both as described in more detail below. Our operating profit margin for the three months ended March 31, 2018 was 22% as compared to 5% for the same period in 2017.
The following table sets forth information relating to our operating expenses. As a result of the adoption of the new revenue recognition guidance, beginning in the first quarter of 2018, reimbursed client expenses are reported as a component of advisory revenues and are no longer netted against operating expenses. As provided for in the new revenue recognition accounting guidance, we elected to continue to report operating expenses net of reimbursement of client expenses for 2017.

	For the Three Months Ended March 31,
	2018	2017
	(in millions, unaudited)
Employee compensation and benefits expenses	$49.2	$44.1
% of revenues	56%	77%
Non-compensation operating expenses	19.3	9.9
% of revenues	22%	17%
Total operating expenses	68.5	53.9
% of revenues	78%	95%
Total operating income	19.0	3.0
Operating profit margin	22%	5%
Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the first quarter of 2018 were $49.2 million, which reflected a 56% ratio of compensation to revenues. This amount compared to $44.1 million for the first quarter of 2017, which reflected a 77% ratio of compensation to revenues. The increase of $5.1 million, or 12%, was principally attributable to the accrual of a larger annual bonus amount related to the significantly higher revenues generated during the period.
The decrease in the ratio of compensation to revenues during the first quarter of 2018 as compared to the same period in 2017 is a function of the increased level of revenue and returns our compensation ratio to within its historic range.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Operating Expenses
Our non-compensation expenses were $19.3 million in the first quarter of 2018 compared to $9.9 million in the first quarter of 2017, representing an increase of $9.4 million, or 95%. The increase in our non-compensation operating expenses principally related to the remeasurement of the Cogent earnout. As of March 31, 2017, the revenue generated by our secondary placement business to achieve the Cogent earnout for the two year period then ended was slightly less than the revenue target required, which resulted in the recognition of a $6.0 million benefit during the first quarter of 2017 related to the remeasurement of the likelihood of the secondary placement business achieving its earnout award during the second two year period ended March 31, 2019. In the first quarter of 2018, we recognized a charge of $0.9 million due to an increase in the likelihood that the revenue target for earnout for the two year period ended March 31, 2019 would be achieved.
Without the remeasurement of the Cogent earnout, our non-compensation operating expenses would have been $18.4 million and $15.9 million for the three months ended March 31, 2018 and 2017, respectively. Furthermore, as a result of adopting the new revenue accounting standard, effective in the first quarter of 2018, the presentation of revenue and expenses was modified to report reimbursed client expenses of $1.2 million as a component of advisory revenues and these expenses were no longer netted against operating expenses. As noted above, we elected to continue to report operating expenses net of reimbursement of client expenses for 2017. Other increases in non-compensation operating expenses in the first quarter of 2018 as compared to the same period in the prior year related to larger charges for professional fees and greater foreign exchange losses associated with financing of our foreign investments.
Non-compensation operating expenses as a percentage of revenues for the three months ended March 31, 2018 were 22% compared to 17% (or 28% without the earnout adjustment referred to above) for the same period in 2017. The decrease in non-compensation expenses as a percentage of revenues in the first quarter of 2018 as compared to the same period in 2017, as adjusted for the Cogent earnout, principally resulted from the benefit of spreading slightly higher non-compensation costs over significantly higher revenues.

Our non-compensation operating expenses as a percentage of revenues can vary as a result of a variety of factors including fluctuation in revenue amounts, changes in headcount, the amount of recruiting and business development activity, the amount of office expansion, the amount of client reimbursed expenses, costs associated with acquisitions, currency movements and other factors, such as the contingent earnout. Accordingly, the non-compensation expenses as a percentage of revenues in any particular period may not be indicative of the non-compensation expenses as a percentage of revenues in future periods.

Interest Expense
For the three months ended March 31, 2018, we incurred interest expense of $5.3 million as compared to $0.8 million for the same period in 2017. The increase in interest expense during 2018 related to borrowings under the new term loan facility, which was drawn down in October 2017 as part of the recapitalization plan we announced in September 2017.

The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Further, we are required under the term loan facility to make quarterly amortization payments and, beginning in 2019, an annual prepayment based on a calculation of our excess cash flow. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods.

Provision for Income Taxes
For the first quarter of 2018, the provision for income taxes was $7.4 million as compared to a provision for income taxes for the first quarter of 2017 of $2.9 million. The provision for income taxes for the three months ended March 31, 2018 and 2017 included charges of $3.9 million and $2.1 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of the awards at the time of the vesting. Excluding these charges, the provision for income taxes for the three months ended March 31, 2018 and 2017 would have been $3.5 million, or an effective tax rate of 25%, and $0.8 million, or an effective tax rate of 37%, respectively.

The decrease in the effective tax rate in the first quarter of 2018, excluding the charge related to the vesting of the restricted stock awards, principally related to the Tax Cuts and Jobs Act (the "Tax Act"), which reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. The effective tax rate in the first quarter of 2018 was also impacted by an increase in the proportion of estimated annual global earnings generated by the U.K., which imposes tax at a statutory rate of 19%, offset by other effects of the Tax Act, which increased the effective tax rate.

The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity. At March 31, 2018, we had cash and cash equivalents of $208.1 million.
We generate substantially all of our cash from advisory fees. Following the Recapitalization, we plan to use our cash primarily for recurring operating expenses, the service of our debt under the new term loan facility, the repurchase of our common shares under our share repurchase plan, and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt service payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2018, we had advisory fees receivable of $102.6 million, including long-term receivables related to our primary capital advisory engagements of $27.6 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Through April 30, 2018, we have paid to our employees cash bonuses and accrued benefits of $14.4 million relating to compensation accrued at December 31, 2017. In addition, through April 30, 2018, we paid $1.5 million related to income taxes owed principally in the U.S. for the year ended December 31, 2017.
As part of our Recapitalization, in October 2017, we entered into a new credit agreement with a syndicate of lenders, who loaned us $350.0 million under a five-year secured term loan facility and provided us with a three-year secured revolving credit facility for $20.0 million, which was undrawn at closing and has remained undrawn through March 31, 2018. Borrowings under the new credit facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Our borrowing rates during the first quarter of 2018 ranged from 5.1% to 6.1%. The term loan requires mandatory quarterly principal amortization payments of $4.375 million, which began on March 31, 2018 and will continue through September 30, 2018 and of $8.75 million (or $35.0 million annually) beginning December 31, 2018 and continuing through September 30, 2022 with the remaining balance of the term loan due at maturity on October 12, 2022. The first mandatory term loan payment was made on March 31, 2018. In addition, beginning for the year ended December 31, 2018, we are required to make annual repayments of principal on the term loan of 50% of our excess cash flow as defined in the credit agreement. Since the excess cash flow payment for 2018 is based on our annual financial performance for the year (which takes into account the Earnout payment due to former shareholders of Cogent), we are currently not able to estimate the amount of payment, if any, that may be payable on March 31, 2019. We are also required to repay certain amounts of the term loan in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
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
The new term and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At March 31, 2018, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
The new $20.0 million revolving loan facility is available to use for working capital needs and other general corporate purposes. No scheduled principal payments will be required on amounts drawn on the three year revolving loan facility until the maturity date of that facility in October 2020. Any borrowings under the new revolving loan facility may be repaid and reborrowed.
As additional contingent consideration for the purchase of Cogent in April 2015, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. Pursuant to the terms of the purchase agreement, the cash payment and the issuance of common shares occurs if our secondary fund placement business achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019). For the two-year period ended March 31, 2017, the revenue generated by our secondary placement business was slightly less than revenue target required to achieve the Earnout during the first two-year period. If the revenue target is achieved during the two-year period ended March 31, 2019, the contingent consideration will be paid promptly after that date. In the event the Earnout is achieved, we expect the cash payment will be funded from our cash and cash equivalents balance. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Results - Non-Compensation Expenses".
As a result of the enactment of the Tax Act, we calculate the amount of incremental tax owed, if any, on our foreign earnings on a current basis and consequently, we are able to repatriate foreign cash without any further tax burden. We intend to repatriate our foreign cash subject to our estimated operating needs in our foreign jurisdictions, our needs for additional cash in the U.S. and other global cash management purposes.
As part of the Recapitalization, our Board of Directors provided us with authority to repurchase up to $285.0 million of our common stock through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement), potential obligations under the Earnout, and other factors we deem relevant. Pursuant to that authority, in 2017, we repurchased 3,434,137 shares of our common stock through a fixed price tender offer at $17.25 per share, and an additional 343,411 common shares through open market transactions, or in aggregate 3,777,548 common shares at an average price of $17.41 per share, for a total cost of $65.8 million. In the first quarter of 2018, we continued our repurchase plan with the repurchase of 1,054,968 common shares at a purchase price of $20.50 per share through a modified Dutch auction tender offer, and an additional 341,742 common shares through open market transactions, or in aggregate 1,396,710 shares of our common stock at an average price of $20.12 per share, for a total cost of $28.1 million. Additionally, during April 2018, we repurchased 1,216,138 common shares at an average price of $19.26 per share, for a total cost of $23.4 million. As of April 30, 2018, we have repurchased 6,390,396 common shares at an average price of $18.35 per share, for a total cost of $117.3 million, since the commencement of our repurchase plan, which represents approximately 41% of the repurchases authorized, and we have remaining authorization under our share repurchase plan of $167.7 million, which we intend to implement through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. Our credit agreement limits our share repurchase program to $285.0 million, subject to certain exceptions, and once the share repurchase program is completed, we expect to refrain from share repurchases (although we expect to continue to make repurchases of share equivalents through tax withholding on vesting restricted stock units) for a period of time in order to focus cash flow on debt repayment.
In addition, in February 2018, we were deemed to have repurchased 361,453 shares of our common stock at a price of $18.40 per share, for a total cost of $6.7 million, in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a four to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at April 30, 2018, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $46.2 million (as calculated based upon the closing share price as of April 30, 2018 of $20.30 per share and assuming a withholding tax rate of 39% consistent with our recent experience) over the next five years, of which an additional $2.7 million remains payable in 2018, $11.2 million will be payable in 2019, $11.9 million will be payable in 2020, $8.0 million will be payable in 2021, and $12.4 million will be payable in 2022. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock (if any) with operating cash flow to the extent the amount is less than $20.0 million per year as permitted under the credit agreement, we are unable to predict the timing or magnitude of our share repurchases. To the extent future repurchases are expected to exceed the amount allowable under the credit agreement, we will seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of its long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at April 30, 2018, we estimate payments of $24.1 million over the next five years, of which $3.1 million remains payable in 2018, $7.2 million will be payable in 2019, $10.1 million will be payable in 2020, $2.8 million will be payable in 2021, $0.8 million will be payable in 2022 and $0.1 million will be payable in 2023. We will realize a corporate income tax deduction at the time of payment.
In order to improve tax efficiency and accelerate the future payment of debt related to our Recapitalization, we elected to substantially reduce our quarterly dividend beginning in the fourth quarter of 2017. Under the credit agreement, we are permitted to make aggregate annual dividend distributions of up to $5.0 million, with any amounts not distributed in any particular year available for carryover to future years. During 2018, we have declared quarterly dividends of $0.05 per common share payable in March and June 2018. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement, potential obligations under the Earnout, and other factors as our Board of Directors may deem relevant.
At April 30, 2018, we had cash and cash equivalents of approximately $188.7 million, a term loan principal balance of $345.6 million and there were no drawings under our revolving loan facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. To fund the repurchases of our common stock, we have invested a portion of our cash in readily marketable obligations issued or directly and fully guaranteed by the government or any agency of instrumentality of the U.S., having average maturities of not more than twelve months or other liquid investments each as permitted under the credit agreement.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, tax obligations, interest and principal payments on our loan facilities, common dividend payments, share repurchases related to the tax settlement payments upon the vesting of the RSUs, deferred cash compensation payments, potential obligation under the Earnout and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our cash flow will be sufficient to allow us to make timely principal and interest payments under the credit agreement. If we are unable to fund our debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Cash Flows
In the three months ended March 31, 2018, our cash and cash equivalents decreased by $59.5 million from December 31, 2017, net of an increase of $1.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $19.7 million for operating activities, which consisted of $23.6 million from net income after giving effect to non-cash items, offset by a net increase in working capital of $43.3 million, principally from an increase in accounts receivables due to multiple transaction closings late in the first quarter of 2018. We used $0.7 million in investing activities to fund equipment purchases and leasehold improvements. We used $40.8 million in financing activities, including $28.1 million for open market repurchases of our common stock, $6.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $4.4 million for the quarterly principal payment on the secured term loans and $1.7 million for the payment of dividends.

In the three months ended March 31, 2017, our cash and cash equivalents decreased by $46.3 million from December 31, 2016, including an increase of $0.7 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $28.5 million for operating activities, which consisted of $12.8 million from net income after giving effect to non-cash items offset by a net increase in working capital of $41.3 million, principally from payment of annual bonuses and accrued income taxes. We used $0.4 million in investing activities to fund equipment purchases and leasehold improvements. We used $18.0 million in financing activities, including $15.5 million for the payment of dividends, $12.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, offset in part by the net borrowings of $9.9 million on our revolving bank loan facility.

Off-Balance Sheet Arrangements
We do not invest in off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Market Risk
Our operating cash is principally limited to depository accounts and short-term cash investments, which we believe do not face any material interest rate risk, equity price risk or other market risk. We maintain our operating cash with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The remaining net proceeds from the Recapitalization are invested in government securities with short durations or in short term liquid assets with high credit ratings, both as permitted under the credit agreement. We do not believe these investments are exposed to significant credit risk due to the quality of the institutions in which the funds are invested.
We monitor the quality of our investments on a regular basis and may choose to diversify such investments to mitigate perceived market risk. Our cash and cash equivalents are denominated in U.S. dollars, Australian dollars, Canadian dollars, pound sterling, euros, yen, Swedish krona and Brazilian real, and we face foreign currency risk in our cash balances held in accounts outside of the United States due to potential currency movements and the associated foreign currency translation accounting requirements. We currently do not hedge our foreign currency exposure, but we may do so if we expect we will need to fund U.S. dollar obligations with foreign currency.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange in the major markets in which we operate between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 73% of our revenues for the three months ended March 31, 2018 were denominated) and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the three months ended March 31, 2018, as compared to the same period in 2017, the value of the U.S. dollar weakened relative to the pound sterling, the Australian dollar and the euro. In aggregate, although there was a positive impact on our revenues in the first three months of 2018 as compared to the same period in 2017 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant due to the timing of receipts and the mix of currencies we received, including the negotiation for the payment of certain foreign transaction fees in U.S. dollars. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the first quarter 2018:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January	319,736	$18.93	319,736	$213,171,934
February	22,006	$18.96	22,006	212,754,806
March	1,054,968	$20.50	1,054,968	191,127,962
Total	1,396,710		1,396,710	$191,127,962
_____________________________________________

(1)
Includes 1,054,968 shares we repurchased in the first quarter of 2018 pursuant to a modified Dutch auction tender offer at a purchase price of $20.50 per share, which closed on March 14, 2018. Excludes 361,453 shares we are deemed to have repurchased in the first quarter of 2018 at an average price of $18.40 per share, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
Effective September 25, 2017, our Board of Directors authorized the repurchase of up to $285,000,000 of our common stock in conjunction with our recapitalization plan. During 2017, we repurchased 3,777,548 shares under our recapitalization plan with an aggregate purchase price of $65,776,284.

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
Dated: May 10, 2018

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1