Form 10-Q
period 2018-06-30
GREENHILL & CO INC
filed 2018-08-08
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 31, 2018, there were 22,565,511 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

		Page
PART I.	Financial Information
1.	Financial Statements
	Condensed Consolidated Statements of Financial Condition as of June 30, 2018 (unaudited) and December 31, 2017	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2018 (unaudited) and the year ended December 31, 2017	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	29

4.	Controls and Procedures	29

PART II.	Other Information
1.	Legal Proceedings	29

1A.	Risk Factors	29

2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

3.	Defaults Upon Senior Securities	29

4.	Mine Safety Disclosures	29

5.	Other Information	29

6.	Exhibits	E-1

Signatures		II-1

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and cash equivalents ($3.8 million and $3.9 million restricted from use at June 30, 2018 and December 31, 2017, respectively)	$149,286	$267,646
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million at June 30, 2018 and December 31, 2017, respectively	98,899	64,244
Other receivables	4,400	3,964
Property and equipment, net of accumulated depreciation of $43.9 million and $62.1 million at June 30, 2018 and December 31, 2017, respectively	8,116	8,602
Goodwill	211,417	217,737
Deferred tax asset, net	40,183	42,345
Other assets	12,483	6,279
Total assets	$524,784	$610,817
Liabilities and Equity
Compensation payable	$40,203	$26,022
Accounts payable and accrued expenses	21,951	15,443
Current income taxes payable	7,851	5,311
Secured term loan payable	331,451	339,048
Contingent obligation due selling unitholders of Cogent	17,354	13,763
Deferred tax liability	3,409	2,928
Total liabilities	422,219	402,515
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 44,823,361 and 43,750,170 shares issued as of June 30, 2018 and December 31, 2017, respectively; 22,873,749 and 27,084,520 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	448	438
Restricted stock units	55,843	80,512
Additional paid-in capital	840,249	800,806
Exchangeable shares of subsidiary; 257,156 shares issued as of both June 30, 2018 and December 31, 2017; 32,804 shares outstanding as of both June 30, 2018 and December 31, 2017	1,958	1,958
Retained earnings	43,714	37,595
Accumulated other comprehensive income (loss)	(29,461)	(22,222)
Treasury stock, at cost, par value $0.01 per share; 21,949,612 and 16,665,650 shares as of June 30, 2018 and December 31, 2017, respectively	(810,186)	(690,785)
Stockholders’ equity	102,565	208,302
Total liabilities and equity	$524,784	$610,817

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2018	2017	2018	2017
Revenues
Advisory revenues	$88,051	$67,038	$174,820	$123,738
Investment revenues	445	231	1,219	460
Total revenues	88,496	67,269	176,039	124,198
Expenses
Employee compensation and benefits	48,438	38,843	97,646	82,893
Occupancy and equipment rental	5,508	5,290	10,797	9,998
Depreciation and amortization	717	760	1,480	1,546
Information services	2,652	2,222	4,969	4,634
Professional fees	2,247	2,001	5,170	3,611
Travel related expenses	3,492	3,494	6,797	6,214
Other operating expenses	5,986	4,294	10,708	1,944
Total operating expenses	69,040	56,904	137,567	110,840
Total operating income	19,456	10,365	38,472	13,358
Interest expense	5,594	789	10,855	1,608
Income before taxes	13,862	9,576	27,617	11,750
Provision for taxes	3,349	3,331	10,736	6,251
Net income	$10,513	$6,245	$16,881	$5,499
Average shares outstanding:
Basic	26,992,652	31,933,830	28,545,545	32,151,409
Diluted	27,921,821	31,977,479	29,224,878	32,251,500
Earnings per share:
Basic	$0.39	$0.20	$0.59	$0.17
Diluted	$0.38	$0.20	$0.58	$0.17
Dividends declared and paid per share	$0.05	$0.45	$0.10	$0.90

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$10,513	$6,245	$16,881	$5,499
Currency translation adjustment, net of tax	(6,405)	2,115	(7,239)	6,731
Comprehensive income	4,108	8,360	9,642	12,230

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except per share data)

	Six Months Ended June 30,	Year Ended December 31,
	2018	2017
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$438	$414
Common stock issued	10	24
Common stock, end of the period	448	438
Restricted stock units
Restricted stock units, beginning of the period	80,512	85,907
Restricted stock units recognized, net of forfeitures	15,243	40,597
Restricted stock units delivered	(39,912)	(45,992)
Restricted stock units, end of the period	55,843	80,512
Additional paid-in capital
Additional paid-in capital, beginning of the period	800,806	734,728
Common stock issued	39,443	65,231
Tax benefit from the delivery of restricted stock units	—	847
Additional paid-in capital, end of the period	840,249	800,806
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period, as previously reported	37,595	111,798
Cumulative effect of the change in accounting principle related to revenue recognition	(7,645)	—
Retained earnings, beginning of the period, as adjusted	29,950	111,798
Dividends	(3,117)	(47,552)
Net income (loss)	16,881	(26,651)
Retained earnings, end of the period	43,714	37,595
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(22,222)	(32,398)
Currency translation adjustment, net of tax	(7,239)	10,176
Accumulated other comprehensive income (loss), end of the period	(29,461)	(22,222)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(690,785)	(611,224)
Repurchased	(119,401)	(79,561)
Treasury stock, end of the period	(810,186)	(690,785)
Total stockholders' equity	$102,565	$208,302

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$16,881	$5,499
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	2,632	1,546
Net investment (gains) losses	149	25
Restricted stock units recognized, net	15,243	20,263
Deferred taxes, net	6,069	3,895
Loss (gain) on fair value of contingent obligation	3,591	(7,513)
Loss (gain) on sales of property and equipment	(777)	—
Changes in operating assets and liabilities:
Advisory fees receivable	(34,655)	18,020
Other receivables and assets	(6,789)	(580)
Compensation payable	14,181	(14,827)
Accounts payable and accrued expenses	(4,292)	(926)
Current income taxes payable	2,540	(13,332)
Net cash provided by operating activities	14,773	12,070
Investing activities:
Distributions from investments	2	60
Purchases of property and equipment	(1,623)	(1,187)
Sales of property and equipment	1,357	—
Net cash used in investing activities	(264)	(1,127)
Financing activities:
Proceeds from revolving bank loan	—	42,430
Repayment of revolving bank loan	—	(37,850)
Repayment of bank term loans	—	(5,625)
Repayment of secured term loan	(8,750)	—
Dividends paid	(3,117)	(30,794)
Purchase of treasury stock	(119,401)	(12,733)
Net cash used in financing activities	(131,268)	(44,572)
Effect of exchange rate changes	(1,601)	3,338
Net decrease in cash and cash equivalents	(118,360)	(30,291)
Cash and cash equivalents, beginning of the period	267,646	98,313
Cash and cash equivalents, end of the period	$149,286	$68,022
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,309	$1,827
Cash paid for taxes, net of refunds	$2,998	$16,225

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
The Company's wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCE”), Greenhill & Co. Australia Pty Limited (“Greenhill Australia”) and Greenhill Cogent, LP (“GC LP”).
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
Revenue Recognition
Advisory Revenues
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018. The Company’s accounting policies for advisory revenues following the adoption of this ASU are included below. The Company's accounting policies for advisory revenues prior to adopting ASU 2014-09 are included in “Note 2 — Summary of Significant Accounting Policies” in the Company's 2017 Annual Report on Form 10-K filed with the SEC.
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
The Company generally recognizes advisory fee revenues for mergers and acquisitions engagements at the earlier of the announcement date or transaction date, as the performance obligation is typically satisfied at such time. Upfront fees and certain retainer fees are generally deferred until the announcement or transaction date as they are considered constrained (subject to significant reversal) prior to the announcement or transaction date. Fairness opinion fees are recognized when the opinion is delivered.
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
As a result of the deferral of certain fees, including the cumulative effect adjustment of $10.2 million recorded upon adoption of ASU 2014-09, deferred revenue (also known as contract liabilities) was $10.4 million and $12.3 million as of June 30, 2018 and January 1, 2018, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the six months ended June 30, 2018, the Company recognized $8.1 million of advisory fee revenues that were included in the deferred revenue (contract liabilities) balance at adoption.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $2.2 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $2.1 million for the six months ended June 30, 2018 and 2017. Such reimbursements were reported as advisory revenues and operating expenses for the three and six months ended June 30, 2018 and as a reduction to operating expenses for the three and six months ended June 30, 2017, with no impact to operating income in the periods presented.
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
Advisory Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a bad debt expense of $0.3 million for the three and six month periods ended June 30, 2018 and a bad debt expense of $0.8 million for the three and six month periods ended June 30, 2017.
Included in the advisory fees receivable balance at June 30, 2018 and December 31, 2017 were $25.4 million and $29.3 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.

Included as a component of investment revenues is interest income related to primary capital advisory engagements of $0.2 million for the each of the three months ended June 30, 2018 and 2017, and $0.4 million for each of the six months ended June 30, 2018 and 2017.
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
Other Assets
Included in other assets in the condensed consolidated statements of financial condition are the Company's investments in merchant banking funds, which are recorded under the equity method of accounting based upon the Company's proportionate share of the estimated fair value of the underlying merchant banking fund's net assets. Other assets also include prepaid compensation awards that require a future service period and are subject to clawbacks if the individual ceases employment prior to a determined date. The awards are amortized over the required service period, which generally does not exceed one year. Other prepaid expenses, rent deposits, intangible assets and other tangible assets are also included in other assets.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers" codifying ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which supersedes the guidance in former ASC 605, Revenue Recognition. The Company adopted this standard on January 1, 2018 utilizing the modified retrospective approach and applied the standard to contracts that were not completed at this time. Upon adoption, certain revenues that were previously recognized as services were provided changed to either point in time recognition or over the term of an engagement. This change in the Company's revenue recognition policy created deferred revenues (also known as contract liabilities) that will be recognized at a point in time as performance obligations are met. The cumulative effect of adopting this ASU on January 1, 2018 was a net decrease to retained earnings of $7.6 million. The Company also changed the presentation of certain reimbursed costs from a net presentation prior to adoption to a gross presentation following adoption.
Accounting Developments
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities for operating leases, among other changes. This ASU also requires expanded disclosures about the nature and terms of leases. Management is currently evaluating the impact of the future adoption of ASU 2016-02 on the Company’s consolidated financial statements, including the anticipated gross up for lease assets and lease liabilities on the consolidated statement of financial condition. The standard is effective for the Company on January 1, 2019 under a modified retrospective approach.

Note 3 — Cash and Cash Equivalents
The carrying values of the Company's cash and cash equivalents are as follows:

	As of June 30,	As of December 31,
	2018	2017
	(in thousands)
	(unaudited)
Cash	$103,690	$70,459
Cash equivalents	41,769	193,315
Restricted cash - letters of credit	3,827	3,872
Total cash and cash equivalents	$149,286	$267,646
The carrying value of the Company's cash equivalents approximates fair value. See "Note 4 — Fair Value of Financial Instruments".
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. For the three and six month periods ended June 30, 2018 and the year ended December 31, 2017, the Company had Level 1 assets and Level 3 liabilities measured at fair value.
The following tables set forth the measurement at fair value on a recurring basis of the investments in money market funds, short-term cash instruments and U.S. government securities. The securities are categorized as a Level 1 asset, as their valuation is based on quoted prices for identical assets in active markets. See "Note 3 — Cash and Cash Equivalents".
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2018
	(in thousands, unaudited)
Assets
Cash and cash equivalents	$41,769	$—	$—	$41,769
Total	$41,769	$—	$—	$41,769
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Assets
Cash and cash equivalents	$193,315	$—	$—	$193,315
Total	$193,315	$—	$—	$193,315
In connection with the acquisition in April 2015 of Cogent Partners, LP and its affiliates ("Cogent") (now known as the secondary capital advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the "Earnout"). The cash payment and the issuance of common shares related to the Earnout will be made if secondary capital advisory revenues of $80.0 million or more are earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary capital advisory business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout. If the revenue target is achieved during the second two year period ending on March 31, 2019, the contingent consideration will be paid promptly after that date. If the revenue target is not achieved during the remaining two year earnout period, a payment will not be made. Based on the revenue generated by the secondary fund placement business since April 1, 2017, it is highly likely that the revenue target for the second two-year period will be achieved. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. At June 30, 2018, based on the estimated probability of achievement and the present value of the remaining term, the contingent cash consideration was valued at $17.4 million. Due to the remeasurement of the likelihood of achievement of the Earnout, for the three and six month periods ended June 30, 2018, the Company recognized increases in other operating expenses of $2.7 million and $3.6 million, respectively. For the three and six month periods ended June 30, 2017, the Company recognized decreases in other operating expenses of $1.5 million and $7.5 million, respectively. See "Note 8 — Earnings per Share".
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

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$17,354	$17,354
Total	$—	$—	$17,354	$17,354
Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,763	$13,763
Total	$—	$—	$13,763	$13,763
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six month periods ended June 30, 2018 are as follows:

	Opening Balance as of April 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$14,673	$(2,681)	$—	$—	$—	$—	$—	$17,354	$(2,681)
Total	$14,673	$(2,681)	$—	$—	$—	$—	$—	$17,354	$(2,681)

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,763	$(3,591)	$—	$—	$—	$—	$—	$17,354	$(3,591)
Total	$13,763	$(3,591)	$—	$—	$—	$—	$—	$17,354	$(3,591)

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six month periods ended June 30, 2017 are as follows:

	Opening Balance as of April 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$9,090	$1,508	$—	$—	$—	$—	$—	$7,582	$1,508
Total	$9,090	$1,508	$—	$—	$—	$—	$—	$7,582	$1,508

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$15,095	$7,513	$—	$—	$—	$—	$—	$7,582	$7,513
Total	$15,095	$7,513	$—	$—	$—	$—	$—	$7,582	$7,513
Realized and unrealized gains (losses) are reported as a component of other operating expenses in the condensed consolidated statements of operations.
The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of June 30, 2018:

	Fair Value as of June 30, 2018	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$17,354	Present value of expected payments	Discount rate		11.8%
			Forecast revenue	(a)

_____________________________________________
(a) The Company's estimate of contingent consideration as of June 30, 2018 was principally based on the acquired business' actual and projected revenue generation from April 1, 2017 through March 31, 2019.
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

Note 5 — Related Parties
At June 30, 2018 and December 31, 2017, the Company had no amounts receivable from or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of less than $0.1 million for each of the three and six month periods ended June 30, 2018 and 2017.

Note 6 — Loan Facilities
In October 2017, as part of a recapitalization plan, the Company entered into a new credit agreement with a syndicate of lenders, who lent a principal amount of $350.0 million under a five-year secured term loan facility ("Term Loan Facility") and provided a three-year secured revolving credit facility ("Revolving Loan Facility") for $20.0 million, which was undrawn at closing. The Term Loan Facility and the Revolving Loan Facility together are referred to as the "Secured Loan Facilities". In conjunction with the borrowings under the Secured Loan Facilities, the Company incurred expenses of $11.5 million, consisting of original issue discount of $1.75 million and deferred financing costs of $9.8 million, which were recorded as a reduction in the initial carrying value of the Term Loan Facility. These costs are being amortized into interest expense over the lives of the obligations. In conjunction with the borrowing of the Term Loan Facility, the Company used a portion of the proceeds to repay in full outstanding borrowings under the previously existing revolving bank loan facility.
As of June 30, 2018 and December 31, 2017, the Term Loan Facility carrying values were $331.5 million and $339.0 million, respectively, and no amounts were outstanding under the Revolving Loan Facility at either date. The carrying value of the Term Loan Facility, excluding the unamortized debt issuance costs that are presented as a reduction to the debt principal balance, approximated the fair value. As the borrowings are not accounted for at fair value, their fair value is not included in the Company's fair value hierarchy in "Note 4 — Fair Value of Financial Instruments," however, had these borrowings been included, they would have been classified in Level 2. For the three and six months ended June 30, 2018, the Company incurred interest expense of $5.6 million and $10.9 million, respectively, of which $0.6 million and $1.2 million related to the amortization of the debt issuance costs. For the three and six months ended June 30, 2017, the Company incurred interest expense of $0.8 million and $1.6 million, respectively, related to bank loan borrowings, which were repaid as part of the October 2017 recapitalization.
Borrowings under the Secured Loan Facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Borrowings under the Secured Loan Facilities had a weighted average interest rate for the six months ended June 30, 2018 of 5.55%. The Term Loan Facility requires quarterly principal amortization payments of $4.375 million, which began on March 31, 2018 and continue through September 30, 2018, and $8.75 million (or $35.0 million annually) beginning December 31, 2018 through September 30, 2022, with the remaining balance of the Term Loan Facility due at maturity on October 12, 2022. In addition, beginning for the year ended December 31, 2018, the Company is required to make annual repayments of principal on the Term Loan Facility within ninety days of year end of up to 50% (determined based on the net leverage ratio) of its annual excess cash flow as defined in the credit agreement. The Company is also required to repay certain amounts of the Term Loan Facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
During the six months ended June 30, 2018, the Company made mandatory principal payments of $8.75 million. All mandatory repayments of the Term Loan Facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the Term Loan Facility will be permitted. In the event that all or any portion of the Term Loan Facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such prepayment, refinancing, or repricing will be at 101.0% of the principal amount so prepaid, refinanced or repriced.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company's existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company's ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company's borrowings under the revolving loan facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At June 30, 2018, the Company was compliant with all loan covenants.

Note 7 — Equity
On June 20, 2018, a dividend of $0.05 per share was paid to stockholders of record on June 6, 2018. For the six months ended June 30, 2018, dividend payments of $0.10 per share were paid to stockholders and dividend equivalent payments of $0.6 million were paid to holders of restricted stock units. During the six months ended June 30, 2017, dividend payments of $0.90 per share were paid to stockholders and dividend equivalent payments of $4.1 million were paid to holders of restricted stock units.
In October 2017, the Company commenced a recapitalization plan to repurchase up to $285.0 million of its common stock. During the six months ended June 30, 2018, the Company repurchased 4,886,382 common shares through a modified Dutch auction tender and open market transactions at an average price of $22.87, for a total cost of $111.8 million.
During the six months ended June 30, 2018, 1,065,587 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 397,580 shares at an average price of $18.99 per share for a total cost of $7.5 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the six months ended June 30, 2017, 1,049,998 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 432,121 shares at an average price of $29.46 per share for a total cost of $12.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income	$10,513		$6,245		$16,881		$5,499
Denominator for basic EPS — weighted average number of shares	26,993		31,934		28,546		32,151
Add — dilutive effect of:
Restricted stock units	929	(1)	44	(2)	679	(1)	100	(2)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	27,922		31,977		29,225		32,252
Earnings per share:
Basic EPS	$0.39		$0.20		$0.59		$0.17
Diluted EPS	$0.38		$0.20		$0.58		$0.17
The weighted number of shares and dilutive potential shares do not include 334,048 shares of common stock, which will be issued to certain selling unitholders of Cogent, following the fourth anniversary of the acquisition if the revenue target related to the Earnout is achieved. In the event that the revenue target is achieved prior to March 31, 2019, such shares will be included in the Company’s share count in the period the revenue target is achieved. If the revenue target is not achieved, such shares of common stock will not be issued. See "Note 4 — Fair Value of Financial Instruments".
________________________
(1) Excludes 563,778 and 619,235 outstanding restricted stock units that were antidilutive under the treasury stock method for the three and six months ended June 30, 2018, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
(2) Excludes 1,436,970 and 1,386,443 outstanding restricted stock units that were antidilutive under the treasury stock method for the three and six months ended June 30, 2017, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.

Note 9 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
Effective in 2017, the Company was subject to a new accounting pronouncement which requires it to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the six months ended June 30, 2018 and 2017 include net charges of $4.4 million and $1.5 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and made significant changes to U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate from 35% to 21% beginning in 2018 and implementing a territorial-type tax system with a minimum tax for certain foreign earnings beginning in 2018. Under the current accounting requirements, the Company revalued its deferred tax assets and liabilities using the lower corporate rate as of the effective date of the legislation in 2017. In addition, the Company did not incur a one-time repatriation toll charge associated with the implementation of the territorial-type system because it was allowed to offset cumulative foreign losses in some of its jurisdictions against the cumulative foreign earnings in other jurisdictions.
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
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer's facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of June 30, 2018, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2018, G&Co’s net capital was $10.6 million, which exceeded its requirement by $8.9 million. G&Co’s aggregate indebtedness to net capital ratio was 2.4 to 1 at June 30, 2018. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GC LP is also subject to the Rule. GCI, GCE and the European affiliate of GC LP are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of June 30, 2018, GCI, GCE, GC LP, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On August 2, 2018, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on September 19, 2018 to the common stockholders of record on September 5, 2018.

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
Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn other corporate advisory fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, our global capital advisory group provides capital raising advisory services in the secondary market for alternative assets, where revenues are determined based upon a fixed percentage of the transaction value, and has historically provided capital raising advisory services in the primary market for real estate funds, where revenues are driven primarily by the amount of capital raised.
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
Over our 22 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent

Partners, LP, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil and Spain. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2018, we have recruited 10 additional managing directors to expand our regional and sector coverage of consumer products, industrials, insurance, energy, real estate, telecommunications and transportation. As of July 31, 2018, we had 74 client facing managing directors, including those whose recruitment we had announced through that date.
In September 2017, we announced plans for a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our then current equity valuation, existing tax rates and existing opportunities in the credit market. Under that plan, the net proceeds from term loan borrowings and proceeds from the purchase of our common stock by each of our Chairman and Chief Executive Officer were intended to be used to repurchase up to $285.0 million of our common stock (the "Recapitalization"). As of July 31, 2018, we had purchased a total of 8.97 million shares since our September 2017 recapitalization announcement, at an average cost of $20.83 per share, for a total cost of $187.0 million. This represents 66% of the $285 million in share repurchases we set as our objective last September, and leaves us with $98.0 million remaining to be spent on repurchases. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2017 Form 10-K filed with the Securities and Exchange Commission.
Global deal activity in the first six months of 2018 as compared to the same period in the prior year was relatively weak in terms of transaction completions, while announcements for larger transactions increased significantly. For the six months ended June 30, 2018, the number of completed transactions globally decreased by 5% versus the prior year, which was also a weak first half of the year relative to prior years, while the volume of completed transactions (reflecting the sum of all transaction sizes) decreased by 1%. The number of announced transactions globally decreased by 3% in the first half of 2018 versus the same period in the prior year, while the volume of announced transactions increased by 55% as a result of the increase in larger transactions1. Notwithstanding the relatively soft start to the year in terms of the number of deal transaction completions, we view the conditions favorable for M&A activity globally, particularly for the larger transactions that have historically been our primary focus.
Revenues were $88.5 million in the second quarter of 2018 compared to $67.3 million in the second quarter of 2017, an increase of $21.2 million, or 32%. For the first six months of 2018, our revenues were $176.0 million compared to $124.2 million in the six months ended June 30, 2017, an increase of $51.8 million, or 42%.
We view our operating profit margin as a key measure of operating performance. As a result of our increased revenues in the first half of 2018 as compared to the same period in 2017, our operating income for the six months ended June 30, 2018 improved to $38.5 million, representing an operating profit margin of 22% for the first half of 2018 as compared to operating income of $13.4 million for the first half of 2017, representing an operating profit margin of 11%. The main driver to our operating performance is the level of revenue, and with increased revenues in the first half of 2018, we were able to return to our historic range of operating profit margins for years prior to 2017. While we cannot predict our operating profit margin for any future period, our annual operating profit margin has ranged from 18% to 27% over four of the past five calendar years, except for 2017 when it was 3%.
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

1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of July 30, 2018.

Results of Operations
Revenues
Our revenues are principally derived from advisory services on mergers and acquisitions (or M&A), financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, capital fund transaction or other advisory transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our fees, we also earn other corporate advisory fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, our capital advisory group provides capital raising advisory services in the secondary market for alternative assets, where revenues are determined based upon a fixed percentage of the transaction value at the closing of each transaction, and has historically provided capital raising advisory services in the primary market for real estate funds, where revenues are driven primarily by the amount of capital raised by the fund at each interim closing and at the final closing for the amount of capital committed since the last interim closing.
We also generate a small portion of our revenues from interest income and gains (or losses) in merchant banking fund investments, which we substantially liquidated in prior years. Revenue recognized on investments in merchant banking funds is based on our allocable share of realized and unrealized gains (or losses) reported by such funds on a quarterly basis.
We generated $88.5 million in revenues in the second quarter of 2018 compared to $67.3 million in the second quarter of 2017, an increase of $21.2 million, or 32%. The increase principally resulted from significant increases in transaction announcement fees and secondary capital advisory fees as well as higher retainer fees. By region, we benefited from stronger performance in Europe and Rest of World.
We reported record first half 2018 advisory revenues of $174.8 million. Our total revenues were $176.0 million in the six months ended June 30, 2018 compared to $124.2 million in the six months ended June 30, 2017, an increase of $51.8 million, or 42%. This increase principally resulted from an increase in the number of completed merger and acquisition completion fees, particularly in Europe, as well as higher retainer fees, secondary capital advisory fees and transaction announcement fees.
During the second quarter of 2018, our global capital advisory group advised institutional investors on 37 closings of sales of limited partnership interests in secondary market transactions.
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
Our total operating expenses for the second quarter of 2018 were $69.0 million, which compared to $56.9 million of total operating expenses for the second quarter of 2017. The increase in total operating expenses of $12.1 million, or 21%, resulted from increases in both our compensation and benefits expenses and non-compensation operating expenses, both as described in more detail below. Our operating profit margin for the three months ended June 30, 2018 was 22% as compared to 15% for the same period in 2017.
For the six months ended June 30, 2018, total operating expenses were $137.6 million, which compared to $110.8 million for the same period in 2017. The increase in total operating expenses of $26.8 million, or 24%, resulted from increases in both our compensation and benefits expenses and non-compensation operating expenses, both as described in more detail below. Our operating profit margin for the six months ended June 30, 2018 was 22% as compared to 11% for the same period in 2017.
The following table sets forth information relating to our operating expenses. As a result of the adoption of the new revenue recognition guidance, beginning in 2018, reimbursed client expenses are reported as a component of advisory revenues and are no longer netted against operating expenses, which resulted in revenue and expense both increasing by $2.2 million and $3.4 million for the three and six months ended June 30, 2018, respectively. Total operating income was not impacted by this change.

As provided for in the new revenue recognition accounting guidance, we elected to continue to report operating expenses net of reimbursement of client expenses for 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, unaudited)
Employee compensation and benefits expenses	$48.4	$38.8	$97.6	$82.9
% of revenues	55%	58%	55%	67%
Non-compensation operating expenses	20.6	18.1	39.9	27.9
% of revenues	23%	27%	23%	23%
Total operating expenses	69.0	56.9	137.6	110.8
% of revenues	78%	85%	78%	89%
Total operating income	19.5	10.4	38.5	13.4
Operating profit margin	22%	15%	22%	11%
Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the second quarter of 2018 were $48.4 million, which reflected a 55% ratio of compensation to revenues. This amount compared to $38.8 million for the second quarter of 2017, which reflected a 58% ratio of compensation to revenues. The increase of $9.6 million, or 25%, was principally attributable to higher compensation in line with higher revenues, partially offset by a slightly lower compensation ratio.
For the six months ended June 30, 2018, our employee compensation and benefits expenses were $97.6 million, which also reflected a 55% ratio of compensation to revenues. This amount compared to $82.9 million for the same period in the prior year, which reflected a 67% ratio of compensation to revenues. The increase in expense of $14.8 million, or 18%, was principally attributable to higher compensation in line with higher year to date revenues, which resulted in a larger annual bonus accrual, partially offset by a decrease in the compensation ratio.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Operating Expenses
Our non-compensation operating expenses were $20.6 million in the second quarter of 2018 compared to $18.1 million in the second quarter of 2017, representing an increase of $2.5 million, or 14%. The increase in our non-compensation operating expenses principally resulted from the inclusion of reimbursable client expenses in accordance with a mandated change in financial statement presentation effective for 2018 and a charge of $2.7 million in the second quarter of 2018 versus a benefit of $1.5 million in the second quarter of 2017 related to the likelihood that our secondary capital advisory business would meet the revenue target required to trigger the earnout payment on our 2015 Cogent acquisition.
Non-compensation operating expenses, presented on a comparable basis excluding reimbursable client expenses in 2018 and the remeasurement of the Cogent earnout, would have been $15.7 million for the second quarter of 2018 as compared to $19.6 million for the second quarter of 2017. Non-compensation operating expenses incurred in the second quarter of 2017 also included certain charges related to the charge-off of uncollectible accounts and foreign currency losses related to the funding of our investment in Brazil which were much greater than those incurred in the second quarter of 2018.
For the six months ended June 30, 2018, our non-compensation operating expenses were $39.9 million compared to $27.9 million for the same period in 2017, representing an increase of $12.0 million or 43%. The increase in non-compensation operating expenses principally resulted from the inclusion of reimbursable client expenses in accordance with a mandated change in financial statement presentation effective for 2018 and a charge of $3.6 million for the first six months of 2018 versus a benefit of $7.5 million in the first six months of 2017 related to the likelihood that our secondary capital advisory business would achieve revenue sufficient to trigger the payment of the Cogent earnout.
Non-compensation operating expenses, presented on a comparable basis excluding reimbursable client expenses and the remeasurement of the Cogent earnout, would have been $32.9 million for the six months ended June 30, 2018 as compared to $35.4 million for the same period in 2017.

Our non-compensation operating expenses can vary as a result of a variety of factors such as changes in headcount, the amount of recruiting and business development activity, the amount of office expansion, the amount of client reimbursed expenses, costs associated with acquisitions, currency movements and other factors, such as the contingent earnout. Accordingly, the non-compensation operating expenses in any particular period may not be indicative of the non-compensation operating expenses in future periods.

Interest Expense
For the three months ended June 30, 2018, we incurred interest expense of $5.6 million as compared to $0.8 million for the same period in the prior year. For the six months ended June 30, 2018, we incurred interest expense of $10.9 million as compared to $1.6 million for the first half of 2017. The increase in interest expense during 2018 relates to borrowings under the new secured term loan facility, which was drawn down in October 2017 as part of the recapitalization plan we announced in September 2017.

The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods. Further, we are required under the term loan facility to make quarterly amortization payments and, beginning in 2019, if applicable, an annual prepayment based on a calculation of our excess cash flow.

Provision for Income Taxes
For the second quarter of 2018, the provision for income taxes was $3.3 million, reflecting an effective rate of 24%, as compared to a provision for income taxes for the second quarter of 2017 of $3.3 million, reflecting an effective rate of 35%. The decrease in the effective tax rate in the second quarter of 2018 principally related to the Tax Cuts and Jobs Act (the "Tax Act"), which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.
For the six months ended June 30, 2018, the provision for income taxes was $10.7 million as compared to a provision for income taxes of $6.3 million for the same period in 2017. The provision for income taxes for the first half of 2018 and 2017 included charges of $4.4 million and $1.5 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of the awards at the time of the vesting. Excluding these charges, the provisions for income taxes for the six months ended June 30, 2018 and 2017 would have been $6.4 million, reflecting an effective tax rate of 23%, and $4.7 million, reflecting an effective tax rate of 40%, respectively.
The decrease in the effective tax rate in the first half of 2018, excluding the charge related to the vesting of the restricted stock awards, principally related to the Tax Act described above. The effective tax rate in the first half of 2018 was also impacted by an increase in the proportion of estimated annual global earnings generated in the U.K., which currently imposes tax at a statutory rate of 19%, partially offset by other effects of the Tax Act, which increased the effective tax rate.

The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity. At June 30, 2018, we had cash and cash equivalents of $149.3 million.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At June 30, 2018, we had advisory fees receivable of $98.9 million, including long-term receivables related to our primary capital advisory engagements of $25.4 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. During 2018, we have paid to our employees cash bonuses and accrued benefits of $14.4 million relating to compensation accrued at December 31, 2017. In addition, during 2018, we paid $2.1 million related to income taxes owed principally in the U.S. for the year ended December 31, 2017.
As part of our Recapitalization, in October 2017, we entered into a new credit agreement with a syndicate of lenders, who loaned us $350.0 million under a five-year secured term loan facility and provided us with a three-year secured revolving credit facility for $20.0 million, which was undrawn at closing and has remained undrawn through June 30, 2018. Borrowings under the new credit facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Our borrowing rates during the first half of 2018 ranged from 5.1% to 6.1%. The term loan requires mandatory quarterly principal amortization payments of $4.375 million, which began on March 31, 2018 and will continue through September 30, 2018 and of $8.75 million (or $35.0 million annually) beginning December 31, 2018 and continuing through September 30, 2022 with the remaining balance of the term loan due at maturity on October 12, 2022. As of June 30, 2018, we have made mandatory term loan payments of $8.75 million during 2018. In addition, beginning for the year ended December 31, 2018, we are required to make annual repayments of principal on the term loan of up to 50% (determined based on the net leverage ratio) of our excess cash flow as defined in the credit agreement. Since the excess cash flow payment for 2018 is based on our annual financial performance for the year (which takes into account the Earnout payment due to former shareholders of Cogent), we are currently not able to estimate the amount of payment, if any, that may be payable on March 31, 2019. We are also required to repay certain amounts of the term loan in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
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
The new term and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At June 30, 2018, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
The new $20.0 million revolving loan facility is available to use for working capital needs and other general corporate purposes. No scheduled principal payments will be required on amounts drawn on the three year revolving loan facility until the maturity date of that facility in October 2020. Any borrowings under the new revolving loan facility may be repaid and reborrowed.
As additional contingent consideration for the purchase of Cogent in April 2015, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. Pursuant to the terms of the purchase agreement, the cash payment and the issuance of common shares occurs if our secondary fund placement business achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019). For the two-year period ended March 31, 2017, the revenue generated by our secondary placement business was slightly less than revenue target required to achieve the Earnout during the first two-year period. If the revenue target is achieved during the two-year period ended March 31, 2019, the contingent consideration will be paid promptly after that date. In the event the Earnout is achieved, we expect the cash payment will be funded from our cash and cash equivalents balance. Based on the revenue generated by the secondary fund placement business since April 1, 2017, it is highly likely that the revenue target for the second two-year period will be achieved.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Results - Non-Compensation Expenses.
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
As part of the Recapitalization, our Board of Directors provided us with authority to repurchase up to $285.0 million of our common stock through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement), potential obligations under the Earnout, and other factors we deem relevant. Pursuant to that authority, in 2017, we repurchased 3,434,137 shares of our common stock through a fixed price tender offer at $17.25 per share, and an additional 343,411 common shares through open market transactions, or in aggregate 3,777,548 common shares at an average price of $17.41 per share, for a total cost of $65.8 million. In the first six months of 2018, we continued our repurchase plan with the repurchase of 4,886,382 common shares through a modified Dutch auction tender offer and open market transactions, at an average price of $22.87 per share, for a total cost of $111.8 million. Additionally, during July 2018, we repurchased 310,779 common shares at an average price of $30.25 per share, for a total cost of $9.4 million. As of July 31, 2018, since the commencement of our repurchase plan we have repurchased 8,974,709 common shares at an average price of $20.83 per share, for a total cost of $187.0 million, which represents approximately 66% of the repurchases authorized, and we have remaining authorization under our share repurchase plan of $98.0 million, which we intend to implement through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. Our credit agreement limits our share repurchase program to $285.0 million, subject to certain exceptions, and once the share repurchase program is completed, we expect to refrain from further share repurchases (although we expect to continue to make repurchases of share equivalents through tax withholding on vesting restricted stock units) for a period of time in order to focus cash flow on debt repayment.
In addition, for the six months ended June 30, 2018, we were deemed to have repurchased 397,580 shares of our common stock at a price of $18.99 per share, for a total cost of $7.5 million, in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a four to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at July 31, 2018, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $76.3 million (as calculated based upon the closing share price as of July 31, 2018 of $32.70 per share and assuming a withholding tax rate of 39% consistent with our recent experience) over the next five years, of which an additional $2.4 million remains payable in 2018, $17.5 million will be payable in 2019, $18.6 million will be payable in 2020, $12.6 million will be payable in 2021, $19.9 million will be payable in 2022, and $5.3 million will be payable in 2023. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future share settlement payments with operating cash flow to the extent the amount is less than $20.0 million per year, as permitted under the credit agreement, we are unable to predict the timing or magnitude of our share repurchases. To the extent we have fully utilized the share repurchase amount permitted under the credit agreement and future share settlement payments are expected to exceed the amount allowable under the credit agreement, we will seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of its long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at July 31, 2018, we estimate payments of $25.9 million over the next five years, of which $3.0 million remains payable in 2018, $6.7 million will be payable in 2019, $9.6 million will be payable in 2020, $5.3 million will be payable in 2021, $1.2 million will be payable in 2022 and $0.1 million will be payable in 2023. We will realize a corporate income tax deduction at the time of payment.
In order to improve tax efficiency and accelerate the future payment of debt related to our Recapitalization, we elected to substantially reduce our quarterly dividend beginning in the fourth quarter of 2017. Under the credit agreement, we are permitted to make aggregate annual dividend distributions of up to $5.0 million, with any amounts not distributed in any particular year available for carryover to future years. During 2018, we have declared quarterly dividends of $0.05 per common share payable in March, June and September 2018. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement, potential obligations under the Earnout, and other factors as our Board of Directors may deem relevant.
At July 31, 2018, we had cash and cash equivalents of $166.4 million, a term loan principal balance of $341.3 million and there were no drawings under our revolving loan facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. To fund the repurchases of our common stock, we have invested a portion of our cash in readily marketable obligations issued or directly and fully guaranteed by the government or any agency of instrumentality of the U.S., having average maturities of not more than twelve months or other liquid investments each as permitted under the credit agreement.
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
Cash Flows
In the six months ended June 30, 2018, our cash and cash equivalents decreased by $118.4 million from December 31, 2017, including a decrease of $1.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $14.8 million from operating activities, which consisted of $43.8 million from net income after giving effect to non-cash items, offset by a net increase in working capital of $29.0 million, principally from an increase in accounts receivables due to multiple transaction closings late in the second quarter of 2018, partially offset by an increase in compensation payable due to an increase in accrued annual bonuses. We used $0.3 million in investing activities to fund equipment purchases and leasehold improvements. We used $131.3 million in financing activities, including $111.8 million for market repurchases of our common stock, $7.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $8.8 million for the quarterly principal payments on the secured term loans and $3.1 million for the payment of dividends.
In the six months ended June 30, 2017, our cash and cash equivalents decreased by $30.3 million from December 31, 2016, net of an increase of $3.3 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $12.1 million from operating activities, which consisted of $23.7 million from net income after giving effect to non-cash items offset by a net increase in working capital of $11.6 million, principally from payment of annual bonuses and accrued income taxes, partially offset by a reduction in accounts receivable. We used $1.1 million in investing activities to fund equipment purchases and leasehold improvements related to new offices. We used $44.6 million in financing activities, including $5.6 million for the repayment of the bank term loan facility, $30.8 million for the payment of dividends, $12.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, offset in part by the net borrowings of $4.6 million on our revolving bank loan facility.

Off-Balance Sheet Arrangements
We do not invest in off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Market Risk
Our cash is principally held in depository accounts and short-term cash investments, including government securities and government security funds with short durations. We maintain our depository accounts with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Further, we do not believe our cash equivalent investments are exposed to significant credit risk or interest rate risk due to the short term nature and high quality of the underlying investments in which the funds are invested.
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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange in the major markets in which we operate between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 51% of our revenues for the six months ended June 30, 2018 were denominated) and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the six months ended June 30, 2018, as compared to the same period in 2017, the value of the U.S. dollar weakened relative to the pound sterling, the Australian dollar and the euro. In aggregate, although there was a positive impact on our revenues in the first six months of 2018 as compared to the same period in 2017 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant due to the timing of receipts and the mix of currencies we received, including the negotiation for the payment of certain foreign transaction fees in U.S. dollars. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Our interest rate exposure is not currently hedged. A 100 basis point increase in LIBOR will increase our annual borrowing cost by approximately $3.4 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the second quarter 2018:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
April	1,216,138	$19.26	1,216,138	$167,707,961
May	1,628,105	$26.04	1,628,105	125,311,201
June	645,429	$27.68	645,429	107,448,343
Total	3,489,672		3,489,672	$107,448,343
_____________________________________________

(1)
Excludes 36,127 shares we are deemed to have repurchased in the second quarter of 2018 at an average price of $24.85 per share from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
Effective September 25, 2017, our Board of Directors authorized the repurchase of up to $285,000,000 of our common stock in conjunction with our recapitalization plan. As of March 31, 2018, since September 2017 we had repurchased 5,174,258 shares with an aggregate purchase price of $93,872,038, and as of that date up to $191,127,962 remained that could yet be purchased under the plan.

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
Dated: August 8, 2018

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1