Form 10-Q
period 2018-09-30
GREENHILL & CO INC
filed 2018-11-06
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
As of October 31, 2018, there were 20,507,020 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

		Page
PART I.	Financial Information
1.	Financial Statements
	Condensed Consolidated Statements of Financial Condition as of September 30, 2018 (unaudited) and December 31, 2017	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (unaudited)	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2018 (unaudited) and the year ended December 31, 2017	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	29

4.	Controls and Procedures	29

PART II.	Other Information
1.	Legal Proceedings	29

1A.	Risk Factors	29

2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

3.	Defaults Upon Senior Securities	29

4.	Mine Safety Disclosures	29

5.	Other Information	29

6.	Exhibits	E-1

Signatures		II-1

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash and cash equivalents ($3.8 million and $3.9 million restricted from use at September 30, 2018 and December 31, 2017, respectively)	$125,396	$267,646
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million at September 30, 2018 and December 31, 2017, respectively	86,767	64,244
Other receivables	2,973	3,964
Property and equipment, net of accumulated depreciation of $44.4 million and $62.1 million at September 30, 2018 and December 31, 2017, respectively	7,501	8,602
Goodwill	209,137	217,737
Deferred tax asset, net	41,547	42,345
Other assets	12,268	6,279
Total assets	$485,589	$610,817
Liabilities and Equity
Compensation payable	$41,532	$26,022
Accounts payable and accrued expenses	23,300	15,443
Current income taxes payable	8,886	5,311
Secured term loan payable	327,653	339,048
Contingent obligation due selling unitholders of Cogent	17,784	13,763
Deferred tax liability	3,759	2,928
Total liabilities	422,914	402,515
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 44,906,164 and 43,750,170 shares issued as of September 30, 2018 and December 31, 2017, respectively; 21,000,919 and 27,084,520 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	449	438
Restricted stock units	64,706	80,512
Additional paid-in capital	842,437	800,806
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2018 and December 31, 2017; 32,804 shares outstanding as of September 30, 2018 and December 31, 2017	1,958	1,958
Retained earnings	53,620	37,595
Accumulated other comprehensive income (loss)	(31,924)	(22,222)
Treasury stock, at cost, par value $0.01 per share; 23,905,245 and 16,665,650 shares as of September 30, 2018 and December 31, 2017, respectively	(868,571)	(690,785)
Stockholders’ equity	62,675	208,302
Total liabilities and equity	$485,589	$610,817

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2018	2017	2018	2017
Revenues
Advisory revenues	$86,495	$48,080	$261,315	$171,818
Investment revenues	308	12	1,527	472
Total revenues	86,803	48,092	262,842	172,290
Expenses
Employee compensation and benefits	47,409	37,178	145,055	120,071
Occupancy and equipment rental	5,573	5,300	16,370	15,298
Depreciation and amortization	689	777	2,169	2,323
Information services	2,380	2,459	7,349	7,093
Professional fees	2,642	1,877	7,812	5,488
Travel related expenses	3,439	3,488	10,236	9,702
Other operating expenses	3,947	6,418	14,655	8,362
Total operating expenses	66,079	57,497	203,646	168,337
Total operating income (loss)	20,724	(9,405)	59,196	3,953
Interest expense	5,696	873	16,551	2,481
Income (loss) before taxes	15,028	(10,278)	42,645	1,472
Provision (benefit) for taxes	3,811	(4,366)	14,547	1,885
Net income (loss)	$11,217	$(5,912)	$28,098	$(413)
Average shares outstanding:
Basic	24,870,779	32,280,535	27,503,942	32,371,356
Diluted	26,373,107	32,280,535	28,441,476	32,371,356
Earnings (loss) per share:
Basic	$0.45	$(0.18)	$1.02	$(0.01)
Diluted	$0.43	$(0.18)	$0.99	$(0.01)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$11,217	$(5,912)	$28,098	$(413)
Currency translation adjustment, net of tax	(2,463)	2,541	(9,702)	9,271
Comprehensive income (loss)	8,754	(3,371)	18,396	8,858

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except per share data)

	Nine Months Ended September 30,	Year Ended December 31,
	2018	2017
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$438	$414
Common stock issued	11	24
Common stock, end of the period	449	438
Restricted stock units
Restricted stock units, beginning of the period	80,512	85,907
Restricted stock units recognized, net of forfeitures	26,538	40,597
Restricted stock units delivered	(42,344)	(45,992)
Restricted stock units, end of the period	64,706	80,512
Additional paid-in capital
Additional paid-in capital, beginning of the period	800,806	734,728
Common stock issued	41,631	65,231
Tax benefit from the delivery of restricted stock units	—	847
Additional paid-in capital, end of the period	842,437	800,806
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period, as previously reported	37,595	111,798
Cumulative effect of the change in accounting principle related to revenue recognition	(7,645)	—
Retained earnings, beginning of the period, as adjusted	29,950	111,798
Dividends	(4,428)	(47,552)
Net income (loss)	28,098	(26,651)
Retained earnings, end of the period	53,620	37,595
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(22,222)	(32,398)
Currency translation adjustment, net of tax	(9,702)	10,176
Accumulated other comprehensive income (loss), end of the period	(31,924)	(22,222)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(690,785)	(611,224)
Repurchased	(177,786)	(79,561)
Treasury stock, end of the period	(868,571)	(690,785)
Total stockholders' equity	$62,675	$208,302

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$28,098	$(413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	3,898	2,323
Net investment losses	283	265
Restricted stock units recognized, net	26,538	31,740
Deferred taxes, net	6,029	(2,816)
Loss (gain) on fair value of contingent obligation	4,022	(5,639)
Loss (gain) on sales of property and equipment	(777)	—
Changes in operating assets and liabilities:
Advisory fees receivable	(22,523)	13,798
Other receivables and assets	(5,429)	(947)
Compensation payable	15,077	(19,424)
Accounts payable and accrued expenses	(3,186)	191
Current income taxes payable	3,575	(13,482)
Net cash provided by operating activities	55,605	5,596
Investing activities:
Distributions from investments	149	222
Purchases of property and equipment	(1,738)	(1,674)
Sales of property and equipment	1,357	—
Net cash used in investing activities	(232)	(1,452)
Financing activities:
Proceeds from revolving bank loan	—	69,355
Repayment of revolving bank loan	—	(49,650)
Repayment of bank term loans	—	(16,875)
Repayment of secured term loan	(13,125)	—
Dividends paid	(3,995)	(46,190)
Purchase of treasury stock	(177,786)	(13,040)
Net cash used in financing activities	(194,906)	(56,400)
Effect of exchange rate changes	(2,717)	4,818
Net decrease in cash and cash equivalents	(142,250)	(47,438)
Cash and cash equivalents, beginning of the period	267,646	98,313
Cash and cash equivalents, end of the period	$125,396	$50,875
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,480	$2,469
Cash paid for taxes, net of refunds	$3,870	$18,538

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization

Greenhill & Co., Inc. and subsidiaries (the "Company" or "Greenhill") is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. The Company acts for clients located throughout the world from our global offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Spain, Sweden, and the United Kingdom.
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
As a result of the deferral of certain fees, including the cumulative effect adjustment of $10.2 million recorded upon adoption of ASU 2014-09, deferred revenue (also known as contract liabilities) was $8.8 million and $12.3 million as of September 30, 2018 and January 1, 2018, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the nine months ended September 30, 2018, the Company recognized $9.0 million of advisory fee revenues that were included in the deferred revenue (contract liabilities) balance at adoption.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $2.1 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $5.4 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively. Such reimbursements were reported as advisory revenues and operating expenses for the three and nine months ended September 30, 2018 and as a reduction to operating expenses for the three and nine months ended September 30, 2017, with no impact to operating income in the periods presented.
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
Advisory Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.0 million and $0.3 million for the three and nine month periods ended September 30, 2018, respectively. The Company recorded bad debt expense of $0.3 million and $1.1 million for the three and nine month periods ended September 30, 2017, respectively.
Included in the advisory fees receivable balance at September 30, 2018 and December 31, 2017 were $24.6 million and $29.3 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.

Included as a component of investment revenues is interest income related to primary capital advisory engagements of $0.2 million for the each of the three months ended September 30, 2018 and 2017, and $0.6 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Accounting Developments
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities for operating leases, among other changes. This ASU also requires expanded disclosures about the nature and terms of leases. Management is currently evaluating the impact of the future adoption of ASU 2016-02 on the Company’s consolidated financial statements, including the anticipated gross up for leased right-of-use assets and liabilities for the present value of future lease obligations on the consolidated statement of financial condition.
The standard is effective for the Company on January 1, 2019 under a modified retrospective approach. Companies are allowed to apply transition provisions at either (1) the later of the earliest comparative period presented and the lease commencement date of the lease or (2) the effective date. The Company plans to apply the transition provisions as of the effective date for the Company on January 1, 2019. The Company also plans to elect to apply practical expedients that are provided in the standard. The practical expedients allow companies to not reassess whether expired or existing contracts are or contain leases, not reassess lease classification for expired or existing leases (e.g., existing operating leases will be classified as operating leases), and not reassess initial direct costs for existing leases.

Note 3 — Cash and Cash Equivalents
The carrying values of the Company's cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2018	2017
	(in thousands)
	(unaudited)
Cash	$75,353	$70,459
Cash equivalents	46,224	193,315
Restricted cash - letters of credit	3,819	3,872
Total cash and cash equivalents	$125,396	$267,646
The carrying value of the Company's cash equivalents approximates fair value. See "Note 4 — Fair Value of Financial Instruments".
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of September 30, 2018, the Company had Level 1 assets and Level 2 liabilities measured at fair value. As of December 31, 2017, the Company had Level 1 assets and Level 3 liabilities measured at fair value.

The following tables set forth the measurement at fair value on a recurring basis of the investments in money market funds, short-term cash instruments and U.S. government securities. The securities are categorized as a Level 1 asset, as their valuation is based on quoted prices for identical assets in active markets. See "Note 3 — Cash and Cash Equivalents".
Assets Measured at Fair Value on a Recurring Basis as of September 30, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018
	(in thousands, unaudited)
Assets
Cash and cash equivalents	$46,224	$—	$—	$46,224
Total	$46,224	$—	$—	$46,224
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Assets
Cash and cash equivalents	$193,315	$—	$—	$193,315
Total	$193,315	$—	$—	$193,315
In connection with the acquisition in April 2015 of Cogent Partners, LP and its affiliates ("Cogent") (now known as the secondary capital advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the "Earnout"). The cash payment and the issuance of common shares related to the Earnout were to be made if secondary capital advisory revenues of $80.0 million or more are earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary capital advisory business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout. In the third quarter of 2018, the earnout for the second two year period ending March 31, 2019 was achieved, and in accordance with terms of the purchase agreement, the contingent consideration will be paid promptly after the fourth anniversary of the Acquisition. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and is remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. At September 30, 2018, based on the present value of the remaining term, the contingent cash consideration that will be paid as a result of the earnout being achieved was valued at $17.8 million based on a 12.6% discount rate. Due to the remeasurement of the Earnout, for the three and nine month periods ended September 30, 2018, the Company recognized increases in other operating expenses of $0.4 million and $4.0 million, respectively. For the three and nine month periods ended September 30, 2017, the Company recognized an increase in other operating expenses of $1.9 million and a decrease in other operating expenses of $5.6 million, respectively. See "Note 8 — Earnings per Share".
The following tables set forth the measurement at fair value on a recurring basis of the contingent cash consideration due to the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the acquisition of Cogent and, until September 30, 2018, was categorized as a Level 3 liability and remeasured each quarterly period based on the probability of achieving the target revenue threshold and weighted average discount rate as discussed below. In the third quarter of 2018, the liability was transferred to Level 2 as the only remaining fair value input is the present value discount until the earnout is paid.

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$17,784	$—	$17,784
Total	$—	$17,784	$—	$17,784
Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,763	$13,763
Total	$—	$—	$13,763	$13,763
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2018 are as follows:

	Opening Balance as of July 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Transfers Out	Closing Balance as of September 30, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$17,354	$(430)	$—	$—	$—	$—	$(17,784)	$—	$—
Total	$17,354	$(430)	$—	$—	$—	$—	$(17,784)	$—	$—

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Transfers Out	Closing Balance as of September 30, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,763	$(4,021)	$—	$—	$—	$—	$(17,784)	$—	$—
Total	$13,763	$(4,021)	$—	$—	$—	$—	$(17,784)	$—	$—

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2017 are as follows:

	Opening Balance as of July 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of September 30, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$7,582	$(1,874)	$—	$—	$—	$—	$—	$9,456	$(1,874)
Total	$7,582	$(1,874)	$—	$—	$—	$—	$—	$9,456	$(1,874)

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of September 30, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2017
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$15,095	$5,639	$—	$—	$—	$—	$—	$9,456	$5,639
Total	$15,095	$5,639	$—	$—	$—	$—	$—	$9,456	$5,639
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

Note 5 — Related Parties
At September 30, 2018 and December 31, 2017, the Company had no amounts receivable from or payable to related parties.
The Company subleases airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of $0.0 million for the three months ended September 30, 2018 and less than $0.1 million for each of the three months ended September 30, 2017 and nine month periods ended September 30, 2018 and 2017.

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
As of September 30, 2018 and December 31, 2017, the Term Loan Facility carrying values were $327.7 million and $339.0 million, respectively, and no amounts were outstanding under the Revolving Loan Facility at either date. The carrying value of the Term Loan Facility, excluding the unamortized debt issuance costs that are presented as a reduction to the debt principal balance, approximated the fair value. As the borrowings are not accounted for at fair value, their fair value is not included in the Company's fair value hierarchy in "Note 4 — Fair Value of Financial Instruments," however, had these borrowings been included, they would have been classified in Level 2. For the three and nine months ended September 30, 2018, the Company incurred interest expense of $5.7 million and $16.6 million, respectively, of which $0.6 million and $1.7 million related to the amortization of the debt issuance costs. For the three and nine months ended September 30, 2017, the Company incurred interest expense of $0.9 million and $2.5 million, respectively, related to bank loan borrowings, which were repaid as part of the October 2017 recapitalization.
Borrowings under the Secured Loan Facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Borrowings under the Secured Loan Facilities had a weighted average interest rate for the nine months ended September 30, 2018 of 5.65%. The Term Loan Facility requires quarterly principal amortization payments of $4.375 million, which began on March 31, 2018 and continued through September 30, 2018, and $8.75 million (or $35.0 million annually) beginning December 31, 2018 through September 30, 2022, with the remaining balance of the Term Loan Facility due at maturity on October 12, 2022. In addition, beginning for the year ended December 31, 2018, the Company is required to make annual repayments of principal on the Term Loan Facility within ninety days of year end of up to 50% (determined based on the net leverage ratio) of its annual excess cash flow as defined in the credit agreement. The Company is also required to repay certain amounts of the Term Loan Facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
During the nine months ended September 30, 2018, the Company made mandatory principal payments of $13.125 million. All mandatory repayments of the Term Loan Facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the Term Loan Facility will be permitted. In the event that all or any portion of the Term Loan Facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such prepayment, refinancing, or repricing will be at 101.0% of the principal amount so prepaid, refinanced or repriced.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company's existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company's ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company's borrowings under the revolving loan facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At September 30, 2018, the Company was compliant with all loan covenants.

Note 7 — Equity
On September 19, 2018, a dividend of $0.05 per share was paid to stockholders of record on September 5, 2018. For the nine months ended September 30, 2018, dividend payments of $0.15 per share were paid to stockholders and dividend equivalent payments of $0.8 million were paid to holders of restricted stock units. During the three months ended September 30, 2017, dividend payments of $0.45 per share were paid to stockholders and during the nine months ended September 30, 2017, dividend payments of $1.35 per share were paid to stockholders and dividend equivalent payments of $6.2 million were paid to holders of restricted stock units.

In October 2017, the Company commenced a recapitalization plan to repurchase up to $285.0 million of its common stock. During the nine months ended September 30, 2018, the Company repurchased 6,810,797 common shares through a modified Dutch auction tender and open market transactions at an average price of $24.85, for a total cost of $169.2 million.
During the nine months ended September 30, 2018, 1,145,849 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 428,798 shares at an average price of $19.97 per share for a total cost of $8.6 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the nine months ended September 30, 2017, 1,095,224 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 448,738 shares at an average price of $29.06 per share for a total cost of $13.0 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
In connection with the acquisition of Cogent, the Company issued 779,454 shares of common stock on the acquisition date, April 1, 2015. In addition, the Company agreed to issue 334,048 shares of common stock shortly after the second or fourth anniversary of the Acquisition if a revenue target was achieved. The revenue target was met in the quarter ended September 30, 2018 and the common stock related to the Earnout will be issued shortly after the fourth anniversary of the Acquisition. The fair value of the contingent issuance of common shares was valued on the date of the acquisition at $11.9 million and has been recorded as additional paid in capital in the condensed consolidated statements of financial condition. The par value of the shares will be transferred to common stock in the condensed consolidated statement of financial condition when the Earnout shares are issued to the sellers of Cogent. See "Note 4 "Fair Value of Financial Instruments" and "Note 8 - Earnings per Share".

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$11,217		$(5,912)		$28,098		$(413)
Denominator for basic EPS — weighted average number of shares	24,871		32,281		27,504		32,371
Add — dilutive effect of:
Restricted stock units and Cogent earnout shares	1,502	(1)	—	(2)	938	(1)	—	(2)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	26,373		32,281		28,441		32,371
Earnings (loss) per share:
Basic EPS	$0.45		$(0.18)		$1.02		$(0.01)
Diluted EPS	$0.43		$(0.18)		$0.99		$(0.01)
Effective for the quarter ended September 30, 2018, the weighted number of shares and dilutive potential shares include 334,048 shares of common stock that will be issued to certain selling unitholders of Cogent in 2019 as the revenue target related to the Earnout was achieved during the quarter ended September 30, 2018. See "Note 4 — Fair Value of Financial Instruments" and "Note 7 - Equity".
________________________
(1) Excludes 189,749 and 696,417 outstanding restricted stock units that were antidilutive under the treasury stock method for the three and nine months ended September 30, 2018, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
(2) Excludes 2,006,110 outstanding restricted stock units that were antidilutive under the treasury stock method for the three and nine months ended September 30, 2017, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.

Note 9 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
Effective in 2017, the Company was subject to a new accounting pronouncement which requires it to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the nine months ended September 30, 2018 and 2017 include net charges of $4.3 million and $1.1 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
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
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer's facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of September 30, 2018, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2018, G&Co’s net capital was $35.8 million, which exceeded its requirement by $34.1 million. G&Co’s aggregate indebtedness to net capital ratio was 0.7 to 1 at September 30, 2018. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GC LP is also subject to the Rule. GCI, GCE and the European affiliate of GC LP are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of September 30, 2018, GCI, GCE, GC LP, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On October 24, 2018, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on December 19, 2018 to the common stockholders of record on December 5, 2018.

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
Over our 22 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent

Partners, LP, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil and Spain. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2018, we have recruited 11 additional managing directors to expand our regional and sector coverage of consumer products, industrials, insurance, energy, real estate, telecommunications and transportation. As of October 31, 2018, we had 74 client facing managing directors, including those whose recruitment we had announced through that date.
In September 2017, we announced plans for a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our then current equity valuation, existing tax rates and existing opportunities in the credit market. Under that plan, the net proceeds from term loan borrowings and proceeds from the purchase of our common stock by each of our Chairman and Chief Executive Officer were intended to be used to repurchase up to $285.0 million of our common stock (the "Recapitalization"). As of October 31, 2018, we had purchased a total of 11.17 million shares since our September 2017 recapitalization announcement, at an average cost of $22.37 per share, for a total cost of $250.0 million. This represents 88% of the $285 million in share repurchases we set as our objective when we announced our plan, and leaves us with $35.0 million remaining to be spent on repurchases. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2017 Form 10-K filed with the Securities and Exchange Commission.
Global deal activity in the first nine months of 2018 as compared to the same period in the prior year was relatively weak in terms of transaction completions, while announcements for larger transactions increased significantly. For the nine months ended September 30, 2018, the number of completed transactions globally decreased by 6% versus the prior year, which was also a weaker first nine months of the year relative to recent prior years, while the volume of completed transactions (reflecting the sum of all transaction sizes) decreased by 3%. The number of announced transactions globally decreased by 4% in the first nine months of 2018 versus the same period in the prior year, while the volume of announced transactions increased by 28% as a result of the increase in larger transactions1. Although announced transaction activity slowed in the third quarter, we view the conditions favorable for M&A activity globally, particularly for the larger transactions that have historically been our primary focus.
Revenues were $86.8 million in the third quarter of 2018 compared to $48.1 million in the third quarter of 2017, an increase of $38.7 million, or 80%. For the first nine months of 2018, our revenues were $262.8 million compared to $172.3 million in the nine months ended September 30, 2017, an increase of $90.5 million, or 53%.
We view our operating profit margin as a key measure of operating performance. As a result of our increased revenues in the first nine months of 2018 as compared to the same period in 2017, our operating income for the nine months ended September 30, 2018 improved to $59.2 million, representing an operating profit margin of 23% for the first nine months of 2018 as compared to operating income of $4.0 million for the first nine months of 2017, representing an operating profit margin of 2%. The main driver to our operating performance is the level of revenue, and with increased revenues in each of the first three quarters of 2018, we were able to return to our historic range of operating profit margins for years prior to 2017. While we cannot predict our operating profit margin for any future period, our annual operating profit margin has ranged from 18% to 27% over four of the past five calendar years, except for 2017 when it was 3%.
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

1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of October 31, 2018.

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
We generated $86.8 million in revenues in the third quarter of 2018 compared to $48.1 million in the third quarter of 2017, an increase of $38.7 million, or 80%. The increase principally resulted from a significant increase in the number and scale of merger and acquisition transaction completion fees and transaction announcement fees, offset by a decline in capital advisory fees.
Our total revenues were $262.8 million in the nine months ended September 30, 2018 compared to $172.3 million in the nine months ended September 30, 2017, an increase of $90.5 million, or 53%. This increase principally resulted from a significant increase in the number and scale of merger and acquisition transaction completion fees, as well as higher retainer fees and transaction announcement fees, offset by lower capital advisory fees. On a year to date basis our performance was stronger across all regions, and particularly strong in Europe, as compared to the same year to date period in 2017.
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
Our total operating expenses for the third quarter of 2018 were $66.1 million, which compared to $57.5 million of total operating expenses for the third quarter of 2017. The increase in total operating expenses of $8.6 million, or 15%, resulted from an increase in our compensation and benefits expenses, partially offset by a decrease in non-compensation operating expenses, as described in more detail below. Our operating profit margin for the three months ended September 30, 2018 was 24%.
For the nine months ended September 30, 2018, total operating expenses were $203.6 million, which compared to $168.3 million for the same period in 2017. The increase in total operating expenses of $35.3 million, or 21%, resulted from increases in both our compensation and benefits expenses and non-compensation operating expenses, as described in more detail below. Our operating profit margin for the nine months ended September 30, 2018 was 23% as compared to 2% for the same period in 2017.
The following table sets forth information relating to our operating expenses. As a result of the adoption of the new revenue recognition guidance, beginning in 2018, reimbursed client expenses are reported as a component of advisory revenues and are no longer netted against operating expenses, which resulted in revenue and expense both increasing by $2.1 million and $5.4 million for the three and nine months ended September 30, 2018, respectively. Total operating income was not impacted by this change. As provided for in the new revenue recognition accounting guidance, we elected to continue to report operating expenses net of reimbursement of client expenses for 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, unaudited)
Employee compensation and benefits expenses	$47.4	$37.2	$145.1	$120.1
% of revenues	55%	77%	55%	70%
Non-compensation operating expenses	18.7	20.3	58.6	48.3
% of revenues	22%	42%	22%	28%
Total operating expenses	66.1	57.5	203.6	168.3
% of revenues	76%	120%	77%	98%
Total operating income	20.7	(9.4)	59.2	4.0
Operating profit margin	24%	NM	23%	2%
Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the third quarter of 2018 were $47.4 million, which reflected a 55% ratio of compensation to revenues. This amount compared to $37.2 million for the third quarter of 2017, which reflected a 77% ratio of compensation to revenues. The increase of $10.2 million, or 28%, was principally attributable to higher compensation in line with higher quarterly revenues, partially offset by a significantly lower compensation ratio.
For the nine months ended September 30, 2018, our employee compensation and benefits expenses were $145.1 million, which also reflected a 55% ratio of compensation to revenues. This amount compared to $120.1 million for the same period in the prior year, which reflected a 70% ratio of compensation to revenues. The increase in expense of $25.0 million, or 21%, was principally attributable to higher compensation in line with higher year to date revenues, which resulted in a larger annual bonus accrual, partially offset by a decrease in the compensation ratio.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Operating Expenses
Our non-compensation operating expenses were $18.7 million in the third quarter of 2018 compared to $20.3 million in the third quarter of 2017, representing a decrease of $1.6 million, or 8%. The decrease in our non-compensation operating expenses principally resulted from a smaller charge related to the likelihood that our secondary capital advisory business would meet the revenue target required to trigger the earnout payment on our 2015 Cogent acquisition, offset by the inclusion of reimbursable client expenses in accordance with the mandated change in financial statement presentation effective for 2018. The earnout charge was $0.4 million in the third quarter of 2018 versus $1.9 million in the third quarter of 2017.
Non-compensation operating expenses, presented on a comparable basis excluding reimbursable client expenses in 2018 and the remeasurement of the Cogent earnout in both periods, would have been $16.2 million for the third quarter of 2018 as compared to $18.4 million for the third quarter of 2017. This decrease of $2.2 million principally related to lower travel expenses and a reduction in the foreign currency loss on our foreign operations.
For the nine months ended September 30, 2018, our non-compensation operating expenses were $58.6 million compared to $48.3 million for the same period in 2017, representing an increase of $10.3 million or 21%. The increase in non-compensation operating expenses principally resulted from the inclusion of reimbursable client expenses for 2018, as discussed above, and a charge of $4.0 million for the first nine months of 2018 versus a benefit of $5.6 million in the first nine months of 2017 related to the likelihood that our secondary capital advisory business would achieve revenue sufficient to trigger the payment of the Cogent earnout.
Non-compensation operating expenses, presented on a comparable basis excluding reimbursable client expenses and the remeasurement of the Cogent earnout, would have been $49.1 million for the nine months ended September 30, 2018 as compared to $53.9 million for the same period in 2017. This decrease of $4.8 million principally related to lower travel expenses, a smaller foreign currency loss on our foreign operations and the absence of charges for uncollectible accounts, offset by higher professional fees and occupancy expenses.

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

Interest Expense
For the three months ended September 30, 2018, we incurred interest expense of $5.7 million as compared to $0.9 million for the same period in 2017. For the nine months ended September 30, 2018, we incurred interest expense of $16.6 million as compared to $2.5 million for the comparable period in 2017. The increase in interest expense during 2018 relates to borrowings under our new secured term loan facility, which was drawn down in October 2017 as part of the recapitalization plan we announced in September 2017.

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

Provision for Income Taxes
For the third quarter of 2018, the provision for income taxes was $3.8 million, reflecting an effective rate of 25%, as compared to an income tax benefit for the third quarter of 2017 of $4.4 million. Our effective tax rate in 2018 is lower than in prior periods principally as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.
For the nine months ended September 30, 2018, the provision for income taxes was $14.5 million, reflecting an effective rate of 34%, as compared to a provision for income taxes of $1.9 million for the same period in 2017. The provision for income taxes for the first nine months of 2018 and 2017 included charges of $4.3 million and $1.1 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these charges, the provisions for income taxes for the nine months ended September 30, 2018 and 2017 would have been $10.2 million, reflecting an effective tax rate of 24%, and $0.8 million, reflecting an effective tax rate of 54%, respectively. The decrease in the effective tax rate in the first nine months of 2018, excluding the charge related to the vesting of restricted stock awards, principally related to the Tax Act described above.

The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity. At September 30, 2018, we had cash and cash equivalents of $125.4 million.
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

At September 30, 2018, we had advisory fees receivable of $86.8 million, including long-term receivables related to primary capital advisory engagements of $24.6 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. During 2018, we have paid to our employees cash bonuses and accrued benefits of $17.4 million relating to compensation accrued at December 31, 2017. In addition, during 2018, we paid $2.8 million related to income taxes owed principally in the U.S. for the year ended December 31, 2017.
As part of our Recapitalization, in October 2017, we entered into a new credit agreement with a syndicate of lenders, who loaned us $350.0 million under a five-year secured term loan facility and provided us with a three-year secured revolving credit facility for $20.0 million, which was undrawn at closing and has remained undrawn through September 30, 2018. Borrowings under the new credit facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Our borrowing rates during the first nine months of 2018 ranged from 5.1% to 6.1%. The term loan requires mandatory quarterly principal amortization payments of $4.375 million, which began on March 31, 2018 and continued through September 30, 2018 and of $8.75 million (or $35.0 million annually) beginning December 31, 2018 and continuing through September 30, 2022 with the remaining balance of the term loan due at maturity on October 12, 2022. As of September 30, 2018, we have made mandatory term loan payments of $13.125 million during 2018. In addition, beginning for the year ended December 31, 2018, we are required to make annual repayments of principal on the term loan of up to 50% (determined based on the net leverage ratio) of our excess cash flow as defined in the credit agreement. Since the excess cash flow payment for 2018 is based on our annual financial performance for the year and working capital position at year-end, we are currently not able to estimate the amount of payment, if any, that may be payable on March 31, 2019. We are also required to repay certain amounts of the term loan in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
All mandatory repayments of the term loan facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the term loan facility will be permitted. In the event that all or any portion of the term loan facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such repayment, prepayment, refinancing, or repricing will be at 101.0% of the principal amount so repaid, prepaid, refinanced or repriced. On or after April 12, 2019, subject to market conditions, we may seek to reprice, modify and/or amend the loan facility to reduce our borrowing rate, modify restricted payment covenants and take other actions to increase our flexibility with respect to our uses of free cash flow.
The new term and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At September 30, 2018, we were compliant with all loan covenants and we expect to continue to be compliant with all loan covenants in future periods.
The new $20.0 million revolving loan facility is available to use for working capital needs and other general corporate purposes. No scheduled principal payments will be required on amounts drawn on the three year revolving loan facility until the maturity date of that facility in October 2020. Any borrowings under the new revolving loan facility may be repaid and reborrowed.
As additional contingent consideration for the purchase of Cogent in April 2015, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. Pursuant to the terms of the purchase agreement, the cash payment and the issuance of common shares occurs if our secondary fund placement business achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019). For the two-year period ended March 31, 2017, the revenue generated by our secondary placement business was slightly less than revenue target required to achieve the Earnout during the first two-year period. In the third quarter of 2018, the revenue target was achieved for the two-year period ended March 31, 2019 and the contingent consideration will be paid promptly after that date. We expect the cash payment will be funded from our cash and cash equivalents balance. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Results - Non-Compensation Expenses".

As a result of the enactment of the Tax Act, we calculate the amount of incremental tax owed, if any, on our foreign earnings on a current basis and consequently, we expect that we will be able to repatriate foreign cash without any further tax burden. Subject to any limitations imposed by Treasury Department regulations or interpretative rules related to the Tax Act, we intend to repatriate our foreign cash subject to our estimated operating needs in our foreign jurisdictions, our needs for additional cash in the U.S. and other global cash management purposes.
As part of the Recapitalization, our Board of Directors provided us with authority to repurchase up to $285.0 million of our common stock through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement), obligations under the Earnout, and other factors we deem relevant. Pursuant to that authority, in 2017, we repurchased 3,434,137 shares of our common stock through a fixed price tender offer at $17.25 per share, and an additional 343,411 common shares through open market transactions, or in aggregate 3,777,548 common shares at an average price of $17.41 per share, for a total cost of $65.8 million. In the first nine months of 2018, we continued our repurchase plan with the repurchase of 6,810,797 common shares through a modified Dutch auction tender offer and open market transactions, at an average price of $24.85 per share, for a total cost of $169.2 million. Additionally, during October 2018, we repurchased 584,814 common shares at an average price of $25.65 per share, for a total cost of $15.0 million. As of October 31, 2018, since the commencement of our repurchase plan we have repurchased 11,173,159 common shares at an average price of $22.37 per share, for a total cost of $250.0 million, which represents approximately 88% of the repurchases authorized, and we have remaining authorization under our share repurchase plan of $35.0 million, which we intend to implement through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. Our credit agreement limits our share repurchase program to $285.0 million, subject to certain exceptions. Once the share repurchase program is completed, unless the agreement is modified, we are restricted from further share repurchases, except we will continue to be permitted to make repurchases of share equivalents of up to $20 million annually through tax withholding on vesting restricted stock units. So long as our current credit agreement is outstanding, we intend to focus our cash flow principally on debt repayment.
In addition, for the nine months ended September 30, 2018, we were deemed to have repurchased 428,798 shares of our common stock at a price of $19.97 per share, for a total cost of $8.6 million, in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a four to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at October 31, 2018, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $51.9 million (as calculated based upon the closing share price as of October 31, 2018 of $22.05 per share and assuming a withholding tax rate of 39% consistent with our recent experience) over the next five years, of which an additional $12.3 million will be payable in 2019, $13.0 million will be payable in 2020, $9.1 million will be payable in 2021, $13.9 million will be payable in 2022, and $3.6 million will be payable in 2023. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future share settlement payments with operating cash flow to the extent the amount is less than $20.0 million per year, as permitted under the credit agreement, we are unable to predict the timing or magnitude of our share repurchases. To the extent we have fully utilized the share repurchase amount permitted under the credit agreement and future share settlement payments are expected to exceed the amount allowable under the credit agreement, we will seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of its long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at October 31, 2018, we estimate payments of $20.6 million over the next five years, of which $6.8 million will be payable in 2019, $9.4 million will be payable in 2020, $3.2 million will be payable in 2021, $1.1 million will be payable in 2022 and $0.1 million will be payable in 2023. We will realize a corporate income tax deduction at the time of payment.
In order to improve tax efficiency and accelerate the future payment of debt related to our Recapitalization, we elected to substantially reduce our quarterly dividend beginning in the fourth quarter of 2017. Under the credit agreement, we are permitted to make aggregate annual dividend distributions of up to $5.0 million, with any amounts not distributed in any particular year available for carryover to future years. During 2018, we have declared quarterly dividends of $0.05 per common share payable in March, June, September and December 2018. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement, obligations under the Earnout, and other factors as our Board of Directors may deem relevant.
At October 31, 2018, we had cash and cash equivalents of $129.0 million, a term loan principal balance of $336.9 million and there were no drawings under our revolving loan facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. We have invested a portion of our cash in readily marketable obligations issued or directly and fully guaranteed by the government or any agency of instrumentality of the U.S., having average maturities of not more than twelve months or other liquid investments each as permitted under the credit agreement.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, tax obligations, interest and principal payments on our loan facilities, common dividend payments, share repurchases related to the tax settlement payments upon the vesting of the RSUs, deferred cash compensation payments, the obligation under the Earnout and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our cash flow will be sufficient to allow us to make timely principal and interest payments under the credit agreement. If we are unable to fund our debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Cash Flows
In the nine months ended September 30, 2018, our cash and cash equivalents decreased by $142.3 million from December 31, 2017, including a decrease of $2.7 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $55.6 million from operating activities, which consisted of $68.1 million from net income after giving effect to non-cash items, offset by a net increase in working capital of $12.5 million, principally from an increase in accounts receivables due to timing of transaction closings and collections, partially offset by an increase in compensation payable due to an increase in accrued annual bonuses. We used $0.2 million in investing activities to fund equipment purchases and leasehold improvements. We used $194.9 million in financing activities, including $169.2 million for market repurchases of our common stock, $8.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $13.1 million for the quarterly principal payments on the secured term loans and $4.0 million for the payment of dividends.
In the nine months ended September 30, 2017, our cash and cash equivalents decreased by $47.4 million from December 31, 2016, net of an increase of $4.8 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $5.6 million from operating activities, which consisted of $25.5 million from net income after giving effect to non-cash items offset by a net increase in working capital of $19.9 million, principally from payment of annual bonuses and accrued income taxes, partially offset by a reduction in accounts receivable. We used $1.5 million in investing activities to fund equipment purchases and leasehold improvements related to new offices. We used $56.4 million in financing activities, including $16.9 million for the repayment of the bank term loan facility, $46.2 million for the payment of dividends, $13.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, offset in part by the net borrowings of $19.7 million on our revolving bank loan facility.

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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange in the major markets in which we operate between the Australian dollar, Canadian dollar, pound sterling, euro, yen, krona and real (in which collectively 42% of our revenues for the nine months ended September 30, 2018 were denominated) and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which included the United Kingdom, Europe and Australia. During the nine months ended September 30, 2018, as compared to the same period in 2017, the value of the U.S. dollar weakened relative to the pound sterling and the euro and weakened slightly against the Australian dollar. In aggregate, although there was a positive impact on our revenues in the first nine months of 2018 as compared to the same period in 2017 as a result of movements in the foreign currency exchange rates, we did not deem the impact significant due to the timing of receipts and the mix of currencies we received, including the negotiation for the payment of certain foreign transaction fees in U.S. dollars. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the third quarter 2018:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July	310,779	$30.27	310,779	$97,962,909
August	960,713	$31.19	960,713	68,002,018
September	652,923	$27.57	652,923	50,000,020
Total	1,924,415		1,924,415	$50,000,020
_____________________________________________

(1)
Excludes 31,218 shares we are deemed to have repurchased in the third quarter of 2018 at an average price of $32.45 per share from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
Effective September 25, 2017, our Board of Directors authorized the repurchase of up to $285,000,000 of our common stock in conjunction with our recapitalization plan. As of June 30, 2018, since September 2017 we had repurchased 8,663,930 shares with an aggregate purchase price of $177,628,286, and as of that date up to $107,371,714 remained that could yet be purchased under the plan.

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
Dated: November 6, 2018

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1