Form 10-K
period 2018-12-31
GREENHILL & CO INC
filed 2019-03-01
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was approximately $523 million. The registrant has no non-voting stock. As of February 15, 2019, there were 20,692,109 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2019 annual meeting of stockholders to be held on April 24, 2019 are incorporated by reference in response to Part III of this Report.

PART I
When we use the terms “Greenhill”, “we”, “us”, “our”, “the Company”, and “the Firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries. Our principal advisory subsidiaries are Greenhill & Co., LLC, a registered broker-dealer regulated by the Securities and Exchange Commission which provides investment banking and capital advisory services in North America; Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, which provide investment banking and capital advisory services in Europe and are regulated by the United Kingdom Financial Conduct Authority; Greenhill & Co. Australia Pty Limited, which provides investment banking and capital advisory services in Australia and is regulated by the Australian Securities and Investments Commission; and Greenhill Cogent, LP, a registered broker-dealer regulated by the Securities and Exchange Commission, which provides capital advisory services in North America, and was merged into Greenhill & Co., LLC, effective January 1, 2019.

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
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Greenhill was formed as a limited liability company and converted to a Delaware corporation in 2004 at the time of our IPO. Since our founding, Greenhill has grown significantly, through recruiting talented managing directors and other senior professionals, by acquiring complementary advisory businesses and by training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring, and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 15 offices across five continents.
As of December 31, 2018, we had 365 employees globally. At that date, we had 76 client facing managing directors, including those whose hiring we had announced.
Advisory Services
Greenhill is a unique global investment banking firm, not only in relation to the large integrated, or “bulge bracket”, institutions, which engage in commercial lending, underwriting, research, sales and trading and other businesses, but also in relation to other so-called “independent” investment banks, many of which engage in investment management, research and capital markets businesses, all of which can create conflicts with clients’ interests. Greenhill’s singular focus on advisory services differentiates us from other investment banks, and enables us to offer best-in-class service to each of our clients.

•	Advising clients is our only business. We do not engage in investing, trading, lending, underwriting, research or investment management businesses. Our clients’ interests are our sole priority.

•
We provide unbiased, conflict-free advice. We have no products or additional services to cross-sell and, thus, no inherent conflicts of interest. We also have no lending, prime brokerage or other relationships with activist investors.

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

•	We offer a collaborative approach to global client service. Our professionals around the globe work together on a fully-integrated, one-firm, one-team approach to advance the interests of our clients.
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
Mergers and Acquisitions. On merger and acquisition engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, divestitures, spin-offs and other strategic transactions, through all stages of a transaction’s life cycle, from initial structuring and negotiation to final execution. Our focus is on providing high-quality, unbiased advice to senior executive management teams, boards of directors and special committees of prominent large and mid-cap companies and to key decision makers at governments and at large institutions on transactions that typically are of the highest strategic and financial importance to our clients. We have specialists in nearly every significant industry sector who work closely with our transaction and regional specialists to provide the highest quality advice and transaction execution. In addition to merger and acquisition transactions, we advise clients on a full range of critical strategic matters, including activist response, defensive tactics, special committee projects, licensing deals and joint ventures. We provide advice on valuation, negotiation tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, as well as financing alternatives. In appropriate situations, we also provide fairness opinions with regard to merger and acquisition transactions.
Financing Advisory and Restructuring. Our financing advisory and restructuring practice encompasses a wide range of advisory services. In debt restructurings, we advise debtors, creditors, governments, pension funds and other stakeholders in companies experiencing financial distress, as well as potential acquirers of distressed companies and assets. We provide advice on valuation, restructuring alternatives, capital structures, financing alternatives and sales or recapitalizations, and we assist clients in identifying and capitalizing on potential incremental sources of value. We also assist those clients who seek court-assisted reorganizations by developing and seeking approval for plans of reorganization as well as the implementation of such plans. In addition to debt restructurings, we advise on a variety of other financing matters, including debt issuances, equity financings, exchange offers and spin-off transactions. We also provide advice on initial public offerings (IPOs) and other equity capital market transactions in which clients value our independent advice as a knowledgeable advisor who does not stand to earn substantial underwriting or placement fees.
Capital Advisory. We are one of the leading global financial advisors to pension funds, endowments and other institutional investors on transactions involving alternative assets. We advise such institutions globally on secondary sales of interests in private equity and similar funds, as well as providing advice to alternative asset fund sponsors for capital raising, restructuring, financing, liquidity options, valuation and related services.
Revenues
Our revenues are derived from both corporate advisory services related to mergers and acquisitions (M&A) and financings and restructurings and capital advisory services related to sales or capital raises pertaining to alternative assets. Revenues from corporate advisory are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Fees earned from capital advisory services are typically based upon a fixed percentage of the transaction value or the amount of capital raised.
Employees
As an independent investment bank focused solely on advisory services, our people are our primary asset. Our managing directors average more than 20 years of relevant experience, which they leverage to provide the highest quality advice on a collaborative, globally-integrated basis across our full range of services. Our managing directors are supported by a strong team of more junior professionals, and we spend a significant amount of time training and mentoring our junior professionals. We seek to provide our junior professionals with broad exposure to a variety of assignments involving mergers and acquisitions, divestitures, restructurings, financings, capital raisings and other transactions. This approach provides us with the flexibility to allocate resources depending on the transaction environment and provides our bankers with a wide variety of experiences to assist in the development of their business and financial judgment.
As of December 31, 2018, Greenhill employed a total of 365 people, of which 221 were located in our offices in North America, 93 were based in our European offices, and 51 in the rest of the world. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters collegiality, teamwork, professionalism, excellence, diversity and collaboration among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.
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
For a discussion of risks related to the highly competitive environment in which we operate, see “Item 1A. Risk Factors” in this annual report.
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

North America
In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws and the protection of investors who invest in Greenhill. Both Greenhill & Co., LLC (“G&Co LLC”) and, until December 31, 2018, Greenhill Cogent, LP (“GC LP”), are wholly-owned subsidiaries of Greenhill through which we conduct our U.S. advisory business. They are registered as broker-dealers with the SEC, are members of the Financial Industry Regulatory Authority (“FINRA”) and are subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including G&Co LLC and GC LP. State and local securities regulators also have regulatory or oversight authority over G&Co LLC and GC LP. As approved by FINRA in 2018, effective as of January 1, 2019, GC LP merged with G&Co LLC, with G&Co LLC being the sole surviving entity. The capital requirements of G&Co LLC did not change as a result of the merger.
Broker-dealers are subject to regulations that cover all aspects of the securities business. Our business model is exclusively focused on providing strategic advice to clients and we do not hold customer funds or securities, or carry on research, securities trading, lending or underwriting activities. While this means that certain broker-dealer regulations, such as those pertaining to the use and safekeeping of customers’ funds and securities and the financing of customers’ purchases, may not be applicable to us, we remain subject to other applicable broker-dealer regulations, including regulatory capital levels, record keeping and reporting requirements, and the conduct and qualifications of officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, G&Co LLC and GC LP, are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant portion of a broker-dealer’s assets be retained in liquid financial instruments relative to the amount of its liabilities. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
In addition, Greenhill Capital Partners, LLC, our wholly-owned subsidiary, which operated as and will continue to operate as general partner of Greenhill Capital Partners II, a former merchant banking fund, is a registered investment adviser under the Investment Advisers Act of 1940, as amended. As such, it is subject to regulation and periodic examinations by the SEC. Such regulations relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions.
Europe
Greenhill & Co. International LLP and Greenhill & Co. Europe LLP, our wholly owned affiliated partnerships with offices in the United Kingdom and Germany, respectively, through which we conduct the majority of our European advisory business, are authorized and regulated by the United Kingdom’s Financial Conduct Authority (“FCA”). Greenhill & Co. Europe LLP is also subject to regulation by the Federal Financial Supervisory Authority in Germany (“BaFin”). The current UK regulatory regime is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA. These rules govern all aspects of our advisory business in the United Kingdom, including carrying on regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.
Both Greenhill & Co. International LLP and Greenhill & Co. Europe LLP have obtained the appropriate European financial services passport rights to provide cross-border services into a number of other members of the European Economic Area (“EEA”). This “passport” derives from the pan-European regime established by the EU Markets in Financial Instruments Directive, which regulates the provision of financial services and activities throughout the EEA. As a result of the U.K.’s proposed departure from the European Union and its potential impact on the structure of our European operations, we have incorporated a new German entity and are in the process of submitting an application with BaFin to provide investment banking services throughout the EU from our offices in Frankfurt and Madrid.
Greenhill & Co. Sweden AB, our wholly-owned Swedish subsidiary with an office in Stockholm, provides financial advice to clients in Sweden and the wider Nordic region, and is subject to regulation by the Swedish Financial Supervisory Authority.
Greenhill & Co. Spain Limited, our wholly-owned Spanish subsidiary with an office in Madrid, provides financial advice to clients in Spain and the wider Iberian region, and is authorized and regulated by the FCA and also subject to regulation by the Comisión Nacional del Mercado de Valores (CNMV).

Australia
Greenhill & Co. Australia Pty Limited (“Greenhill Australia”), our wholly-owned Australian subsidiary, is licensed and subject to regulation by the Australian Securities and Investments Commission (“ASIC”) and must also comply with applicable provisions of the Corporations Act 2001 and other Australian legal and regulatory requirements, including capital adequacy rules, customer protection rules, and compliance with other applicable trading and investment banking regulations.
Asia
Greenhill & Co. Asia Limited, a wholly-owned Hong Kong subsidiary, is licensed under the Hong Kong Securities and Futures Ordinance with the Securities and Futures Commission (“SFC”) and is regulated by the SFC. The compliance requirements of the SFC include, among other things, net capital, stockholders’ equity and periodic reporting requirements, and also the registration and training of certain employees and responsible officers.
General
Our business may also be subject to regulation by other governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates or conducts business.
Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain, and registration with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”), where we are registered. In addition, pursuant to the USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations, as a “financial institution,” we have established and maintain an anti-money-laundering program.
In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the Treasury Department’s Office of Foreign Assets Control, or OFAC, publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Similar restrictions have been issued in the U.K. by HM Treasury. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.
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
For a discussion of risk related to the regulation that we are subject to, see “Item 1A. Risk Factors” in this annual report.
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

Item 1A.  Risk Factors
Our future growth is dependent on both our ability to identify, attract and hire additional managing directors and other professionals and our ability to identify, acquire and successfully integrate complementary advisory businesses
The future growth of our business is dependent upon our ability to recruit new personnel, develop our existing and new personnel and expand through strategic investments or acquisitions. To successfully increase our headcount we must identify, attract and hire professionals, or teams of professionals, to join our firm, who not only will be able to function as trusted advisors to our clients without the support of a large suite of products but also will be able to fit into our collegial culture. The recruitment, development and training of professionals require large commitments of time and resources. It may take a substantial amount of time to determine whether new professionals will be effective and, during that time, we may incur significant expenses on compensation, integration and business development activities. Furthermore, there can be no certainty that our personnel will develop the skills necessary to advise our client base or that we will be able to retain the high achieving personnel.
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
Our ability to retain our managing directors and other professionals is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left Greenhill in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director would have on our business. The departure or other loss of our senior managing directors could materially adversely affect our ability to secure and successfully complete engagements, which could materially adversely affect our results of operations.
In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services, or some of our managing directors or other professionals could choose to follow the departing managing director in joining an existing competitor or forming a competing company. Although we have entered into non-competition agreements with our managing directors, the restriction period in many of the agreements does not exceed three to six months, and there is no guarantee that these agreements are sufficiently broad or effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under these agreements.
Principally all of our revenues are derived from advisory fees, which results in volatility in our revenues and profits
We are entirely focused on the financial advisory business and we earn principally all of our revenues from advisory fees paid to us by each of our clients, in large part upon the successful completion of the client’s transaction, the timing of which is outside of our control. Unlike diversified investment banks, which generate revenues from commercial lending, securities trading and underwriting, or other advisory firms, which have asset management and other businesses, our generation of revenues from sources other than advisory fees is minimal. As a result, a decline in our advisory engagements, the number and scale of successfully completed client transactions or the market for advisory services generally would have a material adverse effect on our business and results of operations.
Our engagements are singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period
We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any future period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement or closing, and the timing of these milestones is outside our control. Extended regulatory and other delays in the closing of announced transactions can create increased volatility in our revenues from period to period, since the largest portion of our fees is paid upon closing. Further, a transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. In cases where an engagement is terminated prior to the successful completion of a transaction or project, whether due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.
A high percentage of our advisory revenues is derived from a small number of clients, and the termination of any one advisory engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 34% of our total revenues in 2018 and 39% in 2017. There was no single client in 2018 or 2017 that represented greater than 10% of our revenues. We earned $1 million or more from 82 clients in 2018, compared to 58 in 2017, of which 46% of the clients were new to us in 2018 and 31% in 2017. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our advisory engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions on which we are advising can be significant.
We generate a substantial portion of our revenues from our services in connection with mergers and acquisitions; in the event of a decline in merger and acquisition activity, it is unlikely we could offset lower revenues with revenues from other services
The large majority of our bankers are focused on covering clients in the context of providing merger and acquisition advisory services and those activities generate a substantial portion of our revenues. In the event of a decline in merger and acquisition activity, we may seek to generate greater business from our financing advisory and restructuring and/or capital advisory services. However, it is unlikely that we will be able to offset lower revenues from our merger and acquisition activities with revenues generated from either financing advisory and restructuring or capital advisory assignments. Both our financing advisory and restructuring business, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, and our capital advisory business, which primarily advises on secondary transactions for alternative assets, are smaller than our mergers and acquisitions advisory business, and we expect that they will remain that way for the foreseeable future.
If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring services is at a low level, our financial advisory and restructuring business could suffer
We provide various financing advisory and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring advisory services entails the risk that the transaction will be unsuccessful, takes considerable time and can be subject to a bankruptcy court’s discretionary power to disallow or discount our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services is at a low level, our financing advisory and restructuring business would be adversely affected.
Our capital advisory business is dependent on the availability of capital for deployment in the alternative asset classes in which our clients are invested
In our capital advisory business, we advise institutional investors and general partners of investment funds on the sale of alternative assets funds in secondary transactions and other restructuring and/or capital raising transactions. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity. Our ability to assist investors in selling their interests in secondary transactions or to assist fund managers and sponsors in raising capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. To the extent private and public capital focused on alternative investment opportunities for our clients is limited, the results of our capital advisory business may be adversely affected.

Our business may be adversely affected by difficult market conditions and a decline in transaction activity
Adverse market or economic conditions would likely affect the number, size and timing of transactions on which we provide advice and therefore adversely affect our advisory fees. Furthermore, rapid increases in equity valuations and market volatility can negatively impact merger and acquisition activity. Our clients engaging in mergers and acquisitions often rely on access to the credit and/or equity markets to finance their transactions. The uncertainty of available credit and the volatility of equity markets can adversely affect the size, volume and timing of, as well as the ability of our clients to successfully complete merger and acquisition transactions, which can also adversely affect our advisory business. Furthermore, market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions.
While we operate in North America, Europe, Australia, Asia and South America, our operations in the United States and Europe have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in these locations.
We face strong competition from far larger firms and other independent firms, which could adversely affect our market share of the advisory business
The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, our range of products and services, strength of relationships, innovation, reputation and price. We may experience pricing pressures in the future if some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 365 employees as of December 31, 2018 and total revenues of $352.0 million for the year ended December 31, 2018. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve clients’ needs, greater global reach and broader relationships with current and potential clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
Our integrated investment banking competitors and other large commercial banks, insurance companies and other broad-based financial services firms that have established or acquired financial advisory practices and broker-dealers, or that have merged with other financial institutions, have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and investment banking services, which may enhance their competitive position. Their ability to support investment banking with commercial banking, insurance and other financial services revenues in an effort to gain market share could result in pricing pressure in our businesses. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors; and, because we are unable to provide such financing, we may be unable to compete for advisory clients in a significant part of the advisory market.
In addition to our larger competitors, a number of independent investment banks offer independent advisory services and some of these firms are larger and have greater general and industry specific coverage resources and larger financing advisory and restructuring groups than we do. Furthermore, a number of such independent firms may have greater financial resources than us. Additionally, over the past several years, there has been an increase in the number of newly formed independent advisory firms, some of which provide industry specific advice. Since independent advisory firms require minimal capital to operate, there are few obstacles to forming a new firm. As these independent firms seek to gain market share, our share of the advisory business could diminish and there could be pricing pressure, which would adversely affect our revenues and earnings.
Strategic investments and acquisitions, or foreign expansion, may result in additional risks and uncertainties in our business
When we make strategic investments or acquisitions, such as our acquisitions of Caliburn Partnership Pty Limited (now Greenhill Australia) and Cogent Partners, LP (now Greenhill’s secondary capital advisory team), in addition to the risks associated with the integration and retention of personnel, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including accounting and data processing systems and management controls.
To the extent that we pursue business opportunities in certain markets outside the United States, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, excessive taxation, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult and costly for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.

If we expand to new geographic locations, we will incur additional compensation, occupancy, integration, legal and business development costs. Additionally, it may take significant time for us to determine whether new managing directors will be profitable or effective, during which time we may incur significant expenses and expend significant time and resources on compensation, integration and business development. Accordingly, the additional costs and expenses of an expansion may be reflected in our financial results before any offsetting revenues are generated. Depending upon the extent of our expansion, and whether it is done by recruiting new managing directors, strategic investment or acquisition, the incremental costs of our expansion may be funded from cash from operations or other financing alternatives. There can be no assurance that we will be able to generate or obtain sufficient capital on acceptable terms to fund our expansion needs, which would limit our future growth and could adversely affect our share price.
If we grow, we will also be required to commit additional management, operational, and financial resources to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
The inherent volatility in our financial results, from period to period, translates into volatility in our stock price
Our revenue and profits are highly volatile. We can experience significant variations in revenues and earnings during each quarterly period. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts throughout the year upon the successful completion of a transaction, the timing of which is uncertain and is not subject to our control.
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
Our advisory fee revenues are subject to risks and uncertainties beyond our control
In many cases, we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring or closing of a fund. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, in our mergers and acquisitions business, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. In our financing advisory restructuring business, anticipated bidders for assets of a client in financial distress may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In our capital advisory business, our clients may not be able to sell their fund interests in secondary transactions or raise sufficient capital because anticipated investors may decline to invest in such a fund due to lack of liquidity, change in strategic direction of the investor, or other factors. In these circumstances, we may receive limited or no advisory fees, despite having committed substantial time and resources to an engagement. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our revenues and earnings.
Our increased leverage and substantial long-term debt could adversely affect our business
In October 2017, we substantially increased our leverage through the borrowing of $350.0 million under a five-year secured term loan facility as well as entering into a three-year revolving credit facility pursuant to which we can borrow an additional $20.0 million. At December 31, 2018, $328.1 million remained outstanding on the term loan facility and we are obligated to make future quarterly principal installment payments of $8.75 million (or $35.0 million annually) on March 31, 2019 and continuing quarterly thereafter through September 30, 2022, with the remaining balance of the term loan facility due at maturity on October 12, 2022. In addition, we may be required to make annual repayments of principal on the term loan facility for years ended December 31, 2019 and forward within ninety days of year-end of from 0% to 50% of our annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. For the year ended December 31, 2018, based on our financial results for 2018, an excess cash flow payment was not required.
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
The amount of our long-term debt could have adverse consequences. For example, it could:

•increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund our operating activities, including deferred compensation arrangements, working capital, and other general corporate requirements;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared with our competitors; and

•	limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity and meet regulatory capital requirements.
If we are unable to fund our debt obligations we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the credit agreement on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing for our existing operations or to fund new business opportunities. Our inability to incur additional indebtedness could limit our business opportunities, which could have a material impact on our operations and have a material adverse effect on our share price. Further, our inability to repay or refinance the loan facilities when due could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our business operations and our stock price.
Our borrowings bear interest at variable rates, subject to, at our election, either the U.S. Prime Rate plus a margin of 2.75% or LIBOR plus a margin of 3.75%. For the year ended December 31, 2018 we incurred interest expense of $22.4 million and our borrowing rate ranged from 5.1% to 6.6%. We currently do not hedge our borrowing rate and an increase in interest rates would increase the portion of our cash flow used to service our indebtedness and could have a material adverse effect on our liquidity and our ability to meet our obligations timely, which could have a material adverse effect on our stock price.

The credit agreement contains various covenants that impose restrictions on us that may affect our ability to operate our business
The credit agreement contains covenants that may limit our ability to take actions that might be to the advantage of the Firm and our shareholders. Among other things, subject to certain exceptions, the credit agreement limits our ability to:

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

In addition, we are subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the secured revolving loan facility exceed $12.5 million. Under the terms of the loan facilities, we are also subject to certain other non-financial covenants. Our ability to comply with these covenants will depend upon our future operating performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
Failure to comply with any of the covenants in our credit agreement could result in a default, which would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by the credit agreement on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Our inability to repay or refinance the loan facilities when due could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our business operations and our stock price.
Our decision to return cash to our shareholders through repurchases of our common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders
In September 2017, our Board of Directors authorized the repurchase of up to $285.0 million of our common stock. Since the commencement of our repurchase plan through January 31, 2019, we have repurchased 11,588,283 common shares at an average price of $22.52 per share, for a total cost of $261.0 million, which represents approximately 92% of the repurchases authorized. At January 31, 2019 we had $24.0 million remaining and authorized for repurchase under the plan. We intend to complete the repurchase plan through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized.
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
Our decision to repurchase shares of our common stock will reduce our public float, which could cause our share price to decline
 Prior to the announcement of our share repurchase plan in September 2017, we had approximately 29.6 million shares outstanding and the aggregate value of our outstanding common shares was approximately $425 million. At January 31, 2019, we had approximately 20.1 million shares outstanding and the aggregate value of our outstanding common shares was approximately $504 million. As we continue to implement our share repurchase plan we will continue to reduce our “public float,” (the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets), which most likely will reduce the volume of trading in our shares and result in reduced liquidity and cause fluctuations in the trading price of our common stock unrelated to our performance.  Furthermore, certain institutional holders of our common shares (including index funds) may require a minimum market capitalization of each of their holdings in excess of our market capitalization and therefore be required to dispose of our common stock, which may cause the value of our common stock to decline. There can be no assurance that this reduction in our public float will not result in a lower share price or reduced liquidity in the trading market for our common shares during and upon completion of our share repurchase plan.
Our executive officers, directors and other employees, together with their affiliated entities, hold a significant percentage of our common stock, and their interests may differ from those of our unaffiliated shareholders
Our executive officers, directors and other employees and their affiliated entities collectively owned approximately 25% of the total shares of common stock outstanding as of February 15, 2019 (or approximately 43%, assuming vesting in full on February 15, 2019 of all restricted stock units they hold).
If we repurchase the remaining $24.0 million of shares authorized under our repurchase program at the closing price on February 15, 2019 of $25.06 per share, and assuming our executive officers, directors and other employees, together with their affiliated entities, maintain their current holdings in our common stock, our executive officers, directors and other employees, together with their affiliated entities, would increase their relative ownership of our common stock and would collectively own approximately 26% of our outstanding common stock (or approximately 45%, assuming vesting in full on January 31, 2019 of all restricted stock units they hold). As a result of these shareholdings, our executive officers, directors and employees, together with their affiliated entities, currently are able to exercise, and may increasingly be able to exercise, significant influence over the election of our Board of Directors, the management and policies of Greenhill and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, and their interests may differ from those of our unaffiliated shareholders. In addition, this concentration of ownership could have the effect of delaying, preventing or defeating a third party from acquiring control over or merging with us.
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
A significant portion of the compensation of our managing directors is paid in restricted stock units, and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding
As part of annual bonus and incentive compensation, we award restricted stock units to managing directors and other employees. We also award restricted stock units as a long-term incentive to new hires at the time they join Greenhill. At February 15, 2019, 6,586,520, restricted stock units were outstanding, including 1,618,208 restricted stock units granted to employees in February 2019 as part of the long-term incentive award component of our annual compensation package for 2018. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other senior employees generally vest ratably over a four to five-year period, with the first vesting on the first anniversary of the grant date, or do not vest until the fourth or fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Awards of restricted stock to our more junior professionals generally vest ratably over a three to four year period. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Vesting of restricted stock units will be accelerated and immediately vested upon a participant’s death, disability or retirement, as defined in the relevant agreements. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 15, 2019 are scheduled to be issued as follows: 274,713 additional shares in 2019, 1,894,112 shares in 2020, 1,434,664 shares in 2021, 2,061,750 shares in 2022, 754,681 shares in 2023, and 166,600 shares in 2024 and beyond.
Employee misconduct could harm Greenhill and is difficult to detect and deter
There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at Greenhill. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and material fines, or insider trading, which could lead to criminal charges. Our advisory business often requires that we deal with highly confidential information of great significance to our clients, the improper use of which may have a material adverse impact on our clients. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Any breach of our clients’ confidences as a result of employee misconduct may harm our reputation and impair our ability to attract and retain advisory clients, which could adversely affect our business.
In recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we or our employees have violated these laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
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
In addition, our clients are often concerned about conflicts of interest that may arise in the course of engagements. While we have adopted various policies, controls and procedures to reduce the risks associated with the execution of transactions, the rendering of fairness opinions and potential conflicts of interest, these policies may not be adhered to by our employees or be effective in reducing these risks. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. We are unable to estimate the amount of monetary damages which could be assessed or reputational harm that could occur as a result of any such regulatory sanction or client litigation.
As a financial advisor on significant transactions, we face substantial litigation risk
Our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including rendering fairness opinions in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing, including claims for aiding and abetting client misconduct. Moreover, judicial scrutiny and criticism of investment banker performance and activities has increased, creating risk that our services in a litigated transaction could be criticized by the court. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.
Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us fully or may not be enforceable in all cases. The effectiveness of these indemnities in limiting our financial exposure is also dependent on our client’s capacity to pay the amounts claimed. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
We are subject to extensive regulation in the financial services industry, which creates risk of non-compliance that could adversely affect our business and reputation
As a participant in the financial services industry, we are subject to extensive regulation in the United States, Europe, Australia and Asia. In addition, as we expand our international operations by opening new offices outside the United States or by carrying out transactions or private placement activities internationally, we are increasingly subject to new regulatory requirements. Regulatory and self-regulatory agencies, as well as securities commissions, in various jurisdictions in which we do business are empowered to conduct periodic examinations and administrative proceedings that can result in censure, fine, issuance of cease and desist orders or suspension of personnel or other sanctions, including revocation of our license or registration or the registration of any of our regulated subsidiaries. In addition, as a result of recent highly publicized scandals in the financial services industry, scrutiny by regulators of financial services firms has increased significantly. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
Change in applicable law and regulatory schemes could adversely affect our business
From time to time, the United States and other national governments in the countries in which we operate, as well as related regulatory authorities and local governments, may adopt new rules that affect our business. Many of the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations may serve to limit our activities, including through net capital, customer protection and market conduct requirements. There can be no assurance that new regulations will not be imposed that may materially adversely affect our business, financial condition or results of operation.
In addition, public figures in the United States, including the current President, members of his administration and other public officials, including members of the current U.S. Congress, continue to signal a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world and to impose taxes or other adverse consequences on certain business activities. It is not known what specific measures might be proposed or how they would be implemented and enforced. There can be no assurance that pending or future legislation or executive action in the U.S. that could significantly increase costs with respect to our foreign operations and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted. In addition, such steps, if adopted, could also lead to retaliatory actions by other foreign governments through measures to prohibit, reduce or discourage business of foreign companies, or other means, which could make it more difficult for us to do business in those countries.
Compliance with any new laws or regulations could also make our compliance efforts more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Legal restrictions on our clients may reduce the demand for our services
New laws or regulations, or changes in enforcement of existing laws or regulations, applicable to our clients may also adversely affect our businesses. For example, changes in antitrust enforcement could affect the level of mergers and acquisitions activity, and changes in regulation could restrict the activities of our clients and their need for the types of advisory services that we provide to them.
The cost of compliance with international employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally
Since we operate our business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each state and country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If the existing regulations under which we operate are modified or interpreted differently, or new regulations are issued and we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens, the purchase of services from local businesses, or requiring local ownership.
Uncertainty regarding Brexit and the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business
We have a presence in certain European Union countries, including the U.K. On June 23, 2016, the U.K. voted in favor of a referendum to leave the European Union, commonly referred to as “Brexit”. On March 29, 2017, the U.K. invoked Article 50 of the Lisbon Treaty, which triggered a two-year period (subject to extension by unanimous approval of the European Union member states) for the U.K. and European Union to negotiate the terms of the U.K.’s withdrawal. The U.K. and European Union negotiated and proposed a form of withdrawal agreement; however, the U.K. parliament rejected the proposed agreement on January 15, 2019, and any alternative withdrawal agreement remains subject to approval by the U.K. parliament and European Union member states. The nature of the arrangements between the U.K. and the European Union are yet to be determined and difficult to predict. Absent any changes to the current timeline, the U.K. will leave the European Union on March 29, 2019. Uncertainty regarding the outcome of any withdrawal agreement and negotiations between the U.K. and European Union means there is a risk that these arrangements may not be ready for implementation by the end of March 2019, or that the U.K. leaves the European Union without an agreement in place (commonly referred to as a “no-deal Brexit”). Ongoing uncertainty regarding such arrangements may continue for a significant period of time (especially if a no-deal Brexit occurs) and could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, and introduce significant legal uncertainty and potentially divergent national laws and regulations.
Conditions arising from Brexit could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise. An exit by the U.K. from the European Union could also cause our U.K. entities to lose their European Union financial services passport license, which allows them to operate, on a cross-border and off-shore basis, into all European Union countries without obtaining regulatory approval outside of the U.K., which would increase our legal, compliance and operational costs. While we have incorporated a new German entity in 2019, our ability to provide investment banking services throughout the European Union remains subject to regulatory approval. Delays in, or denial of, regulatory approval would negatively affect our results of operations and business prospects, and may require us to make material changes to our European operations, resulting in a less efficient operating model across our European legal entities.
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
We may also encounter cyber-attacks on our critical data, and we may not be able to anticipate or prevent all such attacks. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. While we have policies and procedures designed to prevent or limit the likelihood and effect of the possible failure, interruption or security breach of our information and communication systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information or communication systems could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
We depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including catastrophic events such as hurricanes or other larger scale catastrophes, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of catastrophes and other disasters are inherently unpredictable. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. Although we carry insurance to mitigate our exposure to certain catastrophic events, our insurance and other safeguards might only partially reimburse us for our losses, if at all.
Evolving data privacy regulations, including the European Union’s General Data Protection Regulation (“GDPR”), may subject us to significant penalties
In May 2018, the European Union’s GDPR came into effect, and changed how businesses can collect, use and process the personal data of European Union residents. The GDPR has extraterritorial effect and imposes a mandatory duty on businesses to self-report personal data breaches to authorities, and, under certain circumstances, to affected individuals. The GDPR also grants individuals the right to erasure (commonly referred to as the right to be forgotten), which may put a burden on us to erase records upon request. Compliance with the GDPR’s new requirements may increase our legal, compliance, and operational costs. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs, and impair our reputation.
Other jurisdictions, including certain U.S. states and non-U.S. jurisdictions where we conduct business, have also enacted or are considering data privacy legislation.  For example, in June 2018, California’s legislature passed the California Consumer Privacy Act of 2018, which will go into effect in 2020. Increasingly numerous, fast-changing, and complex legislation related to data privacy may result in greater compliance costs, heightened regulatory scrutiny, and significant penalties. New and changing regulations may increase compliance costs such that they hamper our ability to expand into new territories.
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

The market price of our common stock is volatile and may decline
The price of our common stock may fluctuate widely, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, changes in general economic or market conditions, broad market fluctuations, the impact of increased leverage on our financial position and the reduction in float as a result of our share repurchase plan. Since a significant portion of the compensation of our managing directors and certain other employees is paid in restricted stock units, and our employees rely upon the ability of share sales to generate additional cash flow, a decline in the price of our stock may adversely affect our ability to retain key employees, including our managing directors. Similarly, our ability to recruit managing directors and other professionals may be adversely affected by a decline in the price of our stock.
We could change our existing dividend policy in the future, which could adversely affect our stock price
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. In order to improve tax efficiency and accelerate the future payment of debt, as part of our recapitalization plan, effective beginning December 2017, we substantially reduced our quarterly dividend on our common stock from $0.45 per share to $0.05 per share. During 2018, we paid quarterly dividends of $0.05 per share. In January 2019, our Board of Directors declared a dividend of $0.05 per share to be paid on March 20, 2019 to common stockholders of record on March 6, 2019. We intend to continue to pay such reduced quarterly dividends, subject to capital availability, cash flows and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, contractual restrictions and other factors as the Board of Directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to further reduce or even suspend dividend payments in the future. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price.
Cautionary Statement Concerning Forward-Looking Statements
We have made statements under the captions “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “could”, “expect”, “plan”, “outlook”, “potential”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined in the foregoing paragraphs of this “Risk Factors” section.
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
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot give assurances that those expectations will be achieved, nor can we guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations, whether as a result of new information, future developments or otherwise.

Item 1B.  Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Exchange Act.

Item 2.  Properties
Our principal offices, all of which are leased, are as follows:

Location	Owned/Leased	Lease Expiration	Approximate Square Footage as of December 31, 2018
300 Park Avenue	Leased	2020	105,000 square feet
New York, New York (Global Headquarters)
Lansdowne House	Leased	2021	19,000 square feet
57 Berkeley Square, London
Neue Mainzer Strasse 52-58	Leased	2023	7,000 square feet
Frankfurt
Av. Brigadeiro Faria Lima, 2277	Leased	2023	5,000 square feet
São Paulo
79 Wellington Street West	Leased	2026	5,000 square feet
Toronto
Marunouchi Building	Leased	2021	4,000 square feet
Tokyo
Governor Phillip Tower	Leased	2025	11,000 square feet
1 Farrer Place, Sydney
2101 Cedar Springs Rd	Leased	2025	15,000 square feet
Dallas, Texas

Most of the lease arrangements listed above provide for renewal options beyond the date of expiration.
We also have seven additional offices with approximately 38,000 of aggregate square footage with terms expiring through 2027.
In addition, in connection with the acquisition of Cogent we consolidated their personnel located in New York and London into our office space and subleased approximately 7,000 of aggregate square footage in their former locations. The sublease arrangements extend through the terms of the existing leases, which both terminate in 2019.

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
Scott L. Bok, 59, has served as Chief Executive Officer since April 2010, served as Co-Chief Executive Officer between October 2007 and April 2010, and served as our U.S. President between January 2004 and October 2007. He has also served as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok also served as a member of the Board of Directors of Iridium Communications Inc., from 2009 to 2013.
Kevin M. Costantino, 42, has served as President since 2015, and also is a member of our Management Committee and serves as Co-Head of U.S. M&A. Prior to his appointment as President, Mr. Costantino served as Co-Head of our Australian business. Mr. Costantino joined Greenhill’s New York office in 2005, to which he relocated in July 2015 after a second stay in our Sydney office. He also spent time in our Chicago office, following its 2009 opening, and was involved in our expansion to Brazil two years ago. Before joining Greenhill, Mr. Costantino was a mergers and acquisitions lawyer with Wachtell, Lipton, Rosen & Katz in New York.
David A. Wyles, 50, has served as President since 2015, and also is a member of our Management Committee. Prior to his appointment as President, Mr. Wyles served as Co-Head of our European business. Mr. Wyles joined Greenhill in 1998 as part of the original team from Baring Brothers that founded our London office, and was involved in the opening of our Frankfurt office two years later. He is one of the leading M&A advisors in the UK market, and has also led numerous major transaction assignments in Continental Europe and globally, including most of our assignments involving China.
Harold J. Rodriguez, Jr., 63, has served as our Chief Financial Officer since August 2016, as Chief Operating Officer since January 2012, as Chief Administrative Officer from March 2008 until January 2012 and as Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as our Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
Our Board of Directors has seven members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and five of whom are independent (Steven F. Goldstone, Meryl D. Hartzband, Stephen L. Key, John D. Liu and Karen P. Robards). A brief biography of each of Messrs. Greenhill, Goldstone, Key and Liu and Mses. Hartzband and Robards is set forth below.
Robert F. Greenhill, 82, our founder, has served as our Chairman since the time of our founding in 1996 and served as our Chief Executive Officer between 1996 and October 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the Board of Directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.
Steven F. Goldstone, 73, has served on our Board of Directors since July 2004 and has also served as our Lead Independent Director since January 2016. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He is also the non-executive Chairman of ConAgra Foods, Inc. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standard Companies, Inc.) from 2002 until 2008 and as a member of the Board of Directors of Merck & Co. from 2008 until 2012. Mr. Goldstone has also served as a member of the Board of Directors of The Chefs’ Warehouse, Inc. since March 2016.

Meryl D. Hartzband, 64, has served on our Board of Directors since July 2018. Ms. Hartzband currently serves on the Board of Directors of The Navigators Group, Inc., a publicly-traded specialty insurance company listed on NASDAQ, and the Board of Directors of Conning Holdings Limited, a leading global investment management firm. Past directorships include ACE Limited, Travelers Property Casualty Corp., AXIS Capital Holdings Limited, Alterra Capital Holdings Limited, and numerous portfolio companies of the Trident Funds. She was a founding partner of Stone Point Capital, a private equity firm that focuses on investing in the global financial services industry. From 1999 to 2015, she served as the firm’s Chief Investment Officer and as a member of the Investment Committees of the Trident Funds. Prior to that, she was a Managing Director at J.P. Morgan Chase & Co., where, during a 16-year career, she specialized in managing private equity investments in the financial services industry.
Stephen L. Key, 75, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key served as a member of the Board of Directors of Fairway Group Holdings Corp. from 2012 to 2016 and as Chairman of the Audit Committee of the Board of Directors of Fairway Group Holdings Corp. from 2013 to 2016. Mr. Key has also served as a member of the Board of Directors of Sitel, Inc. from 2007 until 2008, as a member of the Board of Directors of Forward Industries, Inc. from 2010 until 2012, and as a member of the Board of Directors of 1-800-Contacts, Inc. from 2005 to 2012.
John D. Liu, 50, has served on our Board of Directors since June 2017. Since March 2008, Mr. Liu has been the chief executive officer of Essex Equity Management, a financial services company, and managing partner of Richmond Hill Investments, an investment management firm. Prior to that time, Mr. Liu was employed for 12 years by Greenhill until March 2008 in positions of increasing responsibility, including as chief financial officer from January 2004 to March 2008 and as co-head of U.S. Mergers and Acquisitions from January 2007 to March 2008. Earlier in his career, Mr. Liu worked at Wolfensohn & Co. and was an analyst at Donaldson, Lufkin & Jenrette.  Mr. Liu also serves as a member of the Board of Directors of Whirlpool Corporation.
Karen P. Robards, 68, has served on our Board of Directors since April 2013. Since 1987, Ms. Robards has been a principal of Robards & Company, LLC, a consulting and private investment firm. From 1976 to 1987, Ms. Robards was an investment banker at Morgan Stanley where she served as head of its healthcare investment banking activities. Ms. Robards currently serves as Co-Chair of the Fixed Income Board at BlackRock and a member of the Audit Committee of the BlackRock Fixed Income Funds. Ms. Robards served as a member of the Board of Directors of AtriCure, Inc., a medical device company, from 2000 to May 2017. From 1996 to 2005, Ms. Robards served as a director of Enable Medical Corporation, a developer and manufacturer of surgical instruments, which was acquired by AtriCure, Inc. in 2005. From 2007 to 2010, Ms. Robards also served as a director of Care Investment Trust, a publicly held real estate investment trust focusing on investment opportunities in the healthcare industry.

PART II

Item 5.  Market for Registrant’s Common Stockholders’ Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The New York Stock Exchange is the principal market on which our common stock (ticker: GHL) is traded.

As of February 15, 2019, there were 7 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.

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
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2013
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2018

Share Repurchases in the Fourth Quarter of 2018

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
October 1 – October 31	584,814	$25.65	584,814	$35,001,814
November 1 – November 30	—	—	—	35,001,814
December 1 – December 31	102,024	23.59	102,024	32,594,651
Total	686,838		686,838	$32,594,651

_____________________________________________

(1)
Excludes 4,709 shares we are deemed to have repurchased in the fourth quarter of 2018 at an average price of $22.89 per share, or $0.1 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)
Effective September 25, 2017, our Board of Directors authorized the repurchase of up to $285,000,000 of our common stock in conjunction with our recapitalization plan. As of September 30, 2018, we had repurchased 10,588,345 shares under our repurchase plan with an aggregate purchase price of $234,999,980, and as of that date up to $50,000,020 remained that could yet be purchased under the plan.

(3)
The value of shares repurchased during the year ended December 31, 2018 excludes 433,507 shares we are deemed to have repurchased at an average price of $20.00 per share, or $8.7 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

Item 6.  Selected Financial Data

	As of or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share and number of employees data)
Statement of Operations Data:
Advisory revenues (a)	$349.8	$238.0	$334.8	$260.3	$280.5
Investment revenues	2.2	1.2	0.7	1.3	(5.2)
Total revenues	352.0	239.2	335.5	261.6	275.3
% change from prior year	47%	(29)%	28%	(5)%	(4)%
Employee compensation and benefits expense	195.2	160.2	182.5	147.2	147.6
Non-compensation operating expenses	75.9	72.1	61.9	68.6	59.0
Total operating income	80.9	6.9	91.1	45.8	68.7
Interest expense	22.4	7.2	3.2	2.5	1.2
Income (loss) before taxes	58.5	(0.3)	87.9	43.3	67.5
Provision for taxes	19.2	26.4	27.1	17.7	24.1
Net income (loss)	39.3	(26.7)	60.8	25.6	43.4
Diluted average shares outstanding	27,637,720	32,074,894	32,074,232	31,200,378	30,357,691
Diluted earnings (loss) per share	1.42	(0.83)	1.89	0.82	1.43
Balance Sheet Data:
Total assets	$485.7	$610.8	$456.7	$423.1	$337.0
Total liabilities	423.3	402.5	165.5	$139.8	81.4
Stockholders’ equity	62.4	208.3	291.2	$283.4	255.5
Dividends declared per share	0.20	1.40	1.80	1.80	1.80
Selected Data and Ratios (unaudited)
Operating income as a percentage of revenues	23%	3%	27%	18%	25%
Revenues per employee (b)	$990	$681	$950	$799	$882
Employees at year-end (c)
North America	221	203	195	192	154
Europe	93	89	91	88	84
Rest of World	51	54	70	70	67
Total employees	365	346	356	350	305

(a)
On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” codifying ASC 606, Revenue Recognition — Revenue from Contracts with Customers utilizing the modified retrospective approach. See “Note 2 — Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements”.

(b)	Total revenues divided by average number of employees (including managing directors and senior advisors) in each year (in thousands).

(c)	Includes our managing directors and senior advisors.

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
Our revenues are derived from both corporate advisory services related to mergers and acquisitions (M&A) and financings and restructurings and capital advisory services related to sales or capital raises pertaining to alternative assets. Revenues from corporate advisory are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Fees earned from capital advisory services are typically based upon a fixed percentage of the transaction value or the amount of capital raised.
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
Over our 23 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent Partners, LP, which provides capital advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil and Spain. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2018, we have recruited 15 additional managing directors to expand our regional and sector coverage of consumer products, industrials, insurance, energy, real estate, telecommunications, transportation and healthcare, as well as to expand our restructuring practice. We had 76 client facing managing directors as of December 31, 2018, including those whose hiring we had announced.
In September 2017, we announced plans for a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our then current equity valuation, existing tax rates and existing opportunities in the credit market. Under that plan, net proceeds from the borrowing of $350.0 million of term loans, which closed in early October 2017, were used to repay in full the existing bank indebtedness outstanding at the time. The remaining term loan proceeds, in addition to the proceeds from the purchase of $10.0 million of our common stock by each of our Chairman and Chief Executive Officer, which closed in early November 2017, were intended to be used to repurchase up to $285.0 million of our common stock (together, the term loan borrowing, common stock purchases, bank debt repayment and the plan for the repurchase of common stock are referred to as the “recapitalization”). The recapitalization plan is intended to reduce taxes, increase earnings per share and increase employee alignment with shareholders, while offering those wishing to monetize their shares a significant opportunity for liquidity. We began the implementation of our repurchase plan during the fourth quarter of 2017 and, as of January 31, 2019, we had repurchased 11,588,283 common shares at an average price of $22.52 per share, for a total cost of $261.0 million, which represents approximately 92% of the repurchases authorized. At January 31, 2019 we had $24.0 million remaining and authorized for repurchase under the plan. The repurchased shares represent approximately 39% of our total outstanding shares at the time we announced the recapitalization plan. We intend to continue to implement our share repurchase plan through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of future share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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
For the year ended December 31, 2018, advisory revenues were $349.8 million compared to $238.0 million in 2017, an increase of $111.8 million, or 47%. The increase in our 2018 advisory revenues, as compared to 2017, resulted from a significant increase in the number and scale of both merger and acquisition transaction completion fees and transaction announcement fees, and an increase in retainer fees, partially offset by declines in capital advisory fees and financing and restructuring fees. At the same time, the number of worldwide completed M&A transactions in 2018 decreased by 3% as compared to 2017, while the volume of completed transactions (reflecting the sum of all transaction sizes) increased by 16%. The number of announced M&A transactions globally also decreased by 3% as compared to 2017, while the volume of announced transactions increased by 18%.(1)
In 2018, we advised on transactions for the first time for such leading companies around the world as Allegion (Australia) Pty Ltd; Blue Sky Alternative Investments Limited; Canada Development Investment Corporation; Canopy Growth Corporation; Durr AG; Empire Company Limited; Kidman Resources Limited; LG Chem Ltd; Osaka Gas USA Corporation; Park Electrochemical Corp.; Terabyte S.a.r.l. (IslaLink); Primal Nutrition, LLC; Total System Services, Inc. (TSYS); Wal-Mart Stores, Inc.; Wave Computing, Inc.; and Welbilt Inc.
In 2018, we also advised on new transactions for historic clients in all major markets including Anixter International Inc.; The British United Provident Association Limited (BUPA); Capvis; Danone SA; Emerson Electric Co.; GlaxoSmithKline Services Unlimited; Greencore Group plc; Inchcape plc; International Flavors & Fragrances, Inc.; Ladbrokes Coral Group plc; MANN+HUMMEL GmbH; McDermott International, Inc.; TAL Dai-ichi Life Australia Pty Limited (TAL); Tesco PLC; and WH Smith Retail Holdings Limited.
By geographic region in 2018, North America, where we generated 56% of our revenues, remained our largest contributor. Revenue from North America increased year over year on an absolute dollar basis, and returned to its historic range of contribution as a percent of total revenues as a result of stronger performance in Europe in 2018 as compared to 2017. In Europe, we derived 32% of our revenues, and our absolute revenues more than doubled from 2017. In the rest of the world, we generated 12% of our revenues, reflecting an increase in both the percentage and absolute dollar amount of total revenues, principally due to a significant increase in Australian activity.
By industry sector in 2018, significantly stronger revenue performance in the consumer goods & retail and general industrial sectors was partially offset by a decline in revenues generated in the energy & utilities sector. In 2018, we generated 19% of our advisory revenues from our capital advisory business, down from 30% in 2017, due to the significant increase in our total revenues for the year. Revenues, however, for our secondary capital advisory increased year over year to a record level, although our total capital advisory revenues declined modestly due to the absence of primary capital advisory fees as a result of our exit from that business in early 2018.
As a result of stronger revenues in 2018, our compensation and benefits expense, which we measure as a percentage of revenues, decreased to 55% from 67%, which is more in line with the historic range of 54% to 56% for the three years prior to 2017. Similarly, our profit margin improved to 23% from 3% in 2017 when it was impacted by a decline in revenues.
We generally experience significant variations in revenues during each quarterly period and we also experienced a significant variation in our annual revenue in 2017 as compared to recent years and as compared to 2018. These variations can generally be attributed to the fact that a majority of our revenues is usually earned in large amounts upon the successful completion of transactions, the timing of which is uncertain and is not subject to our control. As a result, our results of operations vary and our results in one period may not be indicative of our results in any future period.

(1)	Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of February 22, 2019.

Results of Operations
The following tables set forth data relating to the Firm’s sources of revenues:
Historical Revenues by Source

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Advisory revenues	$349.8	$238.0	$334.8	$260.3	$280.5
Investment revenues (losses)	2.2	1.2	0.7	1.3	(5.2)
Total revenues	$352.0	$239.2	$335.5	$261.6	$275.3

Advisory Revenues
Historical Advisory Revenues by Client Location

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
North America	56%	73%	57%	58%	59%
Europe	32%	17%	30%	23%	30%
Rest of World	12%	10%	13%	19%	11%

Historical Advisory Revenues by Industry

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Consumer Goods & Retail	26%	9%	10%	4%	16%
Energy & Utilities	3%	10%	6%	5%	7%
Financial Services & Real Estate	8%	5%	13%	10%	13%
General Industrial & Other	25%	24%	24%	39%	25%
Healthcare	8%	9%	16%	12%	15%
Technology, Communications & Media	11%	13%	16%	9%	13%
Capital Advisory (Fund Placement)	19%	30%	15%	21%	11%

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
Our revenues are largely derived from corporate advisory services on M&A, financings and restructurings and are primarily driven by total deal volume and the size of individual transactions. A majority of our advisory revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, or other advisory transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our fees, we also earn other corporate advisory fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, we generate capital advisory revenues from sales of alternative assets in the secondary market and from capital raises.

We do not allocate our corporate advisory revenue by type of advice rendered (M&A, financing advisory and restructuring, strategic advisory, or other) because of the complexity of the assignments for which we earn revenue and because a single transaction can encompass multiple types of advice. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed company. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring, and an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa. We do, however, separately allocate capital advisory (fund placement) revenue.
2018 versus 2017.  Advisory revenues were $349.8 million for the year ended December 31, 2018 compared to $238.0 million for the year ended December 31, 2017, an increase of 47%. The increase in our 2018 advisory revenues, as compared to 2017, resulted from a significant increase in the number and scale of both merger and acquisition transaction completion fees and transaction announcement fees, and an increase in retainer fees, partially offset by declines in capital advisory fees and financing and restructuring fees.

Capital advisory fees for 2018 were $66.2 million, a decrease of $4.7 million, or 7%, compared to $70.9 million for 2017. Although we generated record secondary capital advisory revenues in 2018, our total capital advisory revenues declined modestly due to the absence of primary capital advisory fees as a result of our exit from that business in early 2018. For 2018, we generated 19% of our advisory revenues from capital advisory fees as compared to 30% in 2017. The decrease in the percentage of capital advisory revenues in 2018 related to an increase in corporate advisory revenues for the year.
We earned advisory revenues from 272 different clients in 2018 and 197 different clients in 2017. Of this group of clients, 36% were new to us in 2018. We earned fees of $1 million or more from 82 clients in 2018, up 41%, compared to 58 clients in 2017. The ten largest fee-paying clients contributed 34% of our total revenues in 2018 and 39% in 2017. There was no single client in 2018 or 2017 that represented greater than 10% of our revenues.
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

Capital advisory fees for 2017 were $70.9 million, an increase of $19.7 million, or 38%, compared to $51.2 million for 2016. For 2017, we generated 30% of our advisory revenues from capital advisory fees.
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
For the year ended December 31, 2018, total operating expenses were $271.1 million compared to $232.3 million in 2017. The increase of $38.8 million, or 17%, principally resulted from an increase in our compensation and benefits expenses, as described in more detail below. Our operating profit margin was 23% for 2018 as compared to 3% for 2017.
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
The following table sets forth information relating to our operating expenses. As a result of the adoption of the new revenue recognition guidance, beginning in 2018, reimbursed client expenses are reported as a component of advisory revenues and are no longer netted against operating expenses, which resulted in revenue and expense both increasing by $7.0 million for the year ended December 31, 2018. Total operating income was not impacted by this change. As provided for in the new revenue recognition accounting guidance, we elected to continue to report operating expenses net of reimbursement of client expenses for years prior to 2018.
The following table sets forth information relating to our operating expenses, which are reported net of reimbursements of certain expenses by our clients:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions, except employee data)
Number of employees at year end	365	346	356
Employee compensation and benefits expenses	$195.2	$160.2	$182.5
% of revenues	55%	67%	54%
Non-compensation operating expenses	75.9	72.1	61.9
% of revenues	22%	30%	18%
Total operating expenses	271.1	232.3	244.4
% of revenues	77%	97%	73%
Total operating income	80.9	6.9	91.1
Operating profit margin	23%	3%	27%
Compensation and Benefits Expenses
The largest component of our operating expenses is employee compensation and benefits expenses, which we determine annually based on a percentage of revenues. The actual percentage of revenue is determined by management in consultation with the Compensation Committee at each year-end and based on such factors as the relative level of revenues, anticipated compensation requirements to retain and reward our employees, the cost to recruit and exit employees, the charge for amortization of restricted stock and deferred cash compensation awards and related forfeitures and other relevant factors. The ratio of compensation and benefits expense to revenues declined to 55% in 2018, which was back within its historic range, as compared to 67% and 54% in 2017 and 2016, respectively.
Our compensation and benefits expenses principally consist of (i) base salary and benefits, (ii) amortization of long-term incentive compensation awards of restricted stock units and deferred cash compensation and (iii) annual incentive compensation payable as cash bonus awards. Base salary and benefits are paid ratably throughout the year. Awards of restricted stock units and deferred cash compensation are discretionary and are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally three to five years for the majority of the awards. As we expense the restricted stock awards, the restricted stock units recognized are recorded within stockholders’ equity. Annual cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including our financial performance, and are generally paid in the first quarter in respect of the preceding year.
For the year ended December 31, 2018 our fixed compensation, which we refer to as base compensation and benefits and amortization of long-term incentive compensation awards, was slightly less than 2017. Based on our current headcount and salary levels, we expect that fixed compensation for 2019 to increase slightly from 2018. Our fixed compensation could vary based on hiring and retention decisions, among other factors. Discretionary bonus payments generally represent the excess amount of total compensation, determined as a percentage of revenues, over the amount of fixed compensation and will vary year to year based on our revenue generation.
Our ratio of compensation to revenues has ranged from 54% to 56% over the past several years, except for in 2017 when it was 67%. It is our goal to maintain a ratio over time within this range, which will be dependent upon our revenue generation, changes in headcount and other factors. We will balance this goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to recruit new senior bankers.
2018 versus 2017.  For the year ended December 31, 2018, our employee compensation and benefits expenses were $195.2 million as compared to $160.2 million for the same period in the prior year. During 2018, we incurred slightly less fixed compensation expense and the increase of $35.0 million, or 22%, was principally attributable to higher year-end incentive compensation for our employees, rewarding individual performances that resulted in our aggregate outcome of significantly higher revenues in 2018. The decrease in ratio of compensation to revenues to 55% in 2018 from 67% in 2017 was a function of the increased level of revenue in 2018 and returned our compensation ratio to within its historic range.
2017 versus 2016.  For the year ended December 31, 2017, our employee compensation and benefits expenses were $160.2 million as compared to $182.5 million for the same period in the prior year. During 2017 and 2016, we incurred similar amounts of fixed compensation and the decrease of $22.3 million, or 12%, was principally attributable to a lower year-end bonus accrual for our Managing Director group, reflecting their respective individual performances and our overall financial performance . The ratio of compensation to revenues increased to 67% in 2017, as compared to 54% in 2016 as a result of the spreading of lower compensation and benefits expenses over significantly lower revenues in 2017.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular year depending upon the changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular year may not be indicative of compensation expense in future years.

Non-Compensation Operating Expenses
Our non-compensation operating expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, and other operating expenses. Further, effective for 2018, non-compensation operating expenses also include reimbursable client expenses, which were netted against operating expenses in 2017 and prior years.
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
In connection with our purchase of Cogent, we agreed to pay additional consideration of $18.9 million in cash and issue 334,048 shares of our common stock if a revenue target of $80.0 million was achieved in our secondary capital advisory business during either of the two-year periods ending March 31, 2017 or March 31, 2019, which we refer to as the Earnout. The revenue generated by our secondary fund placement business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Earnout. In the third quarter of 2018, the revenue target for the second two-year period that will end March 31, 2019 was achieved. The fair value of the contingent cash consideration was valued on the date of our purchase at $13.1 million and, until the Earnout was achieved in the third quarter of 2018, was remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. Beginning in the third quarter of 2018, the Earnout is measured at the present value of the amount that will be paid to the previous owners of Cogent. Based on our remeasurement of the Earnout, we recorded a charge of $4.5 million for the year ended December 31, 2018, a benefit of $1.3 million for the year ended December 31, 2017 and a charge of $1.5 million for the year ended December 31, 2016. At December 31, 2018, the present value of the contingent cash consideration was valued at $18.3 million. We will record as expense the remaining discounted value of the contingent cash consideration (approximately $0.6 million) in the first quarter of 2019.
2018 versus 2017. For the year ended December 31, 2018, our non-compensation operating expenses of $75.9 million compared to $72.1 million in 2017, representing an increase of $3.8 million, or 5%. The increase in non-compensation operating expenses principally resulted from the inclusion in revenue (rather than as an offset to expenses) of reimbursable client expenses for 2018, in accordance with the new revenue standard, and the aforementioned charge related to the Earnout of $4.5 million in 2018 versus a benefit of $1.3 million in 2017.
Non-compensation operating expenses, presented on a comparable basis excluding reimbursable client expenses in 2018 and the remeasurement of the Earnout in both periods, would have been $64.4 million for 2018 as compared to $73.4 million for 2017. This decrease of $9.0 million principally related to the absence of foreign exchange gains/losses related to the financing of our foreign investments in 2018 as compared to a loss of $3.3 million in 2017, lower travel expenses and a reduction in non-reimbursable professional fees, offset in part by slightly higher occupancy costs.
Non-compensation operating expenses as a percentage of revenues for 2018 were 22% compared to 30% for 2017. The decrease in non-compensation expenses as a percentage of revenues principally resulted from the effect of spreading higher non-compensation costs over significantly higher revenues in 2018 as compared to 2017.
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

Non-compensation operating expenses as a percentage of revenues for 2017 were 30% compared to 18% for 2016. The increase in non-compensation operating expenses as a percentage of revenues resulted from the effect of spreading higher non-compensation operating costs over significantly lower revenues in 2017 as compared to 2016.
Our non-compensation operating expenses are generally based on revenues and can vary as a result of a variety of factors such as changes in headcount, the amount of recruiting and business development activity, the amount of office expansion, the impact of currency movements and other factors, such as the Earnout. Accordingly, the non-compensation operating expenses in any particular year may not be indicative of the non-compensation operating expenses in future years.

Interest Expense
As part of our recapitalization plan, on October 12, 2017 we substantially increased our leverage and interest expense through the borrowing of $350.0 million under a secured term loan facility, which bears interest at LIBOR plus 3.75%. As a result of the recapitalization, we repaid in full bank borrowings of $83.8 million, which bore interest at the U.S. Prime Rate.

2018 versus 2017. For the year ended December 31, 2018, we incurred interest expense of $22.4 million as compared to $7.2 million for 2017. The increase in interest expense during 2018 relates to borrowings under our new secured term loan facility, which was drawn down in October 2017, as discussed above.

2017 versus 2016.  For the year ended December 31, 2017, we incurred interest expense of $7.2 million as compared to $3.2 million for 2016. The increase in interest expense during 2017 related to the increased borrowings incurred under our new secured term loan facility in the fourth quarter of 2017, discussed above.

The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods. Further, we are required under the secured term loan facility to make quarterly amortization payments and, in certain circumstances, an annual prepayment based on a calculation of our excess cash flow.

Provision for Income Taxes
We are subject to federal, foreign and state and local corporate income taxes in the United States. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.
Effective January 1, 2018, the U.S. federal income tax rate decreased to 21% from 35% as a result of the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law on December 22, 2017. The TCJA made significant changes to U.S. corporate income tax laws by not only lowering the corporate income tax rate but also, among other things, imposing a one-time repatriation tax for the deemed repatriation of earnings of foreign subsidiaries previously tax deferred before the effective date of the legislation, and implementing a territorial-type tax system with a minimum tax for certain foreign earnings starting in 2018. Due to the changes enacted by the TCJA, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 and charged to deferred tax expense $15.4 million related to the future impact of the lower corporate tax rate as of the effective date of the legislation. As a result of this change and a number of other factors, the provision for income taxes for 2017, which was based on a nominal pre-tax loss for the year, was adversely affected and is not meaningful to compare to other periods.
Beginning in 2017, we (and all publicly traded companies that issue restricted stock awards) were subject to a new accounting requirement which required us to record in our provision for income taxes at the time of vesting of restricted stock awards a charge or benefit for the tax effect of the difference between the grant price value and market price value of the awards. Prior to 2017, the tax effect of this difference was recorded as a charge or benefit to stockholders equity. Based on the market price on the date of the vesting of our annual awards, which represent a substantial amount of our awards vesting during the year, the average grant price of the awards vesting in 2018 and 2017 exceeded the market price of our shares and our provision for income taxes was adversely impacted by charges of $4.7 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively. Similar to 2017 and 2018, we expect we will incur an increase in tax expense of approximately $0.7 million in the first quarter of 2019 as a result of the vesting price of our restricted stock awards being less than the grant price of such awards. Because we are not able to predict our future share price, we are not able to estimate the impact that this change will have on our provision for income taxes or net income in subsequent future periods.
Although we cannot predict our estimated effective tax rate for future periods because a portion of our earnings is generated in foreign jurisdictions, and the amount of such earnings vary year over year, excluding the impact of the tax charge/benefit resulting from the vesting of restricted stock awards, we expect over the next few years that our effective tax rate will be in the range of 23% to 26%. As discussed below, our effective tax rate in 2018 and 2016, excluding the charge imposed for RSU vesting and giving effect to the rate reduction for 2016 would have been 24% and 23%, respectively. Reevaluation of our effective tax rate in 2017 would not be meaningful.
2018 versus 2017.  For the year ended December 31, 2018, the provision for taxes was $19.2 million, reflecting an effective tax rate of 33% as compared to a provision for taxes for the year ended December 31, 2017 of $26.4 million. A comparison of our tax provision for the year ended December 31, 2018 to 2017 is not meaningful primarily due to the substantial tax charges incurred in 2017 as a result of the enactment of the TCJA and a number of other factors. The provision for income taxes for 2018 reflects a higher rate than we expect in future periods and was negatively impacted by a charge of $4.7 million related to the tax effect of restricted stock unit awards vesting at a value less than the grant price and a non-recurring charge of $0.5 million for certain expenses which are non-deductible based on recent guidance pertaining to the TCJA. Excluding these charges, the effective tax rate for the year ended December 31, 2018 would have been 24%.
2017 versus 2016.  For the year ended December 31, 2017, the provision for taxes was $26.4 million as compared to a provision for taxes for the year ended December 31, 2016 of $27.1 million. While the provision for income taxes in 2017 and 2016 was relatively comparable, we had substantially lower pre-tax income in 2017 as compared to 2016, and the provision for income taxes in 2017 principally resulted from certain non-recurring tax adjustments discussed above. For 2017, the effective tax rate was not meaningful due to nearly breakeven results for the year and the various adjustments discussed above. For 2016, our effective tax rate was 31%, which was lower than our average historical rate due to the generation of a greater proportion of earnings from foreign jurisdictions with lower tax rates. If the U.S. corporate income tax rate had been 21% in prior years, our effective tax rates for 2016 would have been 23%.
The effective tax rate can fluctuate as a result of variations in the relative amounts of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Net Income and Earnings Per Share
2018 versus 2017.  For the year ended December 31, 2018, net income was $39.2 million, or $1.42 per diluted share, as compared to net loss of $26.7 million, or $0.83 per diluted share, in 2017. The increase in net income of $65.9 million principally resulted from significantly higher operating income due to significantly increased revenue and a normalized provision for income taxes in 2018 as compared to 2017.
During 2018, our fully diluted average shares outstanding decreased by 4.5 million to 27.6 million from 32.1 million in 2017. The decrease in our fully diluted average shares outstanding related to the weighted average impact of 7.5 million shares repurchased during the year, partially offset by the recognition of restricted stock unit awards of 1.2 million, net of shares deemed repurchased by the Company for the settlement of employee tax liabilities arising upon the vesting of the awards, and the inclusion of 0.3 million shares for accounting purposes at the time the revenue target for the Earnout was met.
At December 31, 2018 and 2017, our shares outstanding, inclusive of the shares that will be issued as part of the Earnout, plus restricted stock units vested for accounting purposes were 24.5 million and 30.1 million, respectively. See “Note 11 — Equity” and “Note 12 — Earnings Per Share” to the consolidated financial statements.
2017 versus 2016.  For the year ended December 31, 2017, net loss was $26.7 million, or $0.83 per diluted share, as compared to net income of $60.8 million, or $1.89 per diluted share, in 2016. The decrease in net income of $87.5 million resulted from the impact on net income of lower revenues, higher non-compensation expenses and tax adjustments related to the TCJA offset, in part, by lower compensation expense as discussed above.
During 2017, our fully diluted average shares outstanding were 32.1 million, which was the same as in 2016. For 2017, an increase in our fully diluted average shares outstanding related to the recognition of restricted stock unit awards of 0.9 million, net of shares deemed repurchased by us for the settlement of employee tax liabilities arising upon the vesting of the awards, was fully offset by the weighted average impact of 2.6 million shares repurchased, net of the issuance of 1.1 million shares purchased by our Chairman and CEO in the fourth quarter of 2017 in connection with our recapitalization plan.

Geographic Data
For a summary of the total revenues, income before taxes and total assets by geographic region, see “Note 17 — Business Information” to the consolidated financial statements.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity. At December 31, 2018, we had cash and cash equivalents of $156.4 million.
We generate substantially all of our cash from advisory fees. We plan to use our cash primarily for recurring operating expenses, the service of our debt under the secured term loan facility, the repurchase of our common shares under our share repurchase plan, and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt service payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. Some of these amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2018, we had advisory fees receivable of $61.8 million, including long-term receivables related to primary capital advisory engagements of $20.0 million, which is expected to be collected in full over the next three years.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. In the first quarter of 2019, we expect to pay cash bonuses and accrued benefits of approximately $40.0 million relating to 2018 compensation for our employees. In addition, we expect to pay approximately $6.1 million in 2019 related to income taxes owed in various jurisdictions for the year ended December 31, 2018.
As part of our recapitalization plan, in October 2017 we entered into a credit agreement with a syndicate of lenders, who loaned us $350.0 million under a five-year secured term loan facility and provided us with a three-year secured revolving credit facility of $20.0 million, which was undrawn at closing and has remained undrawn through December 31, 2018. Borrowings under the credit facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Our borrowing rates in 2018 ranged from 5.1% to 6.6%.
The term loan required quarterly principal amortization payments of $4.375 million, which began on March 31, 2018 and continued through September 30, 2018. Beginning for the quarter ended December 31, 2018, the term loan facility requires quarterly principal amortization payments of $8.75 million (or $35.0 million annually) which will continue through September 30, 2022, with the remaining balance of the term loan facility due at maturity on October 12, 2022. During the year ended December 31, 2018, we made mandatory term loan repayments of $21.875 million. In addition, beginning for the year ended December 31, 2018, we may be required to make annual repayments of principal on the term loan facility within ninety days of year-end of up to 50% of our annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. For the year ended December 31, 2018, based on our financial results for 2018, an excess cash flow payment was not required. We are also required to repay certain amounts of the term loan facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. At December 31, 2018, $328.1 million was outstanding on the term loan facility. No amounts were outstanding under the revolving loan facility.
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
The secured term and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. In particular, such security interests do not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants, and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At December 31, 2018, we were compliant with all loan covenants, and we expect to continue to be compliant with all loan covenants in future periods.
The $20.0 million revolving loan facility is available to use for working capital needs and other general corporate purposes. No scheduled principal payments will be required on amounts drawn on the three year revolving loan facility until the maturity date of that facility in October 2020. Any borrowings under the new revolving loan facility may be repaid and reborrowed.
As additional contingent consideration for the purchase of Cogent in April 2015, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. Pursuant to the terms of the purchase agreement, the cash payment and the issuance of common shares occurs if our secondary fund placement business achieves a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019). For the two-year period ended March 31, 2017, the revenue generated by our secondary placement business was slightly less than revenue target required to achieve the Earnout during the first two-year period. In the third quarter of 2018, the revenue target was achieved for the two-year period ended March 31, 2019, and the contingent consideration will be paid promptly after that date. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results — Non-Compensation Expenses”.
As a result of the enactment of the TCJA, we calculate the amount of incremental tax owed, if any, on our foreign earnings on a current basis and consequently, we expect that we will be able to repatriate foreign cash without any further tax burden. Subject to any limitations imposed by the Treasury Department, regulations or interpretative rules related to the TCJA, we intend to repatriate our foreign cash subject to our estimated operating needs in our foreign jurisdictions, our needs for additional cash in the U.S. and other global cash management purposes.
As part of the recapitalization, in September 2017 our Board of Directors provided us with authority to repurchase up to $285.0 million of our common stock through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases after taking into account our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions (including any restrictions contained in the credit agreement), potential obligations under the Earnout, and other factors we deem relevant. Pursuant to that authority, we repurchased through December 31, 2018 11,275,183 shares of our common stock at an average price of $22.39 per share for a total cost of $252.4 million.
Additionally, during January 2019, we repurchased 313,100 common shares at an average price of $27.29 per share, for a total cost of $8.5 million, or in aggregate since the commencement of our repurchase plan, 11,588,283 common shares at an average price of $22.52 per share, for a total cost of $261.0 million, which represents approximately 92% of the repurchases authorized. At January 31, 2019 we had $24.0 million remaining and authorized for repurchase under the plan. We intend to complete the repurchase plan through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. Our credit agreement limits our share repurchase program to $285.0 million, subject to certain exceptions. Once the share repurchase program is completed, unless the agreement is modified, we are restricted from further share repurchases, except we will continue to be permitted to make repurchases of share equivalents of up to $20 million annually through tax withholding on vesting restricted stock units. So long as our current credit agreement is outstanding, we intend to focus our cash flow principally on debt repayment.
In addition to our share repurchase plan, during the year ended December 31, 2018, we were deemed to have repurchased 433,507 shares of our common stock at an average price of $20.00 per share (for a total cost of $8.7 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units.
In February 2019, we were deemed to have repurchased 499,786 shares of our common stock at a price of $25.50 per share (for a total cost of $12.7 million) in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a four to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at February 15, 2019, which takes into account both the vesting of annual awards in early February 2019 and the grant of new awards in early February 2019 made as part of our 2018 compensation, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $63.0 million (as calculated based upon the closing share price as of February 15, 2019 of $23.34 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $2.6 million will be payable in 2019, $18.1 million will be payable in 2020, $13.7 million will be payable in 2021, $19.8 million will be payable in 2022, $7.2 million will be payable in 2023, and $1.6 million will be payable in 2024 and beyond. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock (if any) with operating cash flow in a total amount of $20.0 million per year, as currently permitted under the credit agreement, we are unable to predict the timing or magnitude of our share repurchases. To the extent future repurchases are expected to exceed the amount allowable under the credit agreement we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of its long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at February 15, 2019, we estimate payments of $28.5 million over the next five years, of which $3.1 million remains payable in 2019, $11.9 million will be payable in 2020, $7.5 million will be payable in 2021, $3.9 million will be payable in 2022, and $2.1 million will be payable in 2023. We will realize a corporate income tax deduction at the time of payment.
In order to improve tax efficiency and accelerate the future payment of debt related to our recapitalization, we elected to substantially reduce our quarterly dividend beginning in the fourth quarter of 2017. Under the credit agreement we are permitted to make aggregate annual dividend distributions of up to $5.0 million, with any amounts not distributed in any particular year available for carryover to future years. We had a carryover amount of $3.5 million at December 31, 2017. During 2018, we declared dividends of $0.05 per common share payable in March, June, September and December 2018, respectively. For the year ended December 31, 2018, we made dividend distributions of $5.2 million, or $0.20 per common share and outstanding restricted stock unit. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Further, we may seek to modify our credit agreement to create more flexibility in the use of our free cash flow. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement, obligations under the Earnout, and other factors as our Board of Directors may deem relevant.
At January 31, 2019, we had cash and cash equivalents of approximately $161.8 million, a term loan balance of $328.1 million, and there were no drawings under our revolving loan facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. We have invested a portion of our cash in money market funds and other short-term highly liquid investments with original maturities of three months or less, each as permitted under the credit agreement.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, tax obligations, interest and principal payments on our loan facilities, common dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments, the obligation under the Earnout and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our cash flow will be sufficient to allow us to make timely principal and interest payments under the credit agreement. If we are unable to fund our debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Cash Flows
2018.  Cash and cash equivalents decreased by $111.3 million from December 31, 2017, including a decrease of $4.6 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $116.3 million from operating activities, which consisted of $91.7 million from net income after giving effect to the non-cash items and a net decrease in working capital of $24.6 million (principally due to an increase in bonuses payable). We used $0.6 million for investing activities, principally to fund equipment purchases and leasehold improvements. We used $222.3 million for financing activities, including $186.6 million for market purchases of our common stock, $8.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $21.9 million for the quarterly principal payments on the secured term loan and $5.2 million for the payment of dividends.
2017.  Cash and cash equivalents increased by $169.3 million from December 31, 2016, including an increase of $5.5 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $15.2 million from operating activities, which consisted of $30.6 million from net income after giving effect to the non-cash items and a net increase in working capital of $15.4 million (principally due to a decrease in the amount of accrued bonuses and accrued income taxes). We used $2.3 million for investing activities principally to fund $2.6 million of leasehold improvements and other capital expenditures, offset in part by distributions from merchant banking fund investments of $0.2 million. We generated $151.0 million from financing activities through the net borrowing of $339.0 million under the new term loan facility and proceeds of $20.0 million from the issuance of common stock, which were used in part to fund the repayment in full of both the bank term loan facility of $16.9 million and the net amount outstanding on the revolving bank loan facility of $64.1 million, the payment of dividends of $47.6 million, repurchases of our common stock of $65.8 million, and the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units of $13.8 million.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2018:

		Payment Due by Period
Contractual Obligations		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
		(in millions)
Earnout	(a)	$18.9	$18.9	$—	$—	$—
Operating lease obligations		46.0	15.9	18.7	6.8	4.6
Secured term loan		328.1	35.0	70.0	223.1	—
Total	(b) (c)	$393.0	$69.8	$88.7	$229.9	$4.6
_____________________________________________

(a)
As additional contingent consideration for the purchase of Cogent in 2015, we agreed to pay $18.9 million in cash in the future if the Earnout is achieved. The Earnout was achieved and the payment will be made when due in April 2019. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results — Non-Compensation Expenses”.

(b)
Total contractual obligations are recorded at their gross amount and have not been reduced by approximately $0.5 million in minimum sublease rentals due during the period 2019 under sublease obligations related to space formerly occupied by Cogent personnel in New York and London.

(c)	Total contractual obligations set forth above do not include the three-year secured revolving loan facility under which we can borrow $20.0 million and was undrawn at December 31, 2018.

Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our consolidated financial statements, except for those as described under “Contractual Obligations” above.

Market Risk
Our business is not capital-intensive and as such, is not subject to significant market or credit risks.
Risks Related to Cash and Short‑Term Investments
Our cash and cash equivalents is principally held in depository accounts and money market funds and other short-term highly liquid investments with original maturities of three months or less. We maintain our depository accounts with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Further, we do not believe our cash equivalent investments are exposed to significant credit risk or interest rate risk due to the short-term nature and high quality of the underlying investments in which the funds are invested.
Credit Risk
We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Company. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred.
Exchange Rate Risk
We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated assets and liabilities. Non functional currency related transaction gains and losses are recorded in the consolidated statements of operations.
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which included the United Kingdom, Europe, and Australia. During the year ended December 31, 2018, as compared to 2017, the average value of the U.S. dollar weakened relative to the pound sterling and the euro and strengthened slightly against the Australian dollar. In aggregate, there was a slight positive impact on our revenues in 2018 as compared to 2017 as a result of the timing of recognition of foreign revenues. We did not deem the impact significant. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our secured debt borrowings bears interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2018, we had $328.1 million of indebtedness outstanding, all of which bore interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. A 100 basis point increase in LIBOR in 2018 would have increased our annual borrowing expense by approximately $3.3 million.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of its results of operation and financial condition is based on our consolidated financial statements that have been prepared in accordance with GAAP in the United States, which requires management to make estimates and assumptions regarding future events that affect the amounts reported in the consolidated financial statements. Management employs judgment in making these estimates in consideration of historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates and assumptions, and any such differences could be material to the consolidated financial statements. Descriptions of our critical accounting policies and estimates, which we believe are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, are set forth below in “Part IV — Item 15 — Notes to consolidated financial statements, Note 2 — Summary of Significant Accounting Policies” and are incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth above in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk”.

Item 8.  Financial Statements and Supplementary Data
The financial statements required by this item are listed in “Item 15 — Exhibits and Financial Statement Schedules”.

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

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on April 24, 2019, and is incorporated herein by reference. Information regarding our executive officers is included on pages 20 and 21 of this Annual Report on Form 10-K under the caption “Executive Officers and Directors.”
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website (www.greenhill.com/investor) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11.  Executive Compensation
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on April 24, 2019, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on April 24, 2019, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on April 24, 2019, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on April 24, 2019, and is incorporated herein by reference.

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
As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was effective.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
New York, New York
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Greenhill & Co., Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Greenhill & Co., Inc. and Subsidiaries internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Greenhill & Co., Inc. and Subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 28, 2019

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2018	2017
Assets
Cash and cash equivalents ($3.8 million and $3.9 million restricted from use at December 31, 2018 and 2017, respectively)	$156,374	$267,646
Advisory fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.3 million at December 31, 2018 and 2017, respectively	61,793	64,244
Other receivables	2,595	3,964
Property and equipment, net of accumulated depreciation of $45.0 and $62.1 million at December 31, 2018 and 2017	7,185	8,602
Goodwill	205,922	217,737
Deferred tax asset, net	43,706	42,345
Other assets	8,125	6,279
Total assets	$485,700	$610,817
Liabilities and Equity
Compensation payable	$56,922	$26,022
Accounts payable and accrued expenses	17,167	15,443
Current income taxes payable	7,486	5,311
Secured term loan payable	319,479	339,048
Contingent obligation due selling unitholders of Cogent	18,293	13,763
Deferred tax liability	3,990	2,928
Total liabilities	423,337	402,515
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 45,001,788 and 43,750,170 shares issued as of December 31, 2018 and 2017, respectively; 20,404,996 and 27,084,520 shares outstanding as of December 31, 2018 and 2017, respectively	450	438
Restricted stock units	71,596	80,512
Additional paid-in capital	846,721	800,806
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2018 and 2017; 32,804 shares outstanding as of December 31, 2018 and 2017	1,958	1,958
Retained earnings	63,427	37,595
Accumulated other comprehensive income (loss)	(35,705)	(22,222)
Treasury stock, at cost, par value $0.01 per share; 24,596,792 and 16,665,650 shares as of December 31, 2018 and 2017, respectively	(886,084)	(690,785)
Stockholders’ equity	62,363	208,302
Total liabilities and equity	$485,700	$610,817

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,
(in thousands except share and per share data)

	2018	2017	2016
Revenues
Advisory revenues	$349,800	$237,997	$334,787
Investment revenues	2,185	1,185	732
Total revenues	351,985	239,182	335,519
Operating Expenses
Employee compensation and benefits	195,195	160,201	182,478
Occupancy and equipment rental	21,933	20,713	19,553
Depreciation and amortization	2,870	3,114	3,243
Information services	9,898	9,529	8,920
Professional fees	10,465	8,212	6,851
Travel related expenses	13,483	13,142	11,912
Other operating expenses	17,273	17,371	11,454
Total operating expenses	271,117	232,282	244,411
Total operating income	80,868	6,900	91,108
Interest expense	22,438	7,198	3,227
Income (loss) before taxes	58,430	(298)	87,881
Provision for taxes	19,208	26,353	27,119
Net income (loss)	$39,222	$(26,651)	$60,762
Average shares outstanding:
Basic	26,813,285	32,074,894	32,042,594
Diluted	27,637,720	32,074,894	32,074,232
Earnings (loss) per share:
Basic	$1.46	$(0.83)	$1.90
Diluted	$1.42	$(0.83)	$1.89

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2018	2017	2016
Consolidated net income (loss)	$39,222	$(26,651)	$60,762
Currency translation adjustment, net of tax	(13,483)	10,176	(3,993)
Comprehensive income (loss)	$25,739	$(16,475)	$56,769

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31,
(in thousands)

	2018	2017	2016
Common stock, par value $0.01 per share
Common stock, beginning of the year	$438	$414	$405
Common stock issued	12	24	9
Common stock, end of the year	450	438	414
Restricted stock units
Restricted stock units, beginning of the year	80,512	85,907	84,969
Restricted stock units recognized, net of forfeitures	37,941	40,597	45,880
Restricted stock units delivered	(46,857)	(45,992)	(44,942)
Restricted stock units, end of the year	71,596	80,512	85,907
Additional paid-in capital
Additional paid-in capital, beginning of the year	800,806	734,728	697,607
Common stock issued	45,915	65,231	44,789
Tax benefit (expense) from the delivery of restricted stock units	—	847	(7,668)
Additional paid-in capital, end of the year	846,721	800,806	734,728
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	1,958	1,958	1,958
Exchangeable shares of subsidiary, end of the year	1,958	1,958	1,958
Retained earnings
Retained earnings, beginning of the year	37,595	111,798	109,860
Cumulative effect of the change in accounting principle related to revenue recognition	(7,645)	—	—
Retained earnings, beginning of the period, as adjusted	29,950	111,798	109,860
Dividends	(5,745)	(47,552)	(61,609)
Tax benefit from payment of restricted stock unit dividends	—	—	2,785
Net income (loss)	39,222	(26,651)	60,762
Retained earnings, end of the year	63,427	37,595	111,798
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(22,222)	(32,398)	(28,405)
Currency translation adjustment, net of tax	(13,483)	10,176	(3,993)
Accumulated other comprehensive income (loss), end of the year	(35,705)	(22,222)	(32,398)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(690,785)	(611,224)	(583,038)
Repurchased	(195,299)	(79,561)	(28,186)
Treasury stock, end of the year	(886,084)	(690,785)	(611,224)
Total stockholders’ equity	$62,363	$208,302	$291,183

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2018	2017	2016
Operating activities:
Net income (loss)	$39,222	$(26,651)	$60,762
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	5,175	3,114	3,243
Net investment losses	210	258	255
Restricted stock units recognized, net	37,941	40,597	45,880
Deferred taxes, net	5,435	14,594	(7,457)
Loss (gain) on fair value of contingent obligation	4,531	(1,332)	1,448
Loss (gain) on sales of property and equipment	(777)	—	—
Changes in operating assets and liabilities:
Advisory fees receivable	2,451	3,896	(3,710)
Other receivables and assets	(836)	449	1,509
Deferred tax asset, net	—	—	7,668
Compensation payable	30,313	(11,505)	15,394
Accounts payable and accrued expenses	(9,546)	5,409	(706)
Current income taxes payable	2,175	(13,657)	(52)
Net cash provided by operating activities	116,294	15,172	124,234
Investing activities:
Distributions from investments, net	149	221	937
Purchases of property and equipment	(2,124)	(2,555)	(1,737)
Sales of property and equipment	1,357	—	—
Net cash used in investing activities	(618)	(2,334)	(800)
Financing activities:
Proceeds from revolving bank loan	—	69,355	105,999
Repayment of revolving bank loan	—	(133,425)	(81,729)
Repayment of bank term loans	—	(16,875)	(16,875)
Proceeds from secured term loan, net	—	339,048	—
Repayment of secured term loan	(21,875)	—	—
Proceeds from the issuance of common stock	—	20,000	—
Dividends paid	(5,158)	(47,552)	(61,609)
Purchase of treasury stock	(195,299)	(79,561)	(28,186)
Net tax cost from the delivery of restricted stock units and payment of dividend equivalents	—	—	(4,883)
Net cash provided by (used in) financing activities	(222,332)	150,990	(87,283)
Effect of exchange rate changes	(4,616)	5,505	(7,800)
Net increase (decrease) in cash and cash equivalents	(111,272)	169,333	28,351
Cash and cash equivalents, beginning of year	267,646	98,313	69,962
Cash and cash equivalents, end of year	$156,374	$267,646	$98,313
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,945	$6,567	$2,944
Cash paid for taxes, net of refunds	$10,299	$26,026	$28,979

See accompanying notes to Consolidated Financial Statements.

Greenhill & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Organization
Greenhill & Co., Inc. and subsidiaries (the “Company” or “Greenhill”) is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. The Company acts for clients located throughout the world from our global offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Spain, Sweden, and the United Kingdom.
The Company’s wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCE”), Greenhill & Co. Australia Pty Limited (“Greenhill Australia”) and Greenhill Cogent, LP (“GC LP”), which was merged into G&Co, effective January 1, 2019.
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
The Company also operates in other locations throughout the world, which are subject to regulation by other governmental and regulatory bodies and self-regulatory authorities.

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
Revenue Recognition
Advisory Revenues — subsequent to the adoption of ASC 606
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, (codified in ASC 606) on January 1, 2018.
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
The Company generally recognizes advisory fee revenues for mergers and acquisitions engagements at the earlier of the announcement date or transaction date, as the performance obligation is typically satisfied at such time. Upfront fees and certain retainer fees are generally deferred until the announcement or transaction date, as they are considered constrained (subject to significant reversal) prior to the announcement or transaction date. Fairness opinion fees are recognized when the opinion is delivered.

The Company recognizes advisory fee revenues for financing advisory and restructuring engagements as the services are provided to the client, based on the terms of the engagement letter. In such arrangements, the Company’s performance obligations are to provide financial and strategic advice throughout an engagement.
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
As a result of the deferral of certain fees, including the cumulative effect adjustment of $10.2 million recorded upon adoption of ASU 2014-09 under the modified retrospective method, deferred revenue (also known as contract liabilities) was $5.6 million and $12.3 million as of December 31, 2018 and January 1, 2018, respectively. Deferred revenue is included in accounts payable and accrued expenses in the consolidated statements of financial condition. During the year ended December 31, 2018, the Company recognized $9.3 million of advisory fee revenues that were included in the deferred revenue (contract liabilities) balance at adoption.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $7.0 million, $4.7 million and $6.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Such reimbursements were reported as advisory revenues and operating expenses for the year ended December 31, 2018, and as a reduction to operating expenses for the years ended December 31, 2017 and 2016, as discussed below, with no impact to operating income in the periods presented.
Advisory Revenues — prior to the adoption of ASC 606
Prior to January 1, 2018, it was the Company’s accounting policy to recognize revenue when (i) there was persuasive evidence of an arrangement with a client, (ii) the agreed-upon services had been completed and delivered to the client or the transaction or events noted in the engagement letter were determined to be substantially complete, (iii) fees were fixed and determinable, and (iv) collection was reasonably assured.

The Company recognized advisory fee revenues for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions were completed in accordance with the terms of the engagement letter and all other requirements for revenue recognition were satisfied.

The Company recognized capital advisory fees from primary capital raising transactions at the time of the client’s acceptance of capital or capital commitments to a fund in accordance with the terms of the engagement letter. Generally, fee revenue was determined based upon a fixed percentage of capital committed to the fund. For multiple closings, revenue was recognized at each interim closing based on the amount of capital committed at each closing at the fixed fee percentage. At the final closing, revenue was recognized at the fixed percentage for the amount of capital committed since the last interim closing.

The Company recognized capital advisory fees from secondary market transactions at the time the sale or transfer of the capital interest was completed in accordance with the terms of the engagement letter. Generally, fee revenue was determined based upon a fixed percentage of the transaction value.

While the majority of the Company’s fee revenue was earned at the conclusion of a transaction or closing of a fund, on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, were also earned and recognized as advisory fee revenue over the period in which the related service was rendered.
Investment Revenues
Investment revenues consist of interest income and gains (or losses) on the Company’s investments in certain merchant banking funds. The Company recognizes revenue on its investments in merchant banking funds based on its allocable share of realized and unrealized gains (or losses) reported by such funds. The Company’s revenue recognition for investment revenues, which represent less than 1% of total revenues, was not impacted by the adoption of ASU 2014-09.

Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash. The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company considers all highly liquid investments with a maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and other short-term highly liquid investments with original maturities of three months or less and are carried at cost, plus accrued interest, which approximates the fair value due to the short-term nature of these investments.
Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. See “Note 3 — Cash and Cash Equivalents”.
Advisory Fees Receivables
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.3 million, $1.1 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Included in the advisory fees receivable balances at December 31, 2018 and 2017 were $20.0 million and $29.3 million of long term receivables related to primary capital advisory engagements, which are generally paid in installments over a period of three years. Included as a component of investment revenues is interest income related to primary capital advisory engagements of $0.8 million, $0.7 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Credit risk related to advisory fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
Goodwill
Goodwill is the cost in excess of the fair value of identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually. An impairment loss is triggered if the estimated fair value of an operating unit is less than the estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. See “Note 5 — Goodwill”.
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity.
Other Assets
Included in other assets in the consolidated statements of financial condition are the Company’s investments in merchant banking funds, which are recorded under the equity method of accounting based upon the Company’s proportionate share of the estimated fair value of the underlying merchant banking fund’s net assets. Other assets also include prepaid compensation awards that require a future service period and are subject to clawbacks if the individual ceases employment prior to a determined date. The awards are amortized over the required service period, which generally does not exceed one year. Other prepaid expenses, rent deposits, intangible assets and other tangible assets are also included in other assets.
Compensation Payable
Included in compensation payable are discretionary compensation awards comprised of annual cash bonuses and long-term incentive compensation, consisting of deferred cash retention awards, which are non-interest bearing, and generally amortized ratably over a three to five year service period after the date of grant. See “Note 13 — Deferred Compensation”.
Restricted Stock Units
The Company accounts for its share-based compensation payments by recording the fair value of restricted stock units (RSUs) granted to employees as compensation expense. The restricted stock units are generally amortized ratably over a three to five-year service period following the date of grant. Compensation expense is determined based upon the fair value of the Company’s common stock at the date of grant. In certain circumstances the Company issues share-based compensation, which is contingent on achievement of certain performance targets. Compensation expense for performance-based awards is amortized over the service period to the extent it is probable that the performance target will be achieved. The Company includes a forfeiture estimate in the aggregate compensation cost to be amortized.
As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments on outstanding restricted stock units eligible for such payment as a charge to stockholders’ equity.
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. See “Note 10 — Equity”.
The Company calculates diluted EPS by dividing net income by the sum of (i) basic shares per above and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required. Under the treasury method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be repurchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. See “Note 11 — Earnings per Share”.
Provision for Taxes
The Company accounts for taxes in accordance with the accounting guidance for income taxes which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
The Company follows the guidance for income taxes in recognizing, measuring, presenting and disclosing in its financial statements uncertain tax positions taken or expected to be taken on its income tax returns. Income tax expense is based on pre-tax accounting income, including adjustments made for the recognition or derecognition related to uncertain tax positions. The recognition or derecognition of income tax expense related to uncertain tax positions is determined under the guidance, and the Company’s policy is to treat interest and penalties related to uncertain tax positions as part of pre-tax income.
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
Foreign Currency Translation
Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations in other operating expenses.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur. See “Note 8 - Fair Value of Financial Instruments”.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” codifying ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which supersedes the guidance in former ASC 605, Revenue Recognition. The Company adopted this standard on January 1, 2018 utilizing the modified retrospective approach and applied the standard to contracts that were not completed at this time. Upon adoption, certain revenues that were previously recognized as services were provided changed to either point in time recognition or over the term of an engagement. This change in the Company’s revenue recognition policy created deferred revenues (also known as contract liabilities) that will be recognized at a point in time as performance obligations are met. The cumulative effect of adopting this ASU on January 1, 2018 was a net decrease to retained earnings of $7.6 million. The Company also changed the presentation of certain reimbursed costs from a net presentation prior to adoption to a gross presentation following adoption.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 amends the guidance in former ASC Topic 718, Compensation – Stock Compensation. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016 and the Company adopted these amendments effective on January 1, 2017. The impact of ASU No. 2016-09 resulted in a net increase to the provision for income taxes for the years ended December 31, 2018 and 2017 related to excess tax benefits and tax deficiencies for its restricted stock unit compensation, which under the prior standard was recorded as an adjustment to retained earnings. See “Note 15 — Income Taxes”.
Accounting Developments
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities for operating leases, among other changes. This ASU also requires expanded disclosures about the nature and terms of leases. The Company will adopt this standard effective on January 1, 2019 under a modified retrospective approach.
Companies are allowed to apply transition provisions at either (1) the later of the earliest comparative period presented and the lease commencement date or (2) the effective date. The Company plans to apply the transition provisions as of the effective date for the Company on January 1, 2019. The Company also plans to elect to apply practical expedients that are provided in the standard. The practical expedients allow companies to not reassess whether expired or existing contracts are or contain leases, not reassess lease classification for expired or existing leases (e.g., existing operating leases will be classified as operating leases), and not reassess initial direct costs for existing leases.

The Company has evaluated the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements, including the anticipated gross up for leased right-of-use assets and liabilities for the present value of future lease obligations on the consolidated statement of financial condition. The Company estimates that as of January 1, 2019, the change will increase both the Company’s assets and liabilities by approximately $38 million. The Company expects that there will be no net impact to the consolidated statement of income.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU will change how companies measure credit losses on most financial instruments, including accounts receivable. Companies will be required to estimate lifetime expected credit losses, which is generally expected to result in earlier recognition of credit losses. The Company is currently evaluating the impact of the future adoption of ASU 2016-13 on the Company’s consolidated financial statements. The standard is effective for the Company on January 1, 2020 under a modified retrospective approach.

Note 3 — Cash and Cash Equivalents

The carrying values of the Company’s cash and cash equivalents are as follows:

	As of December 31,
	2018	2017
	(in thousands)
Cash	$80,400	$70,459
Cash equivalents	72,193	193,315
Restricted cash - letters of credit	3,781	3,872
Total cash and cash equivalents	$156,374	$267,646

The carrying value of the Company’s cash equivalents approximates fair value. See “Note 7 — Fair Value of Financial Instruments”.
Letters of credit were secured by cash held on deposit. See “Note 14 — Commitments and Contingencies”.

Note 4 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Aircraft	$—	$19,260
Equipment	21,451	20,930
Furniture and fixtures	7,684	7,639
Leasehold improvements	23,082	22,847
	52,217	70,676
Less accumulated depreciation and amortization	(45,032)	(62,074)
Total property and equipment, net	$7,185	$8,602
In 2018, the Company disposed of the aircraft and recognized a gain of $0.8 million.

Note 5 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2018	2017
	(in thousands)
Balance, January 1	$217,737	$208,186
Foreign currency translation adjustments	(11,815)	9,551
Balance, December 31	$205,922	$217,737

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of goodwill exceeded the carrying value. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2018, 2017 or 2016.

Note 6 — Other Assets
Other assets consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Prepaid expenses	$5,143	$2,583
Investments in merchant banking funds	850	1,209
Rent deposits	1,764	1,798
Other tangible assets	368	639
Intangible assets	—	50
Total other assets	$8,125	$6,279
At December 31, 2018 and 2017, the Company had an investment in a previously sponsored merchant banking funds, Greenhill Capital Partners II, and an interest in Barrow Street III, a real estate investment fund. At December 31, 2018 and 2017, the Company had no remaining unfunded commitments.

Note 7 — Fair Value of Financial Instruments
Assets Measured at Fair Value on a Recurring Basis
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of December 31, 2018, the Company had Level 1 assets and Level 2 liabilities measured at fair value. As of December 31, 2017, the Company had Level 1 assets and Level 3 liabilities measured at fair value.
The following tables set forth the measurement at fair value on a recurring basis of the investments in money market funds, short-term cash instruments and U.S. government securities. The securities are categorized as a Level 1 asset, as their valuation is based on quoted prices for identical assets in active markets. See “Note 3 — Cash and Cash Equivalents”.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Assets
Cash equivalents	$72,193	$—	$—	$72,193
Total	$72,193	$—	$—	$72,193

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Assets
Cash equivalents	$183,369	$—	$—	$183,369
Total	$183,369	$—	$—	$183,369
Liabilities Measured at Fair Value on a Recurring Basis
In connection with the acquisition in April 2015 of Cogent Partners, LP and its affiliates (“Cogent,” now known as the secondary capital advisory business) (the “Acquisition”), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the “Earnout”). The cash payment and the issuance of common shares related to the Earnout were to be made if secondary capital advisory revenues of $80.0 million or more are earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary capital advisory business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Earnout. In the third quarter of 2018, the Earnout for the second two year period ending March 31, 2019 was achieved, and in accordance with terms of the purchase agreement, the contingent consideration will be paid promptly after the fourth anniversary of the Acquisition. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and has been remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. At December 31, 2018, based on the present value of the remaining term, the contingent cash consideration that will be paid as a result of the Earnout being achieved was valued at $18.3 million based on a 13.2% discount rate. Due to the remeasurement of the Earnout, the Company recognized an increase in other operating expenses of $4.5 million for the year ended December 31, 2018, a decrease in other operating expenses of $1.3 million for the year ended December 31, 2017 and an increase in other operating expenses of $1.5 million for the year ended December 31, 2016. See “Note 11 — Earnings per Share”.
The following tables set forth the measurement at fair value on a recurring basis of the contingent cash consideration due to the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the Acquisition and, until September 30, 2018, was categorized as a Level 3 liability and remeasured each quarterly period based on the probability of achieving the target revenue threshold and weighted average discount rate as discussed below. In the third quarter of 2018, the liability was transferred to Level 2 due to the achievement of the revenue target and the only remaining fair value input is the present value discount until the Earnout is paid.

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$18,293	$—	$18,293
Total	$—	$18,293	$—	$18,293

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$—	$13,763	$13,763
Total	$—	$—	$13,763	$13,763

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2018

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Transfers Out	Closing Balance as of December 31, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at December 31, 2018
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,763	$(4,021)	$—	$—	$—	$—	$(17,784)	$—	$—
Total	$13,763	$(4,021)	$—	$—	$—	$—	$(17,784)	$—	$—

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2017

	Opening Balance as of January 1, 2017	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Transfers Out	Closing Balance as of December 31, 2017	Unrealized gains (losses) for Level 3 liabilities outstanding at December 31, 2017
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$15,095	$1,332	$—	$—	$—	$—	$—	$13,763	$1,332
Total	$15,095	$1,332	$—	$—	$—	$—	$—	$13,763	$1,332

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2016

	Opening Balance as of January 1, 2016	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehensive Income	Purchases	Issues	Sales	Transfers Out	Closing Balance as of December 31, 2016	Unrealized gains (losses) for Level 3 liabilities outstanding at December 31, 2016
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,647	$(1,448)	$—	$—	$—	$—	$—	$15,095	$(1,448)
Total	$13,647	$(1,448)	$—	$—	$—	$—	$—	$15,095	$(1,448)

Realized and unrealized gains (losses) are reported as a component of other operating expenses in the consolidated statements of operations.

There were no Level 3 liabilities at December 31, 2018. The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measure of Level 3 liabilities measured at fair value on a recurring basis, as of December 31, 2017:

	Fair Value as of December 31, 2017	Valuation Technique(s)	Unobservable Input(s)		Range (Weighted Average)
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$13,763	Present value of expected payments	Discount rate		13%
			Forecast revenue	(a)

_____________________________________________
(a) The Company’s estimate of contingent consideration as of December 31, 2017 was principally based on the acquired business’ (i) actual revenue generation from April 1, 2015 through March 31, 2017 and (ii) actual and projected revenue generation from April 1, 2017 through March 31, 2019.

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

Note 8 — Related Parties
At December 31, 2018 and 2017, the Company had no amounts payable to related parties.
In November 2017, the Company's Chairman, through an entity controlled by him, and the Company's Chief Executive Officer, in his personal capacity and through an entity controlled by him, each purchased $10.0 million of the Company’s common stock, for an aggregate total of $20.0 million, and a total of 1,159,420 common shares were issued. See “Note 10 — Equity”.
Prior to June 2018, the Company subleased airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of less than $0.1 million for each of the years ended December 31, 2018, 2017 and 2016. During 2018, 2017 and 2016, the Company paid less than$0.1 million each year for the use of an aircraft owned by the Chairman of the Company.

Note 9 — Loan Facilities
On October 12, 2017, as part of a recapitalization plan, the Company entered into a credit agreement with a syndicate of lenders, who lent in face amount $350.0 million under a five-year secured term loan facility (“Term Loan Facility”) and provided a three-year secured revolving credit facility (“Revolving Loan Facility”) for $20.0 million, which was undrawn at closing. The Term Loan Facility and the Revolving Loan Facility together are referred to as the “Secured Loan Facilities”. In conjunction with the borrowings under the Secured Loan Facilities, the Company incurred expenses of $11.5 million, consisting of original issue discount of $1.75 million and deferred financing costs of $9.8 million, which have been recorded as a reduction in the carrying value of the Term Loan Facility in the consolidated statements of financial position. These costs are being amortized into interest expense over the lives of the obligations. For the years ended December 31, 2018 and 2017, the Company incurred incremental interest expense of $2.3 million and $0.6 million, respectively, related to the amortization of these costs. See “Note 10 — Equity”.

	As of December 31,
	2018	2017
	(in thousands)
Term Loan Facility carrying value	$319,479	$339,048
Unamortized discount	1,313	1,663
Unamortized debt issuance costs	7,333	9,289
Total Term Loan Facility	328,125	350,000
Current maturities of Term Loan Facility	(35,000)	(21,875)
Total long-term debt	$293,125	$328,125
The carrying value of the Term Loan Facility, excluding the unamortized debt issuance costs and discount that are presented as a reduction to the debt principal balance, approximated the fair value. As the borrowings are not accounted for at fair value, their fair value is not included in the Company’s fair value hierarchy in “Note 7 — Fair Value of Financial Instruments,” however, had these borrowings been included, they would have been classified in Level 2.
Borrowings under the Secured Loan Facilities bear interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Borrowings under the Secured Loan Facilities had a weighted average interest rate for the year ended December 31, 2018 and the period outstanding in 2017 of approximately 5.8% and 5.1%, respectively (with the borrowing rate ranging from 5.1% to 6.6% and from 5.0% to 5.3%, respectively).
The Term Loan Facility required quarterly principal amortization payments of $4.375 million, which began on March 31, 2018 and continued through September 30, 2018. Beginning for the quarter ended December 31, 2018, the Term Loan Facility requires quarterly principal amortization payments of $8.75 million (or $35.0 million annually) which will continue through September 30, 2022, with the remaining balance of the Term Loan Facility due at maturity on October 12, 2022. In addition, beginning for the year ended December 31, 2018, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. For the year ended December 31, 2018, based upon the Company’s financial results for 2018 an excess cash flow payment was not required. The Company is also required to repay certain amounts of the Term Loan Facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. At December 31, 2018 and 2017, $328.1 million and $350.0 million were outstanding on the Term Loan Facility, respectively. No amounts were outstanding under the Revolving Loan Facility.
During the year ended December 31, 2018, the Company made mandatory quarterly principal payments of $21.9 million. All mandatory repayments of the Term Loan Facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the Term Loan Facility will be permitted. In the event that all or any portion of the Term Loan Facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such prepayment, refinancing, or repricing will be at 101.0% of the principal amount so prepaid, refinanced or repriced.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. In particular, such security interests do not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company’s borrowings under the Revolving Loan Facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At December 31, 2018 and 2017, the Company was compliant with all loan covenants.
In conjunction with the borrowing of the Term Loan Facility in October 2017, the Company used a portion of the proceeds to repay in full outstanding borrowings of $83.8 million under the previously existing revolving bank loan facility plus accrued interest. Interest on the previous revolving bank loan facility was based on the higher of 3.50% or the U.S. Prime Rate (4.25% at the time of repayment) and was payable monthly. The weighted average daily borrowings outstanding under the previous revolving bank loan facility for the portion of the year the obligation was outstanding were approximately $65.3 million for the year ended December 31, 2017.

In connection with the Acquisition in April 2015, the Company borrowed $45.0 million, which was comprised of two bank term loan facilities, each in an original principal amount of $22.5 million. One bank term loan facility, which bore interest at the U.S. Prime Rate plus 0.75%, was repaid in two equal installments, one in June 2015 and the other in April 2016. The second bank term loan facility, which bore interest at the Prime Rate plus one and one-quarter percent (1.25%) per annum, which interest rate was to be reduced to the Prime Rate plus three-quarters of one percent (0.75%) per annum when the amount outstanding was $7.5 million or less, had a maturity date of April 30, 2018 and was payable in four equal semi-annual installments beginning on October 31, 2016. In 2016, a principal payment of $5.625 million was made on the second bank term loan facility. In 2017, prior to the drawdown of the Term Loan Facility, the Company repaid the outstanding balance of the bank term loan of $16.9 million in full satisfaction of the remaining tranche of the bank term loan facility used to fund the Acquisition. There were no prepayment penalties for the early repayment of the bank term loan facilities.
The weighted average interest rate of the previous debt facilities was 4.2% and 3.9% for the portion of the year the obligations were outstanding in 2017 and for the year ended December 31, 2016, respectively.

Note 10 — Equity
In September 2017, the Company announced plans for a leveraged recapitalization, which included the authorization to repurchase up to $285 million of the Company’s common stock. In connection with the recapitalization, in October 2017 the Company borrowed $350 million under the Term Loan Facility and repaid $83.8 million outstanding under the previously existing bank loan facilities. See “Note 9 — Loan Facilities”.
During the year ended December 31, 2018, the Company repurchased 7,497,635 shares of our common stock through a modified Dutch auction tender and open market transactions at an average price of $24.89 per share, for a total cost of $186.6 million. During the year ended December 31, 2017, the Company repurchased 3,777,548 common shares through a tender offer and other open market transactions at an average price of $17.41 per share, for a total cost of $65.8 million. In addition, the Company incurred fees and expenses relating to tender offers of $0.2 million and $0.7 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company has repurchased under the recapitalization plan 11,275,183 shares of its common stock at an average price of $22.39 per share for a total cost of $252.4 million and had $32.6 million remaining and authorized under its repurchase plan.
In November 2017, the Company's Chairman, through an entity controlled by him, and the Company's Chief Executive Officer, in his personal capacity and through an entity controlled by him, each purchased $10.0 million of the Company’s common stock, for an aggregate total of $20.0 million, and a total of 1,159,420 common shares were issued. See “Note 8 — Related Parties”.
In connection with the Acquisition, the Company issued 779,454 shares of common stock on the acquisition date, April 1, 2015. In addition, as a result of the Earnout being achieved for the period ending March 31, 2019, the Company will issue 334,048 shares of common stock after the Earnout period. The fair value of the contingent issuance of common shares was valued on the date of the Acquisition at $11.9 million and has been recorded as additional paid in capital in the consolidated statements of financial condition. As the Earnout was achieved, the par value of the shares will be transferred to common stock in the consolidated statement of financial condition when the Earnout shares are issued to the sellers of Cogent. See “Note 7 — Fair Value of Financial Instruments” and “Note 11 — Earnings per Share“.
During 2018, 1,238,733 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 433,507 shares at an average price of $20.00 per share for a total cost of $8.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During 2017, 1,197,260 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 491,677 shares at an average price of $28.04 per share for a total cost of $13.8 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
Dividends declared and paid on outstanding common share were $0.20, $1.40 and $1.80 for each of the years ended December 31, 2018, 2017 and 2016, respectively. In addition, dividend equivalent amounts are accrued and paid on outstanding restricted stock units and amounted to $1.1 million, $6.3 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and paid amounts are included in dividends paid on the consolidated statements of cash flows. In the event a restricted stock unit holder’s employment is terminated, to the extent dividends have been paid to the holder, a portion of the dividend equivalent amount is required to be paid back (a “clawback”) to the Company and is netted against the dividend equivalent amounts herein. See “Note 13 — Deferred Compensation — Restricted Stock Units”.

Note 11 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2018		2017		2016
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income (loss)	$39,222		$(26,651)		$60,762
Denominator for basic EPS — weighted average number of shares	26,813		32,075		32,043
Add — dilutive effect of:
Restricted stock units and Cogent Earnout shares	825	(1)	—	(1)	31	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	27,638		32,075		32,074
Earnings (loss) per share:
Basic EPS	$1.46		$(0.83)		$1.90
Diluted EPS	$1.42		$(0.83)		$1.89
Beginning in the third quarter of 2018, the weighted average number of shares and dilutive potential shares include 334,048 shares of common stock that will be issued to certain selling unitholders of Cogent in April 2019 as the revenue target related to the Earnout was achieved during the quarter ended September 30, 2018. See “Note 7 — Fair Value of Financial Instruments”.
________________________

(1)
Excludes 672,518, 2,617,043, and 849,965 outstanding restricted stock units that were antidilutive under the treasury stock method for the years ended December 31, 2018, 2017 and 2016, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.

Note 12 — Retirement Plan
In the U.S., the Company sponsors qualified defined contribution plans (the “Retirement Plans”) covering all eligible employees of G&Co and GC LP. The Retirement Plans provide for both employee contributions in accordance with Section 401(k) of the Internal Revenue Code and employer discretionary profit sharing contributions, subject to statutory limits. The Company incurred costs of $0.2 million for contributions to the Retirement Plans for the year ended December 31, 2018 and $0.6 million for each of the years ended December 31, 2017 and 2016. There were $0.1 million and $0.2 million related to contributions due to the Retirement Plans included in compensation payable on the consolidated statements of financial condition at December 31, 2018 and 2017, respectively.
GCI also operates a defined contribution pension fund for its employees. The assets of the pension fund are held separately in an independently administered fund. For the years ended December 31, 2018, 2017 and 2016, GCI incurred costs for the funding of pension contributions of $0.3 million, $0.3 million and $0.4 million, respectively. At December 31, 2018 and 2017, there were no amounts related to contributions due to the defined contribution pension fund included in compensation payable on the consolidated statements of financial condition.
Greenhill Australia is required by Australian law to contribute compulsory superannuation on employees’ gross earnings, generally at a rate of 9%, subject to an annual limit per employee. Superannuation is a defined contribution plan in which retirement benefits are determined by the contribution accumulated over the working life plus investment earnings within the fund less expenses. Greenhill Australia incurred costs for the funding of pension contributions of $0.3 million for the year ended December 31, 2018 and $0.4 million for each of the years ended December 31, 2017 and 2016. At December 31, 2018 and 2017, there were no amounts related to superannuation contributions due to the defined contribution plan included in compensation payable.

Note 13 — Deferred Compensation
Restricted Stock Units
The Company has an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan, restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan generally vest ratably over a period of up to four to five years beginning on the first anniversary of the grant date or in full on the fourth or fifth anniversary of the grant date. Holders of restricted stock units are entitled to receive dividends declared on the underlying common stock to the extent the restricted stock units ultimately vest.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2018			2017
	Units		Grant Date Weighted Average Fair Value	Units		Grant Date Weighted Average Fair Value
Outstanding, January 1,	5,396,728		$28.02	4,844,956		$33.38
Granted	2,741,343	(1)	18.94	2,227,659	(2)	20.87
Delivered	(1,265,500)	(1)	36.63	(1,219,193)	(2)	37.38
Forfeited	(662,289)		23.49	(456,694)		24.76
Outstanding, December 31,	6,210,282		$22.73	5,396,728		$28.02

_____________________________________________

(1)
Excludes 1,618,208 stock units granted and 1,219,545 stock units delivered to employees in connection with the annual awards granted and vested subsequent to December 31, 2018 as part of the long-term incentive awards program.

(2)
Excludes 1,811,132 stock units granted and 931,180 stock units delivered to employees in connection with the annual awards granted and vested subsequent to December 31, 2017 as part of the long-term incentive awards program.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $38.4 million, $40.2 million and $45.8 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was $18.94, $20.87 and $21.61, respectively. As of December 31, 2018, unrecognized restricted stock units compensation expense was $59.6 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.8 years.
The Company issues restricted stock units to employees under the equity incentive plan, primarily in connection with its annual bonus awards and compensation agreements for new hires. In certain jurisdictions, the Company may settle share-based payment awards in cash in lieu of shares of common stock to obtain tax deductibility. In these circumstances, the awards are settled in the cash equivalent value of the Company’s shares of common stock based upon their value at settlement date. These cash-settled share-based awards are remeasured at fair value at each reporting period.
The Company awarded 115,473 performance-based restricted stock units (“PRSU”), as part of long-term incentive compensation in 2016. The PRSU award targeted performance from 2016 to 2018 to three performance goals, each equally weighted. If the achievement of a performance metric is below the threshold goal, the payout factor for such performance metric will be 0%. The maximum payout under the award was 288,683 units and the cumulative dividends over the performance period are based on the number of units that ultimately vest. The performance period ended on December 31, 2018, and 62,336 restricted stock units vested based on the Company’s actual performance as compared to target performance.
Deferred Cash Compensation
As part of its long-term incentive award program, the Company grants deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest ratably over a three to five year service period, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Deferred cash compensation of $12.1 million and $14.9 million as of December 31, 2018 and 2017, respectively, is included in compensation payable in the consolidated statements of financial condition. As of December 31, 2018, total unrecognized deferred cash compensation (prior to the consideration of forfeitures) was approximately $8.0 million and is expected to be recognized over a weighted-average period of 0.6 years.
For the years ended December 31, 2018, 2017 and 2016, the Company recognized compensation expense from the amortization of deferred cash compensation, net of estimated forfeitures, of $7.7 million, $13.1 million and $4.8 million, respectively.

Note 14 — Commitments and Contingencies
The Company has entered into certain leases for office space under non-cancellable operating lease agreements that expire on various dates through 2027.
As of December 31, 2018, the approximate aggregate minimum future rental payments required were as follows (in thousands):

2019	$15,872
2020	13,535
2021	5,153
2022	3,768
2023	3,000
Thereafter	4,629
Total (1)	$45,957

_____________________________________________

(1)
Minimum future rental payments are recorded at their gross amounts and have not been reduced by sublease rentals of $0.5 million for 2019 for approximately 7,000 of aggregate square footage for former Cogent office space in New York and London.

The Company has also entered into various operating leases for office equipment.
Rent expense for leased office space, net of sublease reimbursements, for the years ended December 31, 2018, 2017 and 2016 was $15.0 million, $15.0 million and $14.3 million, respectively.
Diversified financial institutions issued five letters of credit on behalf of the Company to secure office space leases, which totaled $3.8 million and $3.9 million at December 31, 2018 and 2017, respectively. These letters of credit were secured by cash held on deposit. At December 31, 2018 and 2017, no amounts had been drawn under any of the letters of credit. See “Note 3 — Cash and Cash Equivalents”.
In addition, the Company has a cash obligation of $18.9 million due the selling unit holders of Cogent in 2019 as the Earnout was achieved. See “Note 7 — Fair Value of Financial Instruments”.
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 15 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes.
The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Current taxes:
U.S. federal	$1,868	$8,792	$19,392
State and local	1,937	1,181	1,939
Foreign	9,968	1,786	13,245
Total current tax expense	13,773	11,759	34,576
Deferred taxes:
U.S. federal	202	14,626	(4,530)
State and local	50	795	(321)
Foreign	5,183	(827)	(2,606)
Total deferred tax (benefit) expense	5,435	14,594	(7,457)
Total tax expense	$19,208	$26,353	$27,119

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. These deferred taxes are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Recent changes in tax laws and accounting pronouncements enacted in the prior year significantly affected the Company’s income tax provision in the prior and current year.
Effective in 2017, the Company was subject to a new accounting pronouncement which required it to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant price fair value of RSUs and the fair value of such awards at the time of vesting in addition to the income tax benefit for the tax effect of dividend payments on restricted stock units.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted making significant changes to U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate from 35% to 21% beginning in 2018, imposing a one-time repatriation tax in the current year for the deemed repatriation of earnings of foreign subsidiaries previously tax deferred before the effective date of the legislation, and implementing a territorial-type tax system with a minimum tax for certain foreign earnings starting in 2018. Although the reduction in the corporate income tax rate was not effective until after the year ended December 31, 2017, the legislation required the Company to revalue its deferred tax assets and liabilities and charge to deferred tax expense the future impact of the lower corporate tax rate as of the effective date of the legislation. In accordance with ASC 740, this revaluation adjustment included the tax effect related to the change in corporate tax rates for foreign currency translation adjustments that had previously been accounted for as a tax adjustment in other comprehensive income in the consolidated statements of changes in stockholders’ equity. The effect of the revaluation of the Company’s deferred tax assets and liabilities resulted in a net charge of $15.4 million for the year ended December 31, 2017. Despite having significant tax deferred foreign earnings at the effective date of the legislation, the one-time repatriation tax charge for previously deferred earnings of foreign subsidiaries did not result in a charge in the tax provision for the year ended December 31, 2017, because the calculation of the deemed repatriation allows the offset of cumulative foreign earning by jurisdiction against cumulative foreign losses of other jurisdictions. The impact of the implementation of this territorial-type tax system did not have a significant effect in the income tax provision for the year ended December 31, 2018 and is not expected to have a material impact in future years. As such, in order to better align its structure and operations with these new tax laws, the Company no longer intends to indefinitely reinvest its non-U.S. subsidiary earnings outside of the United States. In addition, the TCJA eliminated the performance award exception related to executive compensation, making certain compensation paid to covered employees non-deductible in current and future periods.
Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Compensation and benefits	$19,353	$23,080
Depreciation and amortization	1,539	1,521
Cumulative translation adjustment	12,624	8,878
Operating loss carryforwards	5,256	10,133
Capital loss carryforwards	1,909	2,106
Unrealized loss on investments	90	61
Other financial accruals	5,398	2,047
Valuation allowances	(2,463)	(5,481)
Total deferred tax assets	43,706	42,345
Deferred tax liabilities:
Other financial accruals	3,990	2,928
Total deferred tax liabilities	3,990	2,928
Net deferred tax asset	39,716	39,417

Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to future taxable income.

The Company’s deferred taxes for operating loss carryforwards relate to losses incurred in foreign jurisdictions. These jurisdictions had been profitable in prior years and the Company believes it is more likely than not they will be profitable in future years. However, management has carefully considered the need for a valuation allowance by evaluating each foreign jurisdiction separately and considering items such as historical and estimated future taxable income, cost bases, and other various factors. Based on all available information and an improved performance in 2018, the Company has determined that it is more likely than not that it will realize the full benefit of these operating loss carryforwards and other deferred tax assets in the majority of its foreign jurisdictions notwithstanding a nominal reserve of $0.6 million due to local tax rules. At December 31, 2018, the Company had foreign operating loss carryforwards, which in aggregate totaled $17.9 million, including the reserved amount. These operating loss carryforwards may be carried forward for seven years and longer.
In addition to the valuation allowances against certain foreign operating loss carryforwards, the Company has previously recorded a valuation allowance against a deferred tax asset related to a capital loss carryforward in the United Kingdom. This capital loss was realized from the sale of an investment in the United Kingdom and can be carried forward indefinitely but can only be utilized against capital gain in the same jurisdiction. Since the Company has nominal remaining investments in the United Kingdom and considers it more likely than not that the Company will not generate a capital gain in the United Kingdom, the Company had previously established a full valuation allowance against this related deferred tax asset. As of December 31, 2018, the amount of the deferred tax asset and corresponding valuation allowance for the capital loss carryforward in the United Kingdom remained unchanged from the prior year and was $1.9 million.
Any gain or loss resulting from the translation of deferred taxes for foreign affiliates has been included in the foreign currency translation adjustment as a component of other comprehensive income, net of tax, in the consolidated statements of changes in stockholders’ equity. Income taxes receivable of $1.0 million and $2.0 million as of December 31, 2018 and 2017, respectively, were included in other receivables in the consolidated statements of financial condition.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2018, the Company does not expect any material changes in its tax provision related to any current or future audits.
The Company recognizes tax positions in the financial statements only when management believes it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed an analysis of its tax positions as of December 31, 2018, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties have been reported as other operating expenses in the consolidated statements of operations.
A reconciliation of the statutory U.S. federal income tax rate of 21% in 2018 and of 35.0% in 2017 and 2016 to the Company’s effective income tax rates is set forth below:

	For the Years Ended December 31,
	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax benefit	2.6	(499.9)	1.3
Benefits and taxes related to foreign operations	(1.5)	(2,796.3)	(6.2)
Charge related to Global Intangible Low-Taxed Income	1.3	—	—
RSU vesting and dividend discrete accounting charge or benefit	8.0	(486.2)	—
Charge related to non-deductible compensation	1.8	(38.7)	0.4
Rate change to deferred items related to Tax Cuts and Jobs Act	—	(5,193.7)	—
Other	(0.3)	127.9	0.4
Effective income tax rate	32.9	(8,851.9)	30.9

For the year ended December 31, 2017, the rate reconciliation to 35.0% is not meaningful principally as result of the application of various material adjustments related to the TCJA on nominal pre-tax loss for the period.

Note 16 — Regulatory
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, the United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2018 and 2017, G&Co’s net capital was $25.9 million and $5.0 million, respectively, which exceeded its requirement by $24.3 million and $4.0 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 0.9 to 1 and 3.0 to 1 at December 31, 2018 and 2017, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GC LP is also subject to the Rule. GCI, GCE and the European affiliate of GC LP are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2018 and 2017, GCI, GCE, GC LP, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.
As approved by FINRA in 2018, effective as of January 1, 2019, GC LP merged with G&Co, with G&Co being the sole surviving entity. The capital requirements of G&Co did not change as a result of the merger.

Note 17 — Business Information
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
The Company principally earns its revenues from advisory fees upon the successful completion of the client’s transaction or restructuring, or fund closing. Advisory revenues represented substantially all of the Company’s total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. In each of the three years, there were no advisory clients that accounted for more than 10% of total revenues.
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
The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Total revenues
North America	$193,707	$169,502	$206,673
Europe	125,149	47,441	110,229
Rest of World	33,129	22,239	18,617
Total	$351,985	$239,182	$335,519
Operating income (loss)
North America	$16,472	$19,887	$48,788
Europe	57,736	(10,541)	52,659
Rest of World	6,660	(2,446)	(10,339)
Total	$80,868	$6,900	$91,108
Total assets
North America	$198,313	$426,799	$266,975
Europe	152,478	48,195	64,467
Rest of World	134,909	135,823	125,240
Total	$485,700	$610,817	$456,682

The Company's revenues are based on the country where the services were derived. For the years ended December 31, 2018, 2017 and 2016, the Company generated 52%, 70%, and 59%, respectively, of its total revenues from the United States and 29%, 15% and 27% respectively, of its total revenues from the United Kingdom. No other country had revenues which individually represented more than 10% of the Company’s total revenues during the years ended December 31, 2018, 2017 and 2016, respectfully.
Included in the Company’s total assets are long-lived assets, excluding deferred tax assets and intangible assets, located in the United States of $26.7 million and $36.6 million at December 31, 2018 and 2017, respectively. No other country had long- lived assets, which individually represented more than 10% of the Company’s total long-lived assets at December 31, 2018 and 2017.

Note 18 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On January 30, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on March 20, 2019 to the common stockholders of record on March 6, 2019.

Supplemental Financial Information Quarterly Results (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2018 and 2017. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(in millions, except per share data)
Total revenues	$87.5	$88.5	$86.8	$89.1
Total operating expenses	68.5	69.0	66.1	67.5
Total operating income	19.0	19.5	20.7	21.6
Interest expense	5.3	5.6	5.7	5.9
Income before taxes	13.7	13.9	15.0	15.7
Provision for taxes	7.4	3.3	3.8	4.7
Net income	$6.3	$10.6	$11.2	$11.0
Earnings per share:
Basic	$0.21	$0.39	$0.45	$0.46
Diluted	$0.21	$0.38	$0.43	$0.45

	For the Three Months Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(in millions, except per share data)
Total revenues	$56.9	$67.3	$48.1	$66.9
Total operating expenses	54.0	56.9	57.5	63.9
Total operating income (loss)	2.9	10.4	(9.4)	3.0
Interest expense	0.8	0.8	0.9	4.7
Income (loss) before taxes	2.1	9.6	(10.3)	(1.7)
Provision (benefit) for taxes	2.9	3.3	(4.4)	24.5
Net income (loss)	$(0.8)	$6.3	$(5.9)	$(26.2)
Earnings (loss) per share:
Basic	$(0.02)	$0.20	$(0.18)	$(0.85)
Diluted	$(0.02)	$0.20	$(0.18)	$(0.85)

(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

10.3	*Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 13, 2015).
10.4
*Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Ratable Vesting (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.5
*Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Award Notification (MDs) — Five Year Cliff Vesting (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.6	Lease between 300 Park Avenue, Inc. and Greenhill & Co., Inc. dated June 17, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed on June 22, 2009).
10.7
*Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 among Robert F. Greenhill, Greenhill Family Partnership and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.8
*Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 between Scott L. Bok and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.9
*Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 between Harold J. Rodriguez, Jr. and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.10
*Form of Greenhill & Co. Equity Incentive Plan Performance-Based Restricted Stock Unit Award Notification –Three Year Performance Period (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.11
*Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Unit Award Notification – Three Year Cliff Vesting (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.12
*Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Unit Award Notification (MDs) – Four Year 20%, 20%, 30% and 30% Vesting (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.13
*Subscription Agreement, dated as of September 25, 2017, by and between Scott L. Bok, in an individual capacity, and Bok Family Partners, L.P., as purchasers, and Greenhill & Co., Inc., as issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

10.14
Subscription Agreement, dated as of September 25, 2017, by and between Socatean Partners, as purchaser, and Greenhill & Co., Inc., as issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

10.15
*Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

E-1

10.16
Credit Agreement, dated October 12, 2017, by and among Greenhill & Co., Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017).

21.1**	List of Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP.
31.1***	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	Interactive data files pursuant to Rule 405 of Regulation S-T.

_____________________________________________

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to Form 10-K pursuant to Item 15(b) of this report.

**	Filed herewith.

***	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act

E-2

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 28, 2019

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. GREENHILL
Robert F. Greenhill	Chairman and Director	February 28, 2019

/s/ SCOTT L. BOK
Scott L. Bok	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019

/s/ STEVEN F. GOLDSTONE
Steven F. Goldstone	Director	February 28, 2019

/s/ MERYL D. HARTZBAND
Meryl D. Hartzband	Director	February 28, 2019

/s/ STEPHEN L. KEY
Stephen L. Key	Director	February 28, 2019

/s/ JOHN D. LIU
John D. Liu	Director	February 28, 2019

/s/ KAREN P. ROBARDS
Karen P. Robards	Director	February 28, 2019

II-2