Form 10-Q
period 2019-03-31
GREENHILL & CO INC
filed 2019-05-10
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	GHL	The NYSE American Stock Exchange
As of April 30, 2019, there were 21,058,961 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents ($3.8 million restricted from use at March 31, 2019 and December 31, 2018)	$80,452	$156,374
Advisory fees receivable, net of allowance for doubtful accounts of $0.3 million and $0.0 million at March 31, 2019 and December 31, 2018, respectively	45,381	61,793
Other receivables	7,741	2,595
Property and equipment, net of accumulated depreciation of $45.8 million and $45.0 million at March 31, 2019 and December 31, 2018, respectively	6,833	7,185
Operating lease right-of-use asset	34,879	—
Goodwill	206,685	205,922
Deferred tax asset, net	39,964	43,706
Other assets	18,869	8,125
Total assets	$440,804	$485,700
Liabilities and Equity
Compensation payable	$19,968	$56,922
Accounts payable and accrued expenses	13,218	17,167
Current income taxes payable	3,162	7,486
Operating lease obligations	37,896	—
Secured term loan payable	311,305	319,479
Contingent obligation due selling unitholders of Cogent	18,868	18,293
Deferred tax liability	4,270	3,990
Total liabilities	408,687	423,337
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 46,225,572 and 45,001,788 shares issued as of March 31, 2019 and December 31, 2018, respectively; 20,692,109 and 20,404,996 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	462	450
Restricted stock units	47,214	71,596
Additional paid-in capital	880,924	846,721
Exchangeable shares of subsidiary; 257,156 shares issued as of March 31, 2019 and December 31, 2018; 32,804 shares outstanding as of March 31, 2019 and December 31, 2018	1,958	1,958
Retained earnings	46,695	63,427
Accumulated other comprehensive income (loss)	(34,651)	(35,705)
Treasury stock, at cost, par value $0.01 per share; 25,533,463 and 24,596,792 shares as of March 31, 2019 and December 31, 2018, respectively	(910,485)	(886,084)
Stockholders’ equity	32,117	62,363
Total liabilities and equity	$440,804	$485,700

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, March 31,
	2019	2018
Revenues
Advisory revenues	$50,570	$86,769
Investment revenues	625	774
Total revenues	51,195	87,543
Expenses
Employee compensation and benefits	45,062	49,208
Occupancy and equipment rental	5,406	5,289
Depreciation and amortization	667	763
Information services	2,356	2,317
Professional fees	2,626	2,923
Travel related expenses	3,496	3,305
Other operating expenses	5,843	4,722
Total operating expenses	65,456	68,527
Total operating income (loss)	(14,261)	19,016
Interest expense	5,851	5,261
Income (loss) before taxes	(20,112)	13,755
Provision (benefit) for taxes	(4,726)	7,387
Net income (loss)	$(15,386)	$6,368
Average shares outstanding:
Basic	23,955,714	29,754,957
Diluted	23,955,714	30,198,797
Earnings (loss) per share:
Basic	$(0.64)	$0.21
Diluted	$(0.64)	$0.21

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$(15,386)	$6,368
Currency translation adjustment, net of tax	1,054	(834)
Comprehensive income (loss)	(14,332)	5,534

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Common stock, par value $0.01 per share
Common stock, beginning of the period	$450	$438
Common stock issued	12	9
Common stock, end of the period	462	447
Restricted stock units
Restricted stock units, beginning of the period	71,596	80,512
Restricted stock units recognized, net of forfeitures	10,018	8,463
Restricted stock units delivered	(34,400)	(34,104)
Restricted stock units, end of the period	47,214	54,871
Additional paid-in capital
Additional paid-in capital, beginning of the period	846,721	800,806
Common stock issued	34,203	33,886
Additional paid-in capital, end of the period	880,924	834,692
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	1,958	1,958
Retained earnings
Retained earnings, beginning of the period, as previously reported	63,427	37,595
Cumulative effect of the change in accounting principle related to revenue recognition	—	(7,645)
Retained earnings, beginning of the period, as adjusted	63,427	29,950
Dividends	(1,346)	(1,687)
Net income (loss)	(15,386)	6,368
Retained earnings, end of the period	46,695	34,631
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(35,705)	(22,222)
Currency translation adjustment, net of tax	1,054	(834)
Accumulated other comprehensive income (loss), end of the period	(34,651)	(23,056)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(886,084)	(690,785)
Repurchased	(24,401)	(34,753)
Treasury stock, end of the period	(910,485)	(725,538)
Total stockholders’ equity	$32,117	$178,005

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$(15,386)	$6,368
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,244	1,339
Net investment gains	(114)	(1)
Restricted stock units recognized, net	10,018	8,463
Deferred taxes, net	3,369	6,529
Loss on fair value of contingent obligation	575	910
Changes in operating assets and liabilities:
Advisory fees receivable	16,412	(38,336)
Other receivables and assets	(15,776)	(15,823)
Compensation payable	(36,644)	1,850
Accounts payable and accrued expenses	(1,117)	2,825
Current income taxes payable	(4,324)	6,226
Net cash used for operating activities	(41,743)	(19,650)
Investing activities:
Purchases of property and equipment	(314)	(672)
Net cash used in investing activities	(314)	(672)
Financing activities:
Repayment of secured term loan	(8,750)	(4,375)
Dividends paid	(1,656)	(1,687)
Purchase of treasury stock	(24,401)	(34,753)
Net cash used in financing activities	(34,807)	(40,815)
Effect of exchange rate changes	942	1,631
Net decrease in cash and cash equivalents	(75,922)	(59,506)
Cash and cash equivalents, beginning of the period	156,374	267,646
Cash and cash equivalents, end of the period	$80,452	$208,140
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,378	$5,684
Cash paid for taxes, net of refunds	$1,753	$2,042

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
The Company’s wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCE”) and Greenhill & Co. Australia Pty Limited (“Greenhill Australia”).
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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2018 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $4.6 million and $5.6 million as of March 31, 2019 and December 31, 2018, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the three months ended March 31, 2019 and March 31, 2018, the Company recognized $2.4 million and $0.1 million of advisory fee revenues that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective year.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $1.0 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. Such reimbursements are reported as advisory revenues and operating expenses with no impact to operating income in the condensed consolidated statements of operations.
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
Advisory Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.3 million and $0.0 million for the three month periods ended March 31, 2019 and March 31, 2018, respectively.
Included in the advisory fees receivable balance at March 31, 2019 and December 31, 2018 were $18.0 million and $20.0 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
Included as a component of investment revenues is interest income related to primary capital advisory engagements of $0.2 million for the each of the three months ended March 31, 2019 and 2018, respectively.
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
Goodwill is translated at the rate of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Any translation gain or loss is included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the condensed consolidated statements of changes in stockholders’ equity.
Other Assets
Included in other assets in the condensed consolidated statements of financial condition are the Company’s investments in merchant banking funds, which are recorded under the equity method of accounting based upon the Company’s proportionate share of the estimated fair value of the underlying merchant banking fund’s net assets. Other assets also include prepaid compensation awards that require a future service period and are subject to clawbacks if the individual ceases employment prior to a determined date. The awards are amortized over the required service period, which generally does not exceed one year. Other prepaid expenses, rent deposits, intangible assets and other tangible assets are also included in other assets.
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
As the Company expenses the awards, the restricted stock units recognized are recorded within stockholders’ equity. The restricted stock units are reclassified into common stock and additional paid-in capital upon vesting. The Company records as treasury stock the repurchase of stock delivered to its employees in settlement of tax liabilities incurred upon the vesting of restricted stock units. The Company records dividend equivalent payments on outstanding restricted stock units eligible for such payment as a dividend payment and a charge to stockholders’ equity.
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the weighted average number of shares deemed issuable due to the vesting of restricted stock units for accounting purposes. See “Note 7 — Equity”.
The Company calculates diluted EPS by dividing net income by the sum of (i) basic shares per above and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required. Under the treasury stock method, the number of shares issuable upon the vesting of restricted stock units included in the calculation of diluted EPS is the excess, if any, of the number of shares expected to be issued, less the number of shares that could be repurchased by the Company with the proceeds to be received upon settlement at the average market closing price during the reporting period. See “Note 8 — Earnings per Share”.
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
Foreign Currency Translation
Assets and liabilities denominated in foreign currencies have been translated at rates of exchange prevailing at the end of the periods presented in accordance with the accounting guidance for foreign currency translation. Income and expenses transacted in foreign currency have been translated at average monthly exchange rates during the period. Translation gains and losses are included in the foreign currency translation adjustment, which is included as a component of other comprehensive income (loss) in the condensed consolidated statements of changes in stockholders’ equity. Foreign currency transaction gains and losses are included in the condensed consolidated statements of operations in other operating expenses.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur. See “Note 4 — Fair Value of Financial Instruments”.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires the recognition of lease assets and lease liabilities for operating leases, among other changes. The Company adopted this standard on January 1, 2019 utilizing a modified retrospective approach. The Company elected to apply practical expedients provided in the standard that allowed the Company to not reassess whether expired or existing contracts are or contain leases, not reassess lease classification for expired or existing leases (e.g., pre-existing operating leases are classified as operating leases under the new standard), and not reassess initial direct costs for existing leases. The impact of adopting ASU 2016-02 was an increase of $38.1 million to the Company’s assets and liabilities for the operating lease right-of-use assets and operating lease obligations on the condensed consolidated statement of financial condition. Upon adoption, the Company also reclassified $3.2 million of deferred rent from accounts payable and accrued expenses to operating lease obligations on the condensed consolidated statement of financial condition. Differences in the operating lease right-of-use asset and operating lease obligations are due to straight-lining rent expense and the resulting deferred rent. There was no net impact to the condensed consolidated statement of operations.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” codifying ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which supersedes the guidance in former ASC 605, Revenue Recognition. The Company adopted this standard on January 1, 2018 utilizing the modified retrospective approach and applied the standard to contracts that were not completed at this time. Upon adoption, certain revenues that were previously recognized as services were provided changed to either point in time recognition or over the term of an engagement. This change in the Company’s revenue recognition policy created deferred revenues (also known as contract liabilities) that will be recognized at a point in time as performance obligations are met. The cumulative effect of adopting this ASU on January 1, 2018 was a net decrease to retained earnings of $7.6 million.
Accounting Developments
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2019	2018
	(in thousands)
	(unaudited)
Cash	$51,605	$80,400
Cash equivalents	25,052	72,193
Restricted cash - letters of credit	3,795	3,781
Total cash and cash equivalents	$80,452	$156,374
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of March 31, 2019 and December 31, 2018, the Company had Level 1 assets and Level 2 liabilities measured at fair value.

Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the measurement at fair value on a recurring basis of the investments in money market funds, short-term cash instruments and U.S. government securities. The securities are categorized as a Level 1 asset, as their valuation is based on quoted prices for identical assets in active markets. See “Note 3 — Cash and Cash Equivalents”.
Assets Measured at Fair Value on a Recurring Basis as of March 31, 2019

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2019
	(in thousands, unaudited)
Assets
Cash equivalents	$25,052	$—	$—	$25,052
Total	$25,052	$—	$—	$25,052
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Assets
Cash equivalents	$72,193	$—	$—	$72,193
Total	$72,193	$—	$—	$72,193
Liabilities Measured at Fair Value on a Recurring Basis
In connection with the acquisition in April 2015 of Cogent Partners, LP and its affiliates (“Cogent,” now known as the secondary capital advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the “Earnout”). The cash payment and the issuance of common shares related to the Earnout were to be made if secondary capital advisory revenues of $80.0 million or more were earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary capital advisory business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout. In the third quarter of 2018, the earnout for the second two year period ended March 31, 2019 was achieved, and in accordance with terms of the purchase agreement, the contingent consideration will be paid promptly after the fourth anniversary of the acquisition. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and was remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. At March 31, 2019, the contingent cash consideration that will be paid as a result of the earnout being achieved was valued at $18.9 million, which is the amount that was paid in the second quarter of 2019. Due to the remeasurement of the Earnout, for the three month periods ended March 31, 2019 and March 31, 2018, the Company recognized increases in other operating expenses of $0.6 million and $0.9 million, respectively. See “Note 8 — Earnings per Share” and “Note 12 — Subsequent Events”.
The following tables set forth the measurement at fair value on a recurring basis of the contingent cash consideration due to the selling unitholders of Cogent related to the Earnout. The liability arose as a result of the acquisition of Cogent and was categorized as a Level 3 liability. Each quarterly period the liability was remeasured based on the probability of achieving the target revenue threshold and weighted average discount rate as discussed below. In the third quarter of 2018, the liability was transferred to Level 2 as the only remaining fair value input was the present value discount.

Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2019

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2019
	(in thousands, unaudited)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$18,868	$—	$18,868
Total	$—	$18,868	$—	$18,868
Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$18,293	$—	$18,293
Total	$—	$18,293	$—	$18,293
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three month period ended March 31, 2018 are as follows:

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of March 31, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at March 31, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$13,763	$(910)	$—	$—	$—	$—	$—	$14,673	$(910)
Total	$13,763	$(910)	$—	$—	$—	$—	$—	$14,673	$(910)
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

Note 5 — Related Parties
At March 31, 2019 and December 31, 2018, the Company had no amounts receivable from or payable to related parties.
Prior to June 2018, the Company subleased airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of less than $0.1 million for the three months ended March 31, 2018.

Note 6 — Loan Facilities
In October 2017, as part of a recapitalization plan, the Company entered into a credit agreement with a syndicate of lenders, who lent a face amount of $350.0 million under a five-year secured term loan facility (“Term Loan Facility”) and provided a three-year secured revolving credit facility (“Revolving Loan Facility”) for $20.0 million, which was undrawn at closing. The Term Loan Facility and the Revolving Loan Facility together are referred to as the “Secured Loan Facilities”. In conjunction with the borrowings under the Secured Loan Facilities, the Company incurred expenses of $11.5 million, consisting of original issue discount of $1.75 million and deferred financing costs of $9.8 million, which have been recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. These costs are being amortized into interest expense over the lives of the obligations. The Company incurred incremental interest expense of $0.6 million related to the amortization of these costs for the three months ended March 31, 2019 and March 31, 2018.
As of March 31, 2019 and December 31, 2018, the Term Loan Facility carrying values were $311.3 million and $319.5 million, respectively, and no amounts were outstanding under the Revolving Loan Facility at either date. The carrying value of the Term Loan Facility, excluding the unamortized debt issuance costs that are presented as a reduction to the debt principal balance, approximated the fair value. As the borrowings are not accounted for at fair value, their fair value is not included in the Company’s fair value hierarchy in “Note 4 — Fair Value of Financial Instruments,” however, had these borrowings been included, they would have been classified in Level 2.
Borrowings under the Secured Loan Facilities bore interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Borrowings under the Secured Loan Facilities had a weighted average interest rate for the three months ended March 31, 2019 and March 31, 2018 of 6.43% and 5.35%, respectively.
The Term Loan Facility required quarterly principal amortization payments of $4.375 million, which began on March 31, 2018 and continued through September 30, 2018. Beginning for the quarter ended December 31, 2018, the Term Loan Facility required quarterly principal amortization payments of $8.75 million (or $35.0 million annually) which would have continued through September 30, 2022, with the remaining balance of the Term Loan Facility due at maturity on October 12, 2022. In addition, beginning for the year ended December 31, 2018, the Company may have been required to make annual repayments of principal on the Term Loan Facility within ninety days of year end of up to 50% (determined based on the net leverage ratio) of its annual excess cash flow as defined in the credit agreement. For the year ended December 31, 2018, based upon the Company’s financial results for 2018 an excess cash flow payment was not required. The Company was also required to repay certain amounts of the Term Loan Facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
During the three months ended March 31, 2019, the Company made mandatory principal payments of $8.8 million. All mandatory repayments of the Term Loan Facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the Term Loan Facility will be permitted. In the event that all or any portion of the Term Loan Facility was prepaid or refinanced or repriced through any amendment prior to April 12, 2019, such prepayment, refinancing, or repricing would have been at 101.0% of the principal amount so prepaid, refinanced or repriced.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company’s borrowings under the revolving loan facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At March 31, 2019, the Company was compliant with all loan covenants.
On April 12, 2019, the Company refinanced the Term Loan Facility with a new term loan B (“New TLB”). Borrowings of $375 million under the New TLB were used to repay in full the outstanding balance of the Term Loan Facility, pay fees and expenses, and provide cash for general corporate purposes. See “Note 12 — Subsequent Events”.

Note 7 — Equity
On March 20, 2019, a dividend of $0.05 per share was paid to stockholders of record on March 6, 2019. Dividends include dividend equivalent payments of $0.3 million, which were paid to holders of restricted stock units for both the three months ended March 31, 2019 and March 31, 2018.
During the three months ended March 31, 2019, the Company repurchased 436,885 common shares through open market transactions at an average price of $26.68, for a total cost of $11.7 million.
During the three months ended March 31, 2019, 1,219,545 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 499,786 shares at an average price of $25.50 per share for a total cost of $12.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the three months ended March 31, 2018, 918,073 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 361,453 shares at an average price of $18.40 per share for a total cost of $6.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
In connection with the acquisition of Cogent, the Company issued 779,454 shares of common stock on the acquisition date, April 1, 2015. In addition, the Company agreed to issue 334,048 shares of common stock shortly after the second or fourth anniversary of the Acquisition if a revenue target was achieved. The revenue target was met in the quarter ended September 30, 2018 and the common stock related to the Earnout will be issued shortly after the fourth anniversary of the acquisition. The fair value of the contingent issuance of common shares was valued on the date of the acquisition at $11.9 million and has been recorded as additional paid in capital in the condensed consolidated statements of financial condition. The par value of the shares will be transferred to common stock in the condensed consolidated statement of financial condition when the Earnout shares are issued to the sellers of Cogent. See “Note 4 — Fair Value of Financial Instruments”, “Note 8 — Earnings per Share” and “Note 12 — Subsequent Events”.

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2019		2018
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$(15,386)		$6,368
Denominator for basic EPS — weighted average number of shares	23,956		29,755
Add — dilutive effect of:
Restricted stock units	—	(1)	444	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	23,956		30,199
Earnings (loss) per share:
Basic EPS	$(0.64)		$0.21
Diluted EPS	$(0.64)		$0.21
Beginning with the quarter ended September 30, 2018, the weighted number of shares and dilutive potential shares include 334,048 shares of common stock that will be issued to certain selling unitholders of Cogent in the second quarter of 2019 as the revenue target related to the Earnout was achieved during the quarter ended September 30, 2018. See “Note 4 — Fair Value of Financial Instruments”, “Note 7 — Equity” and “Note 12 — Subsequent Events”.
________________________
(1) Excludes 1,994,492 and 1,255,997 outstanding restricted stock units that were antidilutive under the treasury stock method for the three months ended March 31, 2019 and March 31, 2018, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units. As a result of the loss in the first quarter of 2019, all unamortized restricted stock units, or 4,053,441 units, were antidilutive in the period. If not for the loss in the period, 657,255 restricted stock units would have been included in the denominator of diluted EPS.

Note 9 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the three months ended March 31, 2019 and 2018 include net charges of $0.7 million and $3.9 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to future taxable income.
Any gain or loss resulting from the translation of deferred taxes for foreign affiliates is included in the foreign currency translation adjustment incorporated as a component of other comprehensive income (loss), net of tax, in the condensed consolidated statements of changes in stockholders’ equity and the condensed consolidated statements of comprehensive income.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of March 31, 2019, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 10 — Leases
The Company leases office space for its operations around the globe. Certain leases include options to renew, which can be exercised at our sole discretion. We determine if a contract contains a lease at contract inception. Operating lease assets represent our right to use the underlying asset and operating lease liabilities represent our obligation to make lease payments. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When determining the lease term, we generally do not include options to renew as it is not reasonably certain at contract inception that we will exercise the option(s). We use the implicit rate when readily determinable and our incremental borrowing rate when the implicit rate is not readily determinable. Our incremental borrowing rate is determined using our secured borrowing rate and giving consideration to the currency and term of the associated lease as appropriate.
The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in our operating lease assets in our condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Straight-lining rent expense creates deferred rent, which is included in operating lease liabilities on the condensed consolidated statement of financial position, and results in differences in the operating lease right-of-use asset and operating lease obligations.
All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 9 years. The Company incurred operating lease cost, excluding property taxes, utilities and other ancillary costs, of $3.8 million for the three months ended March 31, 2019, which is included in occupancy and equipment rental in the condensed consolidated statement of operations.
As of March 31, 2019, the undiscounted aggregate minimum future rental payments are as follows:

(in thousands)
2019 (remainder)	$11,912
2020	13,581
2021	5,180
2022	3,649
2023	3,006
Thereafter	4,821
Total lease payments	$42,149
Less: Interest	(4,253)
Present value of operating lease liabilities	$37,896
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of March 31, 2019
Weighted average remaining lease term in years	3.8
Weighted average discount rate	5.8%
As of December 31, 2018, the approximate aggregate minimum future rental payments required as presented under the historical leasing standard in ASC 840 were as follows (in thousands):

2019	$15,872
2020	13,535
2021	5,153
2022	3,768
2023	3,000
Thereafter	4,629
Total	$45,957

Note 11 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2019, G&Co’s net capital was $15.0 million, which exceeded its requirement by $13.9 million. G&Co’s aggregate indebtedness to net capital ratio was 1.1 to 1 at March 31, 2019. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule. As approved by FINRA in 2018, effective as of January 1, 2109, Greenhill Cogent, LP merged with G&Co, with G&Co being the sole surviving entity. The capital requirements did not change as a result of the merger.
GCI, GCE and the European affiliate of GC LP are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of March 31, 2019, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On April 12, 2019, the Company refinanced its Term Loan Facility and used proceeds of $375.0 million to repay in full the outstanding principal balance of the Term Loan Facility, pay fees and expenses and increase our cash balance.

Borrowings under the New TLB bear interest at LIBOR plus 3.25%. The new TLB requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), beginning September 30, 2019 through March 31, 2024, with the remaining balance of the New TLB due at maturity on April 12, 2024. In addition, beginning for the year ended December 31, 2019, the Company may be required to make annual repayments of principal on the New TLB within ninety days of year end of up to 50% of our annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. The Company is also required to repay certain amounts of the New TLB in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. The Revolving Loan Facility was not refinanced and the amount, interest rate and maturity remain unchanged.
The New TLB and Revolving Loan Facility are both guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The New TLB does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company’s borrowings under the revolving loan facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. As a result of the refinancing, in the second quarter of 2019, the Company will be required to write off certain unamortized deferred financing costs associated with the Term Loan Facility and certain costs associated with the New TLB.
In connection with the refinancing in April 2019, the Board of Directors of the Company increased the remaining amount authorized for future repurchases of common shares under the repurchase plan to $75 million.
On April 24, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on June 19, 2019 to the common stockholders of record on June 5, 2019.
On April 30, 2019, pursuant to the purchase agreement related to the acquisition of Cogent, in consideration for the achievement of the Earnout, the Company issued 334,048 common shares and made a cash payment of $18.9 million. See “Note 4 — Fair Value of Financial Instruments”, “Note 7 — Equity” and “Note 8 — Earnings per Share”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Greenhill”, “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and subsequent Forms 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the various risks outlined under “Risk Factors” in our 2018 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
Over our 22 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent Partners, LP, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil and Spain. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2019, we have recruited 5 additional managing directors to expand our regional reach to Singapore, enhance our efforts in the shareholder advisory area and extend our industry sector expertise in the building products, industrial and insurance areas. As of April 30, 2019 we had 79 client facing managing directors, including those whose recruitment we had announced through that date.
In September 2017, we announced plans for a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our then current equity valuation, existing tax rates and existing opportunities in the credit market. Under that plan, the net proceeds from term loan borrowings and proceeds from the purchase of our common stock by each of our Chairman and Chief Executive Officer were intended to be used to repurchase up to $285.0 million of our common stock (the “Recapitalization”). As of March 31, 2019, we had purchased a total of 11.71 million shares since our September 2017 recapitalization announcement, at an average cost of $22.55 per share, for a total cost of 264.1 million. This represents 93% of the $285 million in share repurchases we set as our objective when we announced our plan.
On April 12, 2019, we refinanced our existing term debt facility and used proceeds of $375.0 million to repay in full the outstanding principal balance of the term debt facility, pay fees and expenses and increase our cash balance (the “Refinancing”). As a result of the Refinancing, we lowered our borrowing rate by 50 basis points to LIBOR plus 3.25%, extended the maturity date of the term loan by eighteen months to April 12, 2024, lowered our annual amortization payments and increased the amounts permitted for dividend payments and repurchases of our common stock. As part of the Refinancing, the amount allowable for share repurchases was increased and we are permitted to make additional share repurchases of up to $75 million. Additionally, beginning in 2020 the amount of repurchases may be further increased subject to our financial performance. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2018 Form 10-K filed with the Securities and Exchange Commission.
Global deal activity in the first three months of 2019 as compared to the same period in the prior year was relatively weak in terms of the number of announced and completed transactions, as well as the volume of announced transactions. The number and volume of announced transactions globally decreased by 25% and 35%, respectively, in the first three months of 2019 versus the same period in the prior year. The number of completed transactions globally decreased by 24%, while the volume of completed transactions increased by 12% due to the presence of larger transactions1. Although announced transaction activity slowed significantly in the first quarter, with equity values back near all-time highs and financing markets reopened, we have seen a rebound in deal activity starting later in the first quarter.
Revenues were $51.2 million in the first quarter of 2019 compared to $87.5 million in the first quarter of 2018, a decrease of $36.3 million or 42%.
We view our operating profit margin as a key measure of operating performance. As a result of our decreased revenues in the first three months of 2019 as compared to the same period in 2018, we generated an operating loss for the three months ended March 31, 2019 of $14.3 million. While we cannot predict our operating profit margin for any future period, our annual operating profit margin has ranged from 18% to 27% over four of the past five calendar years, except for 2017 when it was 3%.
We believe our business performance is best measured over longer periods of time, as we generally experience significant variations in revenues and profits from quarter to quarter. These variations can generally be attributed to the fact that our revenues are typically earned in large amounts upon the successful completion of a transaction or restructuring, the timing of which is uncertain and is not subject to our control. Accordingly, revenues, operating income and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of May 6, 2019.

Results of Operations
Revenues
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
Revenues were $51.2 million in the first quarter of 2019 compared to $87.5 million in the first quarter of 2018, a decrease of $36.3 million or 42%. The decrease principally resulted from a decrease in the size of merger and acquisition transaction completion fees, particularly in Europe, partially offset by a slight increase in transaction announcement fees and capital advisory fees.
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
Our total operating expenses for the first quarter of 2019 were $65.5 million, which compared to $68.5 million of total operating expenses for the first quarter of 2018. The decrease in total operating expenses of $3.0 million, or 4%, resulted from a decrease in our compensation and benefits expenses offset by an increase in non-compensation operating expenses, as described in more detail below.
The following table sets forth information relating to our operating expenses.

	For the Three Months Ended March 31,
	2019	2018
	(in millions, unaudited)
Employee compensation and benefits expenses	$45.1	$49.2
% of revenues	88%	56%
Non-compensation operating expenses	20.4	19.3
% of revenues	40%	22%
Total operating expenses	65.5	68.5
% of revenues	128%	78%
Total operating income (loss)	(14.3)	19.0
Operating profit margin	NM	22%
Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the first quarter of 2019 were $45.1 million as compared to $49.2 million for the first quarter of 2018. The decrease in expense of $4.1 million, or 8%, was principally attributable to lower compensation accruals in line with lower quarterly revenues. The ratio of compensation to revenues increased to 88% for the first quarter of 2019 as compared 56% for the same period in 2018 as result of spreading slightly lower compensation and benefits expenses over significantly lower revenues.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.

Non-Compensation Operating Expenses
Our non-compensation operating expenses were $20.4 million in the first quarter of 2019 compared to $19.3 million in the first quarter of 2018, representing an increase of $1.1 million, or 6%. Non-compensation operating expenses by classification were relatively consistent for the three months ended March 31, 2019 as compared to the same period in 2018, and the increase was principally due to slight increases in foreign exchange losses related to the financing of our foreign investments, recruitment costs, and the reserve for uncollectible accounts.

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

Interest Expense
For the three months ended March 31, 2019, we incurred interest expense of $5.9 million as compared to $5.3 million for the same period in 2018. The increase in interest expense during 2019 related to an increase in our variable borrowing rate due to market rate increases throughout the prior year, partially offset by a decrease in the average outstanding loan amount due to quarterly principal repayments.

The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods. Further, we are required under the term loan facility to make quarterly amortization payments and, if applicable, an annual prepayment based on a calculation of our excess cash flow.

Provision for Income Taxes
For the first quarter of 2019, due to our pre-tax loss we recognized an income tax benefit of $4.7 million, reflecting an effective rate of 24%. This compared to a provision for income taxes for the first quarter of 2018 of $7.4 million.
The provision for income taxes for the three months ended March 31, 2019 and 2018 included charges of $0.7 million and $3.9 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these charges, the effective income tax rates would have been comparable in both periods.

The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity. At March 31, 2019, we had cash and cash equivalents of $80.5 million.
We generate substantially all of our cash from advisory fees. We use our cash primarily for recurring operating expenses, the service of our debt, the repurchase of our common shares under our share repurchase plan, and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt service payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
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

At March 31, 2019, we had advisory fees receivable of $45.4 million, including long-term receivables related to primary capital advisory engagements of $18.0 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. During the first quarter of 2019, we have paid to our employees cash bonuses and accrued benefits of $43.1 million relating to compensation accrued at December 31, 2018. In addition, during the first quarter of 2019, we paid $1.5 million related to income taxes owed principally in the U.S. for the year ended December 31, 2018.
As part of our Recapitalization, in October 2017, we entered into a credit agreement with a syndicate of lenders, who loaned us $350.0 million under a five-year secured term loan B facility (“TLB”) and provided us with a three-year secured revolving credit facility for $20.0 million, which was undrawn at closing and has remained undrawn through March 31, 2019. Borrowings under the TLB bore interest at either the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%. Our borrowing rates during the first three months of 2019 ranged from 6.2% to 6.6%. The TLB required mandatory quarterly principal amortization payments of $4.375 million, which began on March 31, 2018 and continued through September 30, 2018 and of $8.75 million (or $35.0 million annually) which began December 31, 2018 and continued through March 31, 2019. Under the terms of the TLB as of April 12, 2019, we were eligible to repay, refinance or reprice the outstanding principal amount of the loan facility without any incremental premium or other charge. At March 31, 2019, we were compliant with all loan covenants under the credit agreement.
On April 12, 2019, we refinanced the existing TLB and used proceeds of $375.0 million from a new TLB to repay in full the outstanding principal balance of the existing TLB, pay fees and expenses and increase our cash balance. As a result of the refinancing, we lowered our borrowing rate by 50 basis points to LIBOR plus 3.25%, extended the maturity date of the new TLB by eighteen months to April 12, 2024, and lowered our annual amortization payments to 5% per annum, or $4.69 million quarterly, beginning on September 30, 2019 and continuing through March 31, 2024 with the remaining balance due at maturity on April 12, 2024. In addition, the amounts permitted for dividend payments and repurchases of our common stock under the amended credit agreement were increased.
In addition, under the new TLB, beginning for the year ending December 31, 2019, we may be required to make annual repayments of principal on the term loan of up to 50% (determined based on the net leverage ratio) of our excess cash flow as defined in the credit agreement. Since the excess cash flow payment for 2019 is based on our annual financial performance for the year and working capital position at year-end, we are currently not able to estimate the amount of repayment, if any, that may be payable on March 31, 2020. We are also required to repay certain amounts of the new TLB in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
All mandatory repayments of the term loan facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the term loan facility will be permitted. In the event that all or any portion of the term loan facility is prepaid or refinanced or repriced through any amendment prior to April 12, 2020, such repayment, prepayment, refinancing, or repricing will be at 101.0% of the principal amount so repaid, prepaid, refinanced or repriced.
The new TLB and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. We expect to be compliant with all loan covenants in future periods.
The $20.0 million revolving loan facility is still available to use for working capital needs and other general corporate purposes following the refinancing. The amount, interest rate (LIBOR plus 3.75%) and maturity of the revolving loan facility remain unchanged as a result of the refinancing. No scheduled principal payments are required on amounts drawn on the revolving loan facility until the maturity date of that facility in October 2020. Any borrowings under the revolving loan facility may be repaid and reborrowed.
As additional contingent consideration for the purchase of Cogent in April 2015, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock in the future if the Earnout is achieved. Pursuant to the terms of the purchase agreement, the cash payment and the issuance of common shares would occur if our secondary fund placement business achieved a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019). For the two-year period ended March 31, 2017, the revenue generated by our secondary fund placement business was slightly less than revenue target required to achieve the Earnout during the first two-year period. The revenue target was achieved for the two-year period ended March 31, 2019, and the contingent consideration was paid on April 30, 2019.
As a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in December 2017, we calculate the amount of incremental tax owed, if any, on our foreign earnings on a current basis and consequently, we expect that we will be able to repatriate foreign cash without any further tax burden. Subject to any limitations imposed by the Treasury Department, regulations or interpretative rules related to the TCJA, we intend to repatriate our foreign cash subject to our estimated operating needs in our foreign jurisdictions, our needs for additional cash in the U.S. and other global cash management purposes.
As part of the Recapitalization, our Board of Directors provided us with authority to repurchase up to $285.0 million of our common stock. Pursuant to that authority, we repurchased through March 31, 2019 11,712,068 shares of our common stock at an average price of $22.55 per share for a total cost of $264.1 million, including during the first quarter of 2019, 436,885 shares of our common stock at an average price of $26.68 per share, for a total cost of $11.7 million. As part of the refinancing in April 2019, the amount permitted and authorized for future share repurchases was increased to $75 million, or approximately $340 million in aggregate. Additionally, beginning in 2020, the amount of repurchases permitted under our credit agreement may be further increased subject to our financial performance. We intend to continue to implement our repurchase plan through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant.
In addition, for the three months ended March 31, 2019, we were deemed to have repurchased 499,786 shares of our common stock at a price of $25.50 per share, for a total cost of $12.7 million, in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a four to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at April 30, 2019, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $54.5 million (as calculated based upon the closing share price as of April 30, 2019 of $20.71 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $1.9 million remains payable in 2019, $15.8 million will be payable in 2020, $12.0 million will be payable in 2021, $16.8 million will be payable in 2022, $6.6 million will be payable in 2023, $1.2 million will be payable in 2024, and $0.2 million will be payable in 2025. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future share settlement payments with operating cash flow to the extent the amount is less than $25.0 million per year as permitted under the new TLB credit agreement (increased from $20.0 million under the previous TLB credit agreement), we are unable to predict the timing or magnitude of our share repurchases. To the extent we have fully utilized the share repurchase amount permitted under the credit agreement and future share settlement payments are expected to exceed the amount allowable under the credit agreement, we will seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of its long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at April 30, 2019, we estimate payments of $28.6 million over the next five years, of which $2.4 million remains payable in 2019, $12.1 million will be payable in 2020, $7.7 million will be payable in 2021, $4.2 million will be payable in 2022 and $2.1 million will be payable in 2023. We will realize a corporate income tax deduction at the time of payment.
Since the Recapitalization in October 2017, we have made quarterly dividend payments of $0.05 per share. Under the TLB credit agreement, as amended in April 2019, we are permitted to make aggregate annual dividend distributions of up to $10.0 million, with any amounts not distributed in any particular year available for carryover to future years. During 2019, we have declared quarterly dividends of $0.05 per common share payable in March and June 2019. During 2018, we declared dividends of $0.05 per common share payable in March, June, September and December. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement, and other factors as our Board of Directors may deem relevant.
At April 30, 2019, we had cash and cash equivalents of $107.4 million, a TLB principal balance of $375.0 million and there were no drawings under our revolving loan facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. We have invested a portion of our cash in money market funds and other short-term highly liquid investments with original maturities of three months or less, each as permitted under the credit agreement.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, tax obligations, interest and principal payments on our loan facilities, common dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our cash flow will be sufficient to allow us to make timely principal and interest payments under the credit agreement. If we are unable to fund our debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Cash Flows
In the three months ended March 31, 2019, our cash and cash equivalents decreased by $75.9 million from December 31, 2018, net of an increase of $0.9 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $41.7 million from operating activities, which consisted of a use of $0.3 million from operating earnings after giving effect to non-cash items and a net increase in working capital of $41.4 million, principally from the payment of annual bonuses. We used $0.3 million in investing activities to fund equipment purchases. We used $34.8 million in financing activities, including $11.7 million for market repurchases of our common stock, $12.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $8.8 million for the quarterly principal term loan payment and $1.7 million for the payment of dividends.
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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which included the United Kingdom, Europe, and Australia. During the quarter ended March 31, 2019, as compared to the first quarter of 2018, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and the Australian dollar. In aggregate, there was a slight negative impact on our revenues in the first quarter of 2019 as compared to the same period of 2018 as a result of the timing of recognition of foreign revenues. We did not deem the impact significant. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our new TLB bears interest at LIBOR plus 3.25% (prior to the April 2019 refinancing the borrowing rate was the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%). Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of March 31, 2019 and April 30, 2019, we had $319.4 million and $375.0 million of indebtedness outstanding, respectively, all of which bore interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of April 30, 2019, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by approximately $3.7 million.

Critical Accounting Policies and Estimates
Descriptions of our critical accounting policies and estimates, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, are set forth above in “Item 1 — Notes to Condensed Consolidated Financial Statements (unaudited), Note 2 — Summary of Significant Accounting Policies” and are incorporated by reference herein.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the first quarter 2019:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January	313,100	$27.29	313,100	$24,048,912
February	123,785	$25.14	123,785	20,937,520
March	—	$0.00	—	20,937,520
Total	436,885		436,885	$20,937,520
_____________________________________________

(1)
Excludes 499,786 shares we are deemed to have repurchased in the first quarter of 2019 at an average price of $25.50 per share from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	In April 2019, our Board of Directors authorized the repurchase of up to $75,000,000 of our common stock in conjunction with the refinancing of our TLB.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
On April 24, 2019, at the 2019 Annual Meeting of Stockholders of Greenhill & Co., Inc., our stockholders approved the Greenhill & Co., Inc. 2019 Equity Incentive Plan (the “Plan”). A detailed summary of the Plan is set forth in our definitive proxy statement filed with the Securities and Exchange Commission on March 20, 2019. The description of the Plan herein and the summary of the Plan in the proxy statement are qualified in their entirety by reference to the full text of the Plan, which is attached to the proxy statement and referenced in Exhibit 10.1 hereto.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated By-Laws
10.1	Greenhill & Co., Inc. 2019 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 9, 2019

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1