Form 10-Q
period 2019-06-30
GREENHILL & CO INC
filed 2019-08-05
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	GHL	The New York Stock Exchange
As of July 31, 2019, there were 20,388,112 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents ($9.7 million and $3.8 million restricted from use at June 30, 2019 and December 31, 2018, respectively)	$109,720	$156,374
Advisory fees receivable, net of allowance for doubtful accounts of $0.4 million and $0.0 million at June 30, 2019 and December 31, 2018, respectively	43,260	61,793
Other receivables	12,285	2,595
Property and equipment, net of accumulated depreciation of $46.3 million and $45.0 million at June 30, 2019 and December 31, 2018, respectively	6,621	7,185
Operating lease right-of-use asset	31,432	—
Goodwill	205,896	205,922
Deferred tax asset, net	42,995	43,706
Other assets	17,437	8,125
Total assets	$469,646	$485,700
Liabilities and Equity
Compensation payable	$26,438	$56,922
Accounts payable and accrued expenses	13,161	17,167
Current income taxes payable	1,677	7,486
Operating lease obligations	34,295	—
Secured term loan payable	366,481	319,479
Contingent obligation due selling unitholders of Cogent	—	18,293
Deferred tax liability	4,766	3,990
Total liabilities	446,818	423,337
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 46,653,102 and 45,001,788 shares issued as of June 30, 2019 and December 31, 2018, respectively; 20,800,103 and 20,404,996 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	467	450
Restricted stock units	56,911	71,596
Additional paid-in capital	884,646	846,721
Exchangeable shares of subsidiary; 257,156 shares issued as of June 30, 2019 and December 31, 2018; 0 and 32,804 shares outstanding as of June 30, 2019 and December 31, 2018	—	1,958
Retained earnings	32,645	63,427
Accumulated other comprehensive income (loss)	(35,977)	(35,705)
Treasury stock, at cost, par value $0.01 per share; 25,852,999 and 24,596,792 shares as of June 30, 2019 and December 31, 2018, respectively	(915,864)	(886,084)
Stockholders’ equity	22,828	62,363
Total liabilities and equity	$469,646	$485,700

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2019	2018	2019	2018
Revenues
Advisory revenues	$55,585	$88,051	$106,155	$174,820
Investment revenues	499	445	1,124	1,219
Total revenues	56,084	88,496	107,279	176,039
Expenses
Employee compensation and benefits	46,065	48,438	91,127	97,646
Occupancy and equipment rental	5,646	5,508	11,052	10,797
Depreciation and amortization	645	717	1,312	1,480
Information services	2,652	2,652	5,008	4,969
Professional fees	1,926	2,247	4,552	5,170
Travel related expenses	3,363	3,492	6,859	6,797
Other operating expenses	2,155	5,986	7,998	10,708
Total operating expenses	62,452	69,040	127,908	137,567
Total operating income (loss)	(6,368)	19,456	(20,629)	38,472
Interest expense	10,621	5,594	16,472	10,855
Income (loss) before taxes	(16,989)	13,862	(37,101)	27,617
Provision (benefit) for taxes	(4,292)	3,349	(9,018)	10,736
Net income (loss)	$(12,697)	$10,513	$(28,083)	$16,881
Average shares outstanding:
Basic	23,925,310	26,992,652	24,231,448	28,545,545
Diluted	23,925,310	27,921,821	24,231,448	29,224,878
Earnings (loss) per share:
Basic	$(0.53)	$0.39	$(1.16)	$0.59
Diluted	$(0.53)	$0.38	$(1.16)	$0.58

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(12,697)	$10,513	$(28,083)	$16,881
Currency translation adjustment, net of tax	(1,326)	(6,405)	(272)	(7,239)
Comprehensive income (loss)	$(14,023)	$4,108	$(28,355)	$9,642

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock, par value $0.01 per share
Common stock, beginning of the period	$462	$447	$450	$438
Common stock issued	5	1	17	10
Common stock, end of the period	467	448	467	448
Restricted stock units
Restricted stock units, beginning of the period	47,214	54,871	71,596	80,512
Restricted stock units recognized, net of forfeitures	11,656	6,780	21,674	15,243
Restricted stock units delivered	(1,959)	(5,808)	(36,359)	(39,912)
Restricted stock units, end of the period	56,911	55,843	56,911	55,843
Additional paid-in capital
Additional paid-in capital, beginning of the period	880,924	834,692	846,721	800,806
Common stock issued	3,722	5,557	37,925	39,443
Additional paid-in capital, end of the period	884,646	840,249	884,646	840,249
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	1,958	1,958	1,958	1,958
Exchangeable shares of subsidiary delivered	(1,958)	—	(1,958)	—
Exchangeable shares of subsidiary, end of the period	—	1,958	—	1,958
Retained earnings
Retained earnings, beginning of the period, as previously reported	46,695	34,631	63,427	37,595
Cumulative effect of the change in accounting principle related to revenue recognition	—	—	—	(7,645)
Retained earnings, beginning of the period, as adjusted	46,695	34,631	63,427	29,950
Dividends	(1,353)	(1,430)	(2,699)	(3,117)
Net income (loss)	(12,697)	10,513	(28,083)	16,881
Retained earnings, end of the period	32,645	43,714	32,645	43,714
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(34,651)	(23,056)	(35,705)	(22,222)
Currency translation adjustment, net of tax	(1,326)	(6,405)	(272)	(7,239)
Accumulated other comprehensive income (loss), end of the period	(35,977)	(29,461)	(35,977)	(29,461)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(910,485)	(725,538)	(886,084)	(690,785)
Repurchased	(5,379)	(84,648)	(29,780)	(119,401)
Treasury stock, end of the period	(915,864)	(810,186)	(915,864)	(810,186)
Total stockholders’ equity	$22,828	$102,565	$22,828	$102,565

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$(28,083)	$16,881
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	2,336	2,632
Net investment gains	(75)	149
Restricted stock units recognized, net	21,674	15,243
Deferred taxes, net	1,353	6,069
Non-cash portion of loss on refinancing	1,759	—
Loss on fair value of contingent obligation	575	3,591
Loss (gain) on sales of property and equipment	—	(777)
Changes in operating assets and liabilities:
Advisory fees receivable	18,533	(34,655)
Other receivables and assets	(18,926)	(6,789)
Payment of contingent obligation due selling unitholders of Cogent	(5,724)	—
Compensation payable	(30,105)	14,181
Accounts payable and accrued expenses	3,200	(4,292)
Current income taxes payable	(5,809)	2,540
Net cash provided by (used for) operating activities	(39,292)	14,773
Investing activities:
Distributions from investments	—	2
Purchases of property and equipment	(743)	(1,623)
Sales of property and equipment	—	1,357
Net cash used in investing activities	(743)	(264)
Financing activities:
Proceeds from refinancing of secured term loan, net	48,248	—
Repayment of secured term loan	(8,750)	(8,750)
Payment of contingent obligation due selling unitholders of Cogent	(13,144)	—
Dividends paid	(3,076)	(3,117)
Purchase of treasury stock	(29,780)	(119,401)
Net cash used in financing activities	(6,502)	(131,268)
Effect of exchange rate changes	(117)	(1,601)
Net decrease in cash and cash equivalents	(46,654)	(118,360)
Cash and cash equivalents, beginning of the period	156,374	267,646
Cash and cash equivalents, end of the period	$109,720	$149,286
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,851	$11,309
Cash paid for taxes, net of refunds	$5,410	$2,998

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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $5.5 million and $5.6 million as of June 30, 2019 and December 31, 2018, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the six months ended June 30, 2019 and June 30, 2018, the Company recognized $3.2 million and $8.1 million, respectively, of advisory fee revenues that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $1.4 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $3.4 million for the six months ended June 30, 2019 and 2018. Such reimbursements are reported as advisory revenues and operating expenses with no impact to operating income in the condensed consolidated statements of operations.
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
Advisory Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.1 million and $0.3 million for the three month periods ended June 30, 2019 and June 30, 2018, respectively, and $0.4 million and $0.3 million for the six month periods ended June 30, 2019 and June 30, 2018, respectively.
Included in the advisory fees receivable balance at June 30, 2019 and December 31, 2018 were $15.9 million and $20.0 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires the recognition of lease assets and lease liabilities for operating leases, among other changes. The Company adopted this standard on January 1, 2019 utilizing a modified retrospective approach. The Company elected to apply practical expedients provided in the standard that allowed the Company to not reassess whether expired or existing contracts are or contain leases, not reassess lease classification for expired or existing leases (e.g., pre-existing operating leases are classified as operating leases under the new standard), and not reassess initial direct costs for existing leases. The impact of adopting ASU 2016-02 was an increase of $38.1 million to the Company’s assets and liabilities for the operating lease right-of-use assets and operating lease obligations on the condensed consolidated statement of financial condition as of January 1, 2019. Upon adoption, the Company also reclassified $3.2 million of deferred rent from accounts payable and accrued expenses to operating lease obligations on the condensed consolidated statement of financial condition. Differences in the operating lease right-of-use asset and operating lease obligations are due to straight-lining rent expense and the resulting deferred rent. There was no net impact to the condensed consolidated statement of operations.
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
	(unaudited)
Cash	$47,656	$80,400
Cash equivalents	52,377	72,193
Restricted cash - letters of credit	9,687	3,781
Total cash and cash equivalents	$109,720	$156,374
In June 2019, the Company delivered a security deposit in the form of a $5.9 million standby letter of credit to the landlord of a new office lease. Under certain circumstances, the Company will be entitled to periodically reduce the amount of the letter of credit amount down ultimately to approximately $3.5 million from and after the fifth anniversary of the rent commencement. See “Note 10 — Leases”.
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of June 30, 2019, the Company had Level 1 assets measured at fair value. As of December 31, 2018, the Company had Level 1 assets and Level 2 liabilities measured at fair value.

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
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2019

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2019
	(in thousands, unaudited)
Assets
Cash equivalents	$52,377	$—	$—	$52,377
Total	$52,377	$—	$—	$52,377
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Assets
Cash equivalents	$72,193	$—	$—	$72,193
Total	$72,193	$—	$—	$72,193
Liabilities Measured at Fair Value on a Recurring Basis
In connection with the acquisition in April 2015 of Cogent Partners, LP and its affiliates (“Cogent,” now known as the secondary capital advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the “Earnout”). The cash payment and the issuance of common shares related to the Earnout were to be made if secondary capital advisory revenues of $80.0 million or more were earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary capital advisory business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout. The Earnout for the second two year period ended March 31, 2019 was achieved, and in accordance with terms of the purchase agreement, the contingent consideration was paid in April 2019. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and was remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. At June 30, 2019, no contingent cash consideration liability remained after the payment in the second quarter of 2019. Additionally, there was no impact on operating expense subsequent to March 31, 2019 because the liability was recognized in full. Due to the remeasurement of the Earnout, for the three month period ended June 30, 2018, the Company recognized an increase in other operating expenses of $2.7 million. For the six month periods ended June 30, 2019 and June 30, 2018, the Company recognized increases in other operating expenses of $0.6 million and $3.6 million, respectively. See “Note 7 - Equity” and “Note 8 — Earnings per Share”.
The following tables set forth the measurement at fair value on a recurring basis of the contingent cash consideration due to the selling unitholders of Cogent related to the Earnout prior to its settlement in April 2019. The liability arose as a result of the acquisition of Cogent and was categorized as a Level 3 liability. Through March 31, 2019, the liability was remeasured each quarter based on the probability of achieving the target revenue threshold and weighted average discount rate as discussed below. In the third quarter of 2018, the liability was transferred to Level 2 as the only remaining fair value input was the present value discount.

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Liabilities
Contingent obligation due selling unitholders of Cogent	$—	$18,293	$—	$18,293
Total	$—	$18,293	$—	$18,293
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six month periods ended June 30, 2018 are as follows:

	Opening Balance as of April 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$14,673	$(2,681)	$—	$—	$—	$—	$—	$17,354	$(2,681)
Total	$14,673	$(2,681)	$—	$—	$—	$—	$—	$17,354	$(2,681)

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Settlements	Closing Balance as of June 30, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at June 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$13,763	$(3,591)	$—	$—	$—	$—	$—	$17,354	$(3,591)
Total	$13,763	$(3,591)	$—	$—	$—	$—	$—	$17,354	$(3,591)
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

Note 5 — Related Parties
At June 30, 2019 and December 31, 2018, the Company had no amounts receivable from or payable to related parties.

Prior to June 2018, the Company subleased airplane and office space to a firm owned by the Chairman of the Company. The Company recognized rent reimbursements of less than $0.1 million for each of the three and six month periods ended June 30, 2018.

Note 6 — Loan Facilities
In October 2017, as part of a recapitalization plan, the Company entered into a credit agreement with a syndicate of lenders, who lent a face amount of $350.0 million under a five-year secured term loan facility (“2017 Term Loan Facility”) and provided a three-year secured revolving credit facility (“Revolving Loan Facility”) for $20.0 million, which was undrawn at closing. The 2017 Term Loan Facility required quarterly principal amortization payments of $4.375 million beginning March 31, 2018 through September 30, 2018 and thereafter required quarterly principal amortization payments of $8.75 million.
On April 12, 2019, the Company refinanced its 2017 Term Loan Facility. The new principal amount of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”) was used to repay in full the $319.4 million outstanding principal balance of the 2017 Term Loan Facility, pay fees and expenses and resulted in net cash proceeds of $48.3 million, which increased the Company’s cash balance. Under the terms of the 2017 Term Loan Facility, the Company was eligible to repay, refinance or reprice the outstanding principal amount of the loan facility as of April 12, 2019 without any incremental premium or other charge.
Borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25%, which represents a 50 basis point reduction from the applicable borrowing rates of the 2017 Term Loan Facility. Borrowings under the term and revolving loan facilities had a weighted average interest rate for the six months ended June 30, 2019 and June 30, 2018 of 6.08% and 5.55%, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), beginning September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. In addition, beginning for the year ended December 31, 2019, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. The Company is also required to repay certain amounts in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. The Revolving Loan Facility was not refinanced and the amount, interest rate and maturity remained unchanged from the original terms.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company’s borrowings under the Revolving Loan Facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At June 30, 2019, the Company was compliant with all loan covenants.
In conjunction with the refinancing of the 2017 Term Loan Facility in April 2019, the Company incurred fees of $5.7 million, of which $2.7 million has been recorded as deferred financing costs and $3.0 million was expensed. In addition, as a result of the refinancing, $1.8 million of previously deferred fees, or fees in aggregate $4.8 million, were charged to expense and recorded as interest expense in the condensed consolidated statements of operations. The deferred financing costs incurred in connection with the refinancing along with the remaining unamortized costs from the October 2017 borrowings, as of April 2019, of $9.0 million are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition.
The Company incurred incremental interest expense of $0.4 million and $0.6 million related to the amortization of deferred financing costs for the three months ended June 30, 2019 and June 30, 2018, respectively. The Company incurred incremental interest expense of $1.0 million and $1.2 million related to the amortization of such costs for the six months ended June 30, 2019 and June 30, 2018, respectively.
As of June 30, 2019, the Term Loan Facility had a principal balance of $375.0 million and its carrying value was $366.5 million and no amounts were outstanding under the Revolving Loan Facility. At June 30, 2019, the carrying value of the Term Loan Facility, excluding the unamortized debt issuance costs that are presented as a reduction to the debt principal balance, approximated fair value. As the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 — Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.
During the six months ended June 30, 2019, the Company made mandatory principal payments on the Term Loan Facility of $8.8 million. All mandatory repayments of the Term Loan Facility will be applied without penalty or premium. Voluntary prepayments of borrowings under the Term Loan Facility will be permitted. In the event that all or any portion of the Term Loan Facility is prepaid or refinanced or repriced through any amendment prior to April 13, 2020, such prepayment, refinancing, or repricing would be at 101.0% of the principal amount so prepaid, refinanced or repriced.

Note 7 — Equity
On June 19, 2019, a dividend of $0.05 per share was paid to stockholders of record on June 5, 2019. For the six months ended June 30, 2019, total dividend payments of $0.10 per share were paid to stockholders and dividend equivalent payments of $0.6 million were paid to holders of restricted stock units. During the six months ended June 30, 2018, total dividend payments of $0.10 per share were paid to stockholders and dividend equivalent payments of $0.6 million were paid to or accrued for holders of restricted stock units.
During the six months ended June 30, 2019, the Company repurchased 737,190 common shares through open market transactions at an average price of $22.60, for a total cost of $16.7 million. Additionally, during the six months ended June 30, 2019, 1,275,051 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 519,017 shares at an average price of $25.27 per share for a total cost of $13.1 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the six months ended June 30, 2018, the Company repurchased 4,886,382 common shares through a modified Dutch auction tender an open market transactions at an average price of $22.87, for a total cost of $111.8 million. Additionally, during the six months ended June 30, 2018, 1,065,587 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 397,580 shares at an average price of $18.99 per share for a total cost of $7.5 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
In connection with the acquisition of Cogent, the Company issued 779,454 shares of common stock on the acquisition date, April 1, 2015. In addition, the Company agreed to issue 334,048 shares of common stock shortly after the second or fourth anniversary of the Acquisition if a revenue target was achieved. The revenue target was met in the quarter ended September 30, 2018 and the common stock related to the Earnout was issued to the sellers of Cogent in April 2019 shortly after the fourth anniversary of the acquisition date. The fair value of the contingent issuance of common shares was valued on the date of the acquisition at $11.9 million and was recorded as additional paid in capital in the condensed consolidated statements of financial condition. Upon delivery of the shares in April 2019, the par value of the shares was transferred to common stock in the condensed consolidated statement of financial condition. See “Note 4 — Fair Value of Financial Instruments” and “Note 8 — Earnings per Share”.

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$(12,697)		$10,513		$(28,083)		$16,881
Denominator for basic EPS — weighted average number of shares	23,925		26,993		24,231		28,546
Add — dilutive effect of:
Restricted stock units	—	(1)	929	(2)	—	(1)	679	(2)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	23,925		27,922		24,231		29,225
Earnings (loss) per share:
Basic EPS	$(0.53)		$0.39		$(1.16)		$0.59
Diluted EPS	$(0.53)		$0.38		$(1.16)		$0.58

The weighted average number of shares and dilutive potential shares for the three and six months ended June 30, 2019 include 334,048 shares of common stock, which were issued to certain selling unitholders of Cogent in April 2019, due to the achievement of the Earnout for the two year period ended March 31, 2019. Such shares were not included in the weighted average number of shares and dilutive potential shares for the three and six months ended June 30, 2018 because the Earnout had not been achieved during that period. See “Note 4 — Fair Value of Financial Instruments” and “Note 7 — Equity”.
____________________
(1) As a result of the loss in the periods, all unamortized restricted stock units, or 3,526,114 units, were antidilutive in the periods. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of unamortized restricted stock units. If not for the loss in the periods, 190,930 and 407,823 restricted stock units would have been included in the denominators of diluted EPS for the three and six months ended June 30, 2019, respectively.
(2) Excludes 563,778 and 619,235 unamortized restricted stock units that were antidilutive under the treasury stock method for the three and six months ended June 30, 2018, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of unamortized restricted stock units.

Note 9 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the six months ended June 30, 2019 and 2018 include net charges of $0.8 million and $4.4 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
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
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of June 30, 2019, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 10 — Leases
The Company leases office space for its operations around the globe. Certain leases include options to renew, which can be exercised at the Company’s sole discretion. The Company determines if a contract contains a lease at contract inception. Operating lease assets represent the Company’s right to use the underlying asset and operating lease liabilities represent the Company’s obligation to make lease payments. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company generally does not include options to renew as it is not reasonably certain at contract inception that the Company will exercise the option(s). The Company uses the implicit rate when readily determinable and its incremental borrowing rate when the implicit rate is not readily determinable. The Company’s incremental borrowing rate is determined using its secured borrowing rate and giving consideration to the currency and term of the associated lease as appropriate.
The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in operating lease assets in the condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Straight-lining rent expense creates deferred rent, which is included in operating lease liabilities on the condensed consolidated statement of financial position, and results in differences in the operating lease right-of-use asset and operating lease obligations.

On May 16, 2019, the Company entered into a new Office Lease (the “Lease”) for its new principal executive offices in New York, N.Y. Rental payments are scheduled to commence on November 1, 2020 and shall continue for a term of 15 years and 3 months. The Lease is not included in operating lease right-of-use assets and operating lease obligations on the condensed consolidated statement of financial condition as the Company does not yet have the right to use the premises.
All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 15.3 years. The Company incurred operating lease cost, excluding property taxes, utilities and other ancillary costs, of $3.8 million and $7.7 million for the three and six months ended June 30, 2019, respectively, which is included in occupancy and equipment rental in the condensed consolidated statements of operations.
As of June 30, 2019, the undiscounted aggregate minimum future rental payments are as follows:

(in thousands)
2019 (remainder)	$7,890
2020	14,759
2021	12,243
2022	10,712
2023	10,070
Thereafter	98,239
Total lease payments	$153,913
Less: minimum future rental payments for which the lease has not commenced	(115,870)
Total lease payments for which the Company has a right-of use-asset and corresponding liability	38,043
Less: Interest	(3,748)
Present value of operating lease liabilities	$34,295
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of June 30, 2019
Weighted average remaining lease term in years	11.6
Weighted average discount rate	5.8%
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
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2019, G&Co’s net capital was $22.6 million, which exceeded its requirement by $21.0 million. G&Co’s aggregate indebtedness to net capital ratio was 1.1 to 1 at June 30, 2019. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule. As approved by FINRA in 2018, effective as of January 1, 2019, Greenhill Cogent, LP merged with G&Co, with G&Co being the sole surviving entity. The capital requirements did not change as a result of the merger.

GCI, GCE and the European affiliate of GC LP are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of June 30, 2019, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On July 30, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on September 18, 2019 to the common stockholders of record on September 4, 2019.

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
Our revenues are derived from both corporate advisory services related to mergers and acquisitions (or M&A) and financings and restructurings and capital advisory services related to sales or capital raises pertaining to alternative assets. Revenues from corporate advisory are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our advisory fees, we also earn other corporate advisory fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, our global capital advisory group provides capital raising advisory services in the secondary market for alternative assets, where revenues are determined based upon a fixed percentage of the transaction value, and has historically provided capital raising advisory services in the primary market for real estate funds, where revenues are driven primarily by the amount of capital raised.
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
Over our 22 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent Partners, LP, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil and Spain. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2019, we have recruited 6 additional managing directors to expand our regional reach to Singapore, enhance our efforts in the shareholder advisory area and extend our industry sector expertise in the building products, industrial and insurance areas. As of July 31, 2019 we had 80 client facing managing directors, including those whose recruitment we had announced through that date.
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
As of June 30, 2019, we had purchased a total of 12.01 million shares since our September 2017 recapitalization announcement, at an average cost of $22.40 per share, for a total cost of $269.1 million. This represents 79% of the share repurchases we are currently permitted to make after the refinancing of our term debt in April 2019.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2018 Form 10-K filed with the Securities and Exchange Commission.
Global deal activity in the first six months of 2019 as compared to the same period in the prior year was relatively weak in terms of both the number and volume of announced and completed transactions. The number and volume of announced transactions globally decreased by 14% and 20%, respectively, in the first six months of 2019 versus the same period in the prior year. The number and volume of completed transactions globally decreased by 16% and 9%, respectively, in the same period1. Although announced transaction activity slowed significantly in the first half of 2019, we saw a significant increase in terms of announced transactions during the second quarter following the rebound of equity values and the reopening of credit markets.
For the six months ended June 30, 2019, revenues were $107.3 million compared to $176.0 million in 2018, a decrease of $68.7 million, or 39%. The increase in transaction announcements bodes well for significant improvement in revenues in the second half.
We view our operating profit margin as a key measure of operating performance. As a result of our decreased revenues in the first six months of 2019 as compared to the same period in 2018, we generated an operating loss for the six months ended June 30, 2019 of $20.6 million. While we cannot predict our operating profit margin for any future period, our annual operating profit margin has ranged from 18% to 27% over four of the past five calendar years, except for 2017 when it was 3%.
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

1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of August 2, 2019.

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
Revenues were $56.1 million in the second quarter of 2019 compared to $88.5 million in the second quarter of 2018, a decrease of $32.4 million or 37%. The decrease principally resulted from a decrease in the size of merger and acquisition transaction completion fees partially offset by an increase in transaction announcement fees.
For the six months ended June 30, 2019, revenues were $107.3 million compared to $176.0 million in 2018, a decrease of $68.7 million, or 39%. This decrease principally resulted from a decrease in the size of merger and acquisition transaction completion fees, particularly in Europe, partially offset by an increase in transaction announcement fees.
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
Our total operating expenses for the second quarter of 2019 were $62.5 million, which compared to $69.0 million of total operating expenses for the second quarter of 2018. The decrease in total operating expenses of $6.5 million, or 9%, resulted from decreases in both our compensation and benefits expenses and non-compensation operating expenses, as described in more detail below.
For the six months ended June 30, 2019, total operating expenses were $127.9 million, which compared to $137.6 million for the same period in 2018. The decrease in total operating expenses of $9.7 million, or 7%, also resulted from decreases in both our compensation and benefits expenses and non-compensation operating expenses, as described in more detail below.
The following table sets forth information relating to our operating expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, unaudited)
Employee compensation and benefits expenses	$46.1	$48.4	$91.1	$97.6
% of revenues	82%	55%	85%	55%
Non-compensation operating expenses	16.4	20.6	36.8	39.9
% of revenues	29%	23%	34%	23%
Total operating expenses	62.5	69.0	127.9	137.6
% of revenues	111%	78%	119%	78%
Total operating income (loss)	(6.4)	19.5	(20.6)	38.5
Operating profit margin	NM	22%	NM	22%

Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the second quarter of 2019 were $46.1 million as compared to $48.4 million for the second quarter of 2018. The decrease in expense of $2.3 million, or 5%, was principally attributable to lower compensation accruals in line with lower quarterly revenues. The ratio of compensation to revenues was 82% for the second quarter of 2019 compared to 55% for the same period in 2018.
For the six months ended June 30, 2019, our employee compensation and benefits expenses were $91.1 million as compared to $97.6 million in the same period of 2018. The decrease in expense of $6.5 million, or 7%, was principally attributable to lower compensation accruals in line with lower revenues. The ratio of compensation to revenues was 85% for the first six months of 2019 compared to 55% for the same period in 2018.
The increases in the ratio of compensation to revenues increased for both the three and six month periods ended June 30, 2019 as compared the same periods in 2018 resulted from the effect of spreading lower compensation and benefits expenses over significantly lower revenues.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Operating Expenses
Our non-compensation operating expenses were $16.4 million in the second quarter of 2019 compared to $20.6 million in the second quarter of 2018, representing a decrease of $4.2 million, or 20%. The decrease in our non-compensation operating expenses principally resulted from both the absence of a charge in the second quarter of 2019 related to the change in the contingent value of the Cogent earnout, which was paid in April 2019, as compared to a charge of $2.7 million in the second quarter of 2018, and an increase in the amount of foreign exchange gain recognized related to our foreign investments.
For the six months ended June 30, 2019, our non-compensation operating expenses were $36.8 million compared to $39.9 million for the same period in 2018, representing a decrease of $3.1 million or 8%. The decrease in non-compensation operating expenses principally resulted from a charge of $0.6 million in the first six month of 2019 related to the Cogent earnout as compared to a charge of $3.6 million in the first six months of 2018.

Our non-compensation operating expenses can vary as a result of a variety of factors such as changes in headcount, the amount of recruiting and business development activity, the amount of office expansion, the amount of client reimbursed expenses, the impact of currency movements and other factors. Accordingly, the non-compensation operating expenses in any particular period may not be indicative of the non-compensation operating expenses in future periods.

Interest Expense
For the three months ended June 30, 2019, we incurred interest expense of $10.6 million as compared to $5.6 million for the same period in 2018. The increase in interest expense of $5.0 million during the second quarter of 2019 principally resulted from a non-recurring charge of $4.8 million related to the refinancing of our existing term loan facility. The remaining increase relates to an increase in the average outstanding loan amount after the refinancing in April 2019. Our borrowing rate for the three month period ended June 30, 2019 was 5.76%, which was consistent with our borrowing rate in the same period in 2018, as the benefit of our 50 basis point rate reduction from our April 2019 refinancing offset the market rate increases over the past year on our variable borrowing rate.
For the six months ended June 30, 2019, we incurred interest expense of $16.5 million as compared to $10.9 million for the first half of 2018. The increase in interest expense of $5.6 million during the first six months of 2019 principally resulted from the non-recurring charge of $4.8 million related to the write-off of financing costs described above. The remaining increase relates to an increase in our variable borrowing rate due to market rate increases throughout the prior year, partially offset by the 50 basis point rate reduction effective in April 2019 as a result of our refinancing. Our borrowings had weighted average interest rates for the six months ended June 30, 2019 and June 30, 2018 of 6.08% and 5.55%, respectively.

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

Provision for Income Taxes
For the second quarter of 2019, due to our pre-tax loss we recognized an income tax benefit of $4.3 million, reflecting an effective rate of 25%. This compared to a provision for income taxes for the second quarter of 2018 of $3.3 million, which reflected an effective rate of 24%. The increase in our effective tax rate principally resulted from lower earnings from the U.K., which are taxed at a lower rate than the U.S.
For the six months ended June 30, 2019, due to our pre-tax loss we recognized an income tax benefit of $9.0 million, reflecting an effective rate of 24%. This compared to a provision for income taxes of $10.7 million for the same period in 2018. The provision for income taxes for the first half of 2019 and 2018 included charges of $0.8 million and $4.4 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these charges, the effective rate for the period ended June 30, 2019 was higher than the effective rate for the same period in the prior year principally as a result of lower earnings in the U.K.

The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity. At June 30, 2019, we had cash and cash equivalents of $109.7 million.
We generate substantially all of our cash from advisory fees. We use our cash primarily for recurring operating expenses, the service of our debt, the repurchase of our common shares under our share repurchase plan, and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. In addition, we generally make interest payments on our debt on a monthly basis. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt service payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees which were generated through our primary capital advisory engagements and are collected in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At June 30, 2019, we had advisory fees receivable of $43.3 million, including long-term receivables related to primary capital advisory engagements of $15.9 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. During 2019, we have paid to our employees cash bonuses and accrued benefits of $43.1 million relating to compensation accrued at December 31, 2018. In addition, we paid $4.6 million related to income taxes owed principally in the U.S. for the year ended December 31, 2018.
As part of our Recapitalization, in October 2017, we entered into a credit agreement with a syndicate of lenders, who loaned us $350.0 million under a five-year secured term loan B facility (“2017 TLB”) and provided us with a three-year secured revolving credit facility for $20.0 million, which was undrawn at closing and has remained undrawn.
On April 12, 2019, we refinanced the 2017 TLB and used proceeds of $375.0 million from a new 5 year term loan B facility (TLB) to repay in full the outstanding principal balance of the 2017 TLB of $319.4 million and pay fees and expenses. We received net proceeds of $48.3 million from the refinancing. Under the terms of the 2017 TLB we were eligible to repay, refinance or reprice the outstanding principal amount of the loan facility on or after April 12, 2019 without any incremental premium or other charge.
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
The term loan and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At June 30, 2019, we were compliant with all loan covenants under the credit agreement and we expect to be compliant with all loan covenants in future periods.
The $20.0 million revolving loan facility remained available to use for working capital needs and other general corporate purposes following the refinancing. The amount, interest rate (LIBOR plus 3.75%) and maturity of the revolving loan facility remain unchanged as a result of the refinancing. No scheduled principal payments are required on amounts drawn on the revolving loan facility until the maturity date of that facility in October 2020. Any borrowings under the revolving loan facility may be repaid and reborrowed.
As additional contingent consideration for the purchase of Cogent in April 2015, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock if the Earnout was achieved. Pursuant to the terms of the purchase agreement, the cash payment and the issuance of common shares would occur if our secondary fund placement business achieved a revenue target of $80.0 million during either the two-year period ending on the second anniversary of the closing (March 31, 2017) or the two year period ending on the fourth anniversary of the closing (March 31, 2019). For the two-year period ended March 31, 2017, the revenue generated by our secondary fund placement business was slightly less than revenue target required to achieve the Earnout during the first two-year period. The revenue target was achieved for the two-year period ended March 31, 2019, and the contingent consideration was paid and the shares were issued in April 2019.
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
As part of the Recapitalization, our Board of Directors provided us with authority to repurchase up to $285.0 million of our common stock. As part of the refinancing in April 2019, the amount permitted and authorized for future share repurchases was increased to $75 million, or approximately $340 million in aggregate. Pursuant to that authority, we repurchased through June 30, 2019 12,012,373 shares of our common stock at an average price of $22.40 per share for a total cost of $269.1 million, including during the first six months of 2019, 737,190 shares of our common stock at an average price of $22.60 per share, for a total cost of $16.7 million. Additionally, during July 2019, we repurchased 411,991 common shares at an average price of $14.58 per share, for a total cost of $6.0 million. Beginning in 2020, the amount of repurchases permitted under our credit agreement may be further increased subject to our financial performance. We intend to continue to implement our repurchase plan through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant.
In addition, for the six months ended June 30, 2019, we were deemed to have repurchased 519,017 shares of our common stock at a price of $25.27 per share, for a total cost of $13.1 million, in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a four to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at July 31, 2019, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $43.4 million (as calculated based upon the closing share price as of July 31, 2019 of $16.60 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $1.2 million remains payable in 2019, $12.7 million will be payable in 2020, $9.6 million will be payable in 2021, $13.5 million will be payable in 2022, $5.3 million will be payable in 2023, $0.9 million will be payable in 2024, and $0.2 million will be payable in 2025. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future share settlement payments with operating cash flow to the extent the amount is less than $25.0 million per year as permitted under the new TLB credit agreement (increased from $20.0 million under the previous TLB credit agreement), we are unable to predict the timing or magnitude of our share repurchases. To the extent we have fully utilized the share repurchase amount permitted under the credit agreement and future share settlement payments are expected to exceed the amount allowable under the credit agreement, we will seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at July 31, 2019, we estimate payments of $28.2 million over the next five years, of which $2.1 million remains payable in 2019, $12.1 million will be payable in 2020, $7.6 million will be payable in 2021, $4.2 million will be payable in 2022 and $2.2 million will be payable in 2023. We will realize a corporate income tax deduction at the time of payment.
Since the Recapitalization in October 2017, we have made quarterly dividend payments of $0.05 per share. Under the credit agreement, as amended in April 2019, we are permitted to make aggregate annual dividend distributions of up to $10.0 million, with any amounts not distributed in any particular year available for carryover to future years. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement, and other factors as our Board of Directors may deem relevant.
At July 31, 2019, we had cash and cash equivalents of $105.3 million, a term loan principal balance of $375.0 million and there were no drawings under our revolving loan facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. We have invested a portion of our cash in money market funds and other short-term highly liquid investments with original maturities of three months or less, each as permitted under the credit agreement.
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
Cash Flows
In the six months ended June 30, 2019, our cash and cash equivalents decreased by $46.7 million from December 31, 2018, including a decrease of $0.1 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $39.3 million from operating activities, which consisted of a use of $0.5 million from operating earnings after giving effect to non-cash items and a net increase in working capital of $38.8 million, principally from the payment of annual bonuses. We used $0.7 million in investing activities to fund equipment purchases. We used $6.5 million in financing activities, including $16.7 million for open market repurchases of our common stock, $13.1 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $13.1 million for the payment of the contingent obligation due selling unitholders of Cogent (an additional $5.7 million is classified as an operating outflow for a total payment of $18.9 million), $8.8 million for the quarterly principal term loan payment and $3.1 million for the payment of dividends, offset, in part, by net proceeds of $48.3 million from the refinancing of the new TLB.
In the six months ended June 30, 2018, our cash and cash equivalents decreased by $118.4 million from December 31, 2017, including a decrease of $1.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $14.8 million from operating activities, which consisted of $43.8 million from net income after giving effect to non-cash items, offset by a net increase in working capital of $29.0 million, principally from an increase in accounts receivables due to multiple transaction closings late in the second quarter of 2018, partially offset by an increase in compensation payable due to an increase in accrued annual bonuses. We used $0.3 million in investing activities to fund equipment purchases and leasehold improvements. We used $131.3 million in financing activities, including $111.8 million for open market repurchases of our common stock, $7.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $8.8 million for the quarterly principal payments on the secured term loans and $3.1 million for the payment of dividends.

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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which include the United Kingdom, Europe, and Australia. During the six months ended June 30, 2019, as compared to the same period in 2018, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and the Australian dollar. In aggregate, there was a slight negative impact on our revenues in the six months ended June 30, 2019 as compared to the same period in 2018 as a result of the timing of recognition of foreign revenues. We did not deem the impact significant. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our new TLB bears interest at the U.S. prime rate plus 2.25% or LIBOR plus 3.25% (prior to the April 2019 refinancing the borrowing rate was the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%). Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of June 30, 2019, we had $375.0 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of June 30, 2019, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by approximately $3.7 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the second quarter 2019:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
April	—	$0.00	—	$75,000,000
May	300,305	$16.67	300,305	69,994,008
June	—	$0.00	—	69,994,008
Total	300,305		300,305	$69,994,008
_____________________________________________

(1)
Excludes 19,231 shares we are deemed to have repurchased in the second quarter of 2019 at an average price of $19.40 per share from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

(2)	In April 2019, our Board of Directors authorized the repurchase of up to $75,000,000 of our common stock in conjunction with the refinancing of our term loan facility.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
On July 30, 2019, our Board of Directors approved the Amended and Restated Bylaws, which include new provisions for election of directors elected by majority vote in all uncontested elections. The Amended and Restated Bylaws are referenced in Exhibit 3.1 hereto.
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
Dated: August 5, 2019

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1