Form 10-Q
period 2019-09-30
GREENHILL & CO INC
filed 2019-11-07
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019, there were 19,080,845 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents ($9.7 million and $3.8 million restricted from use at September 30, 2019 and December 31, 2018, respectively)	$117,474	$156,374
Advisory fees receivable, net of allowance for doubtful accounts of $0.4 million and $0.0 million at September 30, 2019 and December 31, 2018, respectively	39,725	61,793
Other receivables	5,969	2,595
Property and equipment, net of accumulated depreciation of $46.6 million and $45.0 million at September 30, 2019 and December 31, 2018, respectively	6,359	7,185
Operating lease right-of-use asset	28,127	—
Goodwill	201,968	205,922
Deferred tax asset, net	46,148	43,706
Other assets	13,052	8,125
Total assets	$458,822	$485,700
Liabilities and Equity
Compensation payable	$21,276	$56,922
Accounts payable and accrued expenses	14,242	17,167
Current income taxes payable	1,662	7,486
Operating lease obligations	30,647	—
Secured term loan payable	357,554	319,479
Contingent obligation due selling unitholders of Cogent	—	18,293
Deferred tax liability	5,091	3,990
Total liabilities	430,472	423,337
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 46,755,222 and 45,001,788 shares issued as of September 30, 2019 and December 31, 2018, respectively; 19,759,779 and 20,404,996 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	468	450
Restricted stock units	66,796	71,596
Additional paid-in capital	887,225	846,721
Exchangeable shares of subsidiary; 257,156 shares issued as of September 30, 2019 and December 31, 2018; 0 and 32,804 shares outstanding as of September 30, 2019 and December 31, 2018	—	1,958
Retained earnings	46,231	63,427
Accumulated other comprehensive income (loss)	(40,024)	(35,705)
Treasury stock, at cost, par value $0.01 per share; 26,995,443 and 24,596,792 shares as of September 30, 2019 and December 31, 2018, respectively	(932,346)	(886,084)
Stockholders’ equity	28,350	62,363
Total liabilities and equity	$458,822	$485,700

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2019	2018	2019	2018
Revenues
Advisory revenues	$86,550	$86,495	$192,705	$261,315
Investment revenues	486	308	1,610	1,527
Total revenues	87,036	86,803	194,315	262,842
Expenses
Employee compensation and benefits	43,376	47,409	134,503	145,055
Occupancy and equipment rental	5,608	5,573	16,660	16,370
Depreciation and amortization	632	689	1,944	2,169
Information services	2,501	2,380	7,509	7,349
Professional fees	2,594	2,642	7,146	7,812
Travel related expenses	3,242	3,439	10,101	10,236
Other operating expenses	3,878	3,947	11,876	14,655
Total operating expenses	61,831	66,079	189,739	203,646
Total operating income	25,205	20,724	4,576	59,196
Interest expense	5,731	5,696	22,203	16,551
Income (loss) before taxes	19,474	15,028	(17,627)	42,645
Provision (benefit) for taxes	4,545	3,811	(4,473)	14,547
Net income (loss)	$14,929	$11,217	$(13,154)	$28,098
Average shares outstanding:
Basic	23,546,249	24,870,779	24,202,310	27,503,942
Diluted	23,548,495	26,373,107	24,202,310	28,441,476
Earnings (loss) per share:
Basic	$0.63	$0.45	$(0.54)	$1.02
Diluted	$0.63	$0.43	$(0.54)	$0.99

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$14,929	$11,217	$(13,154)	$28,098
Currency translation adjustment, net of tax	(4,047)	(2,463)	(4,319)	(9,702)
Comprehensive income (loss)	$10,882	$8,754	$(17,473)	$18,396

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock, par value $0.01 per share
Common stock, beginning of the period	$467	$448	$450	$438
Common stock issued	1	1	18	11
Common stock, end of the period	468	449	468	449
Restricted stock units
Restricted stock units, beginning of the period	56,911	55,843	71,596	80,512
Restricted stock units recognized, net of forfeitures	12,636	11,295	34,311	26,538
Restricted stock units delivered	(2,751)	(2,432)	(39,111)	(42,344)
Restricted stock units, end of the period	66,796	64,706	66,796	64,706
Additional paid-in capital
Additional paid-in capital, beginning of the period	884,646	840,249	846,721	800,806
Common stock issued	2,579	2,188	40,504	41,631
Additional paid-in capital, end of the period	887,225	842,437	887,225	842,437
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	—	1,958	1,958	1,958
Exchangeable shares of subsidiary delivered	—	—	(1,958)	—
Exchangeable shares of subsidiary, end of the period	—	1,958	—	1,958
Retained earnings
Retained earnings, beginning of the period, as previously reported	32,645	43,714	63,427	37,595
Cumulative effect of the change in accounting principle related to revenue recognition	—	—	—	(7,645)
Retained earnings, beginning of the period, as adjusted	32,645	43,714	63,427	29,950
Dividends	(1,343)	(1,311)	(4,042)	(4,428)
Net income (loss)	14,929	11,217	(13,154)	28,098
Retained earnings, end of the period	46,231	53,620	46,231	53,620
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(35,977)	(29,461)	(35,705)	(22,222)
Currency translation adjustment, net of tax	(4,047)	(2,463)	(4,319)	(9,702)
Accumulated other comprehensive income (loss), end of the period	(40,024)	(31,924)	(40,024)	(31,924)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(915,864)	(810,186)	(886,084)	(690,785)
Repurchased	(16,482)	(58,385)	(46,262)	(177,786)
Treasury stock, end of the period	(932,346)	(868,571)	(932,346)	(868,571)
Total stockholders’ equity	$28,350	$62,675	$28,350	$62,675

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$(13,154)	$28,098
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	3,417	3,898
Net investment gains	(114)	283
Restricted stock units recognized, net	34,311	26,538
Deferred taxes, net	(268)	6,029
Non-cash portion of loss on refinancing	1,759	—
Loss on fair value of contingent obligation	575	4,022
Loss (gain) on sales of property and equipment	—	(777)
Changes in operating assets and liabilities:
Advisory fees receivable	22,068	(22,523)
Other receivables and assets	(8,425)	(5,429)
Payment of contingent obligation due selling unitholders of Cogent	(5,724)	—
Compensation payable	(35,268)	15,077
Accounts payable and accrued expenses	4,029	(3,186)
Current income taxes payable	(5,824)	3,575
Net cash provided by (used for) operating activities	(2,618)	55,605
Investing activities:
Distributions from investments	239	149
Purchases of property and equipment	(1,202)	(1,738)
Sales of property and equipment	—	1,357
Net cash used in investing activities	(963)	(232)
Financing activities:
Proceeds from refinancing of secured term loan, net	48,248	—
Repayment of secured term loan	(18,125)	(13,125)
Payment of contingent obligation due selling unitholders of Cogent	(13,144)	—
Dividends paid	(4,682)	(3,995)
Purchase of treasury stock	(46,262)	(177,786)
Net cash used in financing activities	(33,965)	(194,906)
Effect of exchange rate changes	(1,354)	(2,717)
Net decrease in cash and cash equivalents	(38,900)	(142,250)
Cash and cash equivalents, beginning of the period	156,374	267,646
Cash and cash equivalents, end of the period	$117,474	$125,396
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,751	$16,480
Cash paid for taxes, net of refunds	$5,134	$3,870

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization

Greenhill & Co., Inc. and subsidiaries (the “Company” or “Greenhill”) is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. The Company acts for clients located throughout the world from our global offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Singapore, Spain, Sweden, and the United Kingdom.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $5.3 million and $5.6 million as of September 30, 2019 and December 31, 2018, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the nine months ended September 30, 2019 and September 30, 2018, the Company recognized $4.4 million and $9.0 million, respectively, of advisory fee revenues that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $1.5 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and $4.0 million and $5.4 million for the nine months ended September 30, 2019 and 2018. Such reimbursements are reported as advisory revenues and operating expenses with no impact to operating income in the condensed consolidated statements of operations.
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
Advisory Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded no bad debt expense in either of the three month periods ended September 30, 2019 and September 30, 2018, respectively, and $0.4 million and $0.3 million for the nine month periods ended September 30, 2019 and September 30, 2018, respectively.
Included in the advisory fees receivable balance at September 30, 2019 and December 31, 2018 were $14.0 million and $20.0 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
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
Accounting Developments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU will change how companies measure credit losses on most financial instruments, including accounts receivable. Companies will be required to estimate lifetime expected credit losses, which is generally expected to result in earlier recognition of credit losses. Based on the Company’s evaluation to date of the standard, the Company does not expect the impact of the future adoption of ASU 2016-13 to be material to the Company’s consolidated financial statements. The standard is effective for the Company on January 1, 2020 under a modified retrospective approach.

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
	(unaudited)
Cash	$54,824	$80,400
Cash equivalents	52,961	72,193
Restricted cash - letters of credit	9,689	3,781
Total cash and cash equivalents	$117,474	$156,374
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

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of September 30, 2019, the Company had Level 1 assets measured at fair value. As of December 31, 2018, the Company had Level 1 assets and Level 2 liabilities measured at fair value.
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
Assets Measured at Fair Value on a Recurring Basis as of September 30, 2019

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2019
	(in thousands, unaudited)
Assets
Cash equivalents	$52,961	$—	$—	$52,961
Total	$52,961	$—	$—	$52,961
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Assets
Cash equivalents	$72,193	$—	$—	$72,193
Total	$72,193	$—	$—	$72,193
Liabilities Measured at Fair Value on a Recurring Basis
In connection with the acquisition in April 2015 of Cogent Partners, LP and its affiliates (“Cogent,” now known as the secondary capital advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the “Earnout”). The cash payment and the issuance of common shares related to the Earnout were to be made if secondary capital advisory revenues of $80.0 million or more were earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary capital advisory business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Cogent earnout. The Earnout for the second two year period ended March 31, 2019 was achieved, and in accordance with terms of the purchase agreement, the contingent consideration was paid in April 2019. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and was remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. In April 2019, the liability was paid in full. Due to the remeasurement of the Earnout, for the three month period ended September 30, 2018, the Company recognized an increase in other operating expenses of $0.4 million. For the nine month periods ended September 30, 2019 and September 30, 2018, the Company recognized increases in other operating expenses of $0.6 million and $4.0 million, respectively. See “Note 7 - Equity” and “Note 8 — Earnings per Share”.
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
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2018 are as follows:

	Opening Balance as of July 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Transfers Out	Closing Balance as of September 30, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$17,354	$(430)	$—	$—	$—	$—	$(17,784)	$—	$—
Total	$17,354	$(430)	$—	$—	$—	$—	$(17,784)	$—	$—

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net Income	Unrealized gains (losses) included in Other Comprehen-sive Income	Purchases	Issues	Sales	Transfers Out	Closing Balance as of September30, 2018	Unrealized gains (losses) for Level 3 liabilities outstanding at September 30, 2018
	(in thousands, unaudited)
Liabilities
Contingent obligation due to selling unitholders of Cogent	$13,763	$(4,021)	$—	$—	$—	$—	$(17,784)	$—	$—
Total	$13,763	$(4,021)	$—	$—	$—	$—	$(17,784)	$—	$—
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

Note 5 — Related Parties
At September 30, 2019 and December 31, 2018, the Company had no amounts receivable from or payable to related parties.

Prior to June 2018, the Company subleased airplane and office space to a firm owned by the then Chairman of the Company. The Company recognized rent reimbursements of less than $0.1 million for each of the three and nine month periods ended September 30, 2018.

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
On April 12, 2019, the Company refinanced its 2017 Term Loan Facility with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”). These borrowings were used to repay in full the $319.4 million outstanding principal balance of the 2017 Term Loan Facility, pay fees and expenses and resulted in net cash proceeds of $48.3 million, which increased the Company’s cash balance. Under the terms of the 2017 Term Loan Facility, the Company was eligible to repay, refinance or reprice the outstanding principal amount of the loan facility as of April 12, 2019 without any incremental premium or other charge.
Borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25%, which represents a 50 basis point reduction from the applicable borrowing rates of the 2017 Term Loan Facility. Borrowings under the term and revolving loan facilities had a weighted average interest rate for the nine months ended September 30, 2019 and September 30, 2018 of 5.87% and 5.65%, respectively.
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
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company’s borrowings under the Revolving Loan Facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At September 30, 2019, the Company was compliant with all loan covenants.
In conjunction with the refinancing of the 2017 Term Loan Facility in April 2019, the Company incurred fees of $5.7 million, of which $2.7 million was recorded as deferred financing costs and $3.0 million was expensed. In addition, as a result of the refinancing, $1.8 million of previously deferred fees, or fees in aggregate $4.8 million, were charged to expense and recorded as interest expense in the condensed consolidated statements of operations. The deferred financing costs incurred in connection with the refinancing along with the remaining unamortized costs from the October 2017 borrowings, as of April 2019, of $9.0 million are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition.
The Company incurred incremental interest expense of $0.4 million and $0.6 million related to the amortization of deferred financing costs for the three months ended September 30, 2019 and September 30, 2018, respectively. The Company incurred incremental interest expense of $1.5 million and $1.7 million related to the amortization of such costs for the nine months ended September 30, 2019 and September 30, 2018, respectively.
As of September 30, 2019, the Term Loan Facility had a principal balance of $365.6 million and its carrying value was $357.6 million and no amounts were outstanding under the Revolving Loan Facility. At September 30, 2019, the carrying value of the Term Loan Facility, excluding the unamortized debt issuance costs that are presented as a reduction to the debt principal balance, approximated fair value. As the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 — Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.
During the nine months ended September 30, 2019, the Company made mandatory principal payments on the 2017 Term Loan Facility of $8.8 million and on the Term Loan Facility of $9.4 million, including the advance payment of the quarterly installment due December 31, 2019. In total, the Company made principal payments of $18.1 million in the nine months ended September 30, 2019. All mandatory repayments of the Term Loan Facility are applied without penalty or premium. Voluntary prepayments of borrowings under the Term Loan Facility are permitted. In the event that all or any portion of the Term Loan Facility is prepaid or refinanced or repriced through any amendment prior to April 13, 2020, such prepayment, refinancing, or repricing would be at 101.0% of the principal amount so prepaid, refinanced or repriced.

Note 7 — Equity
On September 18, 2019, a dividend of $0.05 per share was paid to stockholders of record on September 4, 2019. For the nine months ended September 30, 2019, total dividend payments of $0.15 per share were paid to stockholders and dividend equivalent payments of $1.0 million were paid to or accrued for holders of restricted stock units. During the nine months ended September 30, 2018, total dividend payments of $0.15 per share were paid to stockholders and dividend equivalent payments of $0.8 million were paid to or accrued for holders of restricted stock units.
During the nine months ended September 30, 2019, the Company repurchased 1,841,396 common shares through open market transactions at an average price of $17.70, for a total cost of $32.6 million. Additionally, during the nine months ended September 30, 2019, 1,368,985 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 557,255 shares at an average price of $24.53 per share for a total cost of $13.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the nine months ended September 30, 2018, the Company repurchased 6,810,797 common shares through a modified Dutch auction tender and open market transactions at an average price of $24.85, for a total cost of $169.2 million. Additionally, during the nine months ended September 30, 2018, 1,145,849 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 428,798 shares at an average price of $19.97 per share for a total cost of $8.6 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
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

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$14,929		$11,217		$(13,154)		$28,098
Denominator for basic EPS — weighted average number of shares	23,546		24,871		24,202		27,504
Add — dilutive effect of:
Restricted stock units	2	(1)	1,502	(2)	—	(1)	938	(2)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	23,548		26,373		24,202		28,441
Earnings (loss) per share:
Basic EPS	$0.63		$0.45		$(0.54)		$1.02
Diluted EPS	$0.63		$0.43		$(0.54)		$0.99
The weighted average number of shares for basic EPS for the three and nine months ended September 30, 2019 and 2018 include 334,048 shares of common stock, which were issued to certain selling unitholders of Cogent in April 2019, due to the achievement of the Earnout for the two year period ended March 31, 2019. See “Note 4 — Fair Value of Financial Instruments” and “Note 7 — Equity”.
____________________
(1) As a result of the loss in the year-to-date period, all unamortized restricted stock units, or 3,418,130 units, were antidilutive in the period. The three months ended September 30, 2019 excludes 3,370,991 unamortized restricted stock units that were antidilutive under the treasury stock method, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of unamortized restricted stock units. If not for the loss in the year-to-date period, 317,263 restricted stock units would have been included in the denominator of diluted EPS for the nine months ended September 30, 2019.
(2) Excludes 189,749 and 696,417 unamortized restricted stock units that were antidilutive under the treasury stock method for the three and nine months ended September 30, 2018, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of unamortized restricted stock units.

Note 9 — Income Taxes
The Company is subject to U.S. federal, foreign, state and local corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the nine months ended September 30, 2019 and 2018 include net charges of $1.0 million and $4.3 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
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

As of September 30, 2019, the Company does not expect any material changes in its tax provision related to any current or future audits.

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
All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 15.3 years. The Company incurred operating lease cost, excluding property taxes, utilities and other ancillary costs, of $3.8 million and $11.5 million for the three and nine months ended September 30, 2019, respectively, which is included in occupancy and equipment rental in the condensed consolidated statements of operations.
As of September 30, 2019, the undiscounted aggregate minimum future rental payments are as follows:

(in thousands)
2019 (remainder)	$3,921
2020	14,986
2021	12,471
2022	10,895
2023	10,163
Thereafter	97,466
Total lease payments	$149,902
Less: minimum future rental payments for which the lease has not commenced	(115,870)
Total lease payments for which the Company has a right-of use-asset and corresponding liability	34,032
Less: Interest	(3,385)
Present value of operating lease liabilities	$30,647

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of September 30, 2019
Weighted average remaining lease term in years, including the lease for which the right to use has not commenced	11.8
Weighted average discount rate	5.8%
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
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2019, G&Co’s net capital was $17.6 million, which exceeded its requirement by $16.5 million. G&Co’s aggregate indebtedness to net capital ratio was 0.9 to 1 at September 30, 2019. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule. As approved by FINRA in 2018, effective as of January 1, 2019, Greenhill Cogent, LP merged with G&Co, with G&Co being the sole surviving entity. The capital requirements did not change as a result of the merger.
GCI, GCE and the European affiliate of GC LP are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of September 30, 2019, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On October 24, 2019, the Board of Directors of the Company declared, by unanimous written consent, a quarterly dividend of $0.05 per share. The dividend will be payable on December 18, 2019 to the common stockholders of record on December 4, 2019.

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

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world from our offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Singapore, Spain, Sweden, and the United Kingdom.
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
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown by recruiting talented managing directors and other senior professionals, by acquiring complementary advisory businesses and by training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 16 offices across five continents.
Over our 24 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our 2006 acquisition of Beaufort Partners Limited (now Greenhill Canada) in Canada and our 2010 acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia. Additionally, we expanded the breadth of our advisory services through the hiring of managing directors to focus on financing and restructuring advisory services, and through our acquisition in 2015 of Cogent Partners, LP, which provides advisory services related to the secondary fund placement market. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil, Spain and Singapore. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2019, we have recruited 8 additional client facing managing directors to expand our regional reach to Singapore, enhance our efforts in the shareholder advisory area and extend our industry sector expertise in the building products, industrial and insurance areas. As of October 31, 2019 we had 79 client facing managing directors, including those whose recruitment we had announced through that date.
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
On April 12, 2019, we refinanced our existing term debt facility and used proceeds of $375.0 million to repay in full the outstanding principal balance of the term debt facility, pay fees and expenses and increase our cash balance (the “Refinancing”). As a result of the Refinancing, we lowered our borrowing rate by 50 basis points to LIBOR plus 3.25%, extended the maturity date of the term loan by eighteen months to April 12, 2024, lowered our annual amortization payments and increased the amounts permitted for dividend payments and repurchases of our common stock. As part of the Refinancing, the amount allowable for share repurchases was increased and we are permitted to make additional share repurchases of up to $75.0 million, or $339.1 million in aggregate, since the announcement of the Recapitalization. Additionally, beginning in 2020 the amount of repurchases may be further increased subject to our financial performance.
As of September 30, 2019, we had purchased a total of 13.1 million shares since our September 2017 recapitalization announcement, at an average cost of $21.73 per share, for a total cost of $285.0 million. This represents 84% of the share repurchases we are currently permitted to make after the Refinancing.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Business Environment
Economic and global financial market conditions can materially affect our financial performance. See “Risk Factors” in our 2018 Form 10-K filed with the Securities and Exchange Commission.
Global deal activity in the first nine months of 2019 as compared to the same period in the prior year was relatively weak in terms of both the number and volume of announced and completed transactions. The number and volume of announced transactions globally decreased by 10% and 19%, respectively, in the first nine months of 2019 versus the same period in the prior year. The number and volume of completed transactions globally decreased by 11% and 2%, respectively, in the same period1. Although announced transaction activity is down from last year, we continue to see the environment for M&A activity as reasonably good in most of the jurisdictions in which we operate.
For the nine months ended September 30, 2019, revenues were $194.3 million compared to $262.8 million in 2018, a decrease of $68.5 million, or 26%.
We view our operating profit margin as a key measure of operating performance. As a result of our decreased revenues in the first nine months of 2019 as compared to the same period in 2018, our operating income for the nine months ended September 30, 2019 declined to $4.6 million, representing an operating profit margin of 2%, as compared to operating income of $59.2 million, or 23%, for the nine months ended September 30, 2018. While we cannot predict our operating profit margin for any future period, our annual operating profit margin has ranged from 18% to 27% over four of the past five calendar years, except for 2017 when it was 3%.
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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of October 16, 2019.

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
Revenues were $87.0 million in the third quarter of 2019 compared to $86.8 million in the third quarter of 2018, an increase of $0.2 million. For the third quarter of 2019 as compared to the same period in 2018, an increase in transaction completion fees and retainer fees was offset by a decline in capital advisory fees.
For the nine months ended September 30, 2019, revenues were $194.3 million compared to $262.8 million in 2018, a decrease of $68.5 million, or 26%. This decrease principally resulted from a decrease in the size of merger and acquisition transaction completion fees, particularly in Europe, and capital advisory fees, partially offset by an increase in transaction announcement fees.
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
Our total operating expenses for the third quarter of 2019 were $61.8 million, which compared to $66.1 million of total operating expenses for the third quarter of 2018. The decrease in total operating expenses of $4.3 million, or 6%, principally resulted from a decrease in our compensation and benefits expenses, as described in more detail below. Our operating profit margin was 29% for the third quarter of 2019 as compared to 24% for the same period in 2018.
For the nine months ended September 30, 2019, total operating expenses were $189.7 million, which compared to $203.6 million for the same period in 2018. The decrease in total operating expenses of $13.9 million, or 7%, resulted from decreases in both our compensation and benefits expenses and non-compensation operating expenses, as described in more detail below. Our operating profit margin was 2% for the year to date period in 2019 as compared to 23% for the same period in 2018.
The following table sets forth information relating to our operating expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, unaudited)
Employee compensation and benefits expenses	$43.4	$47.4	$134.5	$145.1
% of revenues	50%	55%	69%	55%
Non-compensation operating expenses	18.5	18.7	55.2	58.6
% of revenues	21%	22%	28%	22%
Total operating expenses	61.8	66.1	189.7	203.6
% of revenues	71%	76%	98%	77%
Total operating income	25.2	20.7	4.6	59.2
Operating profit margin	29%	24%	2%	23%

Compensation and Benefits Expenses
Our employee compensation and benefits expenses in the third quarter of 2019 were $43.4 million, which reflected a 50% ratio of compensation to revenues. For the third quarter of 2019, compensation and benefits expense decreased $4.0 million compared to $47.4 million for the third quarter of 2018, which reflected a 55% ratio of compensation to revenues. The decrease in expense was principally attributable to a reduction in the amount of accrued year-end bonuses in line with lower year to date revenues. The ratio of compensation to revenues for the three month period ended September 30, 2019 as compared to the same period in 2018 was set lower to further reduce the year to date ratio.
For the nine months ended September 30, 2019, our employee compensation and benefits expenses were $134.5 million, which reflected a 69% ratio of compensation to revenues. This amount compared to $145.1 million in the same period of 2018, which reflected a 55% ratio of compensation to revenues. The decrease in expense of $10.6 million, or 7%, was principally attributable to lower compensation in line with lower year to date revenues. The increase in the ratio of compensation to revenues for the nine month period in 2019 as compared to the same period in 2018 resulted from the effect of spreading lower compensation and benefits expenses over significantly lower revenues.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Operating Expenses
For the three months ended September 30, 2019, our non-compensation operating expenses of $18.5 million were slightly lower than the $18.7 million in the third quarter of 2018. Non-compensation operating expenses for the third quarter of 2018 included a charge of $0.4 million related to the change in the contingent value of the Cogent earnout, which was paid in April 2019.
For the nine months ended September 30, 2019, our non-compensation operating expenses were $55.2 million compared to $58.6 million for the same period in 2018, representing a decrease of $3.4 million or 6%. The decrease in non-compensation operating expenses principally resulted from a charge of $0.6 million in the first nine months of 2019 related to the Cogent earnout as compared to a charge of $4.0 million in the first nine months of 2018.

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

Interest Expense
For each of the three month periods ended September 30, 2019 and 2018, we incurred interest expense of $5.7 million. For the three months ended September 30, 2019 as compared to the same period in 2018, a lower borrowing rate principally due to the refinancing of our term loan facility in April 2019 was offset by an increase in the average outstanding loan amount.
For the nine months ended September 30, 2019, we incurred interest expense of $22.2 million as compared to $16.6 million for the same period in 2018. The increase in interest expense of $5.6 million during the first nine months of 2019 was principally due to a non-recurring charge of $4.8 million related to the refinancing of the term loan facility. The remaining increase relates to both an increase in our average outstanding loan amount after the refinancing in April 2019 and slightly higher average market borrowing rates.

The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods.

Provision for Income Taxes
For the third quarter of 2019, the provision for income taxes was $4.5 million, reflecting an effective rate of 23%. This compared to a provision for income taxes for the third quarter of 2018 of $3.8 million, which reflected an effective rate of 25%. The decrease in the effective tax rate related to an increase in earnings from lower tax jurisdictions in the third quarter of 2019 as compared to the same period in the prior year.
For the nine months ended September 30, 2019, due to our pre-tax loss we recognized an income tax benefit of $4.5 million, reflecting an effective rate of 25%. This compared to a provision for income taxes for the same period in 2018 of $14.5 million, reflecting an effective rate of 34%. Excluding a charge of $4.3 million for the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting, the provision for income taxes for the nine months ended September 30, 2018 would have been $10.2 million, reflecting an effective tax rate of 24%.

The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments which are expected to provide liquidity. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At September 30, 2019, we had cash and cash equivalents of $117.5 million.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in February of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. In general, we collect our accounts receivable within 60 days, except for fees which were generated through our primary capital advisory engagements and are collected in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2019, we had advisory fees receivable of $39.7 million, including long-term receivables related to primary capital advisory engagements of $14.0 million.
Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. During 2019, we have paid to our employees cash bonuses and accrued benefits of $46.1 million relating to compensation accrued at December 31, 2018. In addition, we paid $4.7 million related to income taxes owed principally in the U.S. for the year ended December 31, 2018.
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
As a result of the refinancing, we lowered our borrowing rate by 50 basis points to LIBOR plus 3.25%, extended the maturity date of the new TLB by eighteen months to April 12, 2024, and lowered our annual amortization payments to 5% per annum, or $4.7 million quarterly. In addition, the amounts permitted for dividend payments and repurchases of our common stock under the amended credit agreement were increased.
The new TLB requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), which began on September 30, 2019 and continue through March 31, 2024 with the remaining balance due at maturity on April 12, 2024. During the quarter ended September 30, 2019, we made principal payments on the new TLM of $9.4 million, which consisted of the first quarterly installment of $4.7 million due in September 2019 and the advance payment of the next quarterly installment due in December 2019. As of September 30, 2019, the new TLB had a principal balance of $365.6 million. In addition, under the new TLB, beginning for the year ending December 31, 2019, we may be required to make annual repayments of principal on the term loan of up to 50% (determined based on the net leverage ratio) of our excess cash flow as defined in the credit agreement. Since the excess cash flow payment for 2019 is based on our annual financial performance for the year and working capital position at year-end, we are currently not able to estimate the amount of repayment, if any, that may be payable on March 31, 2020. We are also required to repay certain amounts of the term loan facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
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
The term loan and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The term loan facility does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At September 30, 2019, we were compliant with all loan covenants under the credit agreement and we expect to be compliant with all loan covenants in future periods.
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
As a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in December 2017, we calculate and pay the amount of incremental tax owed, if any, on our foreign earnings on a current basis and consequently, we can repatriate foreign cash with minimal or no incremental tax burden. Subject to any limitations imposed by the Treasury Department, regulations or interpretative rules related to the TCJA, we intend to repatriate our foreign cash subject to our estimated operating needs in our foreign jurisdictions, our needs for additional cash in the U.S. and other global cash management purposes.
As part of the Recapitalization, our Board of Directors provided us with authority to repurchase up to $285.0 million of our common stock. As part of the refinancing in April 2019, the amount permitted and authorized for future share repurchases was increased to $339.1 million, or by $75.0 million from the amount that we had repurchased in advance of the refinancing. During the first nine months of 2019, we have repurchased 1,841,396 shares of our common stock at an average price of $17.70 per share, for a total cost of $32.6 million. Additionally, during October 2019, we repurchased 687,414 common shares at an average price of $14.52 per share, for a total cost of $10.0 million. At October 31, 2019, since the commencement of our repurchase plan we have repurchased 13,803,993 common shares at an average price of $21.37 per share for a total cost of $295.0 million, which represents 87% of the repurchases authorized, and we have remaining authorization under our share repurchase plan of $44.1 million. Beginning in 2020, the amount of repurchases permitted under our credit agreement may be further increased subject to our financial performance. We intend to continue to implement our repurchase plan through various means, which could include one or more of the following: open market purchases (including pursuant to 10b5-1 plans), tender offers, privately negotiated transactions and/or accelerated share repurchases. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant.

In addition, for the nine months ended September 30, 2019, we were deemed to have repurchased 557,255 shares of our common stock at a price of $24.53 per share, for a total cost of $13.7 million, in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a four to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at October 31, 2019, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $44.9 million (as calculated based upon the closing share price as of October 31, 2019 of $16.20 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $0.5 million remains payable in 2019, $12.4 million will be payable in 2020, $10.1 million will be payable in 2021, $14.0 million will be payable in 2022, $6.0 million will be payable in 2023, $1.7 million will be payable in 2024, and $0.2 million will be payable in 2025. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future share settlement payments with operating cash flow to the extent the amount is less than $25.0 million per year as permitted under the new TLB credit agreement (increased from $20.0 million under the previous TLB credit agreement), we are unable to predict the timing or magnitude of our share repurchases. To the extent we have fully utilized the share repurchase amount permitted under the credit agreement and future share settlement payments are expected to exceed the amount allowable under the credit agreement, we will seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at October 31, 2019, we estimate payments of $25.0 million over the next five years, of which $0.3 million remains payable in 2019, $12.7 million will be payable in 2020, $7.7 million will be payable in 2021, $2.9 million will be payable in 2022, $1.4 million will be payable in 2023 and less than $0.1 million will be payable in 2024 and after. We will realize a corporate income tax deduction at the time of payment.
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

Cash Flows
In the nine months ended September 30, 2019, our cash and cash equivalents decreased by $38.9 million from December 31, 2018, including a decrease of $1.4 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $2.6 million in operating activities, which consisted of $26.5 million from operating earnings after giving effect to non-cash items, offset by a net increase in working capital of $29.1 million, principally from the payment of annual bonuses. We used $1.0 million in investing activities to fund equipment purchases. We used $34.0 million in financing activities, including $32.6 million for open market repurchases of our common stock, $13.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $13.1 million for the payment of the contingent obligation due selling unitholders of Cogent (an additional $5.7 million is classified as an operating outflow for a total payment of $18.9 million), $18.1 million for the quarterly principal term loan payments (including the advance payment of $4.7 million for the quarterly installment due in December 2019) and $4.7 million for the payment of dividends, offset, in part, by net proceeds of $48.3 million from the refinancing of the new TLB.
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
In addition, the reported amounts of our advisory revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which include the United Kingdom, Europe, and Australia. During the nine months ended September 30, 2019, as compared to the same period in 2018, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and the Australian dollar. In aggregate, there was a slight negative impact on our revenues in the nine months ended September 30, 2019 as compared to the same period in 2018 as a result of the timing of recognition of foreign revenues. We did not deem the impact significant. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. prime rate plus 2.25% or LIBOR plus 3.25% (prior to the April 2019 refinancing the borrowing rate was the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%). Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of September 30, 2019, we had $365.6 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of September 30, 2019, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by approximately $3.7 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the third quarter 2019:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July	411,991	$14.58	411,991	$63,985,910
August	692,215	$14.34	692,215	54,062,662
September	—	$0.00	—	54,062,662
Total	1,104,206		1,104,206	$54,062,662
_____________________________________________

(1)
Excludes 38,238 shares we are deemed to have repurchased in the third quarter of 2019 at an average price of $14.39 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.

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
Dated: November 7, 2019

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

II-1