Form 10-K
period 2019-12-31
GREENHILL & CO INC
filed 2020-03-02
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-32147
______________________________________________________________________________
GREENHILL & CO., INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0500737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Park Avenue New York, New York	10022 (ZIP Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (212) 389-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	GHL	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019, was approximately $224 million. The registrant has no non-voting stock. As of February 20, 2020, there were 18,771,782 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2020 annual meeting of stockholders to be held on April 23, 2020 are incorporated by reference in response to Part III of this Report.

PART I
When we use the terms “Greenhill”, “we”, “us”, “our”, “the Company”, and “the Firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries.

Item 1.  Business
Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Singapore, Spain, Sweden and the United Kingdom.
At Greenhill, we are singularly focused on providing conflict-free advice to clients on a wide variety of complex financial matters, using our global resources to provide a combination of transaction experience, industry sector expertise and knowledge of relevant regional markets. We work seamlessly across offices and markets to provide the highest caliber advice and services to our clients.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Greenhill was formed as a limited liability company and converted to a Delaware corporation in 2004 at the time of our IPO. Since our founding, Greenhill has grown significantly, by recruiting talented managing directors and other senior professionals, acquiring complementary advisory businesses and training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring, and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 16 offices across five continents.
As of December 31, 2019, we had 405 employees globally. At that date, we had 79 client facing managing directors, including those whose hiring we had announced.
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

•Advising clients is our only business. We do not engage in investing, trading, lending, underwriting, research or investment management businesses. Our clients’ interests are our sole priority.

•We provide unbiased, conflict-free advice. We have no products or additional services to cross-sell and, thus, no inherent conflicts of interest. We also have no lending, prime brokerage or other relationships with activist investors.

•We maintain the highest levels of confidentiality. Our advisory-only business model and minimal conflicts enable us to maintain greater client confidentiality.

•Senior level attention is fundamental to our model. Our managing directors, who are seasoned professionals with both transaction expertise and sector and regional knowledge, are actively engaged in our client mandates from origination through execution and closing.

•We offer a collaborative approach to global client service. Our professionals around the globe work together on a fully-integrated, one-firm, one-team approach to advance the interests of our clients.
We provide comprehensive financial advisory services primarily in connection with mergers and acquisitions, divestitures, restructurings, financings, capital raising and other similar transactions. We also provide advice in connection with shareholder defense preparedness, activist investor response strategies and other critical strategic matters. For all of our advisory services, we draw on the extensive experience, senior relationships and industry expertise of our managing directors and senior advisors.

Mergers and Acquisitions. On merger and acquisition engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, divestitures, spin-offs and other strategic transactions, through all stages of a transaction’s life cycle, from initial structuring and negotiation to final execution. Our focus is on providing high-quality, unbiased advice to senior executive management teams, boards of directors and special committees of prominent large and mid-cap companies and to key decision makers at governments and at large institutions on transactions that typically are of the highest strategic and financial importance to our clients. We have specialists in nearly every significant industry sector who work closely with our transaction and regional specialists to provide the highest quality advice and transaction execution. In addition to merger and acquisition transactions, we advise clients on a full range of critical strategic matters, including activist shareholder defense, special committee projects, licensing deals and joint ventures. We provide advice on valuation, negotiation tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, as well as financing alternatives. In appropriate situations, we also provide fairness opinions with regard to merger and acquisition transactions.
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
Revenues
Our revenues are derived from both corporate advisory services related to mergers and acquisitions (M&A), financings and restructurings and capital advisory services related to sales or capital raises pertaining to alternative assets. Revenues from corporate advisory are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory, and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, we generate capital advisory revenues from sales of alternative assets in the secondary market and from capital raises.
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
As of December 31, 2019, Greenhill employed a total of 405 people, of which 240 were located in our offices in North America, 105 were based in our European offices, and 60 in the rest of the world. The vast majority of our accounting, operational and administrative employees are located in the United States. We strive to maintain a work environment that fosters collegiality, teamwork, professionalism, excellence, diversity and collaboration among our employees worldwide. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.

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
The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are global and regional integrated banking firms, mid-sized full service financial firms, other independent financial services firms and specialized financial advisory firms. We compete with some of our competitors globally and with others on a regional, product, industry or niche basis. We compete on the basis of a number of factors, including the quality of our advice and service, our range of sector expertise, strength of relationships, innovation, reputation and price.
The global and regional integrated banking firms offer a wider range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and corporate finance and securities underwriting services, which may enhance their competitive position. They also have the ability to support their investment banking operations with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our business. In addition to our larger and mid-sized full service competitors, we compete with a number of independent investment banks, which offer independent advisory services on a model similar to ours. A few of the independent banks with whom we compete are larger and have greater general and industry-specific coverage resources.
We believe our primary competitors in securing mergers and acquisitions and financing advisory engagements are large, diversified financial institutions including Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group AG, Deutsche Bank AG, Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, and UBS AG, as well as other publicly listed investment banking firms such as Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd., Moelis & Co. and PJT Partners, and certain closely held boutique firms. Advisory services in restructuring and bankruptcy situations tend to be highly specialized, and we believe our primary competitors to be Evercore Partners, Inc., Houlihan Lokey, Inc., Lazard Ltd., Moelis & Co., PJT Partners Inc. and many closely held boutique firms. We believe our primary competitors in our capital advisory business are Credit Suisse Group AG, Evercore Partners, Inc., Lazard Ltd., Park Hill Group LLC (part of PJT Partners Inc.), UBS AG and many other closely held boutique firms.
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
Certain of our operations are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. Our activities are subject to financial markets regulation in the following jurisdictions:

United States
In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws and the protection of investors who invest in Greenhill. Greenhill & Co., LLC (“G&Co LLC”) is a wholly-owned subsidiary of Greenhill through which we conduct our U.S. advisory business. It is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing conduct, and examines the activities, of its member firms, such as G&Co LLC. State and local securities regulators also have regulatory oversight authority over G&Co LLC.
Broker-dealers are subject to regulations that cover all aspects of the securities business. Our business model is exclusively focused on providing strategic advice to clients and we do not hold customer funds or securities, or carry on research, securities trading, lending or underwriting activities. While this means that certain broker-dealer regulations, such as those pertaining to the use and safekeeping of customers’ funds and securities and the financing of customers’ purchases, may not be applicable to us, we remain subject to other applicable broker-dealer regulations, including regulatory capital levels, record keeping and reporting requirements, and the conduct and qualifications of officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, G&Co LLC is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant portion of a broker-dealer’s assets be retained in liquid financial instruments relative to the amount of its liabilities. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
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
As a result of the U.K.’s departure from the European Union and its potential impact on the structure of our European operations, we incorporated a new German entity in 2019 and submitted an application to BaFin to provide investment banking services throughout the EU from our offices in Frankfurt, Madrid, and our proposed new operations in Paris. We have received approval of our application from BaFin and subject to other requisite approvals we will seek to provide investment banking services from our offices in Frankfurt, Madrid and our new operations in Paris, prior to the expiration of the UK's transition period.
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
Hong Kong
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
Singapore
Greenhill & Co. Asia (Singapore) PTE. LTD., a wholly-owned Singapore subsidiary, is regulated by the Monetary Authority of Singapore (“MAS”) and licensed under the Securities and Futures Act to conduct the regulated activities of dealing in capital markets products and advising on corporate finance. The compliance requirements in relation to the capital markets services license include, among other things, capital adequacy, business conduct rules, periodic reporting requirements and ensuring representatives are fit and proper to carry out the regulated activities.
Our business may also be subject to regulation by other governmental and regulatory bodies and self-regulatory authorities in other countries where Greenhill operates or conducts business.
Anti-money laundering, Sanctions and Bribery Legislation
Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain, and require registration with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”), where we are registered. In addition, pursuant to the USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations, as a “financial institution,” we have established and maintain an anti-money-laundering program.
In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the Treasury Department’s Office of Foreign Assets Control, or OFAC, publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Similar restrictions have been issued in the U.K. by HM Treasury. We are prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.
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
Data Privacy
As part of our business we routinely receive sensitive and confidential information from our clients. We also collect personal information from our prospective and current employees, as permitted by employment laws and regulation. As a result, we are subject to the laws and regulations in relation to privacy of the U.S. federal and state governments, non-U.S. governments, their agencies and self-regulatory organizations, such as the E.U.’s new data privacy and security framework titled the General Data Protection Regulations (the “GDPR”), and the California Consumer Privacy Act (“CCPA”).
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
Our ability to retain our managing directors and other professionals is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left Greenhill in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director would have on our business. The departure or other loss of a number of our managing directors could materially adversely affect our ability to secure and successfully complete engagements, which could materially adversely affect our results of operations.
In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services, or some of our managing directors or other professionals could choose to follow the departing managing director in joining an existing competitor or forming a competing company. Although we have entered into non-competition agreements with our managing directors, the restriction period in many of the agreements does not exceed three to six months, and there is no guarantee that these agreements are sufficiently broad or effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under these agreements. Further, certain states in which we operate, such as California, have laws that limit the enforceability of non-compete agreements. If additional states adopt similar regulation, it may further limit our ability to prevent our managing directors from joining our competitors.
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
Our engagements are singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period
We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any future period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement or closing, and the timing of these milestones is outside our control. Extended regulatory and other delays in the closing of announced transactions can create increased volatility in our revenues from period to period, since the largest portion of our fees is typically paid upon closing. Further, a transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. In cases where an engagement is terminated prior to the successful completion of a transaction or project, whether due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.
A high percentage of our revenues is derived from a small number of clients, and the termination of any one engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 35% of our total revenues in 2019 and 34% in 2018. In 2019, there was one client that accounted for approximately 11% of revenues (advice to Total System Services, Inc. (TSYS) on its merger with Global Payments Inc.). There was no single client in 2018 that represented greater than 10% of our revenues. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions on which we are advising can be significant.
We generate a substantial portion of our revenues from our services in connection with mergers and acquisitions; in the event of a decline in merger and acquisition activity, it is unlikely we could offset lower revenues with revenues from other services
The large majority of our bankers are focused on covering clients in the context of providing merger and acquisition advisory services and those activities generate a substantial portion of our revenues. In the event of a decline in merger and acquisition activity, we may seek to generate greater business from our financing advisory and restructuring and/or capital advisory services. However, it is unlikely that we will be able to completely offset lower revenues from our merger and acquisition activities with revenues generated from either financing advisory and restructuring or capital advisory assignments. Both our financing advisory and restructuring business, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, and our capital advisory business, which primarily advises on secondary transactions for alternative assets, are smaller than our mergers and acquisitions advisory business, and we expect that they will remain that way for the foreseeable future.
If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring services is at a low level, our financial advisory and restructuring business could suffer
We provide various financing advisory and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring advisory services entails the risk that the transaction will be unsuccessful, takes considerable time and can be subject to a bankruptcy court’s discretionary power to disallow or discount our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services is at a low level, our financing advisory and restructuring business would likely be adversely affected.
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
Our business may be adversely affected by difficult market conditions and a decline in transaction activity
Adverse market or economic conditions may affect the number, size and timing of transactions on which we provide advice and therefore adversely affect our advisory fees. Furthermore, rapid increases in equity valuations, the uncertainty of available credit and the volatility of equity markets can adversely affect the size, volume and timing of, as well as the ability of our clients to successfully complete merger and acquisition transactions, which can also adversely affect our advisory business. Furthermore, market volatility also affects our clients’ ability and willingness to engage in stock-for-stock transactions.
While we operate in North America, Europe, Australia, Asia and South America, our operations in the United States and Europe have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in these locations.
We face strong competition from far larger firms and other independent firms, which could adversely affect our market share of the advisory business
The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors across the U.S. and internationally, including the quality of our advice and service, our range of sector expertise, strength of relationships, innovation, reputation and price. We may experience pricing pressures in the future if some of our competitors seek to obtain market share by reducing prices. We are a relatively small investment bank, with 405 employees as of December 31, 2019 and total revenues of $301.0 million for the year ended December 31, 2019. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve clients’ needs, greater global reach and broader relationships with current and potential clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.
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
In addition to our larger competitors, a number of independent investment banks offer independent advisory services and some of these firms are larger and have greater general and industry specific coverage resources and larger financing advisory and restructuring groups than we do. Furthermore, a number of such independent firms may have greater financial resources than us. Additionally, independent advisory firms require minimal capital to operate and there are few obstacles to forming a new firm. Furthermore, there continue to be a number of newly formed independent advisory firms, some of which provide industry specific advice and stress their lack of other business as a competitive advantage. As these independent firms seek to gain market share, our share of the advisory business could diminish and there could be pricing pressure, which would adversely affect our revenues and earnings.
The inherent volatility in our financial results, from period to period, translates into volatility in our stock price
Compared to our larger, more diversified competitors in the financial services industry, we can experience significant variations in revenues and earnings, especially between quarterly periods. These variations can generally be attributed to the fact that our revenues are usually earned in large amounts upon the successful completion of a transaction, the timing of which is uncertain and is not subject to our control. Adverse market conditions, geopolitical factors, the procurement of requisite regulatory and shareholder approvals and the availability of capital are all factors that impact the successful completion of a transaction and remain outside our control. Our dependence on a relatively small number of transactions for a large percentage of our revenues in each quarterly or annual reporting period also impacts our earnings rather significantly in any particular quarter or year.
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
Our revenues are subject to risks and uncertainties beyond our control
In many cases, we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring. As a result, our business is highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, in our mergers and acquisitions business, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. In our financing advisory and restructuring business, anticipated bidders for assets of a client in financial distress may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In our capital advisory business, our clients may not be able to sell their fund interests in secondary transactions because anticipated investors or buyers may decline to invest in such a fund due to lack of liquidity, change in strategic direction of the investor, or other factors. In these circumstances, we may receive limited or no advisory fees and may not be able to recoup all of our expenses, despite having committed substantial time and resources to an engagement. In particular, cross-border deals may require numerous approvals in numerous jurisdictions, and the likelihood and timing of approvals may be difficult to predict. The failure of the parties to complete a transaction on which we are advising, and the consequent loss of revenue to us, could lead to large adverse movements in our revenues and earnings.
Strategic investments and acquisitions, or foreign expansion, may result in additional risks and uncertainties in our business
When we make strategic investments or acquisitions, such as our acquisitions of Caliburn Partnership Pty Limited (now Greenhill Australia) and Cogent Partners, LP ("Cogent" and now Greenhill’s secondary capital advisory team), in addition to the risks associated with the integration and retention of personnel, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including accounting and data processing systems and management controls.
To the extent that we pursue business opportunities in certain markets outside the United States, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, inflation controls, excessive taxation, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities and pandemic diseases. In many countries, the laws and regulations applicable to the financial services industries are uncertain and evolving, and it may be difficult and costly for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally.
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
We currently have a substantial amount of long-term debt that could adversely affect our business
At December 31, 2019, we had $365.6 million of outstanding debt under our term loan facility. We are obligated to make quarterly principal installment payments on our term loan facility of $4.7 million (or $18.8 million annually), with the remaining balance of the term loan facility due at maturity on April 12, 2024. In addition, we may be required to make annual repayments of principal on the term loan facility within ninety days of each year-end of from 0% to 50% of our annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. Such payment, if any, would be applied to the next quarterly principal installment payment. For the years ended December 31, 2019 and 2018, an excess cash flow payment was not required.
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
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund our operating activities, including deferred compensation arrangements, working capital, and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared with our competitors; and
•limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity and meet regulatory capital requirements.
If we only make the quarterly principal amortization payments through March 31, 2024, we will have due $285.9 million at maturity on April 12, 2024. There is no assurance that our cash flow will be sufficient to allow us to make either timely quarterly principal and interest payments under the credit agreement or the payment due at maturity. If we are unable to fund our debt obligations, we may need to consider taking other actions, including refinancing the debt obligation with a new debt obligation, issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt could limit our business opportunities, which could in turn have a material impact on our operations and a material adverse effect on our share price.
Our borrowings bear interest at variable rates, subject to, at our election, either the U.S. Prime Rate plus a margin of 2.25% or LIBOR plus a margin of 3.25%. For the year ended December 31, 2019 we incurred interest expense of $27.4 million, including the non-recurring charge of $4.8 million related to the refinancing of our term loan facility, and our borrowing rate ranged from 5.0% to 6.6%. We currently do not hedge our borrowing rate and we are subject to unanticipated interest rate and currency exchange rate fluctuations. An increase in interest rates would increase the portion of our cash flow used to service our indebtedness and could have a material adverse effect on our liquidity and our ability to meet our obligations timely, which could have a material adverse effect on our stock price. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become accepted alternatives to LIBOR. Although our credit agreement provides a mechanism for the replacement of LIBOR with a new broadly accepted market convention for determining a rate of interest for syndicated loans in the United States, there can be no assurances that the phase out of LIBOR will not cause the cost of capital to increase.

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
Our decision to return cash to our shareholders through repurchases of our common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders
In October 2017, in conjunction with our recapitalization we commenced a program to repurchase our common shares. For the year ended December 31, 2020, the Board of Directors has authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of $60.0 million and as of February 20, 2020, we had $38.0 million remaining and authorized for repurchase. We may repurchase our common stock through various means, such as open market purchases (including pursuant to 10b5-1 plans) and privately negotiated transactions. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for 2020 or the amount authorized in any future year. Our ability to repurchase shares is also limited by covenants in our term loan facility and Section 160 of the Delaware General Corporation Law that requires repurchases only be made out of surplus (as defined under Delaware law).
The impact of our share repurchase program could cause the price of our common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our common stock and impact our ability to effectuate the repurchases. Furthermore, there can be no assurance that any past or future repurchases will have a positive impact on our stock price or enhance shareholder value, or that share repurchases provide the best use of our capital because the value of our common stock may decline significantly below the levels at which we repurchased shares of common stock.
Our decision to repurchase shares of our common stock will reduce our public float, which could cause our share price to decline
As we continue to make share repurchases we will likely reduce our “public float,” (i.e., the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets), which most likely will reduce the volume of trading in our shares and result in reduced liquidity which may cause fluctuations in the trading price of our common stock unrelated to our performance.
Furthermore, certain institutional holders of our common shares (including index funds) may require a minimum market capitalization of each of their holdings in excess of our market capitalization and therefore be required to dispose of our common stock, which may cause the value of our common stock to decline. There can be no assurance that this reduction in our public float will not result in a lower share price or reduced liquidity in the trading market for our common shares during and upon completion of our share repurchase plan. As a result of a lower stock price and reduction in our outstanding shares we are no longer a “well-known seasoned issuer”, which otherwise would allow us to, among other things, file automatically effective shelf registration statements. As a result, any attempt to access the public capital markets could be more expensive or subject to delays.
Our executive officers, directors and other employees, together with their affiliated entities, hold a significant percentage of our common stock, and their interests may differ from those of our unaffiliated shareholders
Our executive officers, directors and other employees and their affiliated entities collectively owned approximately 31% of the total shares of common stock outstanding as of February 20, 2020 (or approximately 46%, assuming vesting in full on February 20, 2020 of all restricted stock units they hold).
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
A significant portion of the compensation of our managing directors is paid in restricted stock units, and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding
As part of annual bonus and incentive compensation, we award restricted stock units to managing directors and other employees. Generally, restricted stock units are awarded in the first calendar quarter each year and for 2019 such awards will be granted in March 2020. We also award restricted stock units as a long-term incentive to new hires at the time they join Greenhill. In February 2020, 1,571,070 restricted stock units vested related to awards granted in prior years.
At February 20, 2020, 5,150,905, restricted stock units were outstanding. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest ratably over a three to five-year period, with the first vesting on the first anniversary of the grant date, or do not vest until the fourth or fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Vesting of restricted stock units will be accelerated and immediately vested upon a participant’s death, disability or retirement, as defined in the relevant agreements. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 20, 2020 are scheduled to be issued as follows: 303,499 additional shares in 2020, 1,534,576 shares in 2021, 2,120,021 shares in 2022, 910,692 shares in 2023, 254,259 shares in 2024, and 27,858 shares in 2025 and beyond.

Employee misconduct could harm Greenhill and is difficult to detect and deter
There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at Greenhill. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and material fines, or insider trading, which could lead to criminal charges. Our advisory business often requires that we deal with highly confidential information of great significance to our clients, the improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may harm our reputation and impair our ability to attract and retain advisory clients, which could adversely affect our business. We also face the risk that our employees engage in work place misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent and detect misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases.
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
We may experience negative publicity from time to time relating to our business and our people, regardless of whether the allegations are valid. Our reputation and businesses may be adversely affected by negative publicity or information regarding our businesses and personnel, whether or not accurate or true, that may be posted on social media or other Internet forums or published by news organizations. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity. Such negative publicity may adversely affect our business in a number of ways, including whether potential clients choose to engage us and our ability to attract and retain talent.
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
Change in applicable law and regulatory schemes could adversely affect our business
From time to time, the United States and other national governments in the countries in which we operate, as well as related regulatory authorities and local governments, adopt new rules that affect our business. Many of the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations may serve to limit our activities, including through net capital, customer protection and market conduct requirements. There can be no assurance that new regulations will not be imposed that may materially adversely affect our business, financial condition or results of operation.
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
We may be unable to protect our intellectual property rights, which could adversely affect our ability to prevent misappropriation, and we may become subject to intellectual property infringement claims, which could be time consuming, costly, and could require changes to our business.
We have not registered our intellectual property in all of our current or potential markets, and may not be able to do so in the future. Any applications for registration of our intellectual property may not be allowed or competitors may challenge the validity or scope of our intellectual property rights. In addition, our intellectual property rights may not provide us with a significant competitive advantage.

Contractual rights with third parties and intellectual property laws may be insufficient to prevent third parties from infringing on or misappropriating our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights or to determine their scope, validity or enforceability. This may result in a significant diversion of resources, and our efforts may not prove successful. The inability to secure or protect our intellectual property rights could also harm our reputation and otherwise be harmful to the competitiveness of our business.
In addition, we may be subject to intellectual property-related claims by third parties, such as for:
•patent, trademark or copyright infringement;
•breach of patent, trademark or copyright license usage rights; or
•misappropriation of trade secrets.

Any such claims or resulting litigation could result in significant expense and liability for damages. If we are found to have infringed or misappropriated third-party intellectual property rights, we could in some circumstances be required to make changes to our business to avoid such infringement or misappropriation. Alternatively, we could be required to enter into costly licensing arrangements with third parties.
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
Uncertainty regarding Brexit and the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business
We have a presence in certain European Union countries, including the U.K. On January 31, 2020, the U.K. withdrew from the European Union, commonly referred to as "Brexit". The European Union and the U.K. have ratified a withdrawal agreement, which provides for a transition period for the European Union and the U.K. to negotiate and agree to a framework for their future relationship. The transition period is currently scheduled to end on December 31, 2020 and the relationship between the European Union and the U.K. beyond that date is uncertain. A failure to reach an agreement at the end of the transition period could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, and introduce significant legal uncertainty and potentially divergent national laws and regulations. Further, even if an agreement is reached at the end of the transition period, there is uncertainty regarding the nature of the long-term relationship between the European Union and the U.K.
Conditions arising from Brexit could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise, and further, will likely increase our legal, compliance and operational costs. We incorporated a new German entity in 2019 in order to continue to provide investment banking services throughout the European Union and submitted an application to BaFin requesting such permission. We have received approval of our application from BaFin and subject to other requisite approvals we will be able to provide investment banking services from our offices in Frankfurt, Madrid and our new operations in Paris prior to the expiration of the UK's transition period.

The value of our goodwill may decline in the future, which could adversely affect our financial results
A significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates, any or all of which could be materially affected by many of the risk factors discussed herein, may require that we take charges in the future related to the impairment of goodwill. Future regulatory actions also could have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill and other intangible assets is necessary, we would record the appropriate charge which could have a material adverse effect on our results of operations, our ability to make share repurchases or pay dividends and the market value of our common stock.
Our failure to prevent a cyber-security attack may disrupt our businesses, harm our reputation, result in losses or limit our growth
Our clients typically provide us with sensitive and confidential information, which in the course of due diligence may include data of customers of our clients, including personal information. We rely heavily on our technological and communications infrastructure to securely process, transmit and store such information among our locations around the world and with our professional staff, clients, alliance partners and vendors. If any of our technology systems, or those of our third-party service providers (or providers to such third-party service providers) do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, regulatory intervention or reputational damage. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.
We may also encounter attempted security breaches and cyber-attacks on our critical data, and we may not be able to anticipate or prevent all such attacks. We are not aware of any such occurrence that may have had a material impact to date, but a successful breach of our systems, or the systems used by our clients and other third parties, could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. Although we have policies and procedures designed to prevent or limit the likelihood and effect of the possible failure, interruption or security breach of our information and communication systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed, especially because the cyber-attack techniques used change frequently or are not recognized until launched. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures. The occurrence of any failure, interruption or security breach of our information or communication systems could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
We depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including catastrophic events such as hurricanes or other larger scale catastrophes, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of catastrophes and other disasters are inherently unpredictable. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. Although we carry insurance to mitigate our exposure to certain catastrophic events, our insurance and other safeguards might only partially reimburse us for our losses, if at all and will not cover related reputational harm.
Evolving data privacy regulations, including the European Union’s General Data Protection Regulation (“GDPR”), may subject us to significant penalties
As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. These laws and regulations are increasing in complexity and number. For example, in May 2018, the European Union’s GDPR came into effect, and changed how businesses can collect, use and process the personal data of European Union residents. The GDPR has extraterritorial effect and imposes a mandatory duty on businesses to self-report personal data breaches to authorities, and, under certain circumstances, to affected individuals. The GDPR also grants individuals the right to erasure (commonly referred to as the right to be forgotten), which may put a burden on us to erase records upon request. Compliance with the GDPR’s requirements may increase our legal, compliance, and operational costs. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs, and impair our reputation.
Other jurisdictions, including certain U.S. states and non-U.S. jurisdictions where we conduct business, have also enacted or are considering data privacy legislation.  For example, the California Consumer Privacy Act of 2018 which went into effect on January 1, 2020, imposes certain requirements with respect to personal information of California residents. Increasingly numerous, fast-changing, and complex legislation related to data privacy may result in greater compliance costs, heightened regulatory scrutiny, and significant penalties. New and changing regulations may increase compliance costs such that they hamper our ability to expand into new territories.
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
We could change our existing dividend policy in the future, which could adversely affect our stock price
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. During 2019, we paid quarterly dividends of $0.05 per share. In January 2020, our Board of Directors declared by unanimous written consent a dividend of $0.05 per share to be paid on March 18, 2020 to common stockholders of record on March 4, 2020. We intend to continue to pay such reduced quarterly dividends, subject to capital availability, cash flows and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, contractual restrictions and other factors as the Board of Directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to further reduce or even suspend dividend payments in the future. As a Delaware corporation, we are required to meet certain surplus thresholds for our Board of Directors to declare a dividend in accordance with the Delaware General Corporation Law.  We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially adversely affect our business

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

Cautionary Statement Concerning Forward-Looking Statements
We have made statements under the captions “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “could”, “expect”, “plan”, “outlook”, “potential”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to:
•our ability to attract and retain key talent;
•our ability to attract and maintain clients;
•the level of merger and acquisition activity;
•general market or economic conditions (for example, economic developments, changes in government or Central Bank policy, or the occurrence or spread of pandemic diseases);
•the competitive environment in our industry;
•our ability to manage and integrate strategic investments and acquisitions;
•political, economic, legal, regulatory, operational, and other risks presented by our foreign business operations;
•risks and uncertainties that affect whether parties are able to complete a given transaction;
•our ability to make payments on, or repay or refinance, our debt, and to fund other contractual obligations;
•events that adversely affect our reputation, such as employee misconduct, litigation, negative press, failure to protect confidential information, cybersecurity breaches, or conflicts of interest that arise in the course of an engagement;
•legal and regulatory costs and risks, including those related to litigation, compliance, regulatory proceedings, enforcement actions, and regulatory scrutiny;
•the impact of any introduction of or any changes in laws, regulations, rules or government policies on our business or our clients;
•international trade policies and conditions;
•the cost and resilience of our information systems, technology, and communications infrastructure;
•cybersecurity risks;
•catastrophic events, particularly those impacting our headquarters in New York City;
•fluctuations in foreign currency exchange rates; and
•fluctuations in our stock price due to market conditions or other factors.
The risks presented above are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors which could impact our business and financial performance. In particular, you should consider the numerous risks outlined in the foregoing paragraphs of this “Risk Factors” section.
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

Item 2.  Properties
We do not own any real estate property. Each of our 16 offices occupy leased office space.

Currently our principal executive office is located at 300 Park Avenue, New York, N.Y. On May 16, 2019, we entered into a new office lease for approximately 78,000 square feet located at 1271 Avenue of the Americas, New York, N.Y. 10020 for our new principal executive office in New York. Rental payments are scheduled to commence on November 1, 2020 and shall continue for a term of 15 years and 3 months.

In terms of square footage, our other large offices include Chicago, Dallas, London, Frankfurt and Sydney. We also have smaller leased office space in other cities around the world, and generally these leases may be extended or renewed.

Item 3.  Legal Proceedings
We are from time to time involved in legal proceedings incidental to the ordinary course of our business. We do not believe any such proceedings will have a material effect on our results of operations.

Item 4.  Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
In 2019, our executive officers were and remain Scott L. Bok (Chief Executive Officer), Kevin M. Costantino (President), David A. Wyles (President) and Harold J. Rodriguez, Jr. (Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer and Treasurer). Set forth below is a brief biography of each executive officer.
Scott L. Bok, 60, has served as Chief Executive Officer since April 2010, served as Co-Chief Executive Officer between October 2007 and April 2010, and served as our U.S. President between January 2004 and October 2007. He has also served as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok also served as a member of the Board of Directors of Iridium Communications Inc., from 2009 to 2013.
Kevin M. Costantino, 43, has served as President since 2015, and also is a member of our Management Committee and serves as Co-Head of U.S. M&A. Mr. Costantino joined Greenhill’s New York office in 2005. Since that time, Mr. Costantino has served in various positions in Greenhill's Chicago and Sydney Offices, most recently as co-Head of the Australian Business, before returning to New York in 2015 to serve in his current capacity. Before joining Greenhill, Mr. Costantino was an attorney with Wachtell, Lipton, Rosen & Katz in New York, specializing in corporate law.
David A. Wyles, 51, has served as President since 2015, and also is a member of our Management Committee. Prior to his appointment as President, Mr. Wyles served as Co-Head of our European business. Mr. Wyles joined Greenhill in 1998 as part of the original team from Baring Brothers that founded our London office, and was involved in the opening of our Frankfurt office two years later. He is one of the leading M&A advisors in the UK market, and has also led numerous major transaction assignments in Continental Europe and globally, including most of our assignments involving China.
Harold J. Rodriguez, Jr., 64, has served as our Chief Financial Officer since August 2016, as Chief Operating Officer since January 2012, as Chief Administrative Officer from March 2008 until January 2012 and as Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as our Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
In addition, on January 30, 2020 the Board appointed the firm’s General Counsel and Corporate Secretary, Gitanjali Pinto Faleiro, as an executive officer, effective immediately. Ms. Faleiro, 42, joined the firm in September 2019 and serves as Greenhill's General Counsel and Corporate Secretary. She is also a member of our Management Committee. Prior to joining Greenhill, Ms. Faleiro was a Vice President and Associate General Counsel in the Legal department at Goldman Sachs where she advised the Securities Division and Investment Banking Division on transactional, legal, regulatory and reputational matters in relation to the Volcker Rule and other broker-dealer regulations. Ms. Faleiro also served as secretary to certain firm-wide and division-wide committees. From 2006 to 2012, Ms. Faleiro was a clerk and then Solicitor (England & Wales) at Linklaters, LLP in London, from 2012 to 2015, Ms. Faleiro was an attorney at Latham & Watkins, LLP in New York, and from 2000 to 2004, Ms. Faleiro was an analyst and then associate in the Securities Division at Goldman Sachs.
Our Board of Directors currently has seven members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and five of whom are independent (Steven F. Goldstone, Meryl D. Hartzband, Stephen L. Key, John D. Liu and Karen P. Robards). A brief biography of each of Messrs. Greenhill, Goldstone, Key and Liu and Mses. Hartzband and Robards is set forth below.
Robert F. Greenhill, 83, our Founder and Chairman Emeritus, served as our Chairman from 1996 to 2018, and as our Chief Executive Officer from 1996 to 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the Board of Directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.
Steven F. Goldstone, 74, has served on our Board of Directors since July 2004 and has also served as our Lead Independent Director since January 2016. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He joined the Board of Directors of ConAgra Foods, Inc., in 2003 and was appointed the non-executive Chairman in 2005, retaining that position until his retirement in October 2018. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standard Companies, Inc.) from 2002 until 2008 and as a member of the Board of Directors of Merck & Co. from 2008 until 2012. Mr. Goldstone has also served as a member of the Board of Directors of The Chefs’ Warehouse, Inc. since March 2016.
Meryl D. Hartzband, 65, has served on our Board of Directors since July 2018. Ms. Hartzband currently serves on the Board of Directors of Everest Re Group, Ltd., a publicly-traded insurance and reinsurance company listed on NYSE, and the Board of Directors of Conning Holdings Limited, a leading global investment management firm. Past directorships include The Navigators Group, Inc., ACE Limited, Travelers Property Casualty Corp., AXIS Capital Holdings Limited, Alterra Capital Holdings Limited, and numerous portfolio companies of the Trident Funds. She was a founding partner of Stone Point Capital, a private equity firm that focuses on investing in the global financial services industry. From 1999 to 2015, she served as the firm’s Chief Investment Officer and as a member of the Investment Committees of the Trident Funds. Prior to that, she was a Managing Director at J.P. Morgan Chase & Co., where, during a 16-year career, she specialized in managing private equity investments in the financial services industry.
Stephen L. Key, 76, has served on our Board of Directors since May 2004. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC. From 1995 to 2001, Mr. Key was the Executive Vice President and Chief Financial Officer of Textron Inc., and from 1992 to 1995, Mr. Key was the Executive Vice President and Chief Financial Officer of ConAgra, Inc. From 1968 to 1992, Mr. Key worked at Ernst & Young, serving in various capacities, including as the Managing Partner of Ernst & Young’s New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key served as a member of the Board of Directors of Fairway Group Holdings Corp. from 2012 to 2016 and as Chairman of the Audit Committee of the Board of Directors of Fairway Group Holdings Corp. from 2013 to 2016. Mr. Key has also served as a member of the Board of Directors of Sitel, Inc. from 2007 until 2008, as a member of the Board of Directors of Forward Industries, Inc. from 2010 until 2012, and as a member of the Board of Directors of 1-800-Contacts, Inc. from 2005 to 2012.
John D. Liu, 51, has served on our Board of Directors since June 2017. Since March 2008, Mr. Liu has been the chief executive officer of Essex Equity Management, a financial services company, and managing partner of Richmond Hill Investments, an investment management firm. Prior to that time, Mr. Liu was employed for 12 years by Greenhill until March 2008 in positions of increasing responsibility, including as chief financial officer from January 2004 to March 2008 and as co-head of U.S. Mergers and Acquisitions from January 2007 to March 2008. Earlier in his career, Mr. Liu worked at Wolfensohn & Co. and was an analyst at Donaldson, Lufkin & Jenrette.  Mr. Liu also serves as a member of the Board of Directors of Whirlpool Corporation.
Karen P. Robards, 69, has served on our Board of Directors since April 2013. Since 1987, Ms. Robards has been a principal of Robards & Company, LLC, a consulting and private investment firm. From 1976 to 1987, Ms. Robards was an investment banker at Morgan Stanley where she served as head of its healthcare investment banking activities. Ms. Robards currently serves as Co-Chair of the Fixed Income Board at BlackRock and a member of the Audit Committee of the BlackRock Fixed Income Funds. Ms. Robards served as a member of the Board of Directors of AtriCure, Inc., a medical device company, from 2000 to May 2017. From 1996 to 2005, Ms. Robards served as a director of Enable Medical Corporation, a developer and manufacturer of surgical instruments, which was acquired by AtriCure, Inc. in 2005. From 2007 to 2010, Ms. Robards also served as a director of Care Investment Trust, a publicly held real estate investment trust focusing on investment opportunities in the healthcare industry.

PART II

Item 5.  Market for Registrant’s Common Stockholders’ Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The New York Stock Exchange is the principal market on which our common stock (ticker: GHL) is traded.

As of February 20, 2020, there were 14 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.

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
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

160
120
80
40
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
GHL
S&P 500
S&P 500 Financial Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2014
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2019

Share Repurchases in the Fourth Quarter of 2019

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 – October 31	687,414	$14.52	687,414	$44,083,571
November 1 – November 30	367,997	17.82	367,997	37,524,558
December 1 – December 31	378,834	16.72	378,834	31,191,513
Total	1,434,245		1,434,245	$31,191,513

_____________________________________________
(1)Excludes 16,217 shares we are deemed to have repurchased in the fourth quarter of 2019 at an average price of $18.85 per share, or $0.3 million, from employees in conjunction with the payment of tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)For the year ended December 31, 2020, the Board of Directors has authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of $60.0 million.

Item 6.  Selected Financial Data

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share and number of employees data)
Statement of Operations Data:
Total revenues (a)	301.1	352.0	239.2	335.5	261.6
% change from prior year	(14)%	47%	(29)%	28%	(5)%
Employee compensation and benefits expense	178.9	195.2	160.2	182.5	147.2
Non-compensation operating expenses	76.2	75.9	72.1	61.9	68.6
Total operating income	46.0	80.9	6.9	91.1	45.8
Interest expense	27.4	22.4	7.2	3.2	2.5
Income (loss) before taxes	18.6	58.5	(0.3)	87.9	43.3
Provision for taxes	7.4	19.2	26.4	27.1	17.7
Net income (loss)	11.2	39.3	(26.7)	60.8	25.6
Diluted average shares outstanding	24,272,479	27,637,720	32,074,894	32,074,232	31,200,378
Diluted earnings (loss) per share	0.45	1.42	(0.83)	1.89	0.82
Balance Sheet Data:
Total assets	$494.4	$485.7	$610.8	$456.7	$423.1
Total liabilities	449.7	423.3	402.5	$165.5	139.8
Stockholders’ equity	44.7	62.4	208.3	$291.2	283.4
Dividends declared per share	0.20	0.20	1.40	1.80	1.80
Selected Data and Ratios (unaudited)
Operating income as a percentage of revenues	15%	23%	3%	27%	18%
Revenues per employee (b)	$782	$990	$681	$950	$799
Employees at year-end (c)
North America	240	221	203	195	192
Europe	105	93	89	91	88
Rest of World	60	51	54	70	70
Total employees	405	365	346	356	350

(a)On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” codifying ASC 606, Revenue Recognition — Revenue from Contracts with Customers utilizing the modified retrospective approach. See “Note 2 — Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements”.
(b)Total revenues divided by average number of employees (including managing directors and senior advisors) in each year (in thousands).
(c)Includes our managing directors and senior advisors.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Singapore, Spain, Sweden and the United Kingdom.
We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown significantly, by recruiting talented managing directors and other senior professionals, acquiring complementary advisory businesses and training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring, and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 16 offices across five continents.
Over our 24 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia in 2010. Additionally, we expanded the breadth of our advisory services through our acquisition in 2015 of Cogent, which extended our services to capital advisory related to the secondary fund placement market as well as through the recent recruitment of a number of managing directors focused on financing and restructuring advisory services. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil, Spain, and Singapore. We expect to add a Paris office shortly, subject to regulatory approval. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2019, we recruited 8 additional client facing managing directors to expand our regional reach to Singapore and France, enhance our efforts in the shareholder advisory area, and extend our industry sector expertise in the building products, industrial and insurance areas. We had 79 client facing managing directors as of December 31, 2019.
In September 2017, we announced plans for a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value in the context of our then current equity valuation, existing tax rates and existing opportunities in the credit market. Under that plan, the net proceeds from term loan borrowings and proceeds from the purchase of our common stock by each of our Chairman and Chief Executive Officer were to be used to repurchase up to $285.0 million of our common stock. In April 2019, we refinanced the term loan facility under more favorable borrowing terms and increased the amount permitted for buybacks of our common stock. As of December 31, 2019, we had repurchased a total of 14.6 million common shares for a total cost of $307.9 million at an average cost per share of $21.16. In future periods, we intend to balance our use of net cash generated from operations for the repurchase of common shares against the advance repayment of our debt facility. See “— Liquidity and Capital Resources” below.

Business Environment and Outlook /Factors Affecting Our Results
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. Our revenues are derived from fees we earn on advisory services we provide related to M&A, restructuring and capital raising transactions. As a result, the volume of global and regional transactional activity will have a significant impact on our results of operations. In 2019, we experienced a decrease in the number and scale of M&A transactions, particularly in Europe, and we experienced a decline in capital advisory fees compared to the prior year's record level. At the same time, the number and volume of completed transactions globally decreased by 8% and 14%, respectively, in 2019 as compared to 2018, while the number and volume of announced transactions globally decreased by 7% and 9%, respectively, in the same period.(1) Although announced transaction activity was down from last year, we continue to see the environment for M&A activity as reasonably good in most of the jurisdictions in which we operate.

_______________
(1) Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of February 25, 2020.

Competition. We operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there are active engagements changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain, on an ongoing basis, active business dialogues with a large number of clients and potential clients. We gain new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies, and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, bankruptcy, a change in a client’s senior management team, turnover of our senior banking professionals, competition from other investment banks and other similar reasons.
Results of Operations
The results of operations below focuses on the results of 2019 versus 2018. For a discussion of 2018 versus 2017, refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2018.
Revenues
The following table sets forth data relating to the Firm’s sources of revenues by client location.

	For the Years Ended December 31,
	2019	2018	2017
North America	71%	56%	73%
Europe	15%	32%	17%
Rest of World	14%	12%	10%

Sources of Revenues. Our revenues are derived from both corporate advisory services related to M&A, financings and restructurings and capital advisory services related to sales or capital raises pertaining to alternative assets. A majority of our revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, or other advisory transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success-based strategic advisory, financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones (such as the announcement of a transaction or the rendering of a fairness opinion). Additionally, we generate capital advisory revenues from sales of alternative assets in the secondary market and from capital raises.
We do not allocate our revenue by type of advice rendered (M&A, financing advisory and restructuring, strategic advisory, or other) because of the complexity of the assignments for which we earn revenue and because a single transaction can encompass multiple types of advice. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed company. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring, and an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa. We do, however, separately allocate capital advisory (fund placement) revenue.
2019 versus 2018. Revenues were $301.0 million for the year ended December 31, 2019 compared to $352.0 million for the year ended December 31, 2018, a decrease of 14%. The decrease in our 2019 revenues, as compared to 2018, resulted principally from a decrease in the number and scale of merger and acquisition transaction completion fees, particularly in Europe, partially offset by slightly higher transaction announcement, opinion, and retainer fees. By type of advice, we benefited from significant improvement in restructuring advisory revenue relative to recent years, as our recently enlarged team gained increasing traction throughout the year. Our capital advisory team had another strong performance, though fell short of the prior year’s record revenue level. In M&A, results were relatively strong nearly everywhere other than in Europe.
By geographic region in 2019, North America, where we generated 71% of our revenues, remained our largest contributor. Revenue from our North American clients increased year over year on an absolute dollar basis and increased significantly as a percentage of total revenues as a result of weaker performance in Europe in 2019 as compared to 2018. In Europe, we derived 15% of our revenues, and our absolute revenues declined by more than half from 2018. We generated 14% of our revenues in the rest of the world, reflecting an increase in both the percentage and absolute dollar amount of total revenues.

The ten largest fee-paying clients contributed 35% of our total revenues in 2019 and 34% in 2018. We had one client in 2019 that represented greater than 10% of our revenues. There were no clients in 2018 that represented greater than 10% of our revenues.

Operating Expenses
We classify operating expenses as employee compensation and benefits expenses and non-compensation operating expenses. Non-compensation operating expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, and other operating expenses.
For the year ended December 31, 2019, total operating expenses were $255.2 million compared to $271.1 million in 2018. The decrease of $15.9 million, or 6%, principally resulted from a decrease in our compensation and benefits expenses as described in more detail below. Our operating profit margin was 15% for 2019 as compared to 23% for 2018.
The following table sets forth information relating to our operating performance metrics.

	For the Years Ended December 31,
	2019	2018	2017
	(in millions, except employee data)
Number of employees at year end	405	365	346
% increase (decrease) in employee count	11%	5%	(3)%
Employee compensation and benefits expenses	$178.9	$195.2	$160.2
% of revenues	59%	55%	67%
Non-compensation operating expenses (1)	76.2	75.9	72.1
% of revenues	25%	22%	30%
Total operating expenses	255.2	271.1	232.3
% of revenues	85%	77%	97%
Total operating income	45.8	80.9	6.9
Operating profit margin	15%	23%	3%

___________________________________________
(1)As a result of the adoption of the new revenue recognition guidance, beginning in 2018, reimbursed client expenses are reported as a component of revenues and are no longer netted against operating expenses. For the year ended December 31, 2017, client reimbursements of $4.7 million were netted against operating expenses.

Compensation and Benefits Expenses
The largest component of our operating expenses is employee compensation and benefits expenses, which we determine annually based on a percentage of revenues. The actual percentage of revenues, which we refer to as our compensation ratio, is determined by management in consultation with the Compensation Committee at each year end and is based on factors such as the relative level of revenues, anticipated compensation requirements to retain and reward our employees, the cost to recruit and exit employees, the charge for amortization of restricted stock and deferred cash compensation awards and related forfeitures, among others.
Our compensation and benefits expenses principally consist of (i) base salary and benefits, (ii) amortization of long-term incentive compensation awards of restricted stock units and deferred cash compensation and (iii) annual incentive compensation payable as cash bonus awards. Base salary and benefits are paid ratably throughout the year. Awards of restricted stock units and deferred cash compensation are discretionary and are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally three to five years for the majority of the awards. As we expense the restricted stock awards, the portion of the restricted stock units amortized is recorded within stockholders’ equity in the consolidated statements of changes in stockholders' equity. Annual cash bonuses, which are accrued each quarter, are discretionary and dependent upon a number of factors, including our financial performance, and are generally paid in the first quarter in respect of the preceding year.
For the year ended December 31, 2019 our fixed compensation, which we refer to as base compensation and benefits and amortization of long-term incentive compensation awards, increased as compared to 2018 as a result of our increased employee headcount. Based on our current headcount and salary levels, we expect that fixed compensation for 2020 will increase slightly from 2019. Our fixed compensation could vary based on hiring and retention decisions, among other factors. Discretionary bonus payments generally represent the excess amount of total compensation, determined as a percentage of revenues, over the amount of fixed compensation, and will vary year to year based on our revenue generation.
2019 versus 2018. For the year ended December 31, 2019, our employee compensation and benefits expenses were $178.9 million, which reflected a 59% ratio of compensation to revenues. This amount compared to $195.2 million for 2018, which reflected a 55% ratio of compensation to revenues. The decrease in expense of $16.3 million, or 8%, was principally attributable to a lower year-end bonus accrual in line with lower annual revenues. The increase in the ratio of compensation to revenues for 2019 as compared to 2018 principally resulted from the effect of spreading lower compensation and benefits expenses over moderately lower revenues.
As our compensation expense can fluctuate materially in any particular year depending upon the changes in headcount, amount of revenues recognized, as well as other factors, the amount of compensation expense we recognize in any particular year may not be indicative of compensation expense in future years.

Non-Compensation Operating Expenses
Our non-compensation operating expenses are generally relatively fixed year to year with increases generally dependent on our geographic expansion to new locations, strategic business expansion, general inflation-related increases in rent and other costs we incur and, to a much lesser extent, on an increase in headcount within our existing locations. Over the past few years, we have incurred some volatility in our non-compensation operating expenses principally due to foreign exchange gains and losses related to the financing of our foreign investments and the accounting related to a contingent cash earnout related to our acquisition of Cogent. Additionally, our non-compensation expenses include reimbursable client expenses, which vary from year to year. It is management's objective to maintain consistent comparable non-compensation cost year over year for each jurisdiction in which we operate. We monitor costs based on actual costs incurred in prior periods and on headcount and seek to gain operating efficiencies when possible.
In connection with our purchase of Cogent, we agreed to pay additional consideration of $18.9 million in cash and to issue 334,048 shares of our common stock if a revenue target of $80.0 million was achieved in our secondary capital advisory business during either of the two-year periods ending March 31, 2017 or March 31, 2019, which we refer to as the Earnout. The Earnout was achieved during the period ended March 31, 2019. The fair value of the contingent cash consideration was valued on the date of our purchase at $13.1 million and, until the Earnout was achieved in the third quarter of 2018, was remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. Based on our remeasurement of the Earnout, we recorded charges of $0.6 million and $4.5 million for the years ended December 31, 2019 and 2018, respectively.
2019 versus 2018. For the year ended December 31, 2019, our non-compensation operating expenses of $76.2 million compared to $75.9 million in 2018, representing an increase of $0.3 million. During 2019, increased charges primarily for foreign currency losses, allowances for uncollectible accounts and client reimbursed professional fees in aggregate offset the benefit of the absence of the charge related to the change in the contingent value of the Earnout of $4.5 million in 2018. Non-compensation operating expenses as a percentage of revenues for 2019 increased to 25% compared to 22% for 2018 as a result of spreading of a relatively similar amount of non-compensation operating costs over moderately lower revenues.
Our non-compensation operating expenses are generally based on revenues and can vary as a result of a variety of factors such as changes in headcount, the amount of recruiting and business development activity, the amount of office expansion, the impact of currency movements and other factors. Accordingly, the non-compensation operating expenses in any particular year may not be indicative of the non-compensation operating expenses in future years.

Interest Expense
As part of our recapitalization plan, on October 12, 2017 we substantially increased our leverage and interest expense through the borrowing of $350.0 million under a secured term loan facility, which bore interest at LIBOR plus 3.75%. On April 12, 2019, we refinanced the term loan facility and increased the borrowing amount to $375.0 million and lowered our borrowing rate by 50 basis points to LIBOR plus 3.25%.
2019 versus 2018. For the year ended December 31, 2019, we incurred interest expense of $27.4 million as compared to $22.4 million for the same period in 2018. The increase in interest expense of $5.0 million during 2019 was principally due to a non-recurring charge of $4.8 million for the write-off of debt costs related to the refinancing of the term loan facility. Excluding this charge, the increase in interest expense of $0.2 million in 2019 resulted from the increase in our average outstanding borrowings, partially offset by the benefit we gained from the reduction in our interest rate spread.

The rate of interest on our borrowing is based on LIBOR and is variable. Accordingly, the amount of interest expense in any particular year may not be indicative of the amount of interest expense in future years.

Provision for Income Taxes
We are subject to federal, state and local corporate income taxes in the United States. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.
Effective January 1, 2018, as a result of the Tax Cuts and Jobs Act the U.S. federal income tax rate decreased to 21% from 35%. Since we typically generate a majority of our pre-tax earnings from our domestic operations, this rate reduction significantly reduced our effective income tax rate. In addition to federal taxes, our effective tax rate is comprised of foreign, state and local taxes. While state and local taxes generally increase our effective tax rate nominally, foreign taxes can more substantially increase or decrease our effective tax rate depending on the amount of earnings we generate in each jurisdiction. We have historically generated substantial earnings in low tax jurisdictions such as the United Kingdom, and we have historically generated a smaller portion of our annual earnings in high tax jurisdictions such as Australia, Japan and Brazil.
Our effective rate is also impacted positively or negatively upon the vesting of restricted stock awards by a charge or benefit for the tax effect of the difference between the grant price value and market price value at vesting of the awards. Based on the market price on the date of the vesting of our annual awards, which represent a substantial portion of our awards vesting during the year, the average grant price of the awards vesting in 2019 and 2018 exceeded the market price of our shares and we incurred income tax charges of $1.2 million and $4.7 million for the years ended December 31, 2019 and 2018, respectively. Further, during the first quarter of 2020, we incurred an income tax charge of approximately $1.8 million related to the vesting of restricted stock units at a market price less than the average grant price. We are not able to predict our future share price, as a consequence, we are not able to estimate the impact that this benefit or charge will have on our provision for income taxes in future periods.
Although we cannot predict our estimated effective tax rate for future periods primarily due to the jurisdiction and amount of earnings, which varies year over year, we expect that our effective tax rate will be in the mid twenty percent range over the next few years, assuming our historical mix of foreign earnings and no changes in the existing tax law, and if we exclude the impact of the tax charge/benefit resulting from the vesting of restricted stock awards.
2019 versus 2018. For the year ended December 31, 2019, the provision for income taxes was $7.4 million, reflecting an effective rate of 40%, as compared to a provision for income taxes for the year ended December 31, 2018 of $19.2 million, reflecting an effective rate of 33%. Our effective tax rate for 2019 was higher than we expect in future periods and was negatively impacted by our relatively low amount of pre-tax income, charges related to the vesting of restricted stock unit awards vesting at a value less than the grant price, and the generation of a larger proportion of our earnings than usual from foreign jurisdictions subject to higher taxes rates. Our effective tax rate for 2018 was also adversely impacted by a charge of $4.7 million related to the tax effect of restricted stock unit awards vesting at a value less than the grant price.
The effective tax rate can fluctuate as a result of variations in the relative amounts of income earned and the tax rate imposed in the tax jurisdictions in which we operate, among other factors. Accordingly, the effective tax rate in any particular year may not be indicative of the effective tax rate in future years.

Geographic Data
For a summary of the total revenues, income before taxes and total assets by geographic region, see “Note 18 — Business Information” to the consolidated financial statements.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under the credit agreement. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At December 31, 2019, we had cash and cash equivalents of $114.0 million.
We generate substantially all of our cash from advisory fees. We use our cash primarily for recurring operating expenses, the service of our debt, the repurchase of our common shares and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. In addition, we generally make interest payments on our debt on a monthly basis. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt service payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2019, we had fees receivable of $77.8 million, including long-term receivables related to primary capital advisory engagements of $10.5 million, the majority of which we expect to collect over the remainder of the year.
As part of our recapitalization, in October 2017, we entered into a credit agreement with a syndicate of lenders, who loaned us $350.0 million under a five-year secured term loan B facility (“2017 TLB”) and provided us with a three-year secured revolving credit facility of $20.0 million, which was undrawn at closing and has remained undrawn.
On April 12, 2019, we refinanced the 2017 TLB and entered into a new $375.0 million five-year term loan B facility (“TLB”). We used a portion of the proceeds to repay in full the outstanding principal balance of the 2017 TLB of $319.4 million and pay fees and expenses, with remaining net proceeds of $48.3 million. We did not incur a prepayment premium in conjunction with the refinancing.
As a result of the refinancing, we lowered our borrowing rate by 50 basis points, extended the maturity date of the new TLB by eighteen months to April 12, 2024, and lowered our annual amortization payments to 5% per annum. In addition, the amounts permitted for dividend payments and repurchases of our common stock under the amended credit agreement were increased. Effective with the refinancing in April 2019, borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Our borrowing rates in 2019 ranged from 5.0% to 6.6%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become accepted alternatives to LIBOR. Although our credit agreement includes alternative rate fallback provisions, there can be no assurance the LIBOR phase out will not increase the cost of capital.
The new TLB requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), which began on September 30, 2019 and continue through March 31, 2024, with the remaining balance ($285.9 million assuming the payment of only quarterly principal amortization payments during the term) due at maturity on April 12, 2024. During the year ended December 31, 2019, we made principal payments of $9.4 million. As of December 31, 2019, the new TLB had an outstanding principal balance of $365.6 million. In addition to the required quarterly principal amortization we may be required to make annual repayments of principal on the TLB within ninety days of year-end of up to 50% of our excess cash flow as defined in the credit agreement. For the year ended December 31, 2019, an excess cash flow payment was not required. Such payment, if any, will be applied to the next quarterly principal installment payment. We are also required to repay certain amounts of the term loan facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
Under our credit agreement, we are restricted in the amount of cash we may use to repurchase our common stock and common stock equivalents and/or to make dividend distributions. As we generate cash from operations and subject to our expected operating needs, we intend to balance the return of cash to our shareholders against deleveraging our outstanding debt position. In February 2020, we made a principal payment on the new TLM of $15.6 million, which was applied as advance payments against the quarterly installments due in March, June and September 2020, and as of February 20, 2020, the outstanding principal balance of the term loan was $350.0 million.
All mandatory repayments of the TLB will be applied without penalty or premium. Voluntary prepayments of borrowings under the TLB are also permitted without penalty, however, in the event that all or any portion of the TLB is prepaid or refinanced or repriced prior to April 13, 2020, such prepayment, refinancing, or repricing would be at 101.0% of the principal amount so prepaid, refinanced or repriced. On or after April 13, 2020, subject to market conditions, we may seek to reprice, modify and/or amend the loan facility to further reduce our borrowing rate, modify restricted payment covenants and take other actions to increase our flexibility with respect to our uses of free cash flow.
The TLB and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At December 31, 2019, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
The $20.0 million revolving loan facility, which has a maturity date in October 2020, remained available to use for working capital needs and other general corporate purposes following the refinancing. The amount, interest rate (LIBOR plus 3.75%) and maturity of the revolving loan facility were unchanged as a result of the refinancing. No scheduled principal payments are required on amounts drawn on the revolving loan facility until the maturity date. Any borrowings under the new revolving loan facility may be repaid and reborrowed. We do not currently intend to extend the revolving loan facility beyond its maturity date.
As additional contingent consideration for the purchase of Cogent in April 2015, we agreed to pay to the selling unitholders $18.9 million in cash and issue 334,048 shares of our common stock if the Earnout was achieved. The Earnout was achieved and in April 2019 the contingent consideration was paid and the shares were issued.
Effective beginning in 2018, as a result of the U.S. tax law change, we calculate and pay the amount of incremental tax owed, if any, on our foreign earnings on a current basis and consequently, we can repatriate foreign cash with minimal or no incremental tax burden. Subject to any limitations imposed by the Treasury Department, we intend to repatriate our foreign cash subject to our estimated operating needs in our foreign jurisdictions, our needs for additional cash in the U.S. and other global cash management purposes.
In October 2017, as part of our recapitalization, we commenced a program to repurchase our common shares. As part of that program during the period from October 2017 to December 31, 2019, we have repurchased 14,550,824 common shares through open market purchases (including pursuant to 10b5-1 plans) and tender offers at an average price of $21.16 per share, for a total cost of $307.9 million. In conjunction with the refinancing of the TLB in April 2019, the amount permitted and authorized for future share repurchases was $339.1 million through December 31, 2019. With the completion of a significant portion of our repurchase plan, and recognizing that the amount of repurchases of common stock and common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities that may be permitted by our credit agreement will evolve year to year, we are now shifting to an annual target for repurchases of common stock and common stock equivalents.
In January 2020, our Board of Directors took into account the amount permitted for repurchases of our common stock and common stock equivalents under our credit agreement and authorized the repurchase of our common stock and common stock equivalents of up to $60.0 million for the year ended December 31, 2020. This compares to the repurchase of our common stock and common stock equivalents of $69.4 million during 2019, consisting of the repurchase of 3,275,641 shares of our common stock for $55.5 million and of 573,472 common stock equivalents shares for $14.0 million in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested. During 2020 (as of February 20, 2020), we have repurchased 489,704 shares of our common stock for $8.4 million and we are deemed to have repurchased 640,642 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $13.6 million and had $38.0 million remaining and authorized for repurchase during the remainder of 2020. We may make repurchases of our common stock through various means, which could include open market purchases (including pursuant to 10b5-1 plans) and privately negotiated transactions. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, use of cash for debt repayments, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for 2020 or the amount authorized in any future year.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at February 20, 2020, which takes into account the vesting of annual awards in early February 2020, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $35.7 million (as calculated based upon the closing share price as of February 20, 2020 of $16.92 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $2.1 million will be payable in 2020, $10.6 million will be payable in 2021, $14.7 million will be payable in 2022, $6.3 million will be payable in 2023, $1.8 million will be payable in 2024, and $0.2 million will be payable in 2025 and beyond. In addition, we expect to make the annual restricted stock unit award related to 2019 in early March 2020 and the estimated repurchase amount for 2021 and beyond will increase. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock and as a result the magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of its long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at February 20, 2020, we estimate payments of $21.6 million over the next five years, of which $7.8 million remains payable in 2020, $7.4 million will be payable in 2021, $4.0 million will be payable in 2022, $2.2 million will be payable in 2023, and less than $0.1 million will be payable in each of 2024 and 2025. We will realize a corporate income tax deduction at the time of payment.
Since the recapitalization in October 2017, we have made quarterly dividend payments of $0.05 per share. Under the credit agreement, as amended in April 2019, we are permitted to make aggregate annual dividend distributions of up to $10.0 million, with any amounts not distributed in any particular year available for carryover to future years. We had a carryover amount of $9.1 million at December 31, 2019. During 2019, we declared dividends of $0.05 per common share payable in March, June, September and December 2019, respectively. For the year ended December 31, 2019, we made dividend distributions of $4.4 million, or $0.20 per common share and restricted stock unit. We intend to continue to pay quarterly dividends, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement and other factors as our Board of Directors may deem relevant.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. During 2020, we will be relocating our headquarters office to new office space in New York City. During 2020, we expect to fund from our operating cash flow leasehold improvement costs, net of tenant improvement allowance, of approximately $12.0 million, and over the longer term expect to reduce our annual rent cost by approximately $3.5 million from the amount we currently incur.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, tax obligations, interest and principal payments on our loan facilities, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. There is no assurance that our cash flow will be sufficient to allow us to make timely principal and interest payments under the credit agreement. If we are unable to fund our debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Cash Flows
2019.  Cash and cash equivalents decreased by $42.4 million from December 31, 2018, including an increase of $1.6 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $14.3 million from operating activities, which consisted of $64.4 million from net income after giving effect to the non-cash items and a net increase in working capital of $50.1 million, principally due to a decrease in compensation payable. We used $1.4 million for investing activities, principally to fund equipment purchases and leasehold improvements. We used $56.9 million for financing activities, including $55.5 million for market purchases of our common stock, $14.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $13.1 million for the payment of the contingent obligation due selling unitholders of Cogent (an additional $5.7 million is classified as an operating outflow for a total payment of $18.9 million), $18.1 million for the quarterly principal term loan payments and $4.4 million for the payment of dividends, offset, in part, by net proceeds of $48.3 million from the refinancing of the new TLB.
2018.  Cash and cash equivalents decreased by $111.3 million from December 31, 2017, including a decrease of $4.6 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $116.3 million from operating activities, which consisted of $91.7 million from net income after giving effect to the non-cash items and a net decrease in working capital of $24.6 million (principally due to an increase in bonuses payable). We used $0.6 million for investing activities principally to fund equipment purchases and leasehold improvements. We used $222.3 million for financing activities, including $186.6 million for market purchases of our common stock, $8.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $21.9 million for the quarterly principal payments on the secured term loan and $5.2 million for the payment of dividends.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2019:

		Payment Due by Period
Contractual Obligations		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
		(in millions)
Operating lease obligations	(a)	149.9	15.8	25.2	20.1	88.8
Secured term loan		365.7	18.8	37.5	309.4	—
Total	(b)	$515.6	$34.6	$62.7	$329.5	$88.8
_____________________________________________
(a)On May 16, 2019 the Company entered into a new office lease for its new principal executive offices in New York, N.Y. Rental payments are scheduled to commence on November 1, 2020 and shall continue for a term of 15 years and 3 months. We will have the right to build-out that space commencing April 1, 2020 and consequently, as of December 31, 2019, the lease is not included in operating lease right-of-use assets and operating lease obligations on the consolidated statement of financial condition.
(b)Total contractual obligations set forth above do not include the three-year secured revolving loan facility under which we can borrow $20.0 million and was undrawn at December 31, 2019.

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
Risks Related to Cash and Short-Term Investments
Our cash and cash equivalents is principally held in depository accounts and money market funds and other short-term highly liquid investments with original maturities of three months or less. We maintain our depository accounts with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Further, we do not believe our cash equivalent investments are exposed to significant credit risk or interest rate risk due to the short-term nature and high quality of the underlying investments in which the funds are invested.
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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which included the United Kingdom, Europe, and Australia. During the year ended December 31, 2019, as compared to 2018, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and Australian dollar. In aggregate, there was a slight negative impact on our revenues in 2019 as compared to 2018 as a result of the timing of recognition of foreign revenues. We did not deem the impact significant. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% (prior to the April 2019 refinancing the borrowing rate was the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%). Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2019, we had $365.6 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of December 31, 2019, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by approximately $3.7 million.

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

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on April 23, 2020, and is incorporated herein by reference. Information regarding our executive officers is included on pages 22 and 23 of this Annual Report on Form 10-K under the caption “Executive Officers and Directors.”
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

Item 11.  Executive Compensation
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on April 23, 2020, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on April 23, 2020, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on April 23, 2020, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on April 23, 2020, and is incorporated herein by reference.

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
As of December 31, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Greenhill & Co., Inc. and Subsidiaries internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Greenhill & Co., Inc. and Subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 28, 2020

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2019	2018
Assets
Cash and cash equivalents ($9.8 million and $3.8 million restricted from use at December 31, 2019 and 2018, respectively)	$113,975	$156,374
Fees receivable, net of allowance for doubtful accounts of $1.1 million and $0.0 million at December 31, 2019 and 2018, respectively	77,766	61,793
Other receivables	2,519	2,595
Property and equipment, net of accumulated depreciation of $47.7 million and $45.0 million at December 31, 2019 and 2018, respectively	6,281	7,185
Operating lease right-of-use asset	28,346	—
Goodwill	205,992	205,922
Deferred tax asset, net	51,278	43,706
Other assets	8,218	8,125
Total assets	$494,375	$485,700
Liabilities and Equity
Compensation payable	$26,878	$56,922
Accounts payable and accrued expenses	12,412	17,167
Current income taxes payable	9,653	7,486
Operating lease obligations	30,750	—
Secured term loan payable	358,003	319,479
Contingent obligation due selling unitholders of Cogent	—	18,293
Deferred tax liability	12,004	3,990
Total liabilities	449,700	423,337
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 46,801,812 and 45,001,788 shares issued as of December 31, 2019 and 2018, respectively; 18,355,907 and 20,404,996 shares outstanding as of December 31, 2019 and 2018, respectively	468	450
Restricted stock units	77,657	71,596
Additional paid-in capital	887,095	846,721
Exchangeable shares of subsidiary; 257,156 shares issued as of December 31, 2019 and 2018; 0 and 32,804 shares outstanding as of December 31, 2019 and 2018, respectively	—	1,958
Retained earnings	69,093	63,427
Accumulated other comprehensive income (loss)	(34,115)	(35,705)
Treasury stock, at cost, par value $0.01 per share; 28,445,905 and 24,596,792 shares as of December 31, 2019 and 2018, respectively	(955,523)	(886,084)
Stockholders’ equity	44,675	62,363
Total liabilities and equity	$494,375	$485,700

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,
(in thousands except share and per share data)

	2019	2018	2017
Revenues	$301,012	$351,985	$239,182
Operating Expenses
Employee compensation and benefits	178,946	195,195	160,201
Occupancy and equipment rental	22,289	21,933	20,713
Depreciation and amortization	2,565	2,870	3,114
Information services	9,940	9,898	9,529
Professional fees	10,017	10,465	8,212
Travel related expenses	13,523	13,483	13,142
Other operating expenses	17,889	17,273	17,371
Total operating expenses	255,169	271,117	232,282
Total operating income	45,843	80,868	6,900
Interest expense	27,420	22,438	7,198
Income (loss) before taxes	18,423	58,430	(298)
Provision for taxes	7,445	19,208	26,353
Net income (loss)	$10,978	$39,222	$(26,651)
Average shares outstanding:
Basic	24,024,674	26,813,285	32,074,894
Diluted	24,272,479	27,637,720	32,074,894
Earnings (loss) per share:
Basic	$0.46	$1.46	$(0.83)
Diluted	$0.45	$1.42	$(0.83)

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2019	2018	2017
Consolidated net income (loss)	$10,978	$39,222	$(26,651)
Currency translation adjustment, net of tax	1,590	(13,483)	10,176
Comprehensive income (loss)	$12,568	$25,739	$(16,475)

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31,
(in thousands)

	2019	2018	2017
Common stock, par value $0.01 per share
Common stock, beginning of the year	$450	$438	$414
Common stock issued	18	12	24
Common stock, end of the year	468	450	438
Restricted stock units
Restricted stock units, beginning of the year	71,596	80,512	85,907
Restricted stock units recognized, net of forfeitures	46,382	37,941	40,597
Restricted stock units delivered	(40,321)	(46,857)	(45,992)
Restricted stock units, end of the year	77,657	71,596	80,512
Additional paid-in capital
Additional paid-in capital, beginning of the year	846,721	800,806	734,728
Common stock issued	41,582	45,915	65,231
Tax effect of issuance of contingent equity earnout	(1,208)	—	—
Tax benefit from the delivery of restricted stock units	—	—	847
Additional paid-in capital, end of the year	887,095	846,721	800,806
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	1,958	1,958	1,958
Exchangeable shares of subsidiary delivered	(1,958)	—	—
Exchangeable shares of subsidiary, end of the year	—	1,958	1,958
Retained earnings
Retained earnings, beginning of the year	63,427	37,595	111,798
Cumulative effect of the change in accounting principle related to revenue recognition	—	(7,645)	—
Retained earnings, beginning of the period, as adjusted	63,427	29,950	111,798
Dividends	(5,312)	(5,745)	(47,552)
Net income (loss)	10,978	39,222	(26,651)
Retained earnings, end of the year	69,093	63,427	37,595
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(35,705)	(22,222)	(32,398)
Currency translation adjustment, net of tax	1,590	(13,483)	10,176
Accumulated other comprehensive income (loss), end of the year	(34,115)	(35,705)	(22,222)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(886,084)	(690,785)	(611,224)
Repurchased	(69,439)	(195,299)	(79,561)
Treasury stock, end of the year	(955,523)	(886,084)	(690,785)
Total stockholders’ equity	$44,675	$62,363	$208,302

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2019	2018	2017
Operating activities:
Net income (loss)	$10,978	$39,222	$(26,651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	4,487	5,175	3,114
Net investment (gains) losses	(113)	210	258
Restricted stock units recognized, net	46,382	37,941	40,597
Allowance for doubtful accounts	1,197	—	—
Deferred taxes, net	(815)	5,435	14,594
Loss (gain) on fair value of contingent obligation	575	4,531	(1,332)
Non-cash portion of loss on refinancing	1,759	—	—
Loss (gain) on sales of property and equipment	—	(777)	—
Changes in operating assets and liabilities:
Fees receivable	(17,170)	2,451	3,896
Other receivables and assets	(143)	(836)	449
Payment of contingent obligation due selling unitholders of Cogent	(5,724)	—	—
Compensation payable	(30,939)	30,313	(11,505)
Accounts payable and accrued expenses	1,690	(9,546)	5,409
Current income taxes payable	2,168	2,175	(13,657)
Net cash provided by operating activities	14,332	116,294	15,172
Investing activities:
Distributions from investments, net	239	149	221
Purchases of property and equipment	(1,648)	(2,124)	(2,555)
Sales of property and equipment	—	1,357	—
Net cash used in investing activities	(1,409)	(618)	(2,334)
Financing activities:
Payment of contingent obligation due selling unitholders of Cogent	(13,144)	—	—
Proceeds from revolving bank loan	—	—	69,355
Repayment of revolving bank loan	—	—	(133,425)
Repayment of bank term loans	—	—	(16,875)
Proceeds from secured term loan, net	48,248	—	339,048
Repayment of secured term loan	(18,125)	(21,875)	—
Proceeds from the issuance of common stock	—	—	20,000
Dividends paid	(4,417)	(5,158)	(47,552)
Purchase of treasury stock	(69,439)	(195,299)	(79,561)
Net cash provided by (used in) financing activities	(56,877)	(222,332)	150,990
Effect of exchange rate changes	1,555	(4,616)	5,505
Net increase (decrease) in cash and cash equivalents	(42,399)	(111,272)	169,333
Cash and cash equivalents, beginning of year	156,374	267,646	98,313
Cash and cash equivalents, end of year	$113,975	$156,374	$267,646
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,511	$20,945	$6,567
Cash paid for taxes, net of refunds	$6,201	$10,299	$26,026

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

Note 2 — Summary of Significant Accounting Policies
Basis of Financial Information
These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP), which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including compensation accruals and other matters. Management believes that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior year information to conform to current year presentation.
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
The Company generally recognizes revenues for mergers and acquisitions engagements at the earlier of the announcement date or transaction date, as the performance obligation is typically satisfied at such time. Upfront fees and certain retainer fees are generally deferred until the announcement or transaction date, as they are considered constrained (subject to significant reversal) prior to the announcement or transaction date. Fairness opinion fees are recognized when the opinion is delivered.

The Company recognizes revenues for financing advisory and restructuring engagements as the services are provided to the client, based on the terms of the engagement letter. In such arrangements, the Company’s performance obligations are to provide financial and strategic advice throughout an engagement.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $3.9 million, $5.6 million and $12.3 million as of December 31, 2019, December 31, 2018 and January 1, 2018, respectively. Deferred revenue is included in accounts payable and accrued expenses in the consolidated statements of financial condition. During the years ended December 31, 2019 and 2018, the Company recognized $4.7 million and $9.3 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $6.4 million, $7.0 million and $4.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Such reimbursements were reported as revenues and operating expenses for the years ended December 31, 2019 and 2018, and as a reduction to operating expenses for the year ended December 31, 2017, as discussed below, with no impact to operating income in the periods presented.
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

The Company recognized revenues for mergers and acquisitions or financing advisory and restructuring engagements when the services related to the underlying transactions were completed in accordance with the terms of the engagement letter and all other requirements for revenue recognition were satisfied.

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

While the majority of the Company’s fee revenue was earned at the conclusion of a transaction or closing of a fund, on-going retainer fees, substantially all of which relate to non-success based strategic advisory and financing advisory and restructuring assignments, were also earned and recognized as revenue over the period in which the related service was rendered.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of (i) cash held on deposit with financial institutions, (ii) cash equivalents and (iii) restricted cash. The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company considers all highly liquid investments with an original maturity date of three months or less, when purchased, to be cash equivalents. Cash equivalents primarily consist of money market funds and other short-term highly liquid investments with original maturities of three months or less and are carried at cost, plus accrued interest, which approximates the fair value due to the short-term nature of these investments.
Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. See “Note 3 — Cash and Cash Equivalents”.

Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $1.2 million, $0.3 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Included in the fees receivable balances at December 31, 2019 and 2018 were $10.5 million and $20.0 million, respectively, of long term receivables related to primary capital advisory engagements, which are generally paid in installments over a period of three years.
Credit risk related to fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to these disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. Transfers between levels are recognized as of the end of the period in which they occur. See “Note 7 — Fair Value of Financial Instruments”.
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
The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in operating lease assets in the condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The straight-lining of rent expense results in differences in the operating lease right-of-use asset and operating lease obligations on the consolidated statement of financial position.
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
Accounting Developments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes how companies measure credit losses on most financial instruments, including accounts receivable. Companies will be required to estimate lifetime expected credit losses, which is generally expected to result in earlier recognition of credit losses. The Company adopted this standard effective on January 1, 2020 under a modified retrospective approach. The Company estimates that as of January 1, 2020, the impact of adoption will decrease the Company’s assets and retained earnings by approximately $0.2 million.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Under the new guidance, companies will reflect the effect of an enacted change in tax law or rates in the period that includes the enactment date of the new legislation, among other changes. This will align the timing of recognizing the effects of new tax law or rates on the effective tax rate with the effect on the deferred tax assets and liabilities. The Company is currently evaluating the impact of the future adoption of ASU 2019-12 on the Company's consolidated financial statements. Adoption could be material to the Company in periods of enactment of new tax laws or rates. The standard is effective for the Company on January 1, 2021 under a prospective approach and can be early adopted prior to that date.

Note 3 — Cash and Cash Equivalents

The carrying values of the Company’s cash and cash equivalents are as follows:

	As of December 31,
	2019	2018
	(in thousands)
Cash	$59,455	$80,400
Cash equivalents	44,751	72,193
Restricted cash - letters of credit	9,769	3,781
Total cash and cash equivalents	$113,975	$156,374

In June 2019, the Company delivered a security deposit in the form of a $5.9 million standby letter of credit to the landlord of a new office lease. Under certain circumstances, the Company will be entitled to periodically reduce the amount of the letter of credit amount down ultimately to approximately $3.5 million from and after the fifth anniversary of the rent commencement. See “Note 16 — Leases”.

The carrying value of the Company’s cash equivalents approximates fair value. See “Note 7 — Fair Value of Financial Instruments”.
Letters of credit were secured by cash held on deposit. See “Note 14 — Commitments and Contingencies”.

Note 4 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2019	2018
	(in thousands)
Equipment	$22,452	$21,451
Furniture and fixtures	7,758	7,684
Leasehold improvements	23,806	23,082
	54,016	52,217
Less accumulated depreciation and amortization	(47,735)	(45,032)
Total property and equipment, net	$6,281	$7,185

Note 5 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2019	2018
	(in thousands)
Balance, January 1	$205,922	$217,737
Foreign currency translation adjustments	70	(11,815)
Balance, December 31	$205,992	$205,922

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has reviewed its goodwill for potential impairment and determined that the fair value of goodwill exceeded the carrying value. Accordingly, no goodwill impairment loss has been recognized for the years ended December 31, 2019, 2018 or 2017.

Note 6 — Other Assets
Other assets consist of the following:

	As of December 31,
	2019	2018
	(in thousands)
Prepaid expenses and other assets	$6,098	$5,993
Rent deposits	1,856	1,764
Other tangible assets	264	368
Total other assets	$8,218	$8,125

Note 7 — Fair Value of Financial Instruments
Assets Measured at Fair Value on a Recurring Basis
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of December 31, 2019, the Company had Level 1 assets measured at fair value. As of December 31, 2018, the Company had Level 1 assets and Level 2 liabilities measured at fair value.
The following tables set forth the measurement at fair value on a recurring basis of the investments in money market funds, short-term cash instruments and U.S. government securities. The securities are categorized as a Level 1 asset, as their valuation is based on quoted prices for identical assets in active markets. See “Note 3 — Cash and Cash Equivalents”.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
	(in thousands)
Assets
Cash equivalents	$44,751	$—	$—	$44,751
Total	$44,751	$—	$—	$44,751

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
	(in thousands)
Assets
Cash equivalents	$72,193	$—	$—	$72,193
Total	$72,193	$—	$—	$72,193
Liabilities Measured at Fair Value on a Recurring Basis
In connection with the acquisition in April 2015 of Cogent Partners, LP and its affiliates (“Cogent,” now known as the secondary capital advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the “Earnout”). The cash payment and the issuance of common shares related to the Earnout were to be made if secondary capital advisory revenues of $80.0 million or more were earned during either the two year period ending on the second anniversary of the closing or the two year period ending on the fourth anniversary of the closing. The revenue generated by the secondary capital advisory business for the first two year period ended March 31, 2017 was slightly less than required to achieve the Earnout. The Earnout for the second two year period ended March 31, 2019 was achieved, and in accordance with terms of the purchase agreement, the contingent consideration was paid in April 2019. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and was remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. In April 2019, the liability was paid in full. Due to the remeasurement of the Earnout, the Company recognized an increase in other operating expenses of $0.6 million for the year ended December 31, 2019, an increase in other operating expenses of $4.5 million for the year ended December 31, 2018 and a decrease in other operating expenses of $1.3 million for the year ended December 31, 2017. See "Note 10 — Equity" and “Note 11 — Earnings per Share”.
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
There were no Level 3 liabilities at December 31, 2019 or 2018.

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

Note 8 — Related Parties
At December 31, 2019 and 2018, the Company had no amounts receivable from or payable to related parties.
Prior to June 2018, the Company subleased airplane and office space to a firm owned by the then Chairman of the Company. The Company recognized rent reimbursements of less than $0.1 million for each of the years ended December 31, 2018 and 2017. During 2018 and 2017, the Company paid less than $0.1 million each year for the use of an aircraft owned by the Chairman of the Company.

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
On April 12, 2019, the Company refinanced its 2017 Term Loan Facility with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”). These borrowings were used to repay in full the $319.4 million outstanding principal balance of the 2017 Term Loan Facility, pay fees and expenses and resulted in net cash proceeds of $48.2 million, which increased the Company’s cash balance. Under the terms of the 2017 Term Loan Facility, the Company was eligible to repay, refinance or reprice the outstanding principal amount of the loan facility as of April 12, 2019 without any incremental premium or other charge.

	As of December 31,
	2019	2018
	(in thousands)
Term Loan Facility carrying value	$358,003	$319,479
Unamortized discount	2,365	1,313
Unamortized debt issuance costs	5,257	7,333
Total Term Loan Facility	365,625	328,125
Current maturities of Term Loan Facility	(18,750)	(35,000)
Total long-term debt	$346,875	$293,125

Effective with the refinancing in April 2019, borrowings under the Term Loan Facility bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%, which represents a 50 basis point reduction from the applicable borrowing rates of the 2017 Term Loan Facility. Borrowings under the Term Loan Facility and 2017 Term Loan Facility had a weighted average interest rate for the years ended December 31, 2019 and 2018 of 5.7% and 5.8%, respectively (with the borrowing rate ranging from 5.0% to 6.6% and from 5.1% to 6.6%, respectively).
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. In addition, beginning for the year ended December 31, 2019, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. For each of the years ended December 31, 2019 and 2018, based upon the Company’s financial results, an excess cash flow payment was not required. The Company is also required to repay certain amounts of the Term Loan Facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. The Revolving Loan Facility was not refinanced and the amount, interest rate and maturity remained unchanged from the original terms. There have been no borrowings under the Revolving Loan Facility.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company’s borrowings under the Revolving Loan Facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At December 31, 2019 and 2018, the Company was compliant with all loan covenants.
In conjunction with the refinancing of the 2017 Term Loan Facility in April 2019, the Company incurred fees of $5.7 million, of which $2.7 million was recorded as deferred financing costs and $3.0 million was expensed. In addition, as a result of the refinancing, $1.8 million of previously deferred fees, or fees in aggregate of $4.8 million, were charged to expense and recorded as interest expense in the consolidated statements of operations. The deferred financing costs incurred in connection with the refinancing, along with the remaining unamortized costs from the 2017 Term Loan Facility which, as of April 2019, were $9.0 million, are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the consolidated statement of financial condition. For the years ended December 31, 2019 and 2018, in addition to the charge related to the refinancing in 2019, the Company incurred incremental interest expense of $1.9 million and $2.3 million, respectively, related to the amortization of these costs.
As of December 31, 2019, the carrying value of the Term Loan Facility, excluding the unamortized debt issuance costs and discount that are presented as a reduction to the debt principal balance, approximated the fair value. As the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 7 — Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.
During the year ended December 31, 2019, the Company made mandatory principal payments on the 2017 Term Loan Facility of $8.8 million and on the Term Loan Facility of $9.4 million, or $18.1 million in total. All mandatory repayments of the Term Loan Facility are applied without penalty or premium. Voluntary prepayments of borrowings under the Term Loan Facility are also permitted without penalty, however, in the event that all or any portion of the Term Loan Facility is prepaid or refinanced or repriced through any amendment prior to April 13, 2020, such prepayment, refinancing, or repricing would be at 101.0% of the principal amount so prepaid, refinanced or repriced.
In conjunction with the borrowing of the Term Loan Facility in October 2017, the Company used a portion of the proceeds to repay in full outstanding borrowings of $83.8 million under the previously existing revolving bank loan facility plus accrued interest. Interest on the previous revolving bank loan facility was based on the higher of 3.50% or the U.S. Prime Rate (4.25% at the time of repayment) and was payable monthly for the year ended December 31, 2017. The weighted average daily borrowings outstanding under the previous revolving bank loan facility for the portion of the year the obligation was outstanding were approximately $65.3 million and they had a weighted average interest rate of 4.2%.

Note 10 — Equity
In September 2017, the Company announced plans for a leveraged recapitalization, which included the authorization to repurchase up to $285 million of the Company’s common stock. As part of the refinancing in April 2019, the amount permitted and authorized for future share repurchases was increased to $339.1 million, or by $75.0 million from the amount repurchased in advance of the refinancing.
During the year ended December 31, 2019, the Company repurchased 3,275,641 shares of common stock through open market transactions at an average price of $16.93 per share, for a total cost of $55.5 million. During the year ended December 31, 2018, the Company repurchased 7,497,635 shares of common stock through a modified Dutch auction tender and open market transactions at an average price of $24.89 per share, for a total cost of $186.6 million. During the year ended December 31, 2017, the Company repurchased 3,777,548 shares of common stock through a tender offer and other open market transactions at an average price of $17.41 per share, for a total cost of $65.8 million. In addition, the Company incurred fees and expenses relating to tender offers of $0.2 million and $0.7 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, the Company has repurchased under the recapitalization plan 14,550,824 shares of common stock at an average price of $21.16 per share for a total cost of $307.9 million and had $31.2 million remaining and authorized under its repurchase plan.
In November 2017, the Company's then Chairman, through an entity controlled by him, and the Company's now Chairman and Chief Executive Officer, in his personal capacity and through an entity controlled by him, each purchased $10.0 million of the Company’s common stock, for an aggregate total of $20.0 million, and a total of 1,159,420 common shares were issued.
In connection with the acquisition of Cogent, the Company issued 779,454 shares of common stock on the acquisition date, April 1, 2015. In addition, the Company issued 334,048 shares of common stock shortly after the revenue target for the second two year period ended March 31, 2019 was achieved. The fair value of the contingent issuance of common shares was valued on the date of the acquisition at $11.9 million and was recorded as additional paid in capital in the consolidated statements of financial condition. Upon delivery of the shares in April 2019, the par value of the shares was transferred to common stock in the consolidated statement of financial condition. In addition, $1.2 million was reflected as an adjustment to additional paid-in capital in the consolidated statement of financial condition for the tax effect of the difference in the acquisition date value of the contingently issuable shares and the fair value of the shares when issued in April 2019. See “Note 7 — Fair Value of Financial Instruments” and “Note 11 — Earnings per Share”.
During 2019, 1,407,095 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 573,472 shares at an average price of $24.37 per share for a total cost of $14.0 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During 2018, 1,238,733 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 433,507 shares at an average price of $20.00 per share for a total cost of $8.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
Dividends declared and paid on outstanding common share were $0.20, $0.20 and $1.40 for each of the years ended December 31, 2019, 2018 and 2017, respectively. In addition, dividend equivalent amounts are accrued and paid on outstanding restricted stock units and amounted to $1.3 million, $1.1 million and $6.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and paid amounts are included in dividends paid on the consolidated statements of cash flows. In the event a restricted stock unit holder’s employment is terminated, to the extent dividends have been paid to the holder, a portion of the dividend equivalent amount is required to be paid back (a “clawback”) to the Company and is netted against the dividend equivalent amounts herein. See “Note 13 — Deferred Compensation — Restricted Stock Units”.

Note 11 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2019		2018		2017
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income (loss)	$10,978		$39,222		$(26,651)
Denominator for basic EPS — weighted average number of shares	24,025		26,813		32,075
Add — dilutive effect of:
Restricted stock units and Cogent Earnout shares	247	(1)	825	(1)	—	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	24,272		27,638		32,075
Earnings (loss) per share:
Basic EPS	$0.46		$1.46		$(0.83)
Diluted EPS	$0.45		$1.42		$(0.83)
For the year ended December 31, 2018, the weighted average number of shares and dilutive potential shares included 334,048 shares of common stock that were to be issued to certain selling unitholders of Cogent in April 2019 as the revenue target related to the Earnout was achieved during the quarter ended September 30, 2018. See “Note 7 — Fair Value of Financial Instruments”.
________________________
(1) Excludes 1,480,056, 672,518 and 2,617,043 outstanding restricted stock units that were antidilutive under the treasury stock method for the years ended December 31, 2019, 2018 and 2017, respectively, and thus were not included in the above calculation. As a result of the loss in the year ended December 31, 2017, this represented all unamortized restricted stock units. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.

Note 12 — Retirement Plan
The Company sponsors qualified defined contribution plans in certain jurisdictions. Qualified plans comply with applicable local laws and regulations. The Company incurred costs of $1.0 million, $1.3 million and $1.6 million for contributions to the retirement plans for the years ended December 31, 2019, 2018 and 2017, respectively. There was $0.1 million related to contributions due to the Retirement Plans included in compensation payable on the consolidated statements of financial condition at both December 31, 2019 and 2018.

Note 13 — Deferred Compensation
Restricted Stock Units
The Company has an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan, restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan are generally amortized ratably over a three to five-year service period following the date of the grant. Holders of restricted stock units are entitled to receive dividends declared on the underlying common stock to the extent the restricted stock units ultimately vest.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2019		2018
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	6,210,282	$22.73	5,396,728	$28.02
Granted	2,294,967	22.55	2,741,343	18.94
Delivered	(1,468,700)	27.58	(1,265,500)	36.63
Forfeited	(255,074)	22.84	(662,289)	23.49
Outstanding, December 31,	6,781,475	$21.60	6,210,282	$22.73

For the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $45.8 million, $38.4 million and $40.2 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2019, 2018 and 2017 was $22.55, $18.94 and $20.87, respectively. As of December 31, 2019, unrecognized restricted stock units compensation expense was $58.4 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.7 years.
The Company awards restricted stock units to employees under the equity incentive plan, primarily in connection with its annual bonus awards and compensation agreements for new hires. In certain jurisdictions, the Company may settle share-based payment awards in cash in lieu of shares of common stock to obtain tax deductibility. In these circumstances, the awards are settled in the cash equivalent value of the Company’s shares of common stock based upon their value at settlement date. These cash-settled share-based awards are remeasured at fair value at each reporting period.
The Company also awards performance-based restricted stock units (“PRSU”), as part of long-term incentive compensation to a limited number of key employees. The actual performance relative to target performance is measured quarterly and the probability-weighted likelihood of achievement is recorded.
Deferred Cash Compensation
As part of its long-term incentive award program, the Company grants deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest ratably over a three to five year service period, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Deferred cash compensation of $14.5 million and $12.1 million as of December 31, 2019 and 2018, respectively, is included in compensation payable in the consolidated statements of financial condition. As of December 31, 2019, total unrecognized deferred cash compensation (prior to the consideration of forfeitures) was approximately $6.0 million and is expected to be recognized over a weighted-average period of 0.7 years.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation expense from the amortization of deferred cash compensation, net of estimated forfeitures, of $8.9 million, $7.7 million and $13.1 million, respectively.

Note 14 — Commitments and Contingencies
Diversified financial institutions in certain jurisdictions in which we operate issued six and five letters of credit on behalf of the Company to secure office space leases, which totaled $9.8 million and $3.8 million at December 31, 2019 and 2018, respectively. These letters of credit were secured by cash held on deposit. At December 31, 2019 and 2018, no amounts had been drawn under any of the letters of credit. See “Note 3 — Cash and Cash Equivalents”.
The Company leases office space for its operations around the globe. See “Note 16 — Leases”.
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 15 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes.
The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Current taxes:
U.S. federal	$2,868	$1,868	$8,792
State and local	410	1,937	1,181
Foreign	4,982	9,968	1,786
Total current tax expense	8,260	13,773	11,759
Deferred taxes:
U.S. federal	293	202	14,626
State and local	(534)	50	795
Foreign	(574)	5,183	(827)
Total deferred tax (benefit) expense	(815)	5,435	14,594
Total tax expense	$7,445	$19,208	$26,353

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. These deferred taxes are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Changes in tax laws and accounting pronouncements enacted in the year ended December 31, 2017 significantly affected the Company’s income tax provision in subsequent years.
Effective in 2017, the Company was subject to a new accounting pronouncement which required it to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant price fair value of RSUs and the fair value of such awards at the time of vesting in addition to the income tax benefit for the tax effect of dividend payments on restricted stock units.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted making significant changes to U.S. corporate income tax laws by, among other things, lowering the corporate income tax rate from 35% to 21% beginning in 2018, imposing a one-time repatriation tax in the current year for the deemed repatriation of earnings of foreign subsidiaries previously tax deferred before the effective date of the legislation, and implementing a territorial-type tax system with a minimum tax for certain foreign earnings starting in 2018. Although the reduction in the corporate income tax rate was not effective until after the year ended December 31, 2017, the legislation required the Company to revalue its deferred tax assets and liabilities and charge to deferred tax expense the future impact of the lower corporate tax rate as of the effective date of the legislation. In accordance with ASC 740, this revaluation adjustment included the tax effect related to the change in corporate tax rates for foreign currency translation adjustments that had previously been accounted for as a tax adjustment in other comprehensive income in the consolidated statements of changes in stockholders’ equity. The effect of the revaluation of the Company’s deferred tax assets and liabilities resulted in a net charge of $15.4 million for the year ended December 31, 2017. Despite having significant tax deferred foreign earnings at the effective date of the legislation, the one-time repatriation tax charge for previously deferred earnings of foreign subsidiaries did not result in a charge in the tax provision for the year ended December 31, 2017, because the calculation of the deemed repatriation allows the offset of cumulative foreign earning by jurisdiction against cumulative foreign losses of other jurisdictions. The impact of the implementation of this territorial-type tax system did not have a significant impact in the income tax provisions for the tax years ended December 31, 2019 and is not expected to have a material impact in future years. As such, in order to better align its structure and operations with these new tax laws, the Company no longer intends to indefinitely reinvest its non-U.S. subsidiary earnings outside of the United States. In addition, the TCJA eliminated the performance award exception related to executive compensation, making certain compensation paid to covered employees non-deductible in current and future periods.

Effective in 2019, the Company adopted ASU No. 2016-02, Leases, requiring the recognition of lease assets and liabilities for operating leases. As part of the adoption of this new accounting standard, temporary differences are recognized for tax purposes and reflected separately in the balance sheet as deferred lease assets and lease liabilities.
Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Compensation and benefits	$21,706	$19,353
Depreciation and amortization	1,816	1,539
Cumulative translation adjustment	12,235	12,624
Operating loss carryforwards	4,644	5,256
Capital loss carryforwards	1,874	1,909
Lease asset	7,652	—
Other financial accruals	3,760	5,488
Valuation allowances	(2,409)	(2,463)
Total deferred tax assets	51,278	43,706
Deferred tax liabilities:
Lease liability	6,959	—
Other financial accruals	5,045	3,990
Total deferred tax liabilities	12,004	3,990
Net deferred tax asset	$39,274	$39,716

Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects that its largest deferred tax asset, which relates principally to compensation expense deducted for book purposes but not yet deducted for tax purposes, will be realized as offsets to future taxable income.
The Company’s deferred taxes for operating loss carryforwards relate to losses incurred in foreign jurisdictions. These jurisdictions had been profitable in prior years and the Company believes it is more likely than not they will be profitable in future years. However, management has carefully considered the need for a valuation allowance by evaluating each foreign jurisdiction separately and considering items such as historical and estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the full benefit of these operating loss carryforwards and other deferred tax assets in the majority of its foreign jurisdictions notwithstanding a nominal reserve of $0.5 million due to local tax rules. At December 31, 2019, the Company had foreign operating loss carryforwards, which in aggregate totaled $14.7 million, including the reserved amount. These operating loss carryforwards may be carried forward for six years and longer.
In addition to the valuation allowances against certain foreign operating loss carryforwards, the Company has previously recorded a valuation allowance against a deferred tax asset related to a capital loss carryforward in the United Kingdom. This capital loss was realized from the sale of an investment in the United Kingdom and can be carried forward indefinitely but can only be utilized against capital gain in the same jurisdiction. Since the Company has nominal remaining investments in the United Kingdom and considers it more likely than not that the Company will not generate a capital gain in the United Kingdom, the Company had previously established a full valuation allowance against this related deferred tax asset. As of December 31, 2019, the amount of the deferred tax asset and corresponding valuation allowance for the capital loss carryforward in the United Kingdom remained unchanged from the prior year and is $1.9 million.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2019, the Company does not expect any material changes in its tax provision related to any current or future audits.

The Company recognizes tax positions in the financial statements only when management believes it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed an analysis of its tax positions as of December 31, 2019, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties have been reported as other operating expenses in the consolidated statements of operations.
A reconciliation of the statutory U.S. federal income tax rate of 21% in 2019 and 2018 and of 35% in 2017 to the Company’s effective income tax rates is set forth below:

	For the Years Ended December 31,
	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax benefit	(0.5)	2.6	(499.9)
Benefits and taxes related to foreign operations	8.8	(1.5)	(2,796.3)
Charge related to Global Intangible Low-Taxed Income	2.0	1.3	—
RSU vesting and dividend discrete accounting charge or benefit	6.3	8.0	(486.2)
Charge related to non-deductible compensation	3.3	1.8	(38.7)
Rate change to deferred items related to Tax Cuts and Jobs Act	—	—	(5,193.7)
Other	(0.5)	(0.3)	127.9
Effective income tax rate	40.4%	32.9%	(8,851.9)%

For the year ended December 31, 2017, the rate reconciliation is not meaningful principally as result of the application of various material adjustments related to the TCJA on nominal pre-tax loss for the period.

Note 16 — Leases
The Company leases office space for its operations around the globe.
On May 16, 2019, the Company entered into a new Office Lease (the “Lease”) for its new principal executive offices in New York, N.Y. Rental payments are scheduled to commence on November 1, 2020 and shall continue for a term of 15 years and 3 months. As of December 31, 2019, the Lease is not included in operating lease right-of-use assets and operating lease obligations on the consolidated statement of financial condition as the Company does not yet have the right to use the premises.
All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 15.3 years. The Company incurred operating lease cost, excluding property taxes, utilities and other ancillary costs, of $15.3 million, $15.0 million and $15.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in occupancy and equipment rental in the condensed consolidated statements of operations.
As of December 31, 2019, the undiscounted aggregate minimum future rental payments are as follows:

(in thousands)
2020	$15,789
2021	13,374
2022	11,795
2023	10,523
2024	9,602
Thereafter	88,757
Total lease payments	149,840
Less: minimum future rental payments for which the lease has not commenced	(115,870)
Total lease payments for which the Company has a right-of use-asset and corresponding liability	33,970
Less: Interest	(3,220)
Present value of operating lease liabilities for which the Company has a right-of-use asset and corresponding liability	$30,750

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of December 31, 2019
Weighted average remaining lease term in years, including the lease for which the right to use has not commenced	12.1
Weighted average discount rate	5.8%

As of December 31, 2018, the approximate aggregate minimum future rental payments required as presented under the historical leasing standard in ASC 840 were as follows:

(in thousands)
2019	$15,872
2020	13,535
2021	5,153
2022	3,768
2023	3,000
Thereafter	4,629
Total lease payments	$45,957

Note 17 — Regulatory
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, the United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2019 and 2018, G&Co’s net capital was $24.5 million and $25.9 million, respectively, which exceeded its requirement by $23.2 million and $24.3 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 0.8 to 1 and 0.9 to 1 at December 31, 2019 and 2018, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule. As approved by FINRA in 2018, effective as of January 1, 2019, Greenhill Cogent, LP (GC LP) merged with G&Co, with G&Co being the sole surviving entity. The capital requirements did not change as a result of the merger.
GCI and GCE are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2019 and 2018, GCI, GCE, Greenhill Australia and our other regulated operations were in compliance with local capital adequacy requirements.

Note 18 — Business Information
The Company’s activities as an investment banking firm constitute a single business segment, with substantially all revenues generated from advisory services, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and capital advisory services.
The Company principally earns its revenues from advisory fees upon the successful completion of the client’s transaction or restructuring. In 2019, there was one client that accounted for approximately 11% of total revenues (advice to Total System Services, Inc. (TSYS) on its merger with Global Payments Inc.). For the years ended December 31, 2018 and 2017, there were no clients that accounted for more than 10% of total revenues.
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

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues
North America	$212,916	$193,707	$169,502
Europe	46,827	125,149	47,441
Rest of World	41,269	33,129	22,239
Total	$301,012	$351,985	$239,182
Operating income (loss)
North America	$38,116	$16,472	$19,887
Europe	(9,964)	57,736	(10,541)
Rest of World	17,691	6,660	(2,446)
Total	$45,843	$80,868	$6,900
Total assets
North America	$196,603	$198,313	$426,799
Europe	129,725	152,478	48,195
Rest of World	168,047	134,909	135,823
Total	$494,375	$485,700	$610,817

The Company's revenues are based on the country where the services were derived. For the years ended December 31, 2019, 2018 and 2017, the Company generated 67%, 52%, and 70%, respectively, of its total revenues from the United States and 12%, 29% and 15% respectively, of its total revenues from the United Kingdom. No other country had revenues which individually represented more than 10% of the Company’s total revenues during the years ended December 31, 2019, 2018 and 2017, respectively.
Included in the Company’s total assets are long-lived assets, excluding deferred tax assets and intangible assets, located in the United States of $22.8 million and $26.7 million at December 31, 2019 and 2018, respectively. No other country had long-lived assets, which individually represented more than 10% of the Company’s total long-lived assets at December 31, 2019 and 2018.

Note 19 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On January 30, 2020, the Board of Directors of the Company declared, by unanimous written consent, a quarterly dividend of $0.05 per share. The dividend will be payable on March 18, 2020 to the common stockholders of record on March 4, 2020.

Supplemental Financial Information Quarterly Results (unaudited)
The following represents the Company’s unaudited quarterly results for the years ended December 31, 2019 and 2018. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	For the Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
	(in millions, except per share data)
Revenues	$51.2	$56.1	$87.0	$106.7
Total operating expenses	65.5	62.5	61.8	65.4
Total operating income (loss)	(14.3)	(6.4)	25.2	41.3
Interest expense	5.8	10.6	5.7	5.2
Income (loss) before taxes	(20.1)	(17.0)	19.5	36.1
Provision (benefit) for taxes	(4.7)	(4.3)	4.5	11.9
Net income (loss)	$(15.4)	$(12.7)	$15.0	$24.2
Earnings (loss) per share:
Basic	$(0.64)	$(0.53)	$0.63	$1.05
Diluted	$(0.64)	$(0.53)	$0.63	$1.05

	For the Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(in millions, except per share data)
Revenues	$87.5	$88.5	$86.8	$89.1
Total operating expenses	68.5	69.0	66.1	67.5
Total operating income	19.0	19.5	20.7	21.6
Interest expense	5.3	5.6	5.7	5.9
Income before taxes	13.7	13.9	15.0	15.7
Provision for taxes	7.4	3.3	3.8	4.7
Net income	$6.3	$10.6	$11.2	$11.0
Earnings per share:
Basic	$0.21	$0.39	$0.45	$0.46
Diluted	$0.21	$0.38	$0.43	$0.45

(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S 1/A (No. 333-113526) filed on May 5, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
4.2**	Description of Greenhill & Co., Inc.'s Common Stock
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
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

10.17
Amendment No. 1 to Credit Agreement, dated April 12, 2019, by and among Greenhill & Co., Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2019).

10.18	*Greenhill & Co., Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019).
10.19	Lease between Rockefeller Center North, Inc. and Greenhill & Co., Inc. dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2019).
21.1**	List of Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP.
31.1***	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	The following financial information from Greenhill & Co., Inc's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

_____________________________________________

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to Form 10-K pursuant to Item 15(b) of this report.

**	Filed herewith.

***	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

E-2

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 28, 2020

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

II -1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SCOTT L. BOK
Scott L. Bok	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020

/s/ ROBERT F. GREENHILL
Robert F. Greenhill	Senior Chairman and Director	February 28, 2020

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020

/s/ STEVEN F. GOLDSTONE
Steven F. Goldstone	Director	February 28, 2020

/s/ MERYL D. HARTZBAND
Meryl D. Hartzband	Director	February 28, 2020

/s/ STEPHEN L. KEY
Stephen L. Key	Director	February 28, 2020

/s/ JOHN D. LIU
John D. Liu	Director	February 28, 2020

/s/ KAREN P. ROBARDS
Karen P. Robards	Director	February 28, 2020

II -2