Form 10-Q
period 2020-03-31
GREENHILL & CO INC
filed 2020-05-08
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of April 30, 2020, there were 18,783,088 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents ($9.7 million and $9.8 million restricted from use at March 31, 2020 and December 31, 2019, respectively)	$79,667	$113,975
Fees receivable, net of allowance for doubtful accounts of $1.1 million at both March 31, 2020 and December 31, 2019	56,079	77,766
Other receivables	12,847	2,519
Property and equipment, net of accumulated depreciation of $47.7 million at both March 31, 2020 and December 31, 2019	6,241	6,281
Operating lease right-of-use asset	23,908	28,346
Goodwill	192,462	205,992
Deferred tax asset, net	47,087	51,278
Other assets	15,219	8,218
Total assets	$433,510	$494,375
Liabilities and Equity
Compensation payable	$18,964	$26,878
Accounts payable and accrued expenses	12,459	12,412
Current income taxes payable	11,831	9,653
Operating lease obligations	25,889	30,750
Secured term loan payable	342,826	358,003
Deferred tax liability	11,466	12,004
Total liabilities	423,435	449,700
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 48,348,033 and 46,801,812 shares issued as of March 31, 2020 and December 31, 2019, respectively; 18,771,782 and 18,355,907 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	483	468
Restricted stock units	47,430	77,657
Additional paid-in capital	927,686	887,095
Retained earnings	60,202	69,093
Accumulated other comprehensive income (loss)	(48,147)	(34,115)
Treasury stock, at cost, par value $0.01 per share; 29,576,251 and 28,445,905 shares as of March 31, 2020 and December 31, 2019, respectively	(977,579)	(955,523)
Stockholders’ equity	10,075	44,675
Total liabilities and equity	$433,510	$494,375

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenues	$67,099	$51,195
Operating Expenses
Employee compensation and benefits	54,360	45,062
Occupancy and equipment rental	5,346	5,406
Depreciation and amortization	599	667
Information services	2,405	2,356
Professional fees	2,322	2,626
Travel related expenses	2,388	3,496
Other operating expenses	2,350	5,843
Total operating expenses	69,770	65,456
Total operating income (loss)	(2,671)	(14,261)
Interest expense	4,783	5,851
Income (loss) before taxes	(7,454)	(20,112)
Provision (benefit) for taxes	119	(4,726)
Net income (loss)	$(7,573)	$(15,386)
Average shares outstanding:
Basic	18,904,965	23,955,714
Diluted	18,904,965	23,955,714
Earnings (loss) per share:
Basic	$(0.40)	$(0.64)
Diluted	$(0.40)	$(0.64)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(7,573)	$(15,386)
Currency translation adjustment, net of tax	(14,032)	1,054
Comprehensive income (loss)	$(21,605)	$(14,332)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Common stock, par value $0.01 per share
Common stock, beginning of the period	$468	$450
Common stock issued	15	12
Common stock, end of the period	483	462
Restricted stock units
Restricted stock units, beginning of the period	77,657	71,596
Restricted stock units recognized, net of forfeitures	10,307	10,018
Restricted stock units delivered	(40,534)	(34,400)
Restricted stock units, end of the period	47,430	47,214
Additional paid-in capital
Additional paid-in capital, beginning of the period	887,095	846,721
Common stock issued	40,591	34,203
Additional paid-in capital, end of the period	927,686	880,924
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	—	1,958
Exchangeable shares of subsidiary delivered	—	—
Exchangeable shares of subsidiary, end of the period	—	1,958
Retained earnings
Retained earnings, beginning of the period, as previously reported	69,093	63,427
Cumulative effect of the change in accounting principle related to credit losses	(123)	—
Retained earnings, beginning of the period, as adjusted	68,970	63,427
Dividends	(1,195)	(1,346)
Net income (loss)	(7,573)	(15,386)
Retained earnings, end of the period	60,202	46,695
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(34,115)	(35,705)
Currency translation adjustment, net of tax	(14,032)	1,054
Accumulated other comprehensive income (loss), end of the period	(48,147)	(34,651)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(955,523)	(886,084)
Repurchased	(22,056)	(24,401)
Treasury stock, end of the period	(977,579)	(910,485)
Total stockholders’ equity	$10,075	$32,117

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(7,573)	$(15,386)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,039	1,244
Net investment gains	332	(114)
Restricted stock units recognized, net	10,307	10,018
Deferred taxes, net	7,520	3,369
Loss on fair value of contingent obligation	—	575
Allowance for doubtful accounts	797	—
Changes in operating assets and liabilities:
Fees receivable	20,728	16,412
Other receivables and assets	(15,611)	(15,776)
Compensation payable	(8,139)	(36,644)
Accounts payable and accrued expenses	(304)	(1,117)
Current income taxes payable	2,177	(4,324)
Net cash provided by (used for) operating activities	11,273	(41,743)
Investing activities:
Purchases of investments	(2,050)	—
Purchases of property and equipment	(696)	(314)
Net cash used in investing activities	(2,746)	(314)
Financing activities:
Repayment of secured term loan	(15,625)	(8,750)
Dividends paid	(970)	(1,656)
Purchase of treasury stock	(22,056)	(24,401)
Net cash used in financing activities	(38,651)	(34,807)
Effect of exchange rate changes	(4,184)	942
Net decrease in cash and cash equivalents	(34,308)	(75,922)
Cash and cash equivalents, beginning of the period	113,975	156,374
Cash and cash equivalents, end of the period	$79,667	$80,452
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,608	$5,378
Cash paid for taxes, net of refunds	$823	$1,753

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

Note 2 — Summary of Significant Accounting Policies
Basis of Financial Information
These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP), which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including compensation accruals and other matters. Management believes that it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior year information to conform to current year presentation.
Given the uncertainty of the COVID-19 pandemic and resulting economic impact on the Company, estimates may need to be revised in the future, which could materially impact the Company’s future results of operations and/or financial condition.
The condensed consolidated financial statements of the Company include all consolidated accounts of Greenhill & Co., Inc. and all other entities in which the Company has a controlling interest after eliminations of all significant inter-company accounts and transactions.
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2019 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $4.9 million and $3.9 million as of March 31, 2020 and December 31, 2019, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the three months ended March 31, 2020 and March 31, 2019, the Company recognized $0.6 million and $2.4 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $1.3 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded $0.8 million and $0.3 million in bad debt expense in the three months ended March 31, 2020 and 2019, respectively.
Included in the fees receivable balances at March 31, 2020 and December 31, 2019 were $9.0 million and $18.0 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
Credit risk related to fees receivable is disbursed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) under the modified retrospective approach. ASU 2016-13 replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (CECL) model which requires an estimate of future credit losses. Upon adoption, a cumulative adjustment was recorded which decreased retained earnings by $0.1 million, net of tax, as of January 1, 2020.

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
We test for impairment, at a minimum, on an annual basis or earlier where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. As of March 31, 2020, we do not believe it is more likely than not that our goodwill was impaired. If there are decreases in our stock price for a sustained period (including as a result of the impact of the COVID-19 pandemic on equity securities), a decline in our revenues or other unfavorable factors, we may be required to recognize an impairment, which could be material to our condensed consolidated financial statements.

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
Earnings per Share
The Company calculates basic earnings per share (“EPS”) by dividing net income by the weighted average number of shares outstanding for the period.
The Company calculates diluted EPS by dividing net income by the sum of (i) the weighted average number of shares outstanding for the period and (ii) the dilutive effect of the common stock deliverable pursuant to restricted stock units for which future service is required as calculated using the treasury stock method. See “Note 8 — Earnings per Share”.
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
The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. We assess positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction. As of March 31, 2020, we believe that no additional valuation allowance is required with respect to our deferred tax assets. However, if there are material declines in the assumptions underlying such assessment (including as a result of the impact of the COVID-19 pandemic on the U.S. and global economies), we may be required to record a valuation allowance, which could have a material impact on our condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes how companies measure credit losses on most financial instruments, including accounts receivable. Companies will be required to estimate lifetime expected credit losses, which is generally expected to result in earlier recognition of credit losses. The Company adopted this standard effective on January 1, 2020 under a modified retrospective approach. The cumulative effect of adopting this ASU was a net decrease to retained earnings of $0.1 million.
Accounting Developments
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
	(unaudited)
Cash	$36,065	$59,455
Cash equivalents	33,927	44,751
Restricted cash - letters of credit	9,675	9,769
Total cash and cash equivalents	$79,667	$113,975
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of March 31, 2020 and December 31, 2019, the Company had Level 1 assets measured at fair value.
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
Assets Measured at Fair Value on a Recurring Basis as of March 31, 2020

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2020
	(in thousands, unaudited)
Assets
Cash equivalents	$33,927	$—	$—	$33,927
Total	$33,927	$—	$—	$33,927
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
	(in thousands)
Assets
Cash equivalents	$44,751	$—	$—	$44,751
Total	$44,751	$—	$—	$44,751

Note 5 — Related Parties
At March 31, 2020 and December 31, 2019, the Company had no amounts receivable from or payable to related parties.

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
Effective with the refinancing in April 2019, borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25%, which represents a 50 basis point reduction from the applicable borrowing rates of the 2017 Term Loan Facility. Borrowings under the Term Loan Facility and 2017 Term Loan Facility had a weighted average interest rate for the three months ended March 31, 2020 and March 31, 2019 of 4.8% and 6.4%, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. In addition, beginning for the year ended December 31, 2019, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. The Company is also required to repay certain amounts in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. For the year ended December 31, 2019, based upon the Company’s financial results for 2019 an excess cash flow payment was not required. The Revolving Loan Facility was not refinanced and the amount, interest rate and maturity remained unchanged from the original terms. There have been no borrowings under the Revolving Loan Facility.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company’s borrowings under the Revolving Loan Facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At March 31, 2020, the Company was compliant with all loan covenants.
In conjunction with the refinancing of the 2017 Term Loan Facility in April 2019, the Company incurred fees of $5.7 million, of which $2.7 million was recorded as deferred financing costs and $3.0 million was expensed. In addition, as a result of the refinancing, $1.8 million of previously deferred fees, or fees in aggregate $4.8 million, were charged to expense and recorded as interest expense in the condensed consolidated statements of operations. The deferred financing costs incurred in connection with the refinancing, along with the remaining unamortized costs from the 2017 Term Loan Facility which, as of the date of the refinancing, were $9.0 million, are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million and $0.6 million related to the amortization of deferred financing costs for the three months ended March 31, 2020 and March 31, 2019, respectively.
As of March 31, 2020, the Term Loan Facility had a principal balance of $350.0 million and its carrying value was $342.8 million and no amounts were outstanding under the Revolving Loan Facility. At March 31, 2020, the fair value of the Term Loan Facility was approximately 90% of the outstanding principal balance. As the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 — Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.
During the three months ended March 31, 2020, the Company made principal payments on the Term Loan Facility of $15.6 million, which consisted of the first quarterly installment of $4.7 million due in March 2020 and the advance payment of $10.9 million that will be applied to pay in full the quarterly installments due in the second and third quarters of 2020 and a portion of the quarterly installment due in December 2020. All mandatory repayments of the Term Loan Facility are applied without penalty or premium. Effective April 14, 2020 all voluntary prepayments, including refinancing of all or part of the borrowings, under the Term Loan Facility are permitted to be made without penalty.

Note 7 — Equity
On March 18, 2020, a dividend of $0.05 per share was paid to stockholders of record on March 4, 2020. For both the three months ended March 31, 2020 and 2019, total dividend payments of $0.05 per share were paid to stockholders and dividend equivalent payments of $0.3 million were paid to or accrued for holders of restricted stock units.
During the three months ended March 31, 2020, the Company repurchased 489,704 common shares through open market transactions at an average price of $17.18, for a total cost of $8.4 million. Additionally, during the three months ended March 31, 2020, 1,539,706 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 640,642 shares at an average price of $21.30 per share for a total cost of $13.6 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the three months ended March 31, 2019, the Company repurchased 436,885 common shares through open market transactions at an average price of $26.68, for a total cost of $11.7 million. Additionally, during the three months ended March 31, 2019, 1,219,545 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 499,786 shares at an average price of $25.50 per share for a total cost of $12.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2020		2019
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$(7,573)		$(15,386)
Denominator for basic EPS — weighted average number of shares	18,905		23,956
Add — dilutive effect of:
Restricted stock units	—	(1)	—	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	18,905	(1)	23,956	(1)
Earnings (loss) per share:
Basic EPS	$(0.40)		$(0.64)
Diluted EPS	$(0.40)		$(0.64)
        The weighted average number of shares for basic EPS for the three months ended March 31, 2019 include 334,048 shares of common stock, which were issued to certain selling unitholders of Cogent in April 2019, due to the achievement of the earnout for the two year period ended March 31, 2019.
____________________
(1) In periods of income, the fully diluted denominator for diluted EPS would have been 21,969,654 and 24,612,969 for the three months ended March 31, 2020 and 2019, respectively. The calculation of the diluted EPS denominator in periods of income is based on the weighted average number of incremental shares issuable from unvested restricted stock units as calculated using the treasury stock method and will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2020		2019
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	6,781,475	$21.60	6,210,282	$22.73
Granted	2,835,498	8.26	1,691,387	25.27
Delivered	(1,571,070)	26.14	(1,241,970)	27.82
Forfeited	(2,139)	25.21	(143,864)	22.80
Outstanding, March 31,	8,043,764	$15.95	6,515,835	$22.40

Note 9 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the three months ended March 31, 2020 and 2019 include net charges of $1.8 million and $0.7 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of March 31, 2020, the Company does not expect any material changes in its tax provision related to any current or future audits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) was enacted in response to the COVID-19 pandemic which included temporary changes to income and non-income based tax laws including: (i) the elimination of the 80% of taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 and 2020; (ii) allowing NOLs originating in 2018, 2019 and 2020 to be carried back five years; (iii) increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020; and (iv) other related provisions including the deferral of certain tax payments. The CARES Act is not expected to have a material impact on the Company’s condensed consolidated financial statements based on current financial projections.

Note 10 — Leases
The Company leases office space for its operations around the globe.
All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 15.3 years. The Company incurred operating lease cost, excluding property taxes, utilities and other ancillary costs, of $3.7 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively, which is included in occupancy and equipment rental in the condensed consolidated statements of operations.

The undiscounted aggregate minimum future rental payments are as follows:

	As of
	March 31,	December 31,
	2020	2019
	(in thousands)
	(unaudited)
2020 (remainder)	$11,516	$15,789
2021	13,040	13,374
2022	11,512	11,795
2023	10,274	10,523
2024	9,403	9,602
Thereafter	88,714	88,757
Total lease payments	$144,459	$149,840
Less: minimum future rental payments for which the lease has not commenced (1)	(115,870)	(115,870)
Total lease payments for which the Company has a right-of use-asset and corresponding liability	28,589	33,970
Less: Interest	(2,700)	(3,220)
Present value of operating lease liabilities	$25,889	$30,750
____________________
(1) On May 16, 2019, the Company entered into a new Office Lease (the “Lease”) for its new principal executive offices in New York, N.Y. Rental payments are scheduled to commence on November 1, 2020 and shall continue for a term of 15 years and 3 months. As of March 31, 2020, the Lease is not included in operating lease right-of-use assets and operating lease obligations on the condensed consolidated statement of financial condition as the Company does not yet have the right to use the premises.

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	March 31,	December 31,
	2020	2019
	(unaudited)
Weighted average remaining lease term in years, including the lease for which the right to use has not commenced	12.2	12.1
Weighted average discount rate	5.8%	5.8%

Note 11 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2020, G&Co’s net capital was $29.5 million, which exceeded its requirement by $29.0 million. G&Co’s aggregate indebtedness to net capital ratio was 0.3 to 1 at March 31, 2020. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI and GCE are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of March 31, 2020, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.

On April 23, 2020, the Board of Directors of the Company declared, by unanimous written consent, a quarterly dividend of $0.05 per share. The dividend will be payable on June 17, 2020 to the common stockholders of record on June 3, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Greenhill”, “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and subsequent Forms 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “could”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things, uncertainties associated with the coronavirus (“COVID-19”) pandemic, including the negative effect that the COVID-19 pandemic has had and the significant and adverse effect it is expected to continue to have on our business. You should consider the various risks outlined under “Risk Factors” in our 2019 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot give assurances that these expectations will be achieved, nor can we guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations, whether as a result of new information, future developments or otherwise.

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
Over our 24 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia in 2010. Additionally, we expanded the breadth of our advisory services through our acquisition in 2015 of Cogent, which extended our services to capital advisory related to the secondary fund placement market as well as through the recent recruitment of a number of managing directors focused on financing and restructuring advisory services. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Brazil, Spain and Singapore. We expect to add a Paris office shortly, subject to regulatory approval. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2020, we have recruited 2 additional client facing managing directors to expand our reach in the U.K. and enhance our restructuring efforts. We also announced the addition of 2 senior advisors focused on France and Japan. As of April 30, 2020, we had 81 client facing managing directors, including those whose recruitment we had announced through that date.

Business Environment and Outlook /Factors Affecting Our Results
Recent Developments. In the first quarter of 2020, regional outbreaks of COVID-19 became a global pandemic of extraordinary proportion and impact. In response most governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional and more restrictive proclamations and/or directives may be issued in the future. We have temporarily transitioned our employees to remote operations to ensure their safety. Our teams have utilized technology to adapt quickly, employing virtual and secure cloud-based systems to continue communicating, collaborating and conducting client business in this new environment.
As a result of the global pandemic, there has been significant disruption and uncertainty in the domestic and international economies and financial markets. As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions as a consequence of COVID-19, it is expected that the volume of global M&A transactions will decrease and the timing of transaction closings will be extended or disrupted, with some announced transactions being terminated.
Beginning in the first quarter of 2020, we began to see the effect of the unfavorable market conditions caused by COVID-19 on our business. We also observed an increase in market volatility that began at the early stages of the pandemic immediately impacted our capital advisory business, which is typically adversely impacted during periods of market volatility. On the other hand, the activity of our financing advisory and restructuring business, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, has been active and is expected to have increased revenue. However, our financing and advisory and restructuring business is smaller than our mergers and acquisitions advisory business, and the revenues we generate from that business are unlikely to fully offset weakness in the revenue generation from our merger and acquisition advisory and capital advisory services.
In the near-term, we expect a challenging revenue environment from elevated uncertainty, a downturn in global M&A activity and capital market volatility. The extent to which the COVID-19 pandemic and the related global economic crisis adversely affects our business, results of operations and liquidity and financial condition, will depend on the future developments that are highly uncertain and beyond our control. These developments include the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic; and the effect on our clients, employees and third-party providers.
For additional information, see “Risk Factors” in our 2019 Annual Report on Form 10-K and in “Item 1A — Risk Factors” in this Form 10-Q.
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. While we have remained fully operational and continued to maintain client dialogues, win new assignments and assist clients in getting to agreement and completion of important transactions. However, the economic and market reaction to the pandemic negatively affected our results for the first quarter, as many M&A and capital advisory transactions were impacted.
Our revenues are derived from fees we earn on advisory services we provide related to M&A, restructuring and capital raising transactions. As a result, the volume of global and regional transactional activity will have a significant impact on our results of operations. In the first quarter of 2020, we experienced an increase in the number and scale of M&A transactions, particularly in Europe, and we experienced a decline in capital advisory fees. At the same time, global deal activity in the first quarter of 2020, as compared to the same period in the prior year, was relatively weak in terms of both the number and volume of announced and completed transactions. The number and volume of announced transactions globally decreased by 13% and 31%, respectively, in the first three months of 2020 versus the same period in the prior year. The number and volume of completed transactions globally decreased by 16% and 34%, respectively, in the same period1. The economic and market reaction to the pandemic negatively affected our results for the first quarter, as many M&A and capital advisory transactions were impacted. While the second quarter will be similarly impacted, we maintain a positive outlook for the second half of the year and early 2021 based on some large announced M&A transactions that remain pending, a rapidly growing book of restructuring advisory assignments and the potential for rebounding capital advisory activity once marked down private equity valuations are available. However, in the market generally, there has recently been an increase in the number of pending deals that have been terminated prior to closing or where one party is seeking not to close. We receive only a portion of our fee, or in some cases no fee, if the deals we advise on are terminated or otherwise do not close.

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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of April 23, 2020.

Results of Operations
Revenues
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
Revenues were $67.1 million in the first quarter of 2020 compared to $51.2 million in the first quarter of 2019, an increase of $15.9 million, or 31%. Increases in transaction completion and announcement fees, particularly in Europe, and restructuring retainer fees were partially offset by a decline in capital advisory fees.
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
Our total operating expenses for the first quarter of 2020 were $69.8 million, which compared to $65.5 million of total operating expenses for the first quarter of 2019. The increase in total operating expenses of $4.3 million, or 7%, principally resulted from an increase in our compensation and benefits expenses, partially offset by a decrease in our non-compensation operating expenses, both as described in more detail below.

The following table sets forth information relating to our operating expenses.

	For the Three Months Ended March 31,
	2020	2019
	(in millions, unaudited)
Employee compensation and benefits expenses	$54.4	$45.1
% of revenues	81%	88%
Non-compensation operating expenses	15.4	20.4
% of revenues	23%	40%
Total operating expenses	69.8	65.5
% of revenues	104%	128%
Total operating income (loss)	(2.7)	(14.3)
Operating profit margin	NM	NM
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
Our employee compensation and benefits expenses in the first quarter of 2020 were $54.4 million compared to $45.1 million for the first quarter of 2019. The increase in expense of $9.3 million was principally attributable to growth in professional headcount and an increase in incentive compensation. The ratio of compensation to revenues for the three month period in 2020 was 81% as compared to 88% for the same period in 2019.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Operating Expenses
Our non-compensation operating expenses are generally relatively fixed year to year with increases generally dependent on our geographic expansion to new locations, strategic business expansion, general inflation-related increases in rent and other costs we incur and, to a much lesser extent, on an increase in headcount within our existing locations. Due to the COVID-19 pandemic, our travel expense declined during the quarter ended March 31, 2020. We expect that constraints on travel will exist for the near-term.
For the three months ended March 31, 2020, our non-compensation operating expenses of $15.4 million decreased by $5.0 million, or 24%, as compared to $20.4 million in the first quarter of 2019. The decrease in non-compensation expenses principally resulted from lower travel costs as a result of the global pandemic and the recognition of a foreign exchange gain related to our foreign investments as compared to a foreign exchange loss in the same period in the prior year.
Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2020 were 23% compared to 40% for the same period in 2019. The decrease in non-compensation expenses as a percentage of revenues resulted from the effect of spreading lower non-compensation costs over higher revenues in the first quarter of 2020 as compared to the same period in 2019.
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

Interest Expense
For the three months ended March 31, 2020, we incurred interest expense of $4.8 million, a decrease of $1.1 million as compared to $5.9 million for the same period in 2019. For the first quarter of 2020 as compared to the same period in 2019, the benefits realized from decreases in the market borrowing rate and our interest rate spread, which was reduced as part of our term loan refinancing in April 2019, were partially offset by a higher average borrowing outstanding as a result of proceeds we received from the refinancing.
The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods.

Provision for Income Taxes
For the three months ended March 31, 2020, due to our pre-tax loss we recognized an income tax benefit of $0.1 million. This compared to a benefit for income taxes for the same period in 2019 of $4.7 million.
The income tax expense and benefit recorded for the three months ended March 31, 2020 and 2019 included charges of $1.8 million and $0.7 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these charges, the effective income tax rate for the quarters ended March 31, 2020 and 2019 would have been 22% and 27%, respectively. The lower effective rate for the quarter ended March 31, 2020 principally resulted from higher earnings from the U.K., which are taxed at a lower rate than the U.S.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under the credit agreement. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At March 31, 2020, we had cash and cash equivalents of $79.7 million.
We generate substantially all of our cash from advisory fees. We use our cash primarily for recurring operating expenses, the service of our debt, the repurchase of our common shares, and the funding of leasehold improvements for the build out of office space. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. In addition, we generally make interest payments on our debt on a monthly basis. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt service payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2020, we had fees receivable of $56.1 million, including long-term receivables related to primary capital advisory engagements of $9.0 million, the majority of which we expect to collect over the remainder of the year.
As part of our recapitalization, in October 2017, we entered into a credit agreement with a syndicate of lenders, who loaned us $350.0 million under a five-year secured term loan B facility (“2017 TLB”) and provided us with a three-year secured revolving credit facility of $20.0 million, which was undrawn at closing and has remained undrawn.
On April 12, 2019, we refinanced the 2017 TLB entered into a new $375.0 million five-year term loan B facility (“TLB”). We used a portion of the proceeds to repay in full the outstanding principal balance of the 2017 TLB of $319.4 million and pay fees and expenses, with remaining net proceeds of $48.3 million. We did not incur a prepayment premium in conjunction with the refinancing.

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
The new TLB requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), which began on September 30, 2019 and continue through March 31, 2024, with the remaining balance ($285.9 million assuming the payment of only quarterly principal amortization payments during the term) due at maturity on April 12, 2024. During the quarter ended March 31, 2020, we made principal payments of $15.6 million, including the mandatory principal payment of $4.7 million and $10.9 million that will be applied to pay in full the quarterly installments due in the second and third quarters of 2020 and a portion of the quarterly installment due in December 2020. As of March 31, 2020, the new TLB had an outstanding principal balance of $350.0 million. In addition to the required quarterly principal amortization, we may be required to make annual repayments of principal on the TLB within 90 days of year-end of up to 50% of our excess cash flow as defined in the credit agreement. For the year ended December 31, 2019, an excess cash flow payment was not required. The excess cash flow payment for 2020 is based on our annual financial performance for the year and working capital position at year-end, we are currently not able to estimate the amount of repayment, if any, that may be payable on March 31, 2021. Such payment, if any, will be applied to the next quarterly principal installment payment. We are also required to repay certain amounts of the term loan facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. All mandatory repayments of the TLB will be applied without penalty or premium. Voluntary prepayments of borrowings under the TLB are also permitted without penalty. Beginning April 13, 2020, subject to market conditions, we may seek to reprice, modify and/or amend the loan facility to further reduce our borrowing rate, modify restricted payment covenants and take other actions to increase our flexibility with respect to our uses of free cash flow.
The TLB and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At March 31, 2020, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
The $20.0 million revolving loan facility that was part of the Company’s recapitalization in October 2017, matures in October 2020 and remains available to the Company for its working capital needs and other general corporate purposes. The amount, interest rate (LIBOR plus 3.75%) and maturity of the revolving loan facility were unchanged as a result of the April 2019 refinancing. No scheduled principal payments are required on amounts drawn on the revolving loan facility until the maturity date. Any borrowings under the new revolving loan facility may be repaid and reborrowed. We may seek to extend the revolving loan facility beyond its October 2020 maturity date or replace it with another revolving loan facility as may be permitted under the credit agreement.
In October 2017, as part of our recapitalization, we commenced a program to repurchase our common shares. As part of that program during the period from October 2017 to December 31, 2019, we repurchased 14,550,824 common shares through open market purchases (including pursuant to 10b5-1 plans) and tender offers at an average price of $21.16 per share, for a total cost of $307.9 million. With the completion of a significant portion of our repurchase plan, and recognizing that the amount of repurchases of common stock and common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities that may be permitted by our credit agreement will evolve year to year, we are now shifting to an annual target for repurchases of common stock and common stock equivalents.
In January 2020, our Board of Directors took into account the amount permitted for repurchases of our common stock and common stock equivalents under our credit agreement and authorized the repurchase of our common stock and common stock equivalents of up to $60.0 million for the year ended December 31, 2020. Under this authority, we may make repurchases of our common stock through various means, which could include open market purchases (including pursuant to 10b5-1 plans) and privately negotiated transactions. Through April 30, 2020, under this authority we have repurchased 489,704 shares of our common stock for $8.4 million and we are deemed to have repurchased 640,642 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $13.6 million and had $38.0 million remaining and authorized for repurchase during the remainder of 2020. The price and timing of any future share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, use of cash for debt repayments, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for 2020 or the amount authorized in any future year.
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
Under our credit agreement, we are restricted in the amount of cash we may use to repurchase our common stock and common stock equivalents and/or to make dividend distributions. As we generate cash from operations and subject to our expected operating needs, we intend to balance the return of cash to our shareholders against deleveraging our outstanding debt position. In light of current market uncertainty, for the foreseeable future our primary focus has shifted to further debt repayment rather than share repurchases.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at April 30, 2020, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $34.5 million (as calculated based upon the closing share price as of April 30, 2020 of $10.67 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $0.7 million remains payable in 2020, $9.5 million will be payable in 2021, $11.8 million will be payable in 2022, $6.5 million will be payable in 2023, $3.7 million will be payable in 2024, and $2.3 million will be payable in 2025. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at April 30, 2020, we estimate payments of $19.8 million over the next five years, of which $1.0 million remains payable in 2020, $8.6 million will be payable in 2021, $5.3 million will be payable in 2022, $3.6 million will be payable in 2023, $1.1 million will be payable in 2024 and less than $0.1 million will be payable in 2024 and after. We will realize a corporate income tax deduction at the time of payment.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. During 2020, we will be relocating our headquarters office to new office space in New York City. During 2020, we expect to fund from our operating cash flow leasehold improvement costs, net of tenant improvement allowance, of up to approximately $12.0 million, and over the longer term expect to reduce our annual rent cost by approximately $3.5 million from the amount we currently incur.

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
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, which include, among other things, our tax obligations, interest and principal payments on our loan facilities, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. In light of the COVID-19 pandemic, we will continue to evaluate and take actions, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. However, depending on the extent and duration of the pandemic, there is no assurance that our cash flow will be sufficient to allow us to meet our operating obligations and make timely principal and interest payments under the credit agreement. If we are unable to fund our operating and debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default of our debt agreement would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Cash Flows
In the three months ended March 31, 2020, our cash and cash equivalents decreased by $34.3 million from December 31, 2019, including a decrease of $4.2 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $11.3 million from operating activities, which consisted of $12.4 million from operating earnings after giving effect to non-cash items, partially offset by a net increase in working capital of $1.1 million. We used $2.7 million in investing activities to fund investments and equipment purchases. We used $38.7 million in financing activities, including $15.6 million for the quarterly principal term loan payments (including the mandatory principal payment of $4.7 million and $10.9 million that will be applied to pay in full the quarterly installments due in the second and third quarters of 2020 and a portion of the quarterly installment due in December 2020), $8.4 million for open market repurchases of our common stock, $13.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $1.0 million for the payment of dividends.
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

Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Market Risk
Our business is not capital-intensive and as such, is not subject to significant market or credit risks. Notwithstanding, the COVID-19 global health crisis and its impact on the U.S. and  global economies could have a material adverse effect on the Company’s condensed consolidated financial statements.

Risks Related to Cash and Short-Term Investments
Our cash and cash equivalents are principally held in depository accounts and money market funds and other short-term highly liquid investments with original maturities of three months or less. We maintain our depository accounts with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Further, we do not believe our cash equivalent investments are exposed to significant credit risk or interest rate risk due to the short-term nature and high quality of the underlying investments in which the funds are invested.
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
Exchange Rate Risk
We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated assets and liabilities. Non-functional currency related transaction gains and losses are recorded in the consolidated statements of operations.
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which included the United Kingdom, Europe, and Australia. During the three months ended March 31, 2020, as compared to the same period in 2019, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and the Australian dollar. In aggregate, there was a slight negative impact on our revenues in the three months ended March 31, 2020 as compared to the same period in 2019 as a result of the timing of recognition of foreign revenues. We did not deem the impact significant. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% (prior to the April 2019 refinancing the borrowing rate was the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%). Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of March 31, 2020, we had $350.0 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of March 31, 2020, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by approximately $3.5 million.

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

Item 4.  Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

Item 1A.  Risk Factors
This Item 1A. should be read in conjunction with "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than with respect to the discussion below, there have been no material changes in our risk factors from those disclosed in our 2019 Annual Report on Form 10-K.
Continued adverse economic conditions as a result of the COVID-19 pandemic could potentially have a material adverse impact on our business, financial condition, liquidity and results of operations, the extent of which is not known, predictable or under our control.
As result of the rapid worldwide spread of the COVID-19 global pandemic, there has been significant disruption and uncertainty in the domestic and international economies and financial markets. As a financial services firm, adverse conditions in the global financial markets and economic conditions throughout the world could materially adversely affect our operating results and financial condition.
It is uncertain how long and the extent to which our business will be negatively impacted by COVID-19 and the associated economic and market downturn. During periods of unfavorable market or economic conditions, including current market conditions, it is expected that the volume of global M&A transactions will decrease and the timing of transaction closings will be extended. For the near term, our results of operations are expected to be adversely affected by such reduction in the volume or value of such advisory transactions and the extension of timing to close. In addition, in the market generally, there has recently been an increase in the number of pending deals that have been terminated prior to closing or where one party is seeking not to close. We receive only a portion of our fee, or in some cases no fee, if the deals we advise on are terminated or otherwise do not close.
Over the longer term, the impact of COVID-19 on our operations is unpredictable and will be significantly driven by other factors that are beyond our control, including, for example: government restrictions on business operations, in-person meetings and travel the timing, scope and effectiveness of additional governmental responses to the pandemic; medical advancements providing treatments for COVID-19, the timing and speed of economic recovery; proposed or potential legislation designed to restrain M&A and other financial transactions during the pandemic. While government restrictions imposed in connection with COVID-19 may be relaxed or suspended if and when  the COVID-19 pandemic abates, they may also be reinstated as the pandemic continues to evolve, and the relaxation or suspension of such actions may not be successful in restarting economic activity. The scope and timing of any such actions or reinstatements is difficult to predict.
The further spread of the COVID-19 outbreak could materially adversely impact us due to a reduction in the demand for our services, delay of client decisions to transact in an uncertain environment or possible deterioration in our clients’ financial condition and their ability to pay for our services. Without adequate generation of revenues to meet our operating needs, we would not have sufficient cash flow to pay interest and principal on our debt obligations. Further, due to our existing debt obligations, we have limitations on our additional financial flexibility and our failure to fund or refinance our existing debt obligations could result in default.
A sustained economic downturn may also result in the carrying value of our goodwill and long-lived assets exceeding their fair value, which may require us to recognize an impairment to those assets. This could have a material impact on our consolidated financial statements and impair our ability to pay dividends or repurchase shares of our common stock.

The COVID-19 pandemic may exacerbate many of the other risks previously described in our 2019 Annual Report on Form 10-K, including cybersecurity, financial reporting and other operational functions.
The Company may encounter increased operational risks arising from changes in the way it has begun to conduct its business during the COVID-19 pandemic. Since the governments in the jurisdictions in which we operate enacted “work at home” requirements, the vast majority of our employees, as well as our clients, are working remotely and rely heavily on technology to perform their jobs. We are prepared to operate in this manner for the foreseeable future. However, risks arising from our reliance on remote communications, virtual meetings and other forms of technology could include elevated cybersecurity risks and difficulty protecting Company and client confidential communications. The Company may also experience impairments or declines in the effectiveness, capabilities and capacity of certain technology we employ, including issues with virtual meetings or other remote communications systems. Furthermore, the Company’s increased reliance during the pandemic on technology for conducting certain corporate functions, such as financial reporting and administration of internal controls, may not be as effective as our historical practice of reliance on a combination of technology and in-person resources. If the Company experiences cybersecurity issues, is unable to protect confidential information, or is unable to adequately provide services or perform corporate functions, all or portions of the Company’s ability to conduct business and operate may be impaired. In such event, the Company’s financial condition and results of operations could be materially adversely affected.
The COVID-19 pandemic could adversely impact the health and welfare of our client-facing professionals, as well as our executive officers and other employees of our Company, which could have a material adverse effect on our ability to win and execute client engagements and our results of operations.
Our client-facing professionals provide unique and highly specialized skills and knowledge to our clients. We rely heavily on our client-facing professionals to win and execute client engagements. If the health and welfare of client-facing professionals or executive officers providing critical corporate functions deteriorates, or the number of employees so afflicted becomes significant, our ability to win business, provide client services and manage operations could be materially adversely affected.
In addition to the risk factors disclosed above, the COVID-19 pandemic  may exacerbate many of the other risks described in our 2019 Annual Report on Form 10-K.
The risks described in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the first quarter 2020:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January	345,723	$16.47	345,723	$54,307,273
February	143,981	$18.88	143,981	37,943,352
March	—	$0.00	—	37,943,352
Total	489,704		489,704	$37,943,352
_____________________________________________
(1)Excludes 640,642 shares we are deemed to have repurchased in the first quarter of 2020 at an average price of $21.30 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)For the year ended December 31, 2020, our Board of Directors has authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of up to $60.0 million. The dollar value of shares that may yet be repurchased is calculated based on the repurchases of equity securities disclosed in the table as well as the deemed repurchases of common stock equivalents discussed in note (1) above.

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
Dated: May 8, 2020

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

1