Form 10-Q
period 2020-06-30
GREENHILL & CO INC
filed 2020-08-07
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of July 31, 2020, there were 18,963,567 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents ($9.6 million and $9.8 million restricted from use at June 30, 2020 and December 31, 2019, respectively)	$84,550	$113,975
Fees receivable, net of allowance for doubtful accounts of $0.3 million and $1.1 million at June 30, 2020 and December 31, 2019, respectively	45,275	77,766
Other receivables	17,360	2,519
Property and equipment, net of accumulated depreciation of $48.3 million and $47.7 million at June 30, 2020 and December 31, 2019, respectively	7,323	6,281
Operating lease right-of-use asset	83,282	28,346
Goodwill	203,940	205,992
Deferred tax asset, net	59,138	51,278
Other assets	13,008	8,218
Total assets	$513,876	$494,375
Liabilities and Equity
Compensation payable	$22,067	$26,878
Accounts payable and accrued expenses	13,525	12,412
Current income taxes payable	8,255	9,653
Operating lease obligations	87,079	30,750
Secured term loan payable	343,274	358,003
Deferred tax liability	26,208	12,004
Total liabilities	500,408	449,700
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 48,526,550 and 46,801,812 shares issued as of June 30, 2020 and December 31, 2019, respectively; 18,887,477 and 18,355,907 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	485	468
Restricted stock units	52,257	77,657
Additional paid-in capital	933,315	887,095
Retained earnings	43,881	69,093
Accumulated other comprehensive income (loss)	(38,325)	(34,115)
Treasury stock, at cost, par value $0.01 per share; 29,639,073 and 28,445,905 shares as of June 30, 2020 and December 31, 2019, respectively	(978,145)	(955,523)
Stockholders’ equity	13,468	44,675
Total liabilities and equity	$513,876	$494,375

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$47,786	$56,084	$114,885	$107,279
Operating Expenses
Employee compensation and benefits	46,476	46,065	100,836	91,127
Occupancy and equipment rental	7,411	5,646	12,757	11,052
Depreciation and amortization	569	645	1,168	1,312
Information services	2,651	2,652	5,056	5,008
Professional fees	1,899	1,926	4,221	4,552
Travel related expenses	118	3,363	2,506	6,859
Other operating expenses	3,772	2,155	6,122	7,998
Total operating expenses	62,896	62,452	132,666	127,908
Total operating income (loss)	(15,110)	(6,368)	(17,781)	(20,629)
Interest expense	3,728	10,621	8,511	16,472
Income (loss) before taxes	(18,838)	(16,989)	(26,292)	(37,101)
Provision (benefit) for taxes	(3,870)	(4,292)	(3,751)	(9,018)
Net income (loss)	$(14,968)	$(12,697)	$(22,541)	$(28,083)
Average shares outstanding:
Basic	18,886,856	23,925,310	18,895,775	24,231,448
Diluted	18,886,856	23,925,310	18,895,775	24,231,448
Earnings (loss) per share:
Basic	$(0.79)	$(0.53)	$(1.19)	$(1.16)
Diluted	$(0.79)	$(0.53)	$(1.19)	$(1.16)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(14,968)	$(12,697)	$(22,541)	$(28,083)
Currency translation adjustment, net of tax	9,822	(1,326)	(4,210)	(272)
Comprehensive income (loss)	$(5,146)	$(14,023)	$(26,751)	$(28,355)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock, par value $0.01 per share
Common stock, beginning of the period	$483	$462	$468	$450
Common stock issued	2	5	17	17
Common stock, end of the period	485	467	485	467
Restricted stock units
Restricted stock units, beginning of the period	47,430	47,214	77,657	71,596
Restricted stock units recognized, net of forfeitures	10,526	11,656	20,833	21,674
Restricted stock units delivered	(5,699)	(1,959)	(46,233)	(36,359)
Restricted stock units, end of the period	52,257	56,911	52,257	56,911
Additional paid-in capital
Additional paid-in capital, beginning of the period	927,686	880,924	887,095	846,721
Common stock issued	5,629	3,722	46,220	37,925
Additional paid-in capital, end of the period	933,315	884,646	933,315	884,646
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	—	1,958	—	1,958
Exchangeable shares of subsidiary delivered	—	(1,958)	—	(1,958)
Exchangeable shares of subsidiary, end of the period	—	—	—	—
Retained earnings
Retained earnings, beginning of the period, as previously reported	60,202	46,695	69,093	63,427
Cumulative effect of the change in accounting principle related to credit losses	—	—	(123)	—
Retained earnings, beginning of the period, as adjusted	60,202	46,695	68,970	63,427
Dividends	(1,353)	(1,353)	(2,548)	(2,699)
Net income (loss)	(14,968)	(12,697)	(22,541)	(28,083)
Retained earnings, end of the period	43,881	32,645	43,881	32,645
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(48,147)	(34,651)	(34,115)	(35,705)
Currency translation adjustment, net of tax	9,822	(1,326)	(4,210)	(272)
Accumulated other comprehensive income (loss), end of the period	(38,325)	(35,977)	(38,325)	(35,977)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(977,579)	(910,485)	(955,523)	(886,084)
Repurchased	(566)	(5,379)	(22,622)	(29,780)
Treasury stock, end of the period	(978,145)	(915,864)	(978,145)	(915,864)
Total stockholders’ equity	$13,468	$22,828	$13,468	$22,828

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$(22,541)	$(28,083)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	2,056	2,336
Net investment (gains) losses	502	(75)
Restricted stock units recognized, net	20,833	21,674
Deferred taxes, net	8,026	1,353
Non-cash portion of loss on refinancing	—	1,759
Loss on fair value of contingent obligation	—	575
Allowance for doubtful accounts	(32)	—
Changes in operating assets and liabilities:
Fees receivable	32,361	18,533
Other receivables and assets	(18,958)	(18,926)
Payment of contingent obligation due selling unitholders of Cogent	—	(5,724)
Compensation payable	(5,198)	(30,105)
Accounts payable and accrued expenses	2,444	3,200
Current income taxes payable	(1,398)	(5,809)
Net cash provided by (used for) operating activities	18,095	(39,292)
Investing activities:
Purchases of investments	(2,050)	—
Proceeds from sales of investments	847	—
Distributions from investments	27	—
Purchases of property and equipment	(2,240)	(743)
Net cash used in investing activities	(3,416)	(743)
Financing activities:
Proceeds from refinancing of secured term loan, net	—	48,248
Repayment of secured term loan	(15,625)	(8,750)
Payment of contingent obligation due selling unitholders of Cogent	—	(13,144)
Dividends paid	(2,162)	(3,076)
Purchase of treasury stock	(22,622)	(29,780)
Net cash used in financing activities	(40,409)	(6,502)
Effect of exchange rate changes	(3,695)	(117)
Net decrease in cash and cash equivalents	(29,425)	(46,654)
Cash and cash equivalents, beginning of the period	113,975	156,374
Cash and cash equivalents, end of the period	$84,550	$109,720
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,102	$11,229
Cash paid for taxes, net of refunds	$4,843	$5,410

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization
Greenhill & Co., Inc. and subsidiaries (the “Company” or “Greenhill”) is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. The Company acts for clients located throughout the world from our global offices in the United States, Australia, Brazil, Canada, Germany, Hong Kong, Japan, Singapore, Spain, Sweden, and the United Kingdom. During the third quarter of 2020, we exited Brazil by selling our business there to the local team for a nominal sum.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $5.8 million and $3.9 million as of June 30, 2020 and December 31, 2019, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the six months ended June 30, 2020 and June 30, 2019, the Company recognized $1.9 million and $3.2 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $0.7 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively and $1.9 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a reversal of bad debt expense of $0.8 million in the three months ended June 30, 2020 and $0.1 million in bad debt expense in the three months ended June 30, 2019. The Company recorded a net reversal of bad debt expense of $0.1 million in the six months ended June 30, 2020 and $0.4 million in bad debt expense in the six months ended June 30, 2019.
Included in the fees receivable balances at June 30, 2020 and December 31, 2019 were $6.9 million and $10.5 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
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
We test for impairment, at a minimum, on an annual basis or earlier where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. As of June 30, 2020, we do not believe it is more likely than not that our goodwill was impaired. If there are decreases in our stock price for a sustained period (including as a result of the impact of the COVID-19 pandemic on equity securities), a decline in our revenues or other unfavorable factors, we may be required to recognize an impairment, which could be material to our condensed consolidated financial statements.
Compensation Payable
Included in compensation payable are discretionary compensation awards comprised of accrued cash bonuses and long-term incentive compensation, consisting of deferred cash retention awards, which are non-interest bearing, and generally amortized ratably over a three to five-year service period after the date of grant.
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
The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. We assess positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction. As of June 30, 2020, we believe that no additional valuation allowance is required with respect to our deferred tax assets. However, if there are material declines in the assumptions underlying such assessment (including as a result of the impact of the COVID-19 pandemic on the U.S. and global economies), we may be required to record a valuation allowance, which could have a material impact on our condensed consolidated financial statements.
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

The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in operating lease assets in the condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The straight-lining of rent expense results in differences in the operating lease right-of-use asset and operating lease obligations on the condensed consolidated statement of financial condition. Temporary differences are recognized for tax purposes and reflected separately in the condensed consolidated statement of financial condition as deferred lease assets and lease liabilities within deferred tax assets and deferred tax liabilities.
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
	(unaudited)
Cash	$53,447	$59,455
Cash equivalents	21,492	44,751
Restricted cash - letters of credit	9,611	9,769
Total cash and cash equivalents	$84,550	$113,975
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of June 30, 2020 and December 31, 2019, the Company had Level 1 assets measured at fair value.
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
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2020

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2020
	(in thousands, unaudited)
Assets
Cash equivalents	$21,492	$—	$—	$21,492
Total	$21,492	$—	$—	$21,492
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
	(in thousands)
Assets
Cash equivalents	$44,751	$—	$—	$44,751
Total	$44,751	$—	$—	$44,751

Note 5 — Related Parties
At June 30, 2020 and December 31, 2019, the Company had no amounts receivable from or payable to related parties.

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
Effective with the refinancing in April 2019, borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25%, which represents a 50 basis point reduction from the applicable borrowing rates of the 2017 Term Loan Facility. Borrowings under the Term Loan Facility and 2017 Term Loan Facility had a weighted average interest rate for the six months ended June 30, 2020 and June 30, 2019 of 4.2% and 6.1%, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. In addition, beginning for the year ended December 31, 2019, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. The Company is also required to repay certain amounts in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. For the year ended December 31, 2019, based upon the Company’s financial results for 2019 an excess cash flow payment was not required. The Revolving Loan Facility was not refinanced as part of the 2019 refinancing and the amount, interest rate and maturity remain unchanged from the original terms. There have been no borrowings under the Revolving Loan Facility.
The Term Loan Facility and Revolving Loan Facility are both guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company’s borrowings under the Revolving Loan Facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At June 30, 2020, the Company was compliant with all loan covenants.
In conjunction with the refinancing of the 2017 Term Loan Facility in April 2019, the Company incurred fees of $5.7 million, of which $2.7 million was recorded as deferred financing costs and $3.0 million was expensed. In addition, as a result of the refinancing, $1.8 million of previously deferred fees, or fees in aggregate of $4.8 million, were charged to expense and recorded as interest expense in the condensed consolidated statements of operations. The deferred financing costs incurred in connection with the refinancing, along with the remaining unamortized costs from the 2017 Term Loan Facility which, as of the date of the refinancing, were $9.0 million, are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million related to the amortization of deferred financing costs for each of the three months ended June 30, 2020 and 2019 and incremental interest expense of $0.9 million and $1.0 million related to the amortization of such costs for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the Term Loan Facility had a principal balance of $350.0 million and its carrying value was $343.3 million and no amounts were outstanding under the Revolving Loan Facility. At June 30, 2020, the fair value of the Term Loan Facility was approximately 94% of the outstanding principal balance. As the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 — Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

During the six months ended June 30, 2020, the Company made principal payments on the Term Loan Facility of $15.6 million, which were applied in full to the quarterly installments of $4.7 million due in March, June and September 2020 and the remainder applied to a portion of the quarterly installment due in December 2020. All mandatory repayments of the Term Loan Facility are applied without penalty or premium. Effective April 14, 2020 all voluntary prepayments, including refinancing of all or part of the borrowings, under the Term Loan Facility are permitted to be made without penalty.

Note 7 — Equity
On June 17, 2020, a dividend of $0.05 per share was paid to stockholders of record on June 3, 2020. For both the six months ended June 30, 2020 and 2019, total dividend payments of $0.10 per share were paid to stockholders. Dividend equivalent payments of $0.7 million and $0.6 million were paid to or accrued for holders of restricted stock units for the six months ended June 30, 2020 and 2019, respectively.
During the six months ended June 30, 2020, the Company repurchased 489,704 common shares through open market transactions at an average price of $17.18, for a total cost of $8.4 million. Additionally, during the six months ended June 30, 2020, 1,706,917 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 703,464 shares at an average price of $20.20 per share for a total cost of $14.2 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the six months ended June 30, 2019, the Company repurchased 737,190 common shares through open market transactions at an average price of $22.60, for a total cost of $16.7 million. Additionally, during the six months ended June 30, 2019, 1,275,051 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 519,017 shares at an average price of $25.27 per share for a total cost of $13.1 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$(14,968)		$(12,697)		$(22,541)		$(28,083)
Denominator for basic EPS — weighted average number of shares	18,887		23,925		18,896		24,231
Add — dilutive effect of:
Restricted stock units	—	(1)	—	(1)	—	(1)	—	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	18,887	(1)	23,925	(1)	18,896	(1)	24,231	(1)
Earnings (loss) per share:
Basic EPS	$(0.79)		$(0.53)		$(1.19)		$(1.16)
Diluted EPS	$(0.79)		$(0.53)		$(1.19)		$(1.16)
____________________
(1) In periods of income, the fully diluted denominator for diluted EPS would have been 20,973,282 and 24,116,240 for the three months ended June 30, 2020 and 2019, respectively, and 21,866,548 and 24,654,855 for the six months ended June 30, 2020 and 2019, respectively. The calculation of the diluted EPS denominator in periods of income is based on the weighted average number of incremental shares issuable from unvested restricted stock units as calculated using the treasury stock method and will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2020		2019
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	6,781,475	$21.60	6,210,282	$22.73
Granted	3,915,997	8.78	2,159,813	23.13
Delivered	(1,738,281)	26.80	(1,297,476)	27.91
Forfeited	(3,657)	25.68	(192,349)	23.37
Outstanding, June 30,	8,955,534	$14.91	6,880,270	$21.85

Note 9 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the six months ended June 30, 2020 and 2019 include net charges of $2.6 million and $0.8 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of June 30, 2020, the Company does not expect any material changes in its tax provision related to any current or future audits.
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
All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 15 years.

The undiscounted aggregate minimum future rental payments are as follows:

	As of
	June 30,	December 31,
	2020	2019
	(in thousands)
	(unaudited)
2020 (remainder)	$6,140	$15,789
2021	11,474	13,374
2022	11,222	11,795
2023	10,249	10,523
2024	9,362	9,602
Thereafter	85,513	88,757
Total lease payments	$133,960	$149,840
Less: minimum future rental payments for which the lease has not commenced (1)	—	(115,870)
Total lease payments for which the Company has a right-of use-asset and corresponding liability	133,960	33,970
Less: Interest	(46,881)	(3,220)
Present value of operating lease liabilities	$87,079	$30,750
____________________
(1) On May 16, 2019, the Company entered into a new office lease (the “Lease”) for its new principal executive office in New York, N.Y. Rental payments are scheduled to commence on January 1, 2021 and shall continue for a term of 15 years and 3 months. As of April 1, 2020, the Company obtained the right-to-use the premises for build out purposes and as such, recorded the operating lease right-of-use asset and operating lease obligation on the condensed consolidated statement of financial condition. The Company also began recording straight-line operating lease costs in occupancy and equipment rental in the condensed consolidated statement of operations as of April 1, 2020.

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	June 30,	December 31,
	2020	2019
	(unaudited)
Weighted average remaining lease term in years, including the lease for which the right to use had not commenced at December 31, 2019	12.5	12.1
Weighted average discount rate	6.8%	5.8%

Note 11 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2020, G&Co’s net capital was $14.5 million, which exceeded its requirement by $13.1 million. G&Co’s aggregate indebtedness to net capital ratio was 1.0 to 1 at June 30, 2020. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
GCI and GCE are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of June 30, 2020, GCI, GCE, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.

On July 22, 2020, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on September 16, 2020 to the common stockholders of record on September 2, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Greenhill”, “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the risk factors in item 1A of this Quarterly Report on Form 10-Q and subsequent Current Reports on Form 8-K.
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

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Canada, Germany, Hong Kong, Japan, Singapore, Spain, Sweden, and the United Kingdom.
We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown significantly, by recruiting talented managing directors and other senior professionals, acquiring complementary advisory businesses and training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring, and capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 16 offices across four continents.
Over our 24 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia in 2010. Additionally, we expanded the breadth of our advisory services through our acquisition in 2015 of Cogent, which extended our services to capital advisory related to the secondary fund placement market as well as through the recent recruitment of a number of managing directors focused on financing and restructuring advisory services. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Spain and Singapore. We expect to open a Paris office later this year following completion of regulatory conditions. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. During 2020, we have recruited 2 additional client facing managing directors to expand our reach in the U.K. and enhance our restructuring efforts. We also announced the addition of 2 senior advisors focused on France and Japan. Adjusted for the Managing Directors who are departed as a result of the sale of our Brazil business, as of July 31, 2020, we had 76 client facing managing directors.

Business Environment and Outlook /Factors Affecting Our Results
Recent Developments. During the first half of 2020, COVID-19 became a global pandemic of extraordinary proportion and impact. In response most governmental authorities issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. It is possible that additional and more restrictive proclamations and/or directives may be issued in the future. While a majority of our employees have worked remotely since March 2020, some of our employees have begun a gradual return to our office locations, in compliance with local government guidelines. During the period our employees have been working remotely, they have successfully utilized technology to employ virtual and secure cloud-based systems to continue communicating, collaborating and conducting client business in this new environment.
As a result of the global pandemic, there has been significant disruption and volatility in the domestic and international economies and financial markets and there continues to be much uncertainty about both the short and longer term economic implications. As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions as a consequence of COVID-19, it is expected that the volume of global M&A transactions will decrease and the timing of transaction closings will be extended or disrupted, with some announced transactions being terminated.
Beginning in the first quarter of 2020 and continuing through the second quarter, we were impacted by the unfavorable market conditions that COVID-19 caused on our business. During the first half of 2020 M&A activity fell to the lowest levels since the 2008 global financial crisis. M&A volume as a percentage of total stock market capitalization, a measure investors have historically used to monitor the M&A cycle, is at the lowest level since that figure was first measured in the 1980s. Despite the lack of M&A transaction activity during the first half of 2020, we have actually seen an increase in new assignment activity for M&A as compared to the same period last year. If market uncertainty declines and the economies rebound, we expect an improvement in M&A going forward. The challenge is simply determining the speed at which the transaction process will proceed given uncertainty and volatility created by the pandemic.
Similarly, the increase in market volatility that began at the early stages of the pandemic immediately impacted our capital advisory business and our transaction volume is far below its level for the same period in the prior year. The capital advisory business is typically adversely impacted during periods of market volatility. During the first half of 2020, there was a significant decrease in the market value of equity securities in the first quarter, followed by a substantial increase in the market value of such securities in the second quarter. This market volatility significantly reduced transaction volume in our capital advisory business. Further, as a result of this market volatility, it is expected that third quarter transaction activity will be impacted negatively as well. With institutional investment portfolio managers continuing to increase their private equity allocations and specialized funds focused on the secondary private market continuing to grow, we expect that the secondary market capital advisory business will return to pre-pandemic levels, and grow from there, once the level of volatility declines and there is greater clarity surrounding the global economic outlook.
On the other hand, during the first half of 2020, the activity of our financing advisory and restructuring business, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, has increased substantially compared to prior years. This increase in activity results from both an increase in assignments due to greater market opportunities arising as a result of the pandemic’s impact on many businesses and an increase in the size of our restructuring team, which was significantly expanded over the past two years. For the first six months of 2020, we have realized an increase in retainer fees and are beginning to realize an increase in completion fees. Given the time required for the restructuring process to get to completion, we expect that the restructuring business will increase its contribution to our total revenue in the second half of this year. Further, we expect the restructuring cycle to continue for the next few years as the impacts of the pandemic propagate and evolve, and based on our current assignments, some of which we expect to complete next year, we expect our restructuring revenues will continue to significantly contribute to our total revenues. However, our financial advisory and restructuring business is smaller than our mergers and acquisitions advisory business, and the revenues we generate from that business are unlikely to fully offset weakness in the revenue generation from our merger and acquisition advisory and capital advisory services.
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

During the third quarter, we exited Brazil by selling our business there to the local team for a nominal sum. In Brazil, we did not find the kind of larger cross border opportunities we have found in other markets. As a result, particularly given the weakness of the Brazilian currency, we generated modest dollar revenue and proved unable to generate a return on our investment in that market. Accordingly, we expect this move to be modestly accretive to our productivity and profitability statistics going forward.
For additional information, see “Risk Factors” in our 2019 Annual Report on Form 10-K and in “Item 1A — Risk Factors” in this Form 10-Q.
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. We are solely an advisory firm and our revenues are derived from fees we earn on advisory services related to M&A, financing advisory and restructuring, and capital advisory transactions. Throughout the global pandemic we have remained fully operational and continue to maintain client dialogues, win new assignments and assist clients in getting to agreement and completion of important transactions. However, the economic and market reaction to the pandemic negatively affected our results for the first half of 2020, as many M&A and capital advisory transactions were impacted. Offsetting this decline, we have benefited from a significant increase in restructuring assignments and related retainer fees.
The decreased volume of global and regional transactional activity has had a significant impact on our results of operation. In the first half of 2020, we experienced a decrease in the number of M&A transaction completions, however, this decrease in completions was more than offset by the larger size (and related fees) of the deals that were completed, particularly in Europe. Globally, deal activity in the first half of 2020, as compared to the same period in the prior year, declined substantially in terms of both the number and volume of announced and completed transactions. The number and volume of announced transactions globally decreased by 9% and 41%, respectively, in the first half of 2020 versus the same period in the prior year. The number and volume of completed transactions globally each decreased by 8% in the same period1.
We maintain a positive outlook for the second half of the year, particularly the fourth quarter, based on some large announced M&A transactions that remain pending, a rapidly growing book of restructuring advisory assignments and the potential for rebounding capital advisory activity as institutional investment portfolio managers continue to grow their private equity allocations. However, although we have experienced an increase in new assignment activity, in the market generally, many M&A transactions have either paused or are progressing slowly given the uncertainty created by the global pandemic. Depending on the duration of the pandemic and its expected impact on future economic activity it is possible that pending transactions may be terminated prior to closing, one party may seek not to close or the timing to complete deals could be further prolonged. We receive only a portion of our fee, or in some cases no fee, if the deals we advise on are terminated or otherwise do not close and our receipt of fees may be delayed if transactions take longer to close than expected.
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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of July 31, 2020.

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
Revenues were $47.8 million in the second quarter of 2020 compared to $56.1 million in the second quarter of 2019, a decrease of $8.3 million, or 15%. Increases in transaction completion fees and restructuring retainer fees were more than offset by declines in capital advisory fees and transaction announcement and opinion fees.
For the six months ended June 30, 2020, revenues were $114.9 million compared to $107.3 million in 2019, an increase of $7.6 million, or 7%. Increases in transaction completion fees, particularly in Europe, and restructuring retainer fees were partially offset by a decline in capital advisory fees.
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
Our total operating expenses for the second quarter of 2020 were $62.9 million, which compared to $62.5 million of total operating expenses for the second quarter of 2019. The slight increase in total operating expenses of $0.4 million, or 1%, resulted from an increase in our compensation and benefits expenses, as described in more detail below.
For the six months ended June 30, 2020, our total operating expenses were $132.7 million, which compared to $127.9 million of total operating expenses for the first half of 2019. The increase in total operating expenses of $4.8 million, or 4%, resulted from an increase in our compensation and benefits expenses, partially offset by a decrease in our non-compensation operating expenses, both as described in more detail below.

The following table sets forth information relating to our operating expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, unaudited)
Employee compensation and benefits expenses	$46.5	$46.1	$100.8	$91.1
% of revenues	97%	82%	88%	85%
Non-compensation operating expenses	16.4	16.4	31.8	36.8
% of revenues	34%	29%	28%	34%
Total operating expenses	62.9	62.5	132.7	127.9
% of revenues	132%	111%	115%	119%
Total operating income (loss)	(15.1)	(6.4)	(17.8)	(20.6)
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
Our employee compensation and benefits expenses of $46.5 million in the second quarter of 2020 remained comparable to $46.1 million for the second quarter of 2019. The ratios of compensation to revenues for the second quarter in 2020 and 2019 were elevated due to lower than typical revenues.
For the six months ended June 30, 2020, our employee compensation and benefits expenses were $100.8 million compared to $91.1 million for the same period in 2019. The increase in expense of $9.7 million was principally attributable to growth in professional headcount and an increase in incentive compensation. The ratio of compensation to revenues for the six month period in 2020 was 88% as compared to 85% for the same period in 2019.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Operating Expenses
Our non-compensation operating expenses are generally relatively fixed year to year with increases generally dependent on our geographic expansion to new locations, strategic business expansion, general inflation-related increases in rent and other costs we incur and, to a much lesser extent, on an increase in headcount within our existing locations. Due to the COVID-19 pandemic, we had minimal travel expenditures beginning in March and through the second quarter of 2020. We expect that there will be minimal travel in the third quarter and it will increase thereafter, although it may take an extended time to reach pre-COVID-19 levels.
Our non-compensation operating expenses remained constant at $16.4 million for the three months ended June 30, 2020 as compared to the same period in 2019. During the second quarter of 2020, the benefit of minimal travel expense due to the global pandemic was offset by a charge of $1.9 million related to the sale of our Brazil business and an additional non-cash rent charge for space we will be relocating to in New York City later this year.
For the first half of 2020, our non-compensation operating expenses of $31.8 million decreased $5.0 million, or 13%, as compared to $36.8 million in the comparable period of 2019. The decrease in non-compensation expenses principally resulted from lower travel costs as a result of the global pandemic and the recognition of a foreign exchange gain related to our foreign investments as compared to a foreign exchange loss in the same period in the prior year, partially offset by the accrued loss on the sale of our Brazil business and the additional rent charge for new space, as discussed above.
Non-compensation expenses as a percentage of revenues for the six months ended June 30, 2020 were 28% compared to 34% for the same period in 2019. The decrease in non-compensation expenses as a percentage of revenues resulted from the effect of spreading lower non-compensation costs over higher revenues in the first half of 2020 as compared to the same period in 2019.

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

Interest Expense
For the three months ended June 30, 2020, we incurred interest expense of $3.7 million as compared to $10.6 million for the same period in 2019. The decrease of $6.9 million principally related to the absence of a non-recurring refinancing charge of $4.8 million in the second quarter of 2019 and the benefit of decreases in the market borrowing rate and the average borrowings outstanding.
For the six months ended June 30, 2020, we incurred interest expense of $8.5 million, a decrease of $8.0 million as compared to $16.5 million for the same period in 2019. The decrease was due to the absence of the refinancing charge incurred in 2019, discussed above, and a decrease in the market borrowing rate and our interest rate spread, which was reduced as part of our term loan refinancing in April 2019, partially offset by a higher average borrowing outstanding as a result of proceeds we received from the refinancing.
The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods.

Provision for Income Taxes
For the three months ended June 30, 2020, due to our pre-tax loss we recognized an income tax benefit of $3.9 million. This compared to an income tax benefit for the same period in 2019 of $4.3 million.
For the six months ended June 30, 2020, due to our pre-tax loss we recognized an income tax benefit of $3.8 million. This compared to a benefit for income taxes for the same period in 2019 of $9.0 million. The provisions for income taxes for the first half of 2020 and 2019 included charges of $2.6 million and $0.8 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these charges, the effective rate for the six month period ended June 30, 2020 as compared to the same period in 2019 would have been 24% and 27%, respectively. The lower effective rate for the six months ended June 30, 2020 principally resulted from higher earnings from the U.K., which are taxed at a lower rate than the U.S.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under the credit agreement. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At June 30, 2020, we had cash and cash equivalents of $84.6 million.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At June 30, 2020, we had fees receivable of $45.3 million, including long-term receivables related to primary capital advisory engagements of $6.9 million, the majority of which we expect to collect over the remainder of the year.
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
The new TLB requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), which began on September 30, 2019 and continue through March 31, 2024, with the remaining balance ($285.9 million assuming the payment of only quarterly principal amortization payments during the term) due at maturity on April 12, 2024. In February 2020, we made a principal payment of $15.6 million to repay in advance the mandatory quarterly principal payments of $4.7 million for the first, second and third quarters of 2020 and a portion of the quarterly installment due in December 2020. We have a remaining principal installment of $3.1 million due in December 2020. As of June 30, 2020, the new TLB had an outstanding principal balance of $350.0 million. In addition to the required quarterly principal amortization, we may be required to make annual repayments of principal on the TLB within 90 days of year-end of up to 50% of our excess cash flow as defined in the credit agreement. For the year ended December 31, 2019, an excess cash flow payment was not required. The excess cash flow payment for 2020 is based on our annual financial performance for the year and working capital position at year-end. We are currently not able to estimate the amount of repayment, if any, that may be payable on March 31, 2021. If a payment were required, it would be applied to the next quarterly principal installment payment. We are also required to repay certain amounts of the term loan facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. All mandatory repayments of the TLB will be applied without penalty or premium. Voluntary prepayments of borrowings under the TLB are also permitted without penalty. Further, effective as of April 13, 2020, we are no longer subject to a prepayment premium if we prepay, refinance or reprice the TLB. Subject to market conditions and other relevant factors, we may seek to reprice, modify and/or amend the loan facility to further reduce our borrowing rate, modify restricted payment covenants and take other actions to increase our flexibility with respect to our uses of free cash flow.
The TLB and revolving loan facilities are guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facilities contain certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants and the revolving loan facility is subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if our borrowings under the revolving loan facility exceed $12.5 million. We are also subject to certain other non-financial covenants. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At June 30, 2020, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
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
In October 2017, as part of our recapitalization, we commenced a program to repurchase our common shares. As part of that program during the period from October 2017 to December 31, 2019, we repurchased 14,550,824 common shares through open market purchases (including pursuant to 10b5-1 plans) and tender offers at an average price of $21.16 per share, for a total cost of $307.9 million. With the completion of a significant portion of our repurchase plan, and recognizing that the amount of repurchases of common stock and common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities that may be permitted by our credit agreement will evolve year to year, we shifted to an annual target for repurchases of common stock and common stock equivalents.
In January 2020, our Board of Directors took into account the amount permitted for repurchases of our common stock and common stock equivalents under our credit agreement and authorized the repurchase of our common stock and common stock equivalents of up to $60.0 million for the year ended December 31, 2020. Under this authority, we may make repurchases of our common stock through various means, which could include open market purchases (including pursuant to 10b5-1 plans) and privately negotiated transactions. Through July 31, 2020 under this authority we have repurchased 489,704 shares of our common stock for $8.4 million and we are deemed to have repurchased 743,344 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $14.6 million and had $37.0 million remaining and authorized for repurchase during the remainder of 2020. As a result of the global pandemic and the uncertainty it has created on global market conditions, we paused our share repurchase program in late February 2020 and for the near term our primary focus has shifted to further debt repayment rather than share repurchases. For any future share repurchases, the price and timing as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, amounts permitted under our credit agreement, use of cash for debt repayments, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for 2020 or the amount authorized in any future year.
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
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at July 31, 2020, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $43.5 million (as calculated based upon the closing share price as of July 31, 2020 of $11.98 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $0.3 million remains payable in 2020, $11.9 million will be payable in 2021, $14.5 million will be payable in 2022, $8.7 million will be payable in 2023, $5.5 million will be payable in 2024, and $2.6 million will be payable in 2025. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at July 31, 2020, we estimate payments of $19.3 million over the next five years, of which $0.3 million remains payable in 2020, $8.7 million will be payable in 2021, $5.4 million will be payable in 2022, $3.7 million will be payable in 2023, $1.1 million will be payable in 2024 and less than $0.1 million will be payable in 2025. We will realize a corporate income tax deduction at the time of payment.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. During 2020, we will be relocating our principal executive office to new office space in New York City. During 2020, we expect to fund from our operating cash flow leasehold improvement costs, net of tenant improvement allowance, of up to approximately $12.0 million, and over the longer term expect to reduce our annual rent cost by approximately $3.5 million from the amount we currently incur.
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
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, which include, among other things, our tax obligations, interest and principal payments on our loan facilities, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. In light of the COVID-19 pandemic, we will continue to evaluate and take actions, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. However, depending on the extent and duration of the pandemic, there is no assurance that our cash flow will be sufficient to allow us to meet our operating obligations and make timely principal and interest payments under the credit agreement. If we are unable to fund our operating and debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the credit agreement could result in a default. A default of our credit agreement would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Cash Flows
In the six months ended June 30, 2020, our cash and cash equivalents decreased by $29.4 million from December 31, 2019, including a decrease of $3.7 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $18.1 million from operating activities, which consisted of $8.8 million from operating earnings after giving effect to non-cash items and a net decrease in working capital of $9.3 million, principally from the collection of accounts receivable. We used $3.4 million in investing activities to fund investments, equipment purchases and leasehold improvements. We used $40.4 million in financing activities, including $15.6 million for the quarterly principal term loan payments (including the quarterly installments due in the first, second and third quarters of 2020 and a portion of the quarterly installment due in December 2020), $8.4 million for open market repurchases of our common stock, $14.2 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $2.2 million for the payment of dividends.
In the six months ended June 30, 2019, our cash and cash equivalents decreased by $46.7 million from December 31, 2018, including a decrease of $0.1 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $39.3 million from operating activities, which consisted of a use of $0.5 million from operating earnings after giving effect to non-cash items and a net increase in working capital of $38.8 million, principally from the payment of annual bonuses. We used $0.7 million in investing activities to fund equipment purchases. We used $6.5 million in financing activities, including $16.7 million for open market repurchases of our common stock, $13.1 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $13.1 million for the payment of the contingent obligation due to selling unitholders of Cogent (an additional $5.7 million is classified as an operating outflow for a total payment to the selling unitholders of $18.9 million), $8.8 million for the quarterly principal term loan payment and $3.1 million for the payment of dividends, offset, in part, by net proceeds of $48.3 million from the refinancing of the TLB.

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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyzed our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which included the United Kingdom, Europe, and Australia. During the six months ended June 30, 2020, as compared to the same period in 2019, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and the Australian dollar. In aggregate, there was a slight negative impact on our revenues in the six months ended June 30, 2020 as compared to the same period in 2019 as a result of the timing of recognition of foreign revenues. We did not deem the impact significant. Further, because our operating costs in foreign jurisdictions are denominated in local currency, we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% (prior to the April 2019 refinancing the borrowing rate was the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%). Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of June 30, 2020, we had $350.0 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of June 30, 2020, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $3.5 million.

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
In addition to the risk factors disclosed below, the COVID-19 pandemic may exacerbate many of the other risks described in our 2019 Annual Report on Form 10-K.
The risks described in this Quarterly Report on Form 10-Q, in our 2019 Annual Report on Form 10-K and in our subsequently filed Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Continued adverse economic conditions as a result of the COVID-19 pandemic could potentially have a material adverse impact on our business, financial condition, liquidity and results of operations, the extent of which is not known, predictable or under our control.

As result of the rapid worldwide spread of the COVID-19 global pandemic and the difficulties containing it, there has been significant disruption and uncertainty in the domestic and international economies and financial markets. As a financial services firm, adverse conditions in the global financial markets and economic conditions throughout the world could materially adversely affect our operating results and financial condition.
It is uncertain how long and the extent to which our business will be negatively impacted by COVID-19 and the associated economic and market uncertainty. During periods of unfavorable market or economic conditions, including current market conditions, it is expected that the volume of global M&A transactions will decrease and the timing of transaction closings will be extended. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions. Our results of operations have been impacted and for the near term may be further adversely affected by such reduction in the volume or value of such advisory transactions and the extension of timing to close. In addition, in the market generally, there has recently been an increase in the number of pending deals that have been terminated prior to closing or where one party is seeking not to close. We receive only a portion of our fee, or in some cases no fee, if the deals we advise on are terminated or otherwise do not close.
Over the longer term, the impact of COVID-19 on our operations is unpredictable and will be significantly driven by other factors that are beyond our control, including, for example: government restrictions on business operations, in-person meetings and travel, the timing, scope and effectiveness of additional governmental responses to the pandemic; international relations and travel restrictions, and medical advancements in providing treatments for COVID-19; the timing and speed of economic recovery; and proposed or potential legislation designed to restrain M&A and other financial transactions during the pandemic. While government restrictions imposed in connection with COVID-19 have been relaxed or suspended in certain jurisdictions as the COVID-19 pandemic began to abate, many jurisdictions have elected to reinstate restrictions as the pandemic continues to evolve. Due to the difficulty in containing the COVID-19 pandemic it is difficult to predict the scope and timing of a successful restart and prolonged recovery of economic activity.
The failure to contain or the further spread of the COVID-19 outbreak could materially adversely impact us due to a reduction in the demand for our services, delay of client decisions to transact in an uncertain business environment or possible deterioration in our clients’ financial condition and their ability to pay for our services. Without adequate generation of revenues to meet our operating needs, we would not have sufficient cash flow to pay interest and principal on our debt obligations. Further, due to our existing debt obligations, we have limitations on our additional financial flexibility and our failure to fund or refinance our existing debt obligations could result in default.
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
The Company may encounter increased operational risks arising from changes in the way it has begun to conduct its business during the COVID-19 pandemic. In most jurisdictions in which we operate local governments enacted “work from home” requirements for the vast majority of our employees, as well as our clients. As a result our employees have been working remotely and rely heavily on technology to perform their jobs. This has increased operational risks arising from our reliance on remote communications, virtual meetings and other forms of technology. These risks include elevated cybersecurity risks, risks associated with the protection of Company and client confidential communications, and risk of reliance on certain technology we employ for virtual meetings or other remote communications systems. Furthermore, the Company’s increased reliance during the pandemic on technology for conducting certain corporate functions, such as financial reporting and administration of internal controls, may not be as effective as our historical practice of reliance on a combination of technology and in-person resources. If the Company experiences cybersecurity issues, is unable to protect confidential information, or is unable to adequately provide services or perform corporate functions, all or portions of the Company’s ability to conduct business and operate may be impaired. In such event, the Company’s financial condition and results of operations could be materially adversely affected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the second quarter 2020:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - 30	—	$0.00	—	$37,943,352
May 1 - 31	—	$0.00	—	37,377,326
June 1 - 30	—	$0.00	—	37,377,326
Total	—		—	$37,377,326
_____________________________________________
(1)Excludes 62,822 shares we are deemed to have repurchased in the second quarter of 2020 at an average price of $9.01 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the first half of 2020, the table excludes 703,464 shares we are deemed to have repurchased at an average price of $20.20 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units
(2)On January 30, 2020, our Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of up to $60.0 million for the year ending December 31, 2020. The dollar value of shares that may yet be repurchased is calculated based on the repurchases of equity securities disclosed in the table as well as the deemed repurchases of common stock equivalents discussed in note (1) above.

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
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended June 30, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2020

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

1