Form 10-Q
period 2020-09-30
GREENHILL & CO INC
filed 2020-11-09
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-32147
______________________________________________________________________________________
GREENHILL & CO., INC.
(Exact Name of Registrant as Specified in its Charter)
______________________________________________________________________________________

Delaware	51-0500737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1271 Avenue of Americas New York, New York	10020 (ZIP Code)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No   ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of October 30, 2020, there were 18,972,158 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents ($9.7 million and $9.8 million restricted from use at September 30, 2020 and December 31, 2019, respectively)	$90,738	$113,975
Fees receivable, net of allowance for doubtful accounts of $0.3 million and $1.1 million at September 30, 2020 and December 31, 2019, respectively	25,817	77,766
Other receivables	17,630	2,519
Property and equipment, net of accumulated depreciation of $48.9 million and $47.7 million at September 30, 2020 and December 31, 2019, respectively	10,467	6,281
Operating lease right-of-use asset	78,688	28,346
Goodwill	207,833	205,992
Deferred tax asset, net	61,348	51,278
Other assets	10,194	8,218
Total assets	$502,715	$494,375
Liabilities and Equity
Compensation payable	$16,015	$26,878
Accounts payable and accrued expenses	16,637	12,412
Current income taxes payable	4,856	9,653
Operating lease obligations	84,213	30,750
Secured term loan payable	340,598	358,003
Deferred tax liability	26,976	12,004
Total liabilities	489,295	449,700
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 48,642,520 and 46,801,812 shares issued as of September 30, 2020 and December 31, 2019, respectively; 18,963,567 and 18,355,907 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	486	468
Restricted stock units	56,571	77,657
Additional paid-in capital	935,900	887,095
Retained earnings	33,195	69,093
Accumulated other comprehensive income (loss)	(34,165)	(34,115)
Treasury stock, at cost, par value $0.01 per share; 29,678,953 and 28,445,905 shares as of September 30, 2020 and December 31, 2019, respectively	(978,567)	(955,523)
Stockholders’ equity	13,420	44,675
Total liabilities and equity	$502,715	$494,375

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$56,045	$87,036	$170,930	$194,315
Operating Expenses
Employee compensation and benefits	46,754	43,376	147,590	134,503
Occupancy and equipment rental	7,539	5,608	20,296	16,660
Depreciation and amortization	551	632	1,719	1,944
Information services	2,650	2,501	7,706	7,509
Professional fees	3,149	2,594	7,370	7,146
Travel related expenses	19	3,242	2,525	10,101
Other operating expenses	2,464	3,878	8,586	11,876
Total operating expenses	63,126	61,831	195,792	189,739
Total operating income (loss)	(7,081)	25,205	(24,862)	4,576
Interest expense	3,519	5,731	12,030	22,203
Income (loss) before taxes	(10,600)	19,474	(36,892)	(17,627)
Provision (benefit) for taxes	(1,225)	4,545	(4,976)	(4,473)
Net income (loss)	$(9,375)	$14,929	$(31,916)	$(13,154)
Average shares outstanding:
Basic	18,962,834	23,546,249	18,918,291	24,202,310
Diluted	18,962,834	23,548,495	18,918,291	24,202,310
Earnings (loss) per share:
Basic	$(0.49)	$0.63	$(1.69)	$(0.54)
Diluted	$(0.49)	$0.63	$(1.69)	$(0.54)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(9,375)	$14,929	$(31,916)	$(13,154)
Currency translation adjustment, net of tax	4,160	(4,047)	(50)	(4,319)
Comprehensive income (loss)	$(5,215)	$10,882	$(31,966)	$(17,473)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock, par value $0.01 per share
Common stock, beginning of the period	$485	$467	$468	$450
Common stock issued	1	1	18	18
Common stock, end of the period	486	468	486	468
Restricted stock units
Restricted stock units, beginning of the period	52,257	56,911	77,657	71,596
Restricted stock units recognized, net of forfeitures	7,180	12,636	28,013	34,311
Restricted stock units delivered	(2,866)	(2,751)	(49,099)	(39,111)
Restricted stock units, end of the period	56,571	66,796	56,571	66,796
Additional paid-in capital
Additional paid-in capital, beginning of the period	933,315	884,646	887,095	846,721
Common stock issued	2,585	2,579	48,805	40,504
Additional paid-in capital, end of the period	935,900	887,225	935,900	887,225
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the period	—	—	—	1,958
Exchangeable shares of subsidiary delivered	—	—	—	(1,958)
Exchangeable shares of subsidiary, end of the period	—	—	—	—
Retained earnings
Retained earnings, beginning of the period, as previously reported	43,881	32,645	69,093	63,427
Cumulative effect of the change in accounting principle related to credit losses	—	—	(123)	—
Retained earnings, beginning of the period, as adjusted	43,881	32,645	68,970	63,427
Dividends	(1,311)	(1,343)	(3,859)	(4,042)
Net income (loss)	(9,375)	14,929	(31,916)	(13,154)
Retained earnings, end of the period	33,195	46,231	33,195	46,231
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(38,325)	(35,977)	(34,115)	(35,705)
Currency translation adjustment, net of tax	4,160	(4,047)	(50)	(4,319)
Accumulated other comprehensive income (loss), end of the period	(34,165)	(40,024)	(34,165)	(40,024)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(978,145)	(915,864)	(955,523)	(886,084)
Repurchased	(422)	(16,482)	(23,044)	(46,262)
Treasury stock, end of the period	(978,567)	(932,346)	(978,567)	(932,346)
Total stockholders’ equity	$13,420	$28,350	$13,420	$28,350

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$(31,916)	$(13,154)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	3,054	3,417
Net investment (gains) losses	239	(114)
Restricted stock units recognized, net	28,013	34,311
Deferred taxes, net	5,938	(268)
Non-cash portion of loss on refinancing	—	1,759
Loss on fair value of contingent obligation	—	575
Allowance for doubtful accounts	(77)	—
Loss (gain) on sales of property and equipment	127	—
Changes in operating assets and liabilities:
Fees receivable	51,865	22,068
Other receivables and assets	(16,150)	(8,425)
Payment of contingent obligation due selling unitholders of Cogent	—	(5,724)
Compensation payable	(11,577)	(35,268)
Accounts payable and accrued expenses	6,434	4,029
Current income taxes payable	(4,798)	(5,824)
Net cash provided by (used for) operating activities	31,152	(2,618)
Investing activities:
Purchases of investments	(2,050)	—
Proceeds from sales of investments	847	—
Distributions from investments	27	239
Purchases of property and equipment	(5,418)	(1,202)
Net cash used in investing activities	(6,594)	(963)
Financing activities:
Proceeds from refinancing of secured term loan, net	—	48,248
Repayment of secured term loan	(18,750)	(18,125)
Payment of contingent obligation due selling unitholders of Cogent	—	(13,144)
Dividends paid	(3,145)	(4,682)
Purchase of treasury stock	(23,044)	(46,262)
Net cash used in financing activities	(44,939)	(33,965)
Effect of exchange rate changes	(2,856)	(1,354)
Net decrease in cash and cash equivalents	(23,237)	(38,900)
Cash and cash equivalents, beginning of the period	113,975	156,374
Cash and cash equivalents, end of the period	$90,738	$117,474
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,241	$16,751
Cash paid for taxes, net of refunds	$9,316	$5,134

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Organization
Greenhill & Co., Inc. and subsidiaries (the “Company” or “Greenhill”) is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raisings and other strategic transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. The Company acts for clients located throughout the world from our global offices in the United States, Australia, Canada, France, Germany, Hong Kong, Japan, Singapore, Spain, Sweden, and the United Kingdom. During the third quarter of 2020, we exited Brazil by selling our business there to the local team.
The Company’s wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe LLP (“GCE”) and Greenhill & Co. Australia Pty Limited (“Greenhill Australia”). Effective October 1, 2020, GCE’s operations were transferred to Greenhill Europe GmbH & Co. KG (“Greenhill Europe”) and will include, as branches, our French and Spanish operations.
G&Co is engaged in investment banking activities principally in the United States. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. GCI is engaged in investment banking activities in the United Kingdom and Europe, and is subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Greenhill Europe engages in investment banking activities in Europe and is subject to regulation by Bundesanstalt für Finanzdienstleistungsaufsicht (“Bafin”), Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $4.8 million and $3.9 million as of September 30, 2020 and December 31, 2019, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the nine months ended September 30, 2020 and September 30, 2019, the Company recognized $2.2 million and $4.4 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $0.5 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively and $2.4 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded no  bad debt expense in either of the three months ended September 30, 2020 and September 30, 2019. The Company recorded a net reversal of bad debt expense of $0.1 million in the nine months ended September 30, 2020 and $0.4 million in bad debt expense in the nine months ended September 30, 2019.
Included in the fees receivable balances at September 30, 2020 and December 31, 2019 were $5.2 million and $10.5 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
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
We test for impairment, at a minimum, on an annual basis or earlier where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. As of September 30, 2020, we do not believe it is more likely than not that our goodwill was impaired. If there are decreases in our stock price for a sustained period (including as a result of the impact of the COVID-19 pandemic on equity securities), a decline in our revenues or other unfavorable factors, we may be required to recognize an impairment, which could be material to our condensed consolidated financial statements.
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
The realization of deferred tax assets arising from timing differences and net operating losses requires taxable income in future years in order to deduct the reversing timing differences and absorb the net operating losses. We assess positive and negative evidence in determining whether to record a valuation allowance with respect to deferred tax assets. This assessment is performed separately for each taxing jurisdiction. As of September 30, 2020, we believe that no additional valuation allowance is required with respect to our deferred tax assets. However, if there are material declines in the assumptions underlying such assessment (including as a result of the impact of the COVID-19 pandemic on the U.S. and global economies), we may be required to record a valuation allowance, which could have a material impact on our condensed consolidated financial statements.
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
	(unaudited)
Cash	$46,445	$59,455
Cash equivalents	34,622	44,751
Restricted cash - letters of credit	9,671	9,769
Total cash and cash equivalents	$90,738	$113,975
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of September 30, 2020 and December 31, 2019, the Company had Level 1 assets measured at fair value.
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
Assets Measured at Fair Value on a Recurring Basis as of September 30, 2020

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2020
	(in thousands, unaudited)
Assets
Cash equivalents	$34,622	$—	$—	$34,622
Total	$34,622	$—	$—	$34,622
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
	(in thousands)
Assets
Cash equivalents	$44,751	$—	$—	$44,751
Total	$44,751	$—	$—	$44,751

Note 5 — Related Parties
At September 30, 2020 and December 31, 2019, the Company had no amounts receivable from or payable to related parties.

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
Effective with the refinancing in April 2019, borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25%, which represents a 50 basis point reduction from the applicable borrowing rates of the 2017 Term Loan Facility. Borrowings under the Term Loan Facility and 2017 Term Loan Facility had a weighted average interest rate for the nine months ended September 30, 2020 and September 30, 2019 of 4.0% and 5.9%, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. In addition, beginning for the year ended December 31, 2019, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. The Company is also required to repay certain amounts in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. For the year ended December 31, 2019, based upon the Company’s financial results for 2019 an excess cash flow payment was not required. The Revolving Loan Facility matured on October 12, 2020. During the three year period that the Revolving Loan Facility was outstanding, there were no drawings on it. Based on the Company’s current liquidity position and expected operating needs, manangement did not forecast any future needs for the facility and elected not to renew or extend it.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants and the Revolving Loan Facility was subject to a springing total net leverage ratio financial covenant, subject to certain step downs, if the Company’s borrowings under the Revolving Loan Facility exceed $12.5 million. The Company is also subject to certain other non-financial covenants. At September 30, 2020, the Company was compliant with all loan covenants.
In conjunction with the refinancing of the 2017 Term Loan Facility in April 2019, the Company incurred fees of $5.7 million, of which $2.7 million was recorded as deferred financing costs and $3.0 million was expensed. In addition, as a result of the refinancing, $1.8 million of previously deferred fees, or fees in aggregate of $4.8 million, were charged to expense and recorded as interest expense in the condensed consolidated statements of operations. The deferred financing costs incurred in connection with the refinancing, along with the remaining unamortized costs from the 2017 Term Loan Facility which, as of the date of the refinancing, were $9.0 million, are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million related to the amortization of deferred financing costs for each of the three months ended September 30, 2020 and 2019 and incremental interest expense of $1.3 million and $1.5 million related to the amortization of such costs for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the Term Loan Facility had a principal balance of $346.9 million and its carrying value was $340.6 million and no amounts were outstanding under the Revolving Loan Facility. At September 30, 2020, the fair value of the Term Loan Facility approximated its outstanding principal balance. As the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 — Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

During the nine months ended September 30, 2020, the Company made aggregate principal payments on the Term Loan Facility of $18.8 million. Such payments were applied to and made in advance of the quarterly installments due in March, June, September and December 2020. All mandatory repayments of the Term Loan Facility are applied without penalty or premium. Effective April 14, 2020 all voluntary prepayments, including refinancing of all or part of the borrowings, under the Term Loan Facility are permitted to be made without penalty.

Note 7 — Equity
On September 16, 2020, a dividend of $0.05 per share was paid to stockholders of record on September 2, 2020. For both the nine months ended September 30, 2020 and 2019, total dividend payments of $0.15 per share were paid to stockholders. Dividend equivalent payments of $1.0 million were paid to or accrued for holders of restricted stock units for each of the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, the Company repurchased 489,704 common shares through open market transactions at an average price of $17.18, for a total cost of $8.4 million. Additionally, during the nine months ended September 30, 2020, 1,813,253 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 743,344 shares at an average price of $19.69 per share for a total cost of $14.6 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the nine months ended September 30, 2019, the Company repurchased 1,841,396 common shares through open market transactions at an average price of $17.70, for a total cost of $32.6 million. Additionally, during the nine months ended September 30, 2019, 1,368,985 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 557,255 shares at an average price of $24.53 per share for a total cost of $13.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020		2019	2020		2019
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$(9,375)		$14,929	$(31,916)		$(13,154)
Denominator for basic EPS — weighted average number of shares	18,963		23,546	18,918		24,202
Add — dilutive effect of:
Restricted stock units	—	(1)	2	—	(1)	—	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	18,963	(1)	23,548	18,918	(1)	24,202	(1)
Earnings (loss) per share:
Basic EPS	$(0.49)		$0.63	$(1.69)		$(0.54)
Diluted EPS	$(0.49)		$0.63	$(1.69)		$(0.54)
____________________
(1) In periods of income, the fully diluted denominator for diluted EPS would have been 22,284,299 for the three months ended September 30, 2020, and 22,507,310 and 24,519,574 for the nine months ended September 30, 2020 and 2019, respectively. The calculation of the diluted EPS denominator in periods of income is based on the weighted average number of incremental shares issuable from unvested restricted stock units as calculated using the treasury stock method and will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2020		2019
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	6,781,475	$21.60	6,210,282	$22.73
Granted	3,915,997	8.79	2,213,529	22.90
Delivered	(1,844,617)	26.61	(1,392,406)	27.79
Forfeited	(240,334)	15.42	(218,219)	23.31
Outstanding, September 30,	8,612,521	$14.83	6,813,186	$21.34

Note 9 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the nine months ended September 30, 2020 and 2019 include net charges of $3.0 million and $1.0 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of September 30, 2020, the Company does not expect any material changes in its tax provision related to any current or future audits.
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
All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 15 years.

The undiscounted aggregate minimum future rental payments are as follows:

	As of
	September 30,	December 31,
	2020	2019
	(in thousands)
	(unaudited)
2020 (remainder)	$2,379	$15,789
2021	11,251	13,374
2022	11,284	11,795
2023	10,029	10,523
2024	9,219	9,602
Thereafter	85,504	88,757
Total lease payments	$129,666	$149,840
Less: minimum future rental payments for which the lease has not commenced (1)	—	(115,870)
Total lease payments for which the Company has a right-of use-asset and corresponding liability	129,666	33,970
Less: Interest	(45,453)	(3,220)
Present value of operating lease liabilities	$84,213	$30,750
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

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	September 30,	December 31,
	2020	2019
	(unaudited)
Weighted average remaining lease term in years, including the lease for which the right to use had not commenced at December 31, 2019	12.7	12.1
Weighted average discount rate	6.8%	5.8%

Note 11 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2020, G&Co’s net capital was $31.0 million, which exceeded its requirement by $30.5 million. G&Co’s aggregate indebtedness to net capital ratio was 0.2 to 1 at September 30, 2020. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At September 30, 2020 GCI and GCE are subject to capital requirements of the FCA. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of September 30, 2020, GCI, GCE, Greenhill Europe, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On November 2, 2020, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on December 16, 2020 to the common stockholders of record on December 2, 2020.

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
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “could”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things, uncertainties associated with the coronavirus (“COVID-19”) pandemic, including the negative effect that the COVID-19 pandemic has had and the significant and adverse effect it may continue to have on our business. You should consider the various risks outlined under “Risk Factors” in our 2019 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Canada, France, Germany, Hong Kong, Japan, Singapore, Spain, Sweden, and the United Kingdom.
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
Over our 24 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia in 2010. Additionally, we expanded the breadth of our advisory services through our acquisition in 2015 of Cogent, which extended our services to capital advisory related to the secondary fund placement market as well as through the recent recruitment of a number of managing directors focused on financing and restructuring advisory services. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Spain, Singapore and France. We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. In early 2020, we paused our recruiting efforts due to the uncertainties associated with COVID-19 and the inability of new hires to travel and actively engage in in-person meetings and other business development. As a result we recruited fewer managing directors in 2020 than in prior years. In 2020, we have recruited 2 additional client facing managing directors to expand our reach in the U.K. and enhance our restructuring efforts as well as 2 senior advisors focused on France and Japan. As of October 31, 2020, we had 71 client facing managing directors. We have a robust pipeline of managing director recruits for early 2021, and our objective is to achieve increased Firm productivity by increasing managing director headcount in high fee areas like M&A in the largest markets and reducing managing director headcount in lower fee areas.

Business Environment and Outlook /Factors Affecting Our Results
Recent Developments. During 2020, COVID-19 has become a global pandemic of extraordinary proportion and impact. In response most governmental authorities issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. At times over the past few months these directives were eased in a number of jurisdictions only to have additional directives issued as there was resurgence of the pandemic in those same jurisdictions. It is possible that additional and more restrictive proclamations and/or directives may be issued in the future. During the period March through June, the majority of our employees worked remotely. Since then, some of our employees have begun a gradual return to our office locations, in compliance with local government guidelines. For those employees who have been working remotely, they have successfully utilized technology to employ virtual and secure cloud-based systems to continue communicating, collaborating and conducting client business in this new environment.
As a result of the global pandemic, there has been significant disruption and volatility in the domestic and international economies and financial markets and there continues to be uncertainty about both the short and longer term economic implications. As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions as a consequence of COVID-19, it is expected that the volume of global M&A transactions will be volatile and the timing of transaction closings may be extended or disrupted, with some announced transactions being terminated.
Beginning in the first quarter of 2020 and continuing through the third quarter, we were impacted by the unfavorable market conditions that COVID-19 caused on our business. During the first nine months of 2020 overall M&A activity is far below its historic levels, particularly relative to total stock market capitalization, a measure investors have historically used to monitor the M&A cycle. Beginning in the third quarter we have seen an increase in new assignment activity for M&A as compared to the same period last year. If market uncertainty declines and the economies around the globe rebound, we expect an improvement in M&A going forward. However, we cannot estimate the speed at which the transaction process will proceed given the uncertainty and volatility created by the pandemic and the impact of other events such as the U.S election.
Since the early stages of the pandemic the activity of our financing advisory and restructuring business, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, has increased substantially compared to prior years. This increase in activity resulted from both an increase in assignments due to greater market opportunities arising as a result of the pandemic’s impact on many businesses and an increase in the size of our restructuring team, which was significantly expanded over the past two years. While we have realized an increase in retainer fees and begun to realize an increase in completion fees during the first nine months of 2020 as compared to the prior year, this increase has not been enough to offset the decline in M&A transaction revenue,. For the full year 2020, we expect that a number of restructuring transactions will move toward completion and the restructuring business will make a significant contribution to our total revenue for this year. Furthermore, given continuing financial distress in many industries, we expect restructuring to continue to be a major revenue contributor for at least 2021 and likely beyond. However, because our financial advisory and restructuring business is smaller than our mergers and acquisitions advisory business, it is unlikely that the revenues we generate from that business will fully offset weakness in the revenue generation from our merger and acquisition advisory business.
For the first nine months of 2020, our capital advisory business has been significantly impacted by the pandemic and our transaction volume is far below its level for the same period in the prior year. The capital advisory business is typically adversely impacted during periods of market volatility. Recently, we have had a number of managing directors, primarily in the U.S, depart the Firm. Our smaller European and Asian operations, where we have seen a recent increase in activity, remain primarily unaffected. Over the longer term, we cannot be certain whether we will be able to recruit additional personnel to return the secondary market capital advisory business to pre-pandemic revenue levels.
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
For additional information, see “Risk Factors” in our 2019 Annual Report on Form 10-K and in “Item 1A — Risk Factors” in this Form 10-Q.
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. We are solely an advisory firm and our revenues are derived from fees we earn on advisory services related to M&A, financing advisory and restructuring, and capital advisory transactions. Throughout the global pandemic we have remained fully operational and continue to maintain client dialogues, win new assignments and assist clients in getting to agreement and completion of important transactions. However, the economic and market reaction to the pandemic negatively affected our results for the first nine months of 2020, as many M&A and capital advisory transactions were impacted. Offsetting this decline, we have benefited from a significant increase in restructuring assignments and related retainer fees.
In the first nine months of 2020, we experienced both a decrease in the size of M&A transaction completions and capital advisory transaction activity, which were offset in part by a significant increase in restructuring completions and retainers. Globally, the number and volume of announced transactions decreased by 1% and 21%, respectively, in the first nine months of 2020 versus the same period in the prior year. The number and volume of completed transactions globally remained flat and decreased by 16%, respectively, in the same period1.
We continue to expect a particularly strong fourth quarter due to significant restructuring and M&A completions. Further, based on the increase we have experienced in new assignment activity, we expect an increase in transaction activity during 2021 subject to continued global economic recovery. However, if the duration of the pandemic worsens it is possible that, among other things, current transaction activity may pause, pending announced transactions may be terminated prior to closing, or one party may seek not to close or the timing to complete deals could be further prolonged. We receive only a portion of our fee, or in some cases no fee, if the deals we advise on are terminated or otherwise do not close and our receipt of fees may be delayed if transactions take longer to close than expected.
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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of October 30, 2020.

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
Revenues were $56.0 million in the third quarter of 2020 compared to $87.0 million in the third quarter of 2019, a decrease of $31.0 million, or 36%. The decrease was principally attributable to the impact of the global pandemic on both merger and acquisition activity, particularly in the U.S .and Australia, and capital advisory transaction activity, offset in part by significant increases in both restructuring completion and retainer fees.
For the nine months ended September 30, 2020, revenues were $170.9 million compared to $194.3 million in 2019, a decrease of $23.4 million, or 12%. Decreases in both merger and acquisition transaction fees and capital advisory fees due to the impact of the global pandemic were partially offset by increases in restructuring completion and retainer fees. For the nine month period ended September 30, 2020, a substantial increase in European transaction completions in 2020 offset declines in transaction completions in the U.S. and Australia.
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
Our total operating expenses for the third quarter of 2020 were $63.1 million, which compared to $61.8 million of total operating expenses for the third quarter of 2019. The slight increase in total operating expenses of $1.3 million, or 2%, resulted from an increase in our compensation and benefits expenses, partially offset by a decrease in our non-compensation operating expenses, both as described in more detail below.
For the nine months ended September 30, 2020, our total operating expenses were $195.8 million, which compared to $189.7 million of total operating expenses for the same period in 2019. The increase in total operating expenses of $6.1 million, or 3%, also resulted from an increase in our compensation and benefits expenses, partially offset by a decrease in our non-compensation operating expenses, both as described in more detail below.

The following table sets forth information relating to our operating expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, unaudited)
Employee compensation and benefits expenses	$46.8	$43.4	$147.6	$134.5
% of revenues	83%	50%	86%	69%
Non-compensation operating expenses	16.4	18.5	48.2	55.2
% of revenues	29%	21%	28%	28%
Total operating expenses	63.1	61.8	195.8	189.7
% of revenues	113%	71%	115%	98%
Total operating income (loss)	(7.1)	25.2	(24.9)	4.6
Operating profit margin	NM	29%	NM	2%
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
Our employee compensation and benefits expenses of $46.8 million in the third quarter of 2020 compare to $43.4 million for the third quarter of 2019. The increase in expense of $3.4 million, or 8%, is principally due to slightly higher incentive compensation. The ratio of compensation to revenues was 83% for the third quarter of 2020 as compared to 50% for the same period in the prior year. The rate was elevated in the third quarter of 2020 due to lower than typical revenues.
For the nine months ended September 30, 2020, our employee compensation and benefits expenses were $147.6 million compared to $134.5 million for the same period in 2019. The increase in expense of $13.1 million, or 10%, was principally attributable to growth in professional headcount and an increase in incentive compensation. The ratio of compensation to revenues for the nine month period in 2020 was 86% as compared to 69% for the same period in 2019. The increase in the ratio of compensation to revenues for the nine month period in 2020 as compared to the same period in 2019 resulted from the effect of spreading higher compensation and benefits expenses over lower revenues.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Operating Expenses
Our non-compensation operating expenses are generally relatively fixed year to year with increases generally dependent on our geographic expansion to new locations, strategic business expansion, general inflation-related increases in rent and other costs we incur and, to a much lesser extent, on an increase in headcount within our existing locations. Due to the COVID-19 pandemic, we had minimal travel expenditures beginning in March and through the third quarter of 2020. We expect that there will be minimal travel in the fourth quarter and it will increase thereafter, although it may take an extended time to reach pre-COVID-19 levels.
For the three months ended September 30, 2020, our non-compensation operating expenses of $16.4 million decreased by $2.1 million, or 11%, compared to $18.5 million in the same period in 2019. During the third quarter of 2020, the benefit of minimal travel expense due to the global pandemic was partially offset by a duplicate non-cash rent charge for space we will be relocating to in New York City during the fourth quarter.

Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2020 were 29% compared to 21% for the same period in 2019. The increase in non-compensation expenses as a percentage of revenues resulted from the effect of spreading moderately lower non-compensation costs over much lower revenues in the third quarter of 2020 as compared to the same period in 2019.

For the nine months ended September 30, 2020, our non-compensation operating expenses of $48.2 million decreased $7.0 million, or 13%, as compared to $55.2 million in the comparable period of 2019. The decrease in non-compensation expenses principally resulted from lower travel costs as a result of the global pandemic, lower recruiting costs and the benefit of foreign currency gains, partially offset by a loss on the sale of our Brazilian business and the duplicate rent charge for new space, as discussed above.

Non-compensation expenses as a percentage of revenues remained constant at 28% for the nine months ended September 30, 2020 and 2019, respectively.
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

Interest Expense
For the three months ended September 30, 2020, we incurred interest expense of $3.5 million as compared to $5.7 million for the same period in 2019. The decrease of $2.2 million related to both a lower market borrowing rate and lower average borrowings outstanding.

For the nine months ended September 30, 2020, we incurred interest expense of $12.0 million, a decrease of $10.2 million as compared to $22.2 million for the same period in 2019. The decrease related to the absence of a non-recurring refinancing charge of $4.8 million incurred in 2019 and decreases in the market borrowing rate and our interest rate spread, which was reduced as part of our term loan refinancing in April 2019.
The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods.

Provision for Income Taxes
For the three months ended September 30, 2020, due to our pre-tax loss we recognized an income tax benefit of $1.2 million. This compared to an income tax expense for the same period in 2019 of $4.5 million.
For the nine months ended September 30, 2020, due to our pre-tax loss we recognized an income tax benefit of $5.0 million. This compared to a benefit for income taxes for the same period in 2019 of $4.5 million. The provisions for income taxes for the first nine months of 2020 and 2019 included charges of $3.0 million and $1.0 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these charges, the effective rate for the nine month period ended September 30, 2020 as compared to the same period in 2019 would have been 22% and 31%, respectively. The lower effective rate for the nine months ended September 30, 2020 principally resulted from higher earnings from the U.K., which are taxed at a lower rate than the U.S.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under the credit agreement. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At September 30, 2020, we had cash and cash equivalents of $90.7 million.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2020, we had fees receivable of $25.8 million, including long-term receivables related to primary capital advisory engagements of $5.2 million, which we expect to collect over the next twelve months.
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
As a result of the refinancing, we lowered our borrowing rate by 50 basis points, extended the maturity date of the new TLB by eighteen months to April 12, 2024, lowered our annual amortization payments to 5% per annum and reduced the LIBOR floor to zero. In addition, the amounts permitted for dividend payments and repurchases of our common stock under the amended credit agreement were increased. Effective with the refinancing in April 2019, borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become accepted alternatives to LIBOR. Although our credit agreement includes alternative rate fallback provisions, there can be no assurance the LIBOR phase out will not increase the cost of capital.
The new TLB requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), which began on September 30, 2019 and continue through March 31, 2024, with the remaining balance ($285.9 million assuming the payment of only quarterly principal amortization payments during the term) due at maturity on April 12, 2024. During the nine months ended September 30, 2020, the Company made aggregate principal payments on the TLB of $18.8 million. Such payments were applied to and made in advance of the quarterly installments due in March, June, September and December 2020. As of September 30, 2020, the TLB had an outstanding principal balance of $346.9 million. The next mandatory quarterly principal installment payment is due on March 31, 2021. In addition to the required quarterly principal amortization, we may be required to make annual repayments of principal on the TLB within 90 days of year-end of up to 50% of our excess cash flow as defined in the credit agreement. For the year ended December 31, 2019, an excess cash flow payment was not required. The excess cash flow payment for 2020 is based on our annual financial performance for the year and working capital position at year-end. We are currently not able to estimate the amount of repayment, if any, that may be payable on March 31, 2021. If a payment were required, it would be applied to the next quarterly principal installment payment. We are also required to repay certain amounts of the TLB in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. All mandatory repayments of the TLB will be applied without penalty or premium. Voluntary prepayments of borrowings under the TLB are also permitted without penalty. As of April 13, 2020, we are no longer subject to a prepayment premium if we prepay, refinance or reprice the TLB. Subject to market conditions and other relevant factors, we may seek to reprice, modify and/or amend the loan facility to further reduce our borrowing rate, modify restricted payment covenants and take other actions to increase our flexibility with respect to our uses of free cash flow.
The $20.0 million revolving loan facility, which was committed as part of the Company’s recapitalization in October 2017, matured in October 2020. During the three year period that the revolving loan facility was outstanding, we did not make any drawings on it. Based on our current liquidity position and our forecast operating needs we did not expect that we would make any drawings on the facility in the future and as a result we elected not to renew or extend it.
The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At September 30, 2020, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
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
In January 2020, our Board of Directors took into account the amount permitted for repurchases of our common stock and common stock equivalents under our credit agreement and authorized the repurchase of our common stock and common stock equivalents of up to $60.0 million for the year ended December 31, 2020. Under this authority, we may make repurchases of our common stock through various means, which could include open market purchases (including pursuant to 10b5-1 plans) and privately negotiated transactions. Through October 30, 2020 under this authority we have repurchased in the open market 489,704 shares of our common stock for $8.4 million and we are deemed to have repurchased 743,344 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $19.69 and had $37.0 million remaining and authorized for repurchase during the remainder of 2020. As a result of the global pandemic and the uncertainty it has created on global market conditions, we paused our share repurchase program in late February 2020 and we did not make any open market purchases in the second or third quarters. Going forward, we intend to balance further debt repayment with prudent share repurchases subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, amounts permitted under our credit agreement, use of cash for debt repayments, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for 2020 or the amount authorized in any future year.
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
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at October 30, 2020, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $44.0 million (as calculated based upon the closing share price as of October 30, 2020 of $12.93 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $0.1 million remains payable in 2020, $12.0 million will be payable in 2021, $14.8 million will be payable in 2022, $8.8 million will be payable in 2023, $5.5 million will be payable in 2024, and $2.8 million will be payable in 2025. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at October 30, 2020, we estimate payments of $18.6 million over the next five years, of which $0.3 million remains payable in 2020, $8.5 million will be payable in 2021, $5.2 million will be payable in 2022, $3.5 million will be payable in 2023, $1.1 million will be payable in 2024 and less than $0.1 million will be payable in 2025. We will realize a corporate income tax deduction at the time of payment.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. In late 2020, we will be relocating our principal executive office to new office space in New York City. During 2020 and early 2021, we expect to fund from our operating cash flow leasehold improvement costs, net of tenant improvement allowance, of up to approximately $12.0 million, and over the longer term expect to reduce our annual rent cost by approximately $3.5 million from the amount we currently incur.
Effective beginning in 2018, as a result of the U.S. tax law change in 2017, we calculate and pay the amount of incremental tax owed, if any, on our foreign earnings on a current basis and consequently, we can repatriate foreign cash with minimal or no incremental tax burden. Subject to any limitations imposed by the Treasury Department and any future changes made to current tax law, we intend to repatriate our foreign cash subject to our estimated operating needs in our foreign jurisdictions, our needs for additional cash in the U.S. and other global cash management purposes.
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
Cash Flows
In the nine months ended September 30, 2020, our cash and cash equivalents decreased by $23.2 million from December 31, 2019, including a decrease of $2.9 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $31.2 million from operating activities, which consisted of $5.4 million from operating earnings after giving effect to non-cash items and a net decrease in working capital of $25.8 million, principally from the collection of accounts receivable. We used $6.6 million in investing activities to fund the build of of new leasehold space, investments, and equipment purchases. We used $44.9 million in financing activities, including $18.8 million for the quarterly principal term loan payments due for each of four calendar quarters in 2020, $8.4 million for open market repurchases of our common stock, $14.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $3.1 million for the payment of dividends.
In the nine months ended September 30, 2019, our cash and cash equivalents decreased by $38.9 million from December 31, 2018, including a decrease of $1.4 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $2.6 million from operating activities, which consisted of $26.5 million from operating earnings after giving effect to non-cash items, offset by a net increase in working capital of $29.1 million, principally from the payment of annual bonuses. We used $1.0 million in investing activities to fund equipment purchases. We used $34.0 million in financing activities, including $32.6 million for open market repurchases of our common stock, $13.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $13.1 million for the payment of the contingent obligation due to selling unitholders of Cogent (an additional $5.7 million is classified as an operating outflow for a total payment to the selling unitholders of $18.9 million), $18.1 million for the quarterly principal term loan payments (including the advance payment of $4.7 million for the quarterly installment due in December 2019) and $4.7 million for the payment of dividends, offset, in part, by net proceeds of $48.3 million from the refinancing of the TLB.

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
Exchange Rate Risk
We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated assets and liabilities. Non-functional currency related transaction gains and losses are recorded in the condensed consolidated statements of operations.
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the nine months ended September 30, 2020, as compared to the same period in 2019, the average value of the U.S. dollar was nearly flat relative to the pound sterling and euro and strengthened slightly relative to the Australian dollar. In aggregate, there was minimal impact on our revenues in the nine months ended September 30, 2020 as compared to the same period in 2019 as a result of the timing of recognition of foreign revenues. Even if the currency rates had changed more materially, the impact would not have had been significant to our foreign operations because our operating costs in foreign jurisdictions are denominated in local currency and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% (prior to the April 2019 refinancing the borrowing rate was the U.S. Prime Rate plus 2.75% or LIBOR plus 3.75%). Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of September 30, 2020, we had $346.9 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of September 30, 2020, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $3.5 million.

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
It is uncertain how long and the extent to which our business may be negatively impacted by COVID-19 and the associated economic and market uncertainty. During periods of unfavorable market or economic conditions it is expected that the volume of global M&A transactions will be volatile and the timing of transaction closings may be extended. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions. Our results of operations have been impacted and for the near term may be further adversely affected by such reduction in the volume or value of such advisory transactions and the extension of timing to close. In addition, in unfavorable market conditions there may be an increase in the number of pending deals that are terminated prior to closing or where one party seeks not to close. We receive only a portion of our fee, or in some cases no fee, if the deals on which we advise are terminated or otherwise do not close.
Over the longer term, the impact of COVID-19 on our operations is unpredictable and will be significantly driven by other factors that are beyond our control, including, for example: government restrictions on business operations, in-person meetings and travel, the timing, scope and effectiveness of additional governmental responses to the pandemic; international relations and travel restrictions, and medical advancements in providing treatments for COVID-19; the timing and speed of economic recovery; and proposed or potential legislation designed to restrain M&A and other financial transactions during the pandemic. While government restrictions imposed in connection with COVID-19 were relaxed or suspended in certain jurisdictions as the COVID-19 pandemic began to abate, many jurisdictions have elected to reinstate restrictions as there has been a resurgence of cases related to the pandemic. Due to the difficulty in containing the COVID-19 pandemic it is difficult to predict the scope and timing of a successful restart and prolonged recovery of economic activity.
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
The Company may encounter increased operational risks arising from changes in the way it has begun to conduct its business during the COVID-19 pandemic. In most jurisdictions in which we operate local governments enacted “work from home” requirements for the vast majority of our employees, as well as our clients. Until the health risks related to the pandemic are mitigated we expect that many of our employees will work remotely and rely heavily on technology to perform their jobs. As a result we have increased operational risks arising from our reliance on remote communications, virtual meetings and other forms of technology. These risks include elevated cybersecurity risks, risks associated with the protection of Company and client confidential communications, and risk of reliance on certain technology we employ for virtual meetings or other remote communications systems. Furthermore, the Company’s increased reliance during the pandemic on technology for conducting certain corporate functions, such as financial reporting and administration of internal controls, may not be as effective as our historical practice of reliance on a combination of technology and in-person resources. If the Company experiences cybersecurity issues, is unable to protect confidential information, or is unable to adequately provide services or perform corporate functions, all or portions of the Company’s ability to conduct business and operate may be impaired. In such event, the Company’s financial condition and results of operations could be materially adversely affected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the third quarter 2020:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - 31	—	$0.00	—	$36,956,193
August 1 - 31	—	$0.00	—	36,956,193
September 1 - 30	—	$0.00	—	36,956,193
Total	—		—	$36,956,193
_____________________________________________
(1)Excludes 39,880 common stock equivalents (e.g., vesting restricted stock units) we are deemed to have repurchased in the third quarter of 2020 at an average price of $10.56 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the first nine months of 2020, the table excludes 743,344 common stock equivalents we are deemed to have repurchased at an average price of $19.69 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units
(2)On January 30, 2020, our Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of up to $60.0 million for the year ending December 31, 2020. The dollar value of shares that may yet be repurchased is calculated based on the repurchases of equity securities disclosed in the table as well as the deemed repurchases of common stock equivalents discussed in note (1) above.

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
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended September 30, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2020

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

1