Form 10-K
period 2020-12-31
GREENHILL & CO INC
filed 2021-02-26
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 12/31/2020.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-32147
______________________________________________________________________________
GREENHILL & CO INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0500737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1271 Avenue of the Americas New York, New York	10020 (ZIP Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (212) 389-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	GHL	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was approximately $141 million. The registrant has no non-voting stock. As of February 22, 2021, there were 19,511,810 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2021 annual meeting of stockholders to be held on April 27, 2021 are incorporated by reference in response to Part III of this Report.

PART I
When we use the terms “Greenhill”, “we”, “us”, “our”, “the Company”, and “the Firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries.

Item 1.  Business
Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Canada, France, Germany, Hong Kong, Japan, Singapore, Spain, Sweden and the United Kingdom.
At Greenhill, we are singularly focused on providing conflict-free advice to clients on a wide variety of complex financial matters, using our global resources to provide a combination of transaction experience, industry sector expertise and knowledge of relevant regional markets. We work seamlessly across offices and markets to provide the highest caliber advice and services to our clients.
Greenhill was established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Greenhill was formed as a limited liability company and converted to a Delaware corporation in 2004 at the time of our IPO. Since our founding, Greenhill has grown significantly, by recruiting talented and diverse managing directors and other senior professionals, acquiring complementary advisory businesses and training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring, and private capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 15 offices across four continents.
As of December 31, 2020, we had 358 employees globally. At that date, we had 70 client facing managing directors, including those whose hiring we had announced.
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
We provide comprehensive financial advisory services primarily in connection with mergers and acquisitions, divestitures, restructurings, financings, private capital raising and other similar transactions. We also provide advice in connection with shareholder defense preparedness, activist investor response strategies and other critical strategic matters. For all of our advisory services, we draw on the extensive experience, senior relationships and industry expertise of our managing directors and senior advisors.
Mergers and Acquisitions. On merger and acquisition engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, divestitures, spin-offs and other strategic transactions, through all stages of a transaction’s life cycle, from initial structuring and negotiation to final execution. Our focus is on providing high-quality, unbiased advice to senior executive management teams, boards of directors and special committees of prominent large and mid-cap companies, financial sponsors and to key decision makers in governments and at large institutions on transactions that typically are of the highest strategic and financial importance to our clients. We have specialists in nearly every significant industry sector who work closely with our transaction and regional specialists to provide the highest quality advice and transaction execution. In addition to merger and acquisition transactions, we advise clients on a full range of critical strategic matters, including activist shareholder defense, special committee projects, licensing deals and joint ventures. We provide advice on valuation, negotiation tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, as well as financing alternatives. In appropriate situations, we also provide fairness opinions with regard to merger and acquisition transactions.
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
Private Capital Advisory. We are one of the leading global financial advisors to pension funds, endowments and other institutional investors on transactions involving alternative assets. We advise such institutions globally on secondary sales of interests in private equity and similar funds, as well as providing advice to alternative asset fund sponsors for private capital raising, restructuring, financing, liquidity options, valuation and related services.
Revenues
Our revenues are derived from both corporate advisory services related to mergers and acquisitions (M&A), financings and restructurings and capital advisory services related to sales or capital raises pertaining to alternative assets. Revenues from corporate advisory are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory, and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, we generate private capital advisory revenues from sales of alternative assets in the secondary market and from capital raises.
Human Capital
As an independent investment bank focused solely on advisory services, our people are our primary asset. We strive to develop and promote a culture that fosters collegiality, teamwork, professionalism, excellence, diversity and collaboration among our employees worldwide to deliver high quality results to our clients and create long term career development opportunities for our personnel.
Approximately 39% of our managing directors have worked at Greenhill for more than 10 years; as a group our managing directors average more than 20 years of varied and relevant experience, which they leverage to provide the highest quality advice on a globally-integrated basis across our full range of services. Our managing directors are supported by a strong team of more junior professionals, and we spend a significant amount of time and resources recruiting, training and mentoring them. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability or veteran status, or other protected status.
Employee development is an important element of our human capital management program. We seek to provide our junior professionals with high quality technical training as well as broad exposure to a variety of assignments involving mergers and acquisitions, divestitures, restructurings, financings, capital raisings and other transactions. This approach provides us with the flexibility to allocate resources depending on the transaction environment and provides our bankers with a wide variety of experiences to assist in the development of their business and financial judgment.
We strive to provide comprehensive packages of competitive compensation and benefits in each market in which we operate, which we believe is important to ensure our employees’ health, well-being and financial security. We review the competitiveness of our compensation and benefits frequently. With respect to our senior employees, we seek to align their compensation with the interests of our shareholders through stock-based incentive compensation programs.
The safety of our employees has always been a priority. In the past year, as a result of the COVID-19 pandemic, work-place safety and employee well-being assumed even greater importance. Our employees were given the flexibility to manage their work place and personal priorities, our employee benefits emphasized mental health and our senior personnel proactively reached out to the more junior professionals in order to maintain connectivity and offer support. Recently, COVID-19 "work from home" restrictions have become less stringent in several jurisdictions in which we operate; those offices have prioritized work place safety in compliance with local guidelines and requirements and our employees continue to have the flexibility to work remotely or in our offices.
As of December 31, 2020, Greenhill employed a total of 358 people, of which 200 were located in our offices in North America, 108 were based in our European offices, and 50 in the rest of the world. The vast majority of our accounting, operational and administrative employees are located in the United States.
Our day to day conduct, as embodied by our Code of Ethics, seeks to ensure that everyone feels welcome, respected and valued so that they can contribute to their fullest potential. We utilize a comprehensive evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for continued development.
Competition
We operate in a highly competitive environment where there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom we have an active engagement changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain, on an ongoing basis, business dialogues with a large number of clients and potential clients. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management team, competition from other investment banks and other causes.
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
We believe our primary competitors in securing mergers and acquisitions and financing advisory engagements are large, diversified financial institutions including Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group AG, Deutsche Bank AG, Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, and UBS AG, as well as other publicly listed investment banking firms such as Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd., Moelis & Co. and PJT Partners, and certain closely held boutique firms. Advisory services in restructuring and bankruptcy situations tend to be highly specialized, and we believe our primary competitors to be Evercore Partners, Inc., Houlihan Lokey, Inc., Lazard Ltd., Moelis & Co., PJT Partners Inc. and many closely held boutique firms. We believe our primary competitors in our private capital advisory business are Credit Suisse Group AG, Evercore Partners, Inc., Jefferies Group, Inc., Lazard Ltd., Park Hill Group LLC (part of PJT Partners Inc.), UBS AG and many other closely held boutique firms.

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
United States
In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws and the protection of investors who invest in Greenhill. Greenhill & Co., LLC (“G&Co LLC”) is a wholly-owned subsidiary of Greenhill through which we conduct our U.S. advisory business. It is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing conduct, and examines the activities of its member firms, such as G&Co LLC. State and local securities regulators also have regulatory oversight authority over G&Co LLC.
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
Europe
Greenhill & Co. International LLP, our wholly owned affiliated partnership with an office in the United Kingdom, through which we conduct a large portion of our European advisory business, is authorized and regulated by the United Kingdom’s Financial Conduct Authority (“FCA”). The current UK regulatory regime, that governs all aspects of our advisory business in the United Kingdom, is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA.
As a result of the United Kingdom’s departure from the European Union and the expiry of the transitional period at the end of 2020, we incorporated a new German partnership, Greenhill Europe GmbH & Co. KG. We received approval of our application from Bundesanstalt fur Finanzdienstleistungsaufsicht (“BaFin”) and commenced providing investment banking services from our offices in Frankfurt, Madrid and Paris, with effect from October 1, 2020. Greenhill Europe GmbH & Co. KG has a regulated branch in Spain, which is regulated and authorized by the Comisión Nacional del Mercado de Valores (“CNMV”), and in France, which is authorized and regulated by the Autorité de Contrôle Prudentiel et de Régulation (“ACPR”). The current German regulatory regime is based upon the supervisory rules imposed by the BaFin, together with applicable national and European regulations that are relevant to the business of the firm, including the German Banking Act (KWG).
In connection with our Brexit planning, Greenhill & Co. Europe LLP, our wholly owned affiliated partnership with an office in Germany, and Greenhill & Co. Spain Limited, our wholly-owned Spanish subsidiary with an office in Madrid, were both deregulated by the FCA in October 2020 respectively, following the integration of both businesses with Greenhill Europe GmbH & Co. KG. Notifications were also made to the BaFin and the CNMV to deregister the respective branch registrations.
Greenhill & Co. Sweden AB, our wholly-owned Swedish subsidiary with an office in Stockholm, provides financial advice to clients in Sweden and the wider Nordic region.
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
Anti-money laundering, Sanctions and Bribery Legislation
Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain, and require registration with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”), where we are registered. In addition, pursuant to the USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations, as a “financial institution,” we have established and maintain an anti-money-laundering program. We are generally prohibited from dealing with “Specially Designated Nationals” or SDNs, that are identified by the Treasury Department’s Office of Foreign Assets Control, or OFAC. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. Similar restrictions have been issued in the U.K. by HM Treasury. We are prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.
We also are subject to the Foreign Corrupt Practices Act ("FCPA"), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We are also subject to applicable anti-corruption laws in the United States and in the other jurisdictions in which we operate, such as the U.K. Bribery

Act. We have implemented policies, procedures, and internal controls that are designed to comply with such laws, rules, and regulations.
Data Privacy
As part of our business we routinely receive sensitive and confidential information from our clients. We also collect personal information from our prospective and current employees, as permitted by employment laws and regulation. As a result, we are subject to the laws and regulations in relation to privacy of the U.S. federal and state governments, non-U.S. governments, their agencies and self-regulatory organizations, such as the E.U.’s data privacy and security framework titled the General Data Protection Regulations (the “GDPR”), the California Consumer Privacy Act (“CCPA”) and the new California Privacy Rights Act ("CPRA").
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

Item 1A.  Risk Factors
Our ability to retain our managing directors and other professionals is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left Greenhill in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director would have on our business. For example, in late 2020 a number of managing directors in our U.S. private capital advisory business departed the Firm to join a competitor. The departure or other loss of a number of our managing directors could materially adversely affect our ability to secure and successfully complete engagements, which could materially adversely affect our results of operations.
In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services, or some of our managing directors or other professionals could choose to follow the departing managing director in joining an existing competitor or forming a competing company. Although we have entered into non-competition agreements with our managing directors, the restriction period in many of the agreements does not exceed three to six months, and there is no guarantee that these agreements are sufficiently broad or effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under these agreements. Further, certain states and jurisdictions in which we operate have laws that limit the enforceability of non-compete agreements. If additional states and jurisdictions adopt similar regulation, it may further limit our ability to prevent our managing directors from joining our competitors.
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
Our engagements are singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period and translates into potential volatility in our stock price
We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any future period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement or closing, and the timing of these milestones is outside our control. Extended regulatory and other delays in the closing of announced transactions can create increased volatility in our revenues from period to period, since the largest portion of our fees is typically paid upon closing. Further, a transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. In cases where an engagement is terminated prior to the successful completion of a transaction or project, whether due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.
Our business is also highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, in our mergers and acquisitions business, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. In our financing advisory and restructuring business, anticipated bidders for assets of a client in financial distress may not materialize or our clients may not be able to restructure their operations or indebtedness due to a failure to reach agreement with their principal creditors. In our private capital advisory business, our clients may not be able to sell their fund interests in secondary transactions because anticipated investors or buyers may decline to invest in such a fund due to lack of liquidity, change in strategic direction of the investor, or other factors. In these circumstances, we may receive limited or no advisory fees and may not be able to recoup all of our expenses, despite having committed substantial time and resources to an engagement. In particular, cross-border deals may require numerous approvals in numerous jurisdictions, and the likelihood and timing of approvals may be difficult to predict.
Our dependence on a relatively small number of successful completions of transactions for a large percentage of our revenues in each quarterly or annual reporting period also impacts our earnings rather significantly in any particular quarter or year. As a result, it may be difficult for us to achieve consistent results and steady earnings growth on a quarterly basis, which could adversely affect our stock price.
A high percentage of our revenues is derived from a small number of clients, and the termination of any one engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 43% of our total revenues in 2020 and 35% in 2019. In 2020, one client represented greater than 10% of our revenues. In 2019, a different client represented greater than 10% of our revenues. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. Our dependence on a relatively small number of transactions for a large percentage of our revenues in each quarterly or annual reporting period also impacts our earnings rather significantly in any particular quarter or year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions on which we are advising can be significant.
We generate a substantial portion of our revenues from our services in connection with mergers and acquisitions; in the event of a decline in merger and acquisition activity, it is unlikely we could offset lower revenues with revenues from other services
The large majority of our bankers are focused on covering clients in the context of providing merger and acquisition advisory services and those activities generate a substantial portion of our revenues. In the event of a decline in merger and acquisition activity, we may seek to generate greater business from our financing advisory and restructuring and/or private capital advisory services. However, it is unlikely that we will be able to completely offset lower revenues from our merger and acquisition activities with revenues generated from either financing advisory and restructuring or private capital advisory assignments. Both our financing advisory and restructuring businesses, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, and our private capital advisory business, which primarily advises on secondary transactions for alternative assets, are smaller than our mergers and acquisitions advisory business, and we expect that they will remain that way for the foreseeable future.
If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring services is at a low level, our financing advisory and restructuring business could suffer
We provide various financing advisory and restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing, governmental policy and changes to laws, rules and regulations, including those that protect creditors. In addition, providing restructuring advisory services entails the risk that the transaction will be unsuccessful, takes considerable time and can be subject to a bankruptcy court’s discretionary power to disallow or discount our fees. If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services is at a low level, our financing advisory and restructuring business would likely be adversely affected.
Our private capital advisory business is dependent on the availability of capital for deployment in the alternative asset classes in which our clients are invested
In our private capital advisory business, we advise institutional investors and general partners of investment funds on the sale of alternative assets funds in secondary transactions and other restructuring and/or capital raising transactions. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity. Our ability to assist investors in selling their interests in secondary transactions or to assist fund managers and sponsors in raising capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. To the extent private and public capital focused on alternative investment opportunities for our clients is limited, the results of our private capital advisory business may be adversely affected.
Our business may be adversely affected by difficult market conditions and adverse economic conditions which may cause a decline in transaction activity, the extent of which is not known, predictable or under our control
Adverse market or economic conditions caused by external factors, for example the rapid worldwide spread of the COVID-19 global pandemic and the difficulties in containing it has caused significant disruption and uncertainty in the domestic and international economies and markets; this in turn has affected the number, size and timing of transactions on which we provide advice and therefore adversely affect our advisory fees. For example, we experienced a decrease in M&A activity and associated fees in the first half of 2020 due to the impact of COVID-19. Furthermore, rapid changes in equity valuations, the uncertainty of available credit and the volatility of equity markets can also adversely affect the size, volume and timing of, as well as the ability of our clients to successfully complete merger and acquisition transactions, which can affect our advisory business. For example, when there is a disruption in the financial markets there may be an increase in the number of pending deals that are terminated prior to closing or where one party seeks not to close. In these cases, we may receive only a portion of our fee, or in some cases no fee, if the deals on which we advise are terminated or otherwise do not close.
While we operate in North America, Europe, Australia, and Asia, our operations in the United States and Europe have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in these locations.
We face strong competition from far larger firms and other independent firms, which could adversely affect our market share of the advisory business
The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors across the U.S. and internationally, including the quality of our advice and service, our range of sector expertise, strength of relationships, innovation, reputation and price. We are a relatively small investment bank, with 358 employees as of December 31, 2020 and total revenues of $311.7 million for the year ended December 31, 2020. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve clients’ needs, greater global reach and broader relationships with current and potential clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Further, we may experience pricing pressures in the future if some of our competitors seek to obtain market share by reducing prices.
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
In addition to our larger competitors, a number of independent investment banks offer independent advisory services and most of these firms are larger and have greater general and industry specific coverage resources and larger financing advisory and restructuring groups than we do. Furthermore, a number of such independent firms may have greater financial resources than us. Additionally, independent advisory firms require minimal capital to operate and there are few obstacles to forming a new firm. As these independent firms seek to gain market share, our share of the advisory business could diminish and there could be pricing pressure, which would adversely affect our revenues and earnings.
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
Our future growth is dependent on both our ability to identify, attract and hire additional managing directors and other professionals and our ability to identify, acquire and successfully integrate complementary advisory businesses
The future growth of our business is dependent upon our ability to recruit new personnel, develop our existing and new personnel and expand through strategic investments or acquisitions. To successfully increase our headcount we must identify, attract and hire professionals, or teams of professionals, to join our firm, who not only will be able to function as trusted advisors to our clients without the support of a large suite of products but also will be able to fit into our collegial culture. The recruitment, development and training of professionals requires large commitments of time and resources. It may take a substantial amount of time to determine whether new professionals will be effective and, during that time, we may incur significant expenses on compensation, integration and business development activities. Furthermore, there can be no certainty that our personnel will develop the skills necessary to advise our client base or that we will be able to retain those high achieving personnel.
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
We currently have a substantial amount of long-term debt that could adversely affect our business
At December 31, 2020, we had $326.9 million of outstanding debt under our term loan facility. We are obligated to make quarterly principal installment payments on our term loan facility of $4.7 million (or $18.8 million annually), with the remaining balance of the term loan facility due at maturity on April 12, 2024. The next quarterly principal installment payment is due on March 31, 2022. If we only make the quarterly principal amortization payments through March 31, 2024, we will have due $285.9 million at maturity on April 12, 2024.
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
Our borrowings bear interest at variable rates, subject to, at our election, either the U.S. Prime Rate plus a margin of 2.25% or LIBOR plus a margin of 3.25%. For the year ended December 31, 2020 we incurred interest expense of $15.5 million, and our borrowing rate ranged from 3.4% to 5.0%. We currently do not hedge our borrowing rate and we are subject to unanticipated interest rate and currency exchange rate fluctuations. An increase in interest rates would increase the portion of our cash flow used to service our indebtedness and could have a material adverse effect on our liquidity and our ability to meet our obligations in a timely manner, which could have a material adverse effect on our stock price. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Although financial regulators and industry working groups have suggested alternative reference rates, global consensus on alternative rates is lacking. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become accepted alternatives to LIBOR. Although our credit agreement provides a mechanism for the replacement of LIBOR with a new broadly accepted market convention for determining a rate of interest for syndicated loans in the United States, there can be no assurances that the phase out of LIBOR will not cause the cost of capital to increase.

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
•pay dividends and other distributions, repurchase shares and prepay certain indebtedness; and
•enter into transactions with our affiliates.
Under the terms of the credit agreement, in addition to our requirement to make timely principal and interest payments under the debt agreement and the restrictions enumerated above, we are also subject to certain other non-financial covenants.
Failure to comply with any of the covenants in our credit agreement could result in a default, which would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by the credit agreement on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Our inability to repay or refinance the credit agreement when due could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our business operations and our stock price.
Our decision to return cash to our shareholders through repurchases of our common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders

Since we announced our recapitalization in 2017 through December 31, 2020, we have repurchased 15,040,528 common shares through open market purchases (including pursuant to 10b5-1 plans) and tender offers at an average price of $21.03 per share, for a total cost of $316.3 million. In February 2021, our Board of Directors authorized the repurchase of our common stock and common stock equivalents of up to $50.0 million for the period ended January 31, 2022. Since our Board authorization in 2021 (as of February 22, 2021), we have repurchased 337,739 shares of our common stock for $5.0 million and we are deemed to have repurchased 635,027 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $9.6 million and have $35.4 million remaining and authorized for repurchase through January 2022. We may repurchase our common stock through various means, such as open market purchases (including pursuant to 10b5-1 plans) and privately negotiated transactions. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period through January 2022 or the amount authorized in any future period. Our ability to repurchase shares for 2021 and future years is also limited by covenants in our credit agreement and Section 160 of the Delaware General Corporation Law that requires repurchases only be made out of surplus (as defined under Delaware law).
There can be no assurance that any past or future repurchases will have a positive impact on our stock price or enhance shareholder value, or that share repurchases provide the best use of our capital because the value of our common stock may decline significantly below the levels at which we repurchased shares of common stock.
Our decision to repurchase shares of our common stock will reduce our public float, which could cause our share price to decline
As a result of any past or future share repurchases we will likely reduce our “public float,” (i.e., the number of shares of our common stock that are owned by non-affiliated stockholders and available for trading in the securities markets), which will most likely reduce the volume of trading in our shares and result in reduced liquidity which may cause fluctuations in the trading price of our common stock unrelated to our performance.

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
Our executive officers, directors and other employees, together with their affiliated entities, hold a significant percentage of our common stock, and their interests may differ from those of our unaffiliated shareholders
Our executive officers, directors and other employees and their affiliated entities collectively owned approximately 29% of the total shares of common stock outstanding as of February 22, 2021 (or approximately 49%, assuming vesting in full on February 22, 2021 of all restricted stock units they hold).
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
A significant portion of the compensation of our managing directors is paid in restricted stock units, and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding and if sold at vesting could cause the market price of our common stock to decline.

As part of annual bonus and incentive compensation, we award restricted stock units to managing directors and other employees. Generally, restricted stock units are awarded in the first calendar quarter each year and as a result, generally vest around the same time in the first calendar quarter of each year. We also award restricted stock units as a long-term incentive to new hires at the time they join Greenhill. In February 2021, 1,474,940 restricted stock units vested related to awards granted in prior years and net of the units that we settled for withholding taxes, 839,913 common shares were delivered to our managing directors and other employees. To the extent that there are substantial sales of our common stock by our managing directors and other employees in the days and weeks after the vesting of our restricted stock units, or the perception that such sales might occur, the market price of our common stock could decline.
At February 22, 2021, 7,746,952, restricted stock units were outstanding. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest ratably over a three to five-year period, with the first vesting on the first anniversary of the grant date, or do not vest until the fourth or fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Vesting of restricted stock units will be accelerated and immediately vested upon a participant’s death, disability or retirement, as defined in the relevant agreements. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 22, 2021 are scheduled to be issued as follows: 499,063 additional shares in 2021, 2,818,792 shares in 2022, 1,825,214 shares in 2023, 1,240,556 shares in 2024, 1,039,797 shares in 2025, and 323,530 shares in 2026.

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
As a financial advisor on significant transactions, we face substantial litigation risk
Our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including rendering fairness opinions in connection with mergers and other transactions. Our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients, who could bring actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing, including claims for aiding and abetting client misconduct. Moreover, judicial scrutiny and criticism of investment banker performance and activities has increased, creating risk that our services in a litigated transaction could be criticized by the court. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.
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
Furthermore, if the existing regulations under which we operate are modified or interpreted differently, or new regulations are issued and we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens, the purchase of services from local businesses, or requiring local ownership.
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

Uncertainty regarding Brexit and the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business
We have a presence in certain European Union countries, including the U.K. On January 31, 2020, the U.K. withdrew from the European Union, commonly referred to as "Brexit". The terms of the withdrawal agreement between the European Union and the U.K. provided for a transition period for the European Union and the U.K. to negotiate and agree to a framework for their future relationship, which expired on December 31, 2020. While a trade deal was agreed there remains uncertainty with regards to the nature of the long-term relationship between the European Union and the U.K.. Such uncertainty could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, and introduce significant legal uncertainty and potentially divergent national laws and regulations.
Notwithstanding the agreement reached, conditions arising from Brexit could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise, and further, likely increasing our legal, compliance and operational costs. We incorporated a new German entity in 2019 in order to continue to provide investment banking services throughout the European Union and submitted an application to BaFin requesting such permission. We received approval of our application from BaFin and commenced providing investment banking services from our offices in Frankfurt, Madrid and Paris through our new German partnership, Greenhill Europe GmbH & Co. KG, with effect from October 1, 2020.
The value of our goodwill may decline in the future, which could adversely affect our financial results
A significant decline in our expected future cash flows, a significant adverse change in the business climate, a sustained economic downturn or slower growth rates, any or all of which could be materially affected by many of the risk factors discussed herein, may require that we take charges in the future related to the impairment of goodwill. If we were to conclude that a future write-down of our goodwill and other intangible assets is necessary, we would record the appropriate charge which could have a material adverse effect on our results of operations, our ability to make share repurchases or pay dividends and the market value of our common stock.
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

We depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including catastrophic events such as hurricanes or other larger scale catastrophes, a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of catastrophes and other disasters are inherently unpredictable. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. Although we carry insurance to mitigate our exposure to certain catastrophic events, our insurance and other safeguards might only partially reimburse us for our losses, if at all, and will not cover related reputational harm.
In response to the COVID-19 pandemic the local governments of most jurisdictions in which we operate enacted “work from home” requirements for the vast majority of our employees, as well as our clients. Until the health risks related to the pandemic are mitigated we expect that many of our employees will work remotely and rely heavily on technology to perform their jobs. As a result we have increased operational risks arising from our reliance on remote communications, virtual meetings and other forms of technology. These risks include elevated cybersecurity risks, risks associated with the protection of Company and client confidential communications, and risk of reliance on certain technology we employ for virtual meetings or other remote communications systems.
Evolving data privacy regulations, including the European Union’s General Data Protection Regulation (“GDPR”), may subject us to significant penalties
As part of our business, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. These laws and regulations are increasing in complexity and number. For example, in May 2018, the European Union’s GDPR came into effect, and changed how businesses can collect, use and process the personal data of European Union residents. The GDPR has extraterritorial effect and imposes a mandatory duty on businesses to self-report personal data breaches to authorities, and, under certain circumstances, to affected individuals. The GDPR also grants individuals the right to erasure (commonly referred to as the "right to be forgotten"), which may put a burden on us to erase records upon request. Compliance with the GDPR’s requirements may increase our legal, compliance, and operational costs. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs, and impair our reputation.
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
We could change our existing dividend policy in the future, which could adversely affect our stock price
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. Since we announced the recapitalization in 2017, we have made quarterly dividend payments of $0.05 per share. In February 2021, our Board of Directors declared a dividend of $0.05 per share to be paid on March 17, 2021 to common stockholders of record on March 3, 2021. We intend to continue to pay quarterly dividends, subject to capital availability, cash flows and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, contractual restrictions and other factors as the Board of Directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to further reduce or even suspend dividend payments in the future. As a Delaware corporation, we are required to meet certain surplus thresholds for our Board of Directors to declare a dividend in accordance with the Delaware General Corporation Law. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price.

The COVID-19 pandemic may exacerbate many of the risks described above
It is uncertain how long and the extent to which our business may be negatively impacted by COVID-19 and the associated economic and market uncertainty. During periods of unfavorable market or economic conditions it is expected that the volume of global M&A transactions will be volatile and the timing of transaction closings may be extended. Further, in the period following an economic downturn, the volume and value of M&A transactions typically takes time to recover and lags a recovery in market and economic conditions. Our results of operations were impacted during fiscal year 2020 and may be further adversely affected if there are further disruptions to the financial markets as a result of a prolonged recovery from the global pandemic.
The extent to which the COVID-19 pandemic and the related global economic crisis further adversely affects our business, results of operations and liquidity and financial condition, will depend on the future developments that are highly uncertain and beyond our control. These developments include the duration, spread and severity of the pandemic and any recovery period; the distribution, public acceptance and widespread use and effectiveness of vaccines against COVID-19; the actions taken to contain the spread of the disease or mitigate its impact; and future actions taken by governmental authorities, central banks and other third parties in response to the pandemic. We continue to monitor this dynamic situation, including guidance and regulations issued by U.S. and other governmental authorities
The failure to contain or the further spread of the COVID-19 outbreak could materially adversely impact us due to a reduction in the demand for our services, delay of client decisions to transact in an uncertain business environment or possible deterioration in our clients’ financial condition and their ability to pay for our services. Without adequate generation of revenues to meet our operating needs, we would not have sufficient cash flow to pay interest and principal on our debt obligations. Further, due to our existing debt obligations, we have limitations on our additional financial flexibility and our failure to fund or refinance our existing debt obligations could result in default.
Finally, if the health and welfare of client-facing professionals or executive officers providing critical corporate functions deteriorates, or the number of employees ill with COVID-19 becomes significant, our ability to win business, provide client services and manage operations could be materially adversely affected.
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
•general market or economic conditions (for example, economic developments, changes in government or central bank policy, or the occurrence of an epidemic or spread of pandemic diseases);
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
•the impact of the COVID-19 pandemic on our business operations; and
•fluctuations in our stock price due to market conditions or other factors.
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

Item 2.  Properties
We do not own any real estate property. Each of our 15 offices occupy leased office space.

Currently our principal executive office is located at 1271 Avenue of the Americas, New York, N.Y.

In terms of square footage, our other large offices include Chicago, London, Frankfurt and Sydney. We also have smaller leased office space in other cities around the world, and generally these leases may be extended or renewed.

Item 3.  Legal Proceedings
We are from time to time involved in legal proceedings incidental to the ordinary course of our business. We do not believe any such proceedings will have a material effect on our results of operations.

Item 4.  Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
In 2020, our executive officers were Scott L. Bok (Chief Executive Officer), Kevin M. Costantino (President), David A. Wyles (President), Harold J. Rodriguez, Jr. (Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer and Treasurer) and Gitanjali Pinto Faleiro (General Counsel). Set forth below is a brief biography of each executive officer.
Scott L. Bok, 61, has served as Chief Executive Officer since April 2010, served as Co-Chief Executive Officer between October 2007 and April 2010, and served as our U.S. President between January 2004 and October 2007. He has also served as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok also served as a member of the Board of Directors of Iridium Communications Inc., from 2009 to 2013.
Kevin M. Costantino, 44, has served as President since 2015, and also is a member of our Management Committee and serves as Co-Head of U.S. M&A. Prior to his appointment as President, Mr. Costantino served as Co-Head of our Australian business. Mr. Costantino joined Greenhill’s New York office in 2005, to which he relocated in July 2015 after a second stay in our Sydney office. He also spent time in our Chicago office following its 2009 opening, and was involved in our expansion to Brazil two years ago. Before joining Greenhill, Mr. Costantino was a mergers and acquisitions lawyer with Wachtell, Lipton, Rosen & Katz in New York.
David A. Wyles, 52, has served as President since 2015, and also is a member of our Management Committee. Prior to his appointment as President, Mr. Wyles served as Co-Head of our European business. Mr. Wyles joined Greenhill in 1998 as part of the original team from Baring Brothers that founded our London office, and was involved in the opening of our Frankfurt office two years later. He is one of the leading M&A advisors in the UK market, and has also led numerous major transaction assignments in Continental Europe and globally, including most of our assignments involving China.
Harold J. Rodriguez, Jr., 65, has served as our Chief Financial Officer since August 2016, as Chief Operating Officer since January 2012, as Chief Administrative Officer from March 2008 until January 2012 and as Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as our Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
Gitanjali Pinto Faleiro, 43, was appointed as an executive officer on January 30, 2020 by the Board. Ms. Faleiro joined the firm in September 2019 and serves as Greenhill's General Counsel and Corporate Secretary. She is also a member of our Management Committee. Prior to joining Greenhill, Ms. Faleiro was a Vice President and Associate General Counsel in the Legal department at Goldman Sachs where she advised the Securities Division and Investment Banking Division on transactional, legal, regulatory and reputational matters in relation to the Volcker Rule and other broker-dealer regulations. Ms. Faleiro also served as secretary to certain firm-wide and division-wide committees. From 2006 to 2012, Ms. Faleiro was a trainee solicitor and then Solicitor (England & Wales) at Linklaters, LLP in London, from 2012 to 2015, Ms. Faleiro was an attorney at Latham & Watkins, LLP in New York, and from 2000 to 2004, Ms. Faleiro was an analyst and then associate in the Securities Division at Goldman Sachs in New York.
Our Board of Directors currently has six members, two of whom are employees (Robert F. Greenhill and Scott L. Bok) and four of whom are independent (Steven F. Goldstone, Meryl D. Hartzband, John D. Liu and Karen P. Robards). The Board has also nominated Kevin Ferro for election by the shareholders at our annual meeting scheduled for April 27, 2021. A brief biography of each of Messrs. Greenhill, Goldstone and Liu and Mses. Hartzband and Robards is set forth below.
Robert F. Greenhill, 84, our Founder and Chairman Emeritus, served as our Chairman from 1996 to 2018, and as our Chief Executive Officer from 1996 to 2007. In addition, Mr. Greenhill has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Prior to founding and becoming Chairman of Greenhill, Mr. Greenhill was Chairman and Chief Executive Officer of Smith Barney Inc. and a member of the Board of Directors of the predecessor to the present Travelers Corporation (the parent of Smith Barney) from June 1993 to January 1996. From January 1991 to June 1993, Mr. Greenhill was president of, and from January 1989 to January 1991, a vice chairman of, Morgan Stanley Group, Inc. Mr. Greenhill joined Morgan Stanley in 1962 and became a partner in 1970. In 1972, Mr. Greenhill directed Morgan Stanley’s newly-formed mergers and acquisitions department. In 1980, Mr. Greenhill was named director of Morgan Stanley’s investment banking division, with responsibility for domestic and international corporate finance, mergers and acquisitions, merchant banking, capital markets services and real estate. Also in 1980, Mr. Greenhill became a member of Morgan Stanley’s management committee.
Steven F. Goldstone, 75, has served on our Board of Directors since July 2004 and has also served as our Lead Independent Director since January 2016. He currently manages Silver Spring Group, a private investment firm. From 1995 until his retirement in 2000, Mr. Goldstone was Chairman and Chief Executive Officer of RJR Nabisco, Inc. (which was subsequently named Nabisco Group Holdings following the reorganization of RJR Nabisco, Inc.). Prior to joining RJR Nabisco, Inc., Mr. Goldstone was a partner at Davis Polk & Wardwell, a law firm in New York City. He joined the Board of Directors of ConAgra Foods, Inc., in 2003 and was appointed the non-executive Chairman in 2005, retaining that position until his retirement in October 2018. Mr. Goldstone served as a member of the Board of Directors of Trane, Inc. (f/k/a American Standard Companies, Inc.) from 2002 until 2008 and as a member of the Board of Directors of Merck & Co. from 2008 until 2012. Mr. Goldstone has also served as a member of the Board of Directors of The Chefs’ Warehouse, Inc. since March 2016.
Meryl D. Hartzband, 66, has served on our Board of Directors since July 2018. Ms. Hartzband currently serves on the Board of Directors of Everest Re Group, Ltd., a publicly-traded insurance and reinsurance company listed on NYSE, and the Board of Directors of Conning Holdings Limited, a leading global investment management firm. Past directorships include The Navigators Group, Inc., ACE Limited, Travelers Property Casualty Corp., AXIS Capital Holdings Limited, Alterra Capital Holdings Limited, and numerous portfolio companies of the Trident Funds. She was a founding partner of Stone Point Capital, a private equity firm that focuses on investing in the global financial services industry. From 1999 to 2015, she served as the firm’s Chief Investment Officer and as a member of the Investment Committees of the Trident Funds. Prior to that, she was a Managing Director at J.P. Morgan Chase & Co., where, during a 16-year career, she specialized in managing private equity investments in the financial services industry.
John D. Liu, 52, has served on our Board of Directors since June 2017. Since March 2008, Mr. Liu has been the chief executive officer of Essex Equity Management, a financial services company, and managing partner of Richmond Hill Investments, an investment management firm. Prior to that time, Mr. Liu was employed for 12 years by Greenhill until March 2008 in positions of increasing responsibility, including as chief financial officer from January 2004 to March 2008 and as co-head of U.S. Mergers and Acquisitions from January 2007 to March 2008. Earlier in his career, Mr. Liu worked at Wolfensohn & Co. and was an analyst at Donaldson, Lufkin & Jenrette.  Mr. Liu also serves as a member of the Board of Directors of Whirlpool Corporation.
Karen P. Robards, 70, has served on our Board of Directors since April 2013. Since 1987, Ms. Robards has been a principal of Robards & Company, LLC, a consulting and private investment firm. From 1976 to 1987, Ms. Robards was an investment banker at Morgan Stanley where she served as head of its healthcare investment banking activities. Ms. Robards currently serves as Co-Chair of the Fixed Income Board at BlackRock and a member of the Audit Committee of the BlackRock Fixed Income Funds. Ms. Robards served as a member of the Board of Directors of AtriCure, Inc., a medical device company, from 2000 to May 2017. From 1996 to 2005, Ms. Robards served as a director of Enable Medical Corporation, a developer and manufacturer of surgical instruments, which was acquired by AtriCure, Inc. in 2005.

PART II

Item 5.  Market for Registrant’s Common Stockholders’ Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The New York Stock Exchange is the principal market on which our common stock (ticker: GHL) is traded.

As of February 22, 2021, there were 4 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.

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
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

160
120
80
40
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
GHL
S&P 500
S&P 500 Financial Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2015
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2020

Share Repurchases in the Fourth Quarter of 2020

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 – October 31	—	$0.00	—	$36,956,193
November 1 – November 30	—	$0.00	—	36,956,193
December 1 – December 31	—	$0.00	—	—
Total	—		—	$—

_____________________________________________
(1)Excludes 21,185 common stock equivalents (e.g., vesting restricted stock units) that we are deemed to have repurchased in the fourth quarter of 2020 at an average price of $10.05 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the fiscal year 2020, the table excludes 764,529 common stock equivalents we are deemed to have repurchased at an average price of $19.42 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units
(2)For the year ended December 31, 2020, the Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of $60.0 million. That authorization expired as of December 31, 2020. In February 2021, our Board of Directors authorized $50.0 million in purchases of shares and share equivalents (via tax withholding on vesting of restricted stock units) through January 2022.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, institutions and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Canada, France, Germany, Hong Kong, Japan, Singapore, Spain, Sweden and the United Kingdom.
We were established in 1996 by Robert F. Greenhill, the former President of Morgan Stanley and former Chairman and Chief Executive Officer of Smith Barney. Since our founding, Greenhill has grown significantly, by recruiting talented managing directors and other senior professionals, acquiring complementary advisory businesses and training, developing and promoting professionals internally. We have expanded beyond merger and acquisition advisory services to include financing, restructuring, and private capital advisory services, and we have expanded the breadth of our sector expertise to cover substantially all major industries. Since the opening of our original office in New York, we have expanded globally to 15 offices across four continents.
Over our 25 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions, such as our acquisition of Caliburn Partnership Pty Limited (now Greenhill Australia) in Australia in 2010. Additionally, we expanded the breadth of our advisory services through our acquisition in 2015 of Cogent, which extended our services to private capital advisory related to the secondary fund placement market. More recently, we have recruited a number of managing directors focused on financing and restructuring advisory services. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Spain, Singapore and France.
We intend to continue our efforts to recruit new managing directors with industry sector experience and/or geographic reach who can help expand our advisory capabilities. While we paused our recruiting efforts for most of 2020 due to the uncertainties associated with COVID-19 and the inability of new hires to travel and actively engage in in-person meetings and other business development, we enter 2021 with an active pipeline of prospects with industry sector and regional capabilities. It is our objective to achieve increased productivity by increasing managing director headcount in high fee areas like M&A in the largest markets. We had 70 client facing managing directors as of December 31, 2020.
Business Environment and Outlook /Factors Affecting Our Results
Impact of COVID-19 and Other Recent Developments. During 2020, COVID-19 became a global pandemic of extraordinary proportion and impact. In response, most governmental authorities issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. At times these directives were eased in a number of jurisdictions only to have additional directives issued in response to a resurgence of the pandemic in those same jurisdictions. Globally, the response by governmental authorities has differed by jurisdiction with some jurisdictions issuing additional and more restrictive proclamations and/or directives while other jurisdictions are permitting workers back to their workplaces. For us, the majority of our employees worked remotely during the period from March through June 2020. Since then, some of our employees have begun a gradual return to our office locations, in compliance with local government guidelines, while in other jurisdictions our employees continued to work from home. For those employees who have been working remotely, they have successfully utilized technology to employ virtual and secure cloud-based systems to continue communicating, collaborating and conducting client business in this new environment. We continue to monitor local government mandates in determining our office re-openings, re-closures and work-related travel.
As a result of the global pandemic, there was significant disruption and volatility in the domestic and international economies and financial markets from early 2020 until the third quarter. As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions it is expected, and we have seen, that the volume of global M&A transactions can be volatile and the timing of transaction closings may be extended or disrupted, with some announced transactions being terminated.
In response to the impact that the global pandemic had on global economies both the U.S. federal government and most foreign governmental institutions undertook unprecedented fiscal and monetary stimulus which resulted in a broad recovery of all financial markets by mid year. Although we were impacted beginning in the first quarter of 2020 and continuing into the third quarter by the unfavorable market conditions that COVID-19 caused on our business, starting in the third quarter we have seen an increase in new assignment activity for M&A as compared to the same period last year. We currently see a favorable environment for our M&A business due to high equity valuations, low borrowing costs, substantial corporate and private equity buying power and a variety of other factors. However, we cannot estimate the speed at which the transactions will occur or the stability of the financial markets given the expected challenges of a recovery from the global pandemic.
Since the early stages of the global pandemic the activity of our financing advisory and restructuring business, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, has increased substantially compared to prior years. This increase in activity resulted from both an increase in assignments due to greater market opportunities arising as a result of the pandemic’s impact on many businesses and an increase in the size of our restructuring team, which was significantly expanded over the past two years. While we have realized an increase in restructuring advisory and completion fees in 2020 as compared to the prior year, we have far fewer restructuring bankers than M&A bankers and the additional revenue generated by the restructuring team was not enough to offset the decline in M&A transaction revenue. Although the pace of restructurings has subsided from the frenetic pace in the first half of 2020, as we look forward to 2021 we expect to benefit from the completion of numerous restructuring assignments and expect our activities to be more focused on those industries and companies adversely affected by the continuing pandemic. In addition, we are observing significant opportunities to advise on various kinds of debt and equity financings and expect those assignments to provide meaningful revenue in 2021.
Our private capital advisory business was significantly impacted by the pandemic during 2020 and our transaction volume was far below its level for 2019. The private capital advisory business is typically adversely impacted during periods of market volatility which we experienced in the second and third quarters of 2020. Additionally, in late 2020, a number of managing directors in our private capital advisory group, primarily in the U.S, departed the Firm. Our smaller European and Asian operations, where we have seen a recent increase in activity, remain mostly unaffected by these departures. As we seek to rebuild our U.S. team, we plan to focus on higher value added transactions with financial sponsors. Over the longer term, we cannot be certain whether we will be able to recruit sufficient additional personnel to return the secondary market private capital advisory business to pre-pandemic revenue levels.
The extent to which the COVID-19 pandemic and the related global economic crisis further adversely affects our business, results of operations and liquidity and financial condition, will depend on the future developments that are highly uncertain and beyond our control. These developments include the duration, spread and severity of the pandemic and any recovery period; the distribution, public acceptance and widespread use and effectiveness of vaccines against COVID-19; the actions taken to contain the spread of the disease or mitigate its impact; and future actions taken by governmental authorities, central banks and other third parties in response to the pandemic. We continue to monitor this dynamic situation, including guidance and regulations issued by U.S. and other governmental authorities.
In mid 2020, we exited Brazil by selling our business there to the local team for a nominal sum. In Brazil, we did not find the kind of larger cross border opportunities we have found in other markets. As a result, particularly given the weakness of the Brazilian currency, we generated modest dollar revenue and proved unable to generate a return on our investment in that market. Accordingly, we expect this move to be modestly accretive to our productivity and profitability statistics going forward.
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. We are solely an advisory firm and our revenues are derived from fees we earn on advisory services related to M&A, financing advisory and restructuring, and private capital advisory transactions. Throughout the global pandemic, we have remained fully operational and continue to maintain client dialogues, win new assignments and assist clients in getting to agreement and completion of important transactions.
The volume of global and regional transactional activity typically has a significant impact on our results of operations. During 2020, we benefited from particularly strong results in our European M&A business and our U.S. restructuring business, partially offset by a reduction in private capital advisory fees and lower transaction announcement and opinion fees. We also benefited from a number of financing advisory roles that are neither traditional M&A nor traditional restructuring roles. Our revenue for the year was highly concentrated in a few regions and sectors, as many regions and sectors were heavily impacted by the pandemic and related constraints on economic activity. At the same time, the volume of announced and completed transactions globally decreased by 8% and 5%, respectively, in 2020 as compared to 2019, while the number of announced and completed transactions globally both increased by 6% in the same period, indicating that there was a greater volume of smaller transactions in 2020 as compared to 2019.(1) Although transaction volume was down from last year, it increased significantly as financial markets stabilized in the second half of the year and as we enter 2021 we have a favorable outlook for our business in most of the jurisdictions in which we operate.
Competition. We operate in a highly competitive environment where there are generally no long-term contracted sources of revenue. Each revenue-generating engagement is separately awarded and negotiated. Our list of clients with whom there are active engagements changes continually. To develop new client relationships, and to develop new engagements from historic client relationships, we maintain, on an ongoing basis, active business dialogues with a large number of clients and potential clients. We gain new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and expertise in certain industry sectors or geographies, and through referrals from members of boards of directors, attorneys and other parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, bankruptcy, a change in a client’s senior management team, turnover of our senior banking professionals, competition from other investment banks and other similar reasons.
For 2021, we are aiming to enhance our focus on advising financial sponsors on a wide variety of transactions. Historically we focused heavily on serving public companies, and we have enjoyed great success with that constituency. However, over time we have increased interaction with financial sponsors across our M&A, restructuring and private capital advisory businesses. We are now aiming to organize those efforts in a more systematic way designed to generate more revenue, and we have already put significant resources into this initiative. We are hopeful that it will be at least as successful as the restructuring advisory team expansion that was our primary strategic focus of the past couple years.
_______________
(1) Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of January 31, 2021.

Results of Operations
The results of operations below focuses on the results of 2020 versus 2019. For a discussion of 2019 versus 2018, refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2019.
Revenues
The following table sets forth data relating to the Firm’s sources of revenues by client location.

	For the Years Ended December 31,
	2020	2019	2018
North America	61%	71%	56%
Europe	35%	15%	32%
Rest of World	4%	14%	12%

Sources of Revenues. Our revenues are derived from both corporate advisory services related to M&A, financings and restructurings and private capital advisory services related to sales or capital raises pertaining to alternative assets. A majority of our revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, or other advisory transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success-based strategic advisory, financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones (such as the announcement of a transaction or the rendering of a fairness opinion). Additionally, we generate private capital advisory revenues from sales of alternative assets in the secondary market and from capital raises.
We do not allocate our revenue by type of advice rendered (M&A, financing advisory and restructuring, strategic advisory, or other) because of the complexity of the assignments for which we earn revenue and because a single transaction can encompass multiple types of advice. For example, a restructuring assignment can involve, and in some cases end successfully in, a sale of all or part of the financially distressed company. Likewise, an acquisition assignment can relate to a financially distressed target involved in or considering a restructuring, and an M&A assignment can develop from a relationship that we had on a prior restructuring assignment, and vice versa. Further, debt and equity financing assignments can include participation of both M&A and restructuring personnel. While we do separately allocate private capital advisory revenue, we expect involvement of our M&A team as we increase our focus to higher value added assignments.
2020 versus 2019. For the year ended December 31, 2020, revenues were $311.7 million compared to $301.0 million in 2019, an increase of $10.7 million, or 4%. The increase in our 2020 revenues, as compared to 2019, resulted from an increase in the number and scale of merger and acquisition transaction completion fees, particularly in Europe, and restructuring advisory fees, partially offset by a reduction in private capital advisory fees and lower transaction announcement and opinion fees.
By geographic region in 2020, North America, where we generated 61% of our revenues, remained our largest contributor. Revenue from our North American clients decreased year over year on an absolute dollar basis and decreased as a percentage of total revenues as a result of stronger performance in Europe in 2020 as compared to 2019. We derived 35% of our revenues in Europe in 2020, and our absolute revenues in Europe more than doubled from 2019. We generated 4% of our revenues from clients located in the rest of the world, reflecting decreases in both the percentage and absolute dollar amount of total revenues due to both the impact of the pandemic in the Australian market and to a lesser exit from our exit of South America with our sale of our Brazilian business in June 2020.
The ten largest fee-paying clients contributed 43% of our total revenues in 2020 and 35% in 2019. In 2020 one client represented greater than 10% of our revenues. In 2019, a different client represented greater than 10% of our revenues.

Operating Expenses
We classify operating expenses as employee compensation and benefits expenses and non-compensation operating expenses. Non-compensation operating expenses include the costs for occupancy and equipment rental, communications, information services, professional fees, recruiting, travel and entertainment, insurance, depreciation and amortization, and other operating expenses.
For the year ended December 31, 2020, total operating expenses were $256.4 million compared to $255.2 million in 2019. The slight increase of $1.2 million principally resulted from an increase in our compensation and benefits expenses, nearly offset by a decrease in our non-compensation expenses, both as described in more detail below. Our operating profit margin was 18% for 2020 as compared to 15% in 2019.
The following table sets forth information relating to our operating performance metrics.

	For the Years Ended December 31,
	2020	2019	2018
	(in millions, except employee data)
Employee compensation and benefits expenses	$194.1	$178.9	$195.2
% of revenues	62%	59%	55%
Non-compensation operating expenses	62.3	76.2	75.9
% of revenues	20%	25%	22%
Total operating expenses	256.4	255.2	271.1
% of revenues	82%	85%	77%
Total operating income	55.2	45.8	80.9
Operating profit margin	18%	15%	23%
Number of employees at year end	358	405	365
% increase (decrease) in employee count	(12)%	11%	5%

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
Our compensation and benefits expenses principally consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts that may be subject to clawback, and amortization of long-term incentive compensation awards of restricted stock units and deferred cash compensation. Base salary and benefits are paid ratably throughout the year. Annual cash bonuses, which are accrued throughout the year, are discretionary and dependent upon a number of factors, including our financial performance, and are generally paid in the first quarter in respect of the preceding year. Awards of restricted stock units and deferred cash compensation are discretionary and are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally three to five years for the majority of the awards. We estimate forfeitures as part of our amortized deferred compensation cost based on an estimated rate of forfeitures which we periodically adjust to the actual rate of forfeited awards. As we expense the restricted stock awards, the portion of the restricted stock units amortized is recorded within stockholders’ equity in the consolidated statements of changes in stockholders' equity. The expense associated with our annual and long-term incentive compensation can have a significant impact on compensation expense and may vary from year to year.
2020 versus 2019. For the year ended December 31, 2020, our employee compensation and benefits expenses were $194.1 million, which reflected a 62% ratio of compensation to revenues. This amount compared to $178.9 million for 2019, which reflected a 59% ratio of compensation to revenues. The increase in expense of $15.2 million, or 8%, was principally attributable to higher incentive compensation. The increase in the ratio of compensation to revenues for 2020 as compared to 2019 principally resulted from an increase in the amount of accrued year-end bonuses.
As our compensation expense can fluctuate materially in any particular year depending upon the changes in headcount, amount of revenues recognized, as well as other factors, the amount of compensation expense we recognize in any particular year may not be indicative of compensation expense in future years.
Non-Compensation Operating Expenses
Our non-compensation operating expenses such as occupancy, depreciation, and information services are relatively fixed year to year although they may vary depending upon changes in headcount, geographic locations and other factors. Other expenses such as travel, professional fees and other operating expenses vary dependent on the level of business development, recruitment, foreign currency movements and the amount of reimbursable client expenses, which are reported in full in both our revenues and our operating expenses. It is management's objective to maintain consistent comparable non-compensation cost year over year for each jurisdiction in which we operate. We monitor costs based on actual costs incurred in prior periods and on headcount and seek to gain operating efficiencies when possible.
In 2020, we had minimal travel expenditures beginning in March and through year-end due to travel restrictions imposed as a result of the COVID-19 pandemic. We expect that our travel spend will continue at a reduced level of travel for most of 2021. Over the longer term we expect an increase in our aggregate travel spend but at a reduction from pre-COVID-19 levels and with a higher rate of recovery through reimbursed client expenses. Effective January 2021, we relocated our New York headquarters' location, which provided us with higher quality, more efficient, yet lower cost space. During the build out period in 2020, we incurred rental expense on both our former space and our new space, which increased our aggregate occupancy costs. Taking into account both the redundant rent costs and the rent expense reduction we incurred in 2020, we expect our occupancy expense will decrease by approximately $7.0 million in 2021 as compared to 2020.
2020 versus 2019. For the year ended December 31, 2020, our non-compensation operating expenses of $62.3 million compared to $76.2 million in 2019, representing a decrease of $13.9 million, or 18%. The decrease in non-compensation expenses charges principally resulted from lower travel costs as a result of the global pandemic, lower recruiting costs as we paused recruiting and the benefit of foreign currency gains, partially offset by the duplicate rent charge for new headquarters' space during a portion of 2020 and a loss on the sale of our Brazilian business. Non-compensation operating expenses as a percentage of revenues for 2020 decreased to 20% as compared to 25% in 2019 as a result of spreading lower non-compensation operating costs over moderately higher revenues.
Non-compensation operating expenses can fluctuate as a result of a variety of factors referred to above. Accordingly, the non-compensation operating expenses in any particular year may not be indicative of the non-compensation operating expenses in future years.
Interest Expense
As part of our 2017 recapitalization plan we substantially increased our leverage and interest expense through the borrowing of $350.0 million under a secured term loan facility, which bore interest at LIBOR plus 3.75%. On April 12, 2019, we refinanced the term loan facility and increased the borrowing amount to $375.0 million and lowered our borrowing rate by 50 basis points to LIBOR plus 3.25% and eliminated the LIBOR floor.
2020 versus 2019. For the year ended December 31, 2020, we incurred interest expense of $15.5 million as compared to $27.4 million in 2019. The decrease in interest expense of $11.9 million during 2020 related to decreases in the market borrowing rate and our interest rate spread (which was reduced as part of our term loan refinancing in April 2019) and lower average borrowings outstanding. Additionally, in 2019 we also incurred a non-recurring refinancing charge of $4.8 million.

The rate of interest on our borrowing is based on LIBOR and is variable. Accordingly, the amount of interest expense in any particular year may not be indicative of the amount of interest expense in future years. After, 2021, the FCA will no longer compel panel banks to contribute to LIBOR and there cannot be any assurance that the LIBOR phase out will not increase our borrowing costs, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
Provision for Income Taxes
We are subject to federal, state and local corporate income taxes in the United States. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.
Since 2018 our U.S. federal income tax rate has been 21%. In addition to U.S. federal taxes, our effective tax rate is comprised of foreign, state and local taxes. While state and local taxes generally increase our effective tax rate nominally, foreign taxes can more substantially increase or decrease our effective tax rate depending on the amount of earnings we generate in each jurisdiction. We have historically generated substantial earnings in low tax jurisdictions such as the United Kingdom, and we have historically generated a smaller portion of our annual earnings in high tax jurisdictions such as Australia, Germany and Japan.
Our effective rate is also impacted positively or negatively upon the vesting of restricted stock awards by a charge or benefit for the tax effect of the difference between the grant price value and market price value at vesting of the awards. Based on the market price on the date of the vesting of our annual awards, which represent a substantial portion of our awards vesting during each year, the average grant price of the awards vesting in 2020 and 2019 exceeded the market price of our shares and we incurred income tax charges of $3.3 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively. Further, during the first quarter of 2021, we incurred an income tax charge of approximately $0.8 million related to the vesting of restricted stock units at a market price less than the average grant price. We are not able to predict our future share price, as a consequence, we are not able to estimate the impact that this benefit or charge will have on our provision for income taxes in future periods.
Although we cannot predict our estimated effective tax rate for future periods primarily due to the jurisdiction and amount of earnings, which varies year over year, we expect that our effective tax rate will be around 25% over the next few years, assuming our historical mix of foreign earnings and no changes in the existing tax law, and excluding the impact of the tax charge/benefit resulting from the vesting of restricted stock awards.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) was enacted in response to the COVID-19 pandemic and included temporary changes to income and non-income based tax laws relating to net operating loss carrybacks, increased interest deductibility and the timing of certain tax payments. We benefited from certain provisions of the CARES Act in 2020, which slightly reduced our effective tax rate, but since these changes are temporary we do not expect the CARES Act to impact our effective rate in future years.
2020 versus 2019. For the year ended December 31, 2020, the provision for income taxes was $8.4 million, reflecting an effective rate of 21%, as compared to a provision for income taxes for the year ended December 31, 2019 of $7.4 million, reflecting an effective rate of 40%. Our effective tax rate for 2020 benefited from the generation of a substantial portion of our earnings from the U.K., which is a lower tax jurisdiction, and certain provisions of the CARES Act, partially offset by charges related to the vesting of restricted stock unit awards vesting at a value less than the grant price. For 2019, our effective tax rate was negatively impacted by our relatively low amount of pre-tax income, charges related to the vesting of restricted stock unit awards vesting at a value less than the grant price, and the generation of a larger proportion of our earnings than usual from foreign jurisdictions subject to higher tax rates.
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

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under our credit facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At December 31, 2020, we had cash and cash equivalents of $112.7 million.
We generate substantially all of our cash from advisory fees. We use our cash primarily for recurring operating expenses, the service of our debt, the repurchase of our common shares and other capital needs. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. In addition, we generally make interest payments on our debt on a monthly basis. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt service payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2020, we had fees receivable of $80.9 million.
In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019, we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a $375.0 million five-year term loan B facility (“TLB”). We used a portion of the proceeds to repay in full the outstanding principal balance of the existing credit facility of $319.4 million and pay fees and expenses, and received remaining net proceeds of $48.3 million. We did not incur a prepayment premium in conjunction with the refinancing.
Borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Our borrowing rates in 2020 ranged from 3.4% to 5.0%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Although financial regulators and industry working groups have suggested alternative reference rates, global consensus on alternative rates is lacking. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become accepted alternatives to LIBOR. Although our credit agreement includes alternative rate fallback provisions, there can be no assurance the LIBOR phase out will not increase the cost of capital.
The TLB requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), which began on September 30, 2019 and continue through March 31, 2024, with the remaining balance ($285.9 million assuming the payment of only quarterly principal amortization payments during the term) due at maturity on April 12, 2024. During the year ended December 31, 2020, the Company made aggregate principal payments on the TLB of $38.8 million. Such payments were applied to and made in advance of the quarterly installments due in 2020 and 2021. As of December 31, 2020, the TLB had an outstanding principal balance of $326.9 million. The next quarterly principal installment payment is due on March 31, 2022. In addition to the required quarterly principal amortization we may be required to make annual repayments of principal on the TLB within 90 days of year-end of up to 50% of our excess cash flow as defined in the credit agreement. For the year ended December 31, 2020, an excess cash flow payment was not required. Such payment, if any, would be applied to the next quarterly principal installment payment. We are also required to repay certain amounts of the TLB in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
All repayments of the TLB will be applied without penalty or premium. Subject to market conditions and other relevant factors, we may seek to reprice, modify and/or amend the loan facility to further reduce our borrowing rate, modify restricted payment covenants and take other actions to increase our flexibility with respect to our uses of free cash flow.
In 2017, as part of the recapitalization we also entered into a three-year secured revolving credit facility (“Revolving Loan Facility”) for $20.0 million. The Revolving Loan Facility matured in October 2020. During the three year period that the Revolving Loan Facility was outstanding, there were no drawings on it and based on our forecast future needs for the facility we elected not to renew or extend it.

The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At December 31, 2020, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
Since we announced our recapitalization in 2017 through December 31, 2020, we have repurchased 15,040,528 common shares through open market purchases (including pursuant to 10b5-1 plans) and tender offers at an average price of $21.03 per share, for a total cost of $316.3 million. This included 489,704 shares of our common stock we repurchased in the open market during 2020 for $8.4 million, which was less than we typically repurchase in an annual period given the uncertainly on the financial markets created by the global pandemic. In addition to open market purchases, we also repurchase common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities subject to limits imposed by our credit agreement. During 2020, we are deemed to have repurchased 764,529 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $14.8 million. In February 2021, our Board of Directors authorized the repurchase of our common stock and common stock equivalents of up to $50.0 million for the period ended January 31, 2022. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period ending January 31, 2022 or the amount authorized in any future period. Since our Board authorization in 2021 (as of February 22, 2021), we have repurchased 337,739 shares of our common stock for $5.0 million and we are deemed to have repurchased 635,027 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $9.6 million and have $35.4 million remaining and authorized for repurchase through January 2022.
Under our credit agreement, we are restricted in the amount of cash we may use to repurchase our common stock and common stock equivalents and/or to make dividend distributions. As we generate cash from operations and subject to our expected operating needs, we intend to focus the use of our cash generated primarily on deleveraging, along with prudent share (and share equivalent) repurchases subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period ending January 31, 2022 or the amount authorized in any future period.
Since we announced the recapitalization in 2017, we have made quarterly dividend payments of $0.05 per share. Under the credit agreement we are permitted to make aggregate annual dividend distributions of up to $10.0 million, with any amounts not distributed in any particular year available for carryover to future years. We intend to continue to pay quarterly dividends and may increase the dividend payment amount, subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depends upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, restrictions under the credit agreement, and other factors as our Board of Directors may deem relevant.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at February 22, 2021, which takes into account both the early February 2021 vesting of annual awards and the grant of new awards made as part of our 2020 compensation, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $48.0 million (as calculated based upon the closing share price as of February 22, 2021 of $15.10 per share and assuming a withholding tax rate of 41% consistent with our recent experience) over the next five years, of which an additional $3.1 million will be payable in 2021, $17.5 million will be payable in 2022, $11.3 million will be payable in 2023, $7.7 million will be payable in 2024, $6.4 million will be payable in 2025, and $2.0 million will be payable in 2026. In addition, we expect to make additional restricted stock unit awards related to 2020 in late March 2021 and the estimated repurchase amount for 2022 and beyond will increase. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may also award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to four year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at February 22, 2021, which takes into account both the early February 2021 vesting of annual awards and the grant of new awards made as part of our 2020 compensation, we estimate payments of $23.9 million over the next four years, of which $0.9 million remains payable in 2021, $8.3 million will be payable in 2022, $6.7 million will be payable in 2023, $4.8 million will be payable in 2024, and $3.3 million will be payable in 2025. We will realize a corporate income tax deduction at the time of payment.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. During 2020, we relocated our headquarters office to new office space in New York City and incurred build out costs, net of the tenant improvement allowance, of approximately $8.4 million.
As a result of U.S. tax law change in 2017, we can repatriate foreign cash with minimal or no incremental U.S. tax burden. Subject to any limitations imposed by the Treasury Department and any future changes made to current tax law, we intend to repatriate our foreign cash subject to our estimated operating needs in our foreign jurisdictions, our needs for additional cash in the U.S. and other global cash management purposes.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, which include, among other things, our tax obligations, interest and principal payments on our loan facilities, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. However, there is no assurance that our cash flow will be sufficient to allow us to meet our operating obligations and make timely principal and interest payments under the credit agreement. Further, while we do not anticipate the impact of the COVID-19 pandemic will have a material effect on our business we will continue to evaluate its impact on our business and make adjustments as may be necessary to preserve capital and maintain business operations. If we are unable to fund our operating and debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the credit agreement could result in a default. A default of our credit agreement would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
Cash Flows
2020.  Cash and cash equivalents decreased by $1.3 million from December 31, 2019, including a decrease of $1.0 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $84.0 million from operating activities, which consisted of $68.3 million from net income after giving effect to the non-cash items, $9.7 million of tenant incentive reimbursement received from a landlord, and a net decrease in working capital of $6.1 million, principally due to increases in accounts payable and accrued expenses and compensation payable. We used $18.1 million for investing activities, principally to fund equipment purchases and leasehold improvements. We used $66.1 million for financing activities, including $8.4 million for market purchases of our common stock, $14.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $38.8 million for the repayments of term loans, and $4.1 million for the payment of dividends.
2019.  Cash and cash equivalents decreased by $42.4 million from December 31, 2018, including an increase of $1.6 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $14.3 million from operating activities, which consisted of $64.4 million from net income after giving effect to the non-cash items partially offset by a net increase in working capital of $50.1 million, principally due to a decrease in compensation payable. We used $1.4 million for investing activities, principally to fund equipment purchases and leasehold improvements. We used $56.9 million for financing activities, including $55.5 million for market purchases of our common stock, $14.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, $13.1 million for the payment of the contingent obligation due selling unitholders of Cogent (an additional $5.7 million is classified as an operating outflow for a total payment of $18.9 million), $18.1 million for the quarterly principal term loan payments and $4.4 million for the payment of dividends, offset, in part, by net proceeds of $48.3 million from the refinancing of the 2017 TLB.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2020:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in millions)
Operating lease obligations	128.0	11.7	21.4	18.1	76.9
Secured term loan	326.9	—	36.3	290.6	—
Total	$455.0	$11.7	$57.7	$308.7	$76.9

Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our consolidated financial statements, except for those as described under “Contractual Obligations” above.
Market Risk
Our business is not capital-intensive and as such, is not subject to significant market or credit risks. Notwithstanding, the COVID-19 global health crisis and its impact on the U.S. and global economies could have a material adverse effect on the Company’s consolidated financial statements.
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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the year ended December 31, 2020, as compared to 2019, the average value of the U.S. dollar weakened relative to the pound sterling, euro and Australian dollar. In aggregate, there was a slight positive impact on our revenues in 2020 as compared to 2019 as a result of the timing of recognition of foreign revenues. Even if the currency rates had changed more materially, the impact would not have been significant to our foreign operations because our operating costs in foreign jurisdictions are denominated in local currency, and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2020, we had $326.9 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of December 31, 2020, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $3.3 million.
The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Although financial regulators and industry working groups have suggested alternative reference rates, global consensus on alternative rates is lacking. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become accepted alternatives to LIBOR. Although our credit agreement includes alternative rate fallback provisions, there can be no assurance the LIBOR phase out will not increase the cost of capital.

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

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference. Information regarding our executive officers is included on pages 22 and 23 of this Annual Report on Form 10-K under the caption “Executive Officers and Directors.”
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

Item 11.  Executive Compensation
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference.

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
As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition of Greenhill & Co., Inc.
Description of the Matter
At December 31, 2020, the aggregate advisory fee revenue was $311.7 million. As explained in Note 2 to the consolidated financial statements, the Company earns its revenue by providing services under contracts with its clients in one primary revenue stream: advisory fee revenues for mergers and acquisitions engagements, financing advisory and restructuring engagements, and private capital advisory.
For performance obligations related to services that are either required to be recognized over-time or at a point in time, there is judgment involved in determining the most appropriate measure of progress towards satisfaction of each performance obligation or in determining that the fees are no longer constrained. Auditing the Company’s evaluation of performance obligations being met required a high degree of auditor judgment due to the subjectivity in determining the measure that most faithfully depicts the entity’s performance in satisfying performance obligations within the Company’s primary revenue streams and consistently applying the selected measure across similar arrangements.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to recognition of advisory fee revenue. For example, we tested controls over management’s review around identifying performance obligations for advisory related engagements and concluding on the recognition criteria based on the satisfaction of those obligations.
To test the recognition of advisory fee revenue, our audit procedures included, among others, evaluating the measures used by management in identifying performance obligations and allocating the engagement fee. We compared the revenue recognized by management to executed engagement letters and other external documentation. For example, we evaluated management’s methodology for assessing performance obligations and the application of that methodology across a variety of different revenue arrangements. As part of this assessment, we compared the types of advisory fees recognized against the accounting treatment applied, overtime vs. point in time. We also tested the completeness and accuracy of the revenue transactional data recorded in the general ledger.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
New York, New York
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Greenhill & Co., Inc. and Subsidiaries internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Greenhill & Co., Inc. and Subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 26, 2021

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2020	2019
Assets
Cash and cash equivalents ($7.2 million and $9.8 million restricted from use at December 31, 2020 and 2019, respectively)	$112,703	$113,975
Fees receivable, net of allowance for doubtful accounts of $0.5 million and $1.1 million at December 31, 2020 and 2019, respectively	80,919	77,766
Other receivables	5,285	2,519
Property and equipment, net of accumulated depreciation of $17.5 million and $47.7 million at December 31, 2020 and 2019, respectively	21,242	6,281
Operating lease right-of-use asset	76,440	28,346
Goodwill	215,936	205,992
Deferred tax asset, net	65,033	51,278
Other assets	8,241	8,218
Total assets	$585,799	$494,375
Liabilities and Equity
Compensation payable	$34,061	$26,878
Accounts payable and accrued expenses	15,424	12,412
Current income taxes payable	6,031	9,653
Operating lease obligations	95,097	30,750
Secured term loan payable	321,046	358,003
Deferred tax liability	26,073	12,004
Total liabilities	497,732	449,700
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 48,701,743 and 46,801,812 shares issued as of December 31, 2020 and 2019, respectively; 19,001,605 and 18,355,907 shares outstanding as of December 31, 2020 and 2019, respectively	487	468
Restricted stock units	59,412	77,657
Additional paid-in capital	937,025	887,095
Retained earnings	95,424	69,093
Accumulated other comprehensive income (loss)	(25,501)	(34,115)
Treasury stock, at cost, par value $0.01 per share; 29,700,138 and 28,445,905 shares as of December 31, 2020 and 2019, respectively	(978,780)	(955,523)
Stockholders’ equity	88,067	44,675
Total liabilities and equity	$585,799	$494,375

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,
(in thousands except share and per share data)

	2020	2019	2018
Revenues	$311,678	$301,012	$351,985
Operating Expenses
Employee compensation and benefits	194,084	178,946	195,195
Occupancy and equipment rental	25,175	22,289	21,933
Depreciation and amortization	2,168	2,565	2,870
Information services	10,083	9,940	9,898
Professional fees	9,618	10,017	10,465
Travel related expenses	2,848	13,523	13,483
Other operating expenses	12,454	17,889	17,273
Total operating expenses	256,430	255,169	271,117
Total operating income	55,248	45,843	80,868
Interest expense	15,487	27,420	22,438
Income before taxes	39,761	18,423	58,430
Provision for taxes	8,427	7,445	19,208
Net income	$31,334	$10,978	$39,222
Average shares outstanding:
Basic	18,939,210	24,024,674	26,813,285
Diluted	23,078,451	24,272,479	27,637,720
Earnings per share:
Basic	$1.65	$0.46	$1.46
Diluted	$1.36	$0.45	$1.42

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2020	2019	2018
Consolidated net income	$31,334	$10,978	$39,222
Currency translation adjustment, net of tax	8,614	1,590	(13,483)
Comprehensive income	$39,948	$12,568	$25,739

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31,
(in thousands)

	2020	2019	2018
Common stock, par value $0.01 per share
Common stock, beginning of the year	$468	$450	$438
Common stock issued	19	18	12
Common stock, end of the year	487	468	450
Restricted stock units
Restricted stock units, beginning of the year	77,657	71,596	80,512
Restricted stock units recognized, net of forfeitures	31,950	46,382	37,941
Restricted stock units delivered	(50,195)	(40,321)	(46,857)
Restricted stock units, end of the year	59,412	77,657	71,596
Additional paid-in capital
Additional paid-in capital, beginning of the year	887,095	846,721	800,806
Common stock issued	49,930	41,582	45,915
Tax effect of issuance of contingent equity earnout	—	(1,208)	—
Additional paid-in capital, end of the year	937,025	887,095	846,721
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	—	1,958	1,958
Exchangeable shares of subsidiary delivered	—	(1,958)	—
Exchangeable shares of subsidiary, end of the year	—	—	1,958
Retained earnings
Retained earnings, beginning of the year	69,093	63,427	37,595
Cumulative effect of the change in accounting principle related to credit losses	(123)	—	—
Cumulative effect of the change in accounting principle related to revenue recognition	—	—	(7,645)
Retained earnings, beginning of the period, as adjusted	68,970	63,427	29,950
Dividends	(4,880)	(5,312)	(5,745)
Net income	31,334	10,978	39,222
Retained earnings, end of the year	95,424	69,093	63,427
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(34,115)	(35,705)	(22,222)
Currency translation adjustment, net of tax	8,614	1,590	(13,483)
Accumulated other comprehensive income (loss), end of the year	(25,501)	(34,115)	(35,705)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(955,523)	(886,084)	(690,785)
Repurchased	(23,257)	(69,439)	(195,299)
Treasury stock, end of the year	(978,780)	(955,523)	(886,084)
Total stockholders’ equity	$88,067	$44,675	$62,363

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2020	2019	2018
Operating activities:
Net income	$31,334	$10,978	$39,222
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	3,951	4,487	5,175
Net investment (gains) losses	495	(113)	210
Restricted stock units recognized, net	31,950	46,382	37,941
Allowance for doubtful accounts	263	1,197	—
Deferred taxes, net	(8)	(815)	5,435
Loss (gain) on fair value of contingent obligation	—	575	4,531
Non-cash portion of loss on refinancing	—	1,759	—
Loss (gain) on sales of property and equipment	267	—	(777)
Changes in operating assets and liabilities:
Tenant incentive reimbursement from landlord	9,663	—	—
Fees receivable	(3,578)	(17,170)	2,451
Other receivables and assets	(2,162)	(143)	(836)
Payment of contingent obligation due selling unitholders of Cogent	—	(5,724)	—
Compensation payable	6,412	(30,939)	30,313
Accounts payable and accrued expenses	9,042	1,690	(9,546)
Current income taxes payable	(3,623)	2,168	2,175
Net cash provided by operating activities	84,006	14,332	116,294
Investing activities:
Purchases of investments	(2,050)	—	—
Proceeds from sales of investments	847	—	—
Distributions from investments, net	81	239	149
Purchases of property and equipment	(17,015)	(1,648)	(2,124)
Sales of property and equipment	—	—	1,357
Net cash used in investing activities	(18,137)	(1,409)	(618)
Financing activities:
Payment of contingent obligation due selling unitholders of Cogent	—	(13,144)	—
Proceeds from secured term loan, net	—	48,248	—
Repayment of secured term loan	(38,750)	(18,125)	(21,875)
Dividends paid	(4,108)	(4,417)	(5,158)
Purchase of treasury stock	(23,257)	(69,439)	(195,299)
Net cash used in financing activities	(66,115)	(56,877)	(222,332)
Effect of exchange rate changes	(1,026)	1,555	(4,616)
Net decrease in cash and cash equivalents	(1,272)	(42,399)	(111,272)
Cash and cash equivalents, beginning of year	113,975	156,374	267,646
Cash and cash equivalents, end of year	$112,703	$113,975	$156,374
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,386	$21,511	$20,945
Cash paid for taxes, net of refunds	$13,515	$6,201	$10,299

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
The Company’s wholly-owned subsidiaries provide advisory services in various jurisdictions. Our most significant operating entities include: Greenhill & Co., LLC (“G&Co”), Greenhill & Co. International LLP (“GCI”), Greenhill & Co. Europe GmbH & Co. KG (“Greenhill Europe”) and Greenhill & Co. Australia Pty Limited (“Greenhill Australia”).
G&Co is engaged in investment banking activities principally in the United States. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. GCI is engaged in investment banking activities in the United Kingdom and Europe and is subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Greenhill Europe engages in investment banking activities in Europe (other than the U.K.) and is subject to regulation by Bundesanstalt für Finanzdienstleistungsaufsicht (“Bafin”), Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
The Company also operates in other locations throughout the world, which are subject to regulation by other governmental and regulatory bodies and self-regulatory authorities.

Note 2 — Summary of Significant Accounting Policies
Basis of Financial Information
These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP), which require management to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and these footnotes, including compensation accruals and other matters. Management believes that it has made all necessary adjustments so that the consolidated financial statements are presented fairly and that the estimates used in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior year information to conform to current year presentation.
Given the uncertainty of the COVID-19 pandemic and resulting economic impact on the Company, estimates may need to be revised in the future, which could materially impact the Company's future results of operations and/or financial condition.
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
The Company recognizes revenues for private capital advisory fees when (1) the commitment of capital is secured (primary capital raising transactions) or the sale or transfer of the capital interest occurs (secondary market transactions) and (2) the fees are earned from the client in accordance with terms of the engagement letter. Upfront fees and certain retainer fees are deferred until the commitment is secured or the sale or transfer of the capital interest occurs, as the fees are considered constrained (subject to significant reversal) prior to such time.
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $7.1 million and $3.9 million as of December 31, 2020 and December 31, 2019, respectively. Deferred revenue is included in accounts payable and accrued expenses in the consolidated statements of financial condition. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $2.3 million, $4.7 million and $9.3 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $2.7 million, $6.4 million and $7.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.3 million, $1.2 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Credit risk related to fees receivable is dispersed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") under the modified retrospective approach. ASU 2016-13 replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (CECL) model which requires an estimate of future credit losses. Upon adoption, a cumulative adjustment was recorded which decreased retained earnings by $0.1 million, net of tax, as of January 1, 2020.
Goodwill
Goodwill is the cost in excess of the fair value of identifiable net assets at the acquisition date. The Company tests its goodwill for impairment annually or more frequently where certain events or changes in circumstances indicate that goodwill may more likely than not that impairment may have occurred. An impairment loss is triggered if the estimated fair value of an operating unit is less than the estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. See “Note 5 — Goodwill”.
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
The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in operating lease assets in the consolidated statement of financial condition. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The straight-lining of rent expense results in differences in the operating lease right-of-use asset and operating lease obligations on the consolidated statement of financial condition. Temporary differences are recognized for tax purposes and reflected separately in the consolidated statement of financial condition as deferred lease assets and lease liabilities within deferred tax assets and deferred tax liabilities.
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
Equipment – 5 years
Furniture and fixtures – 7 years
Leasehold improvements – the lesser of 15 years or the remaining lease term

Business Information
The Company’s activities as an investment banking firm constitute a single business segment, with substantially all revenues generated from advisory services, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private capital advisory services.
Recently Adopted Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires the recognition of lease assets and lease liabilities for operating leases, among other changes. The Company adopted this standard on January 1, 2019 utilizing a modified retrospective approach. The Company elected to apply practical expedients provided in the standard that allowed the Company to not reassess whether expired or existing contracts are or contain leases, not reassess lease classification for expired or existing leases (e.g., pre-existing operating leases are classified as operating leases under the new standard), and not reassess initial direct costs for existing leases. The impact of adopting ASU 2016-02 was an increase of $38.1 million to the Company’s assets and liabilities for the operating lease right-of-use assets and operating lease obligations on the consolidated statement of financial condition as of January 1, 2019. Upon adoption, the Company also reclassified $3.2 million of deferred rent from accounts payable and accrued expenses to operating lease obligations on the condensed consolidated statement of financial condition. Differences in the operating lease right-of-use asset and operating lease obligations are due to straight-lining rent expense and the resulting deferred rent. There was no net impact to the consolidated statement of operations.
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
Accounting Developments
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Under the new guidance, companies will reflect the effect of an enacted change in tax law or rates in the period that includes the enactment date of the new legislation, among other changes. This will align the timing of recognizing the effects of new tax law or rates on the effective tax rate with the effect on the deferred tax assets and liabilities. The Company adopted this standard on January 1, 2021 under a prospective approach. The impact could be material to the Company's consolidated financial statements in future periods of enactment of new tax laws or rates.

Note 3 — Cash and Cash Equivalents

The carrying values of the Company’s cash and cash equivalents are as follows:

	As of December 31,
	2020	2019
	(in thousands)
Cash	$52,335	$59,455
Cash equivalents	53,198	44,751
Restricted cash - letters of credit	7,170	9,769
Total cash and cash equivalents	$112,703	$113,975

The Company's standby letter of credit of $5.9 million for its new headquarters' location may be periodically reduced under certain circumstances to approximately $3.5 million. During 2020, the standby letter of credit of $2.3 million for its former headquarters' space expired undrawn. See “Note 16 — Leases”.

The carrying value of the Company’s cash equivalents approximates fair value. See “Note 7 — Fair Value of Financial Instruments”.
Letters of credit were secured by cash held on deposit. See “Note 14 — Commitments and Contingencies”.

Note 4 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
Equipment	$11,503	$22,452
Furniture and fixtures	6,396	7,758
Leasehold improvements	20,797	23,806
Total property and equipment, gross	38,696	54,016
Less accumulated depreciation and amortization	(17,454)	(47,735)
Total property and equipment, net	$21,242	$6,281
In 2020, the Company incurred costs for leasehold improvements and other equipment related to its new headquarters' space. In 2020, the Company also disposed of leasehold improvements and certain other fixed assets related to the expiration of the lease of its former headquarters' space, most of which were fully depreciated, which resulted in reductions of gross property and equipment and accumulated depreciation.

Note 5 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2020	2019
	(in thousands)
Balance, January 1	$205,992	$205,922
Foreign currency translation adjustments	9,944	70
Balance, December 31	$215,936	$205,992

The Company reviews goodwill annually for potential impairment and determined that the fair value of goodwill exceeded the carrying value for each of the years ended December 31, 2020, 2019 and 2018.

Note 6 — Other Assets
Other assets consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
Prepaid expenses and other assets	$6,533	$6,098
Rent deposits	1,631	1,856
Other tangible assets	77	264
Total other assets	$8,241	$8,218

Note 7 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of December 31, 2020 and 2019, the Company had Level 1 assets measured at fair value.
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

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
	(in thousands)
Assets
Cash equivalents	$53,198	$—	$—	$53,198
Total	$53,198	$—	$—	$53,198

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
	(in thousands)
Assets
Cash equivalents	$44,751	$—	$—	$44,751
Total	$44,751	$—	$—	$44,751
Liabilities Measured at Fair Value on a Recurring Basis
In connection with the acquisition in April 2015 of Cogent Partners, LP and its affiliates (“Cogent,” now known as the secondary private capital advisory business), the Company agreed to pay to the sellers in the future $18.9 million in cash and 334,048 shares of Greenhill common stock if certain agreed revenue targets are achieved (the “Earnout”). The Earnout for the period ended March 31, 2019 was achieved. The fair value of the contingent cash consideration was valued on the date of the acquisition at $13.1 million and was remeasured quarterly based on a probability weighted present value discount that the revenue target may be achieved. In April 2019, the liability was paid in full. Due to the remeasurement of the Earnout, the Company recognized increases in other operating expenses of $0.6 million and $4.5 million for the years ended December 31, 2019 and 2018, respectively.
The following tables set forth the measurement at fair value on a recurring basis of the contingent cash consideration due to the selling unitholders of Cogent related to the Earnout prior to its settlement in April 2019. The liability arose as a result of the acquisition of Cogent and was categorized as a Level 3 liability. Through March 31, 2019, the liability was remeasured each quarter based on the probability of achieving the target revenue threshold and weighted average discount rate as discussed below. During 2018, the liability was transferred to Level 2 as the only remaining fair value input was the present value discount.

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
There were no Level 3 liabilities at December 31, 2020 or 2019.

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

Note 8 — Related Parties
At December 31, 2020 and 2019, the Company had no amounts receivable from or payable to related parties.

Note 9 — Loan Facilities
In October 2017, as part of a recapitalization plan, the Company entered into a credit agreement with a syndicate of lenders, who lent a face amount of $350.0 million under a five-year secured term loan facility (“2017 Term Loan Facility”).
On April 12, 2019, the Company refinanced its 2017 Term Loan Facility with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”). These borrowings were used to repay in full the $319.4 million outstanding principal balance of the 2017 Term Loan Facility, pay fees and expenses and resulted in net cash proceeds of $48.2 million, which increased the Company’s cash balance. At the time of refinancing the Company was eligible to repay, refinance or reprice the outstanding principal amount of the loan facility without any incremental premium or other charge.

	As of December 31,
	2020	2019
	(in thousands)
Term Loan Facility carrying value	$321,046	$358,003
Unamortized discount	1,809	2,365
Unamortized debt issuance costs	4,020	5,257
Total Term Loan Facility	326,875	365,625
Current maturities of Term Loan Facility	—	(18,750)
Total long-term debt	$326,875	$346,875

Effective with the refinancing in April 2019, borrowings under the Term Loan Facility bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%, which represents a 50 basis point reduction from the applicable borrowing rates of the 2017 Term Loan Facility. Borrowings under the Term Loan Facility and 2017 Term Loan Facility had a weighted average interest rate for the years ended December 31, 2020 and 2019 of 3.8% and 5.7%, respectively (with the borrowing rate ranging from 3.4% to 5.0% and from 5.0% to 6.6%, respectively).
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. In addition, beginning for the year ended December 31, 2019, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. For each of the years ended December 31, 2020 and 2019, based upon the Company’s financial results, an excess cash flow payment was not required. The Company is also required to repay certain amounts of the Term Loan Facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
During the year ended December 31, 2020, the Company made principal payments on the Term Loan Facility of $38.8 million. Such payments were applied to and made in advance of the quarterly installments due in 2020 and 2021. The next quarterly principal payment is due in March 2022. During the year ended December 31, 2019, the Company made mandatory principal payments on the 2017 Term Loan Facility of $8.8 million and on the Term Loan Facility of $9.4 million, or $18.1 million in total. All mandatory repayments of the Term Loan Facility are applied without penalty or premium. Effective April 14, 2020, all voluntary prepayments, including refinancing of all or part of the borrowings, under the Term Loan Facility are permitted to be made without penalty.
In October 2017, the Company also arranged as part of the credit agreement a three-year secured revolving credit facility (“Revolving Loan Facility”) for $20.0 million, which was undrawn at closing. The Revolving Loan Facility matured on October 12, 2020. During the three year period that the Revolving Loan Facility was outstanding, there were no drawings on it.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At December 31, 2020 and 2019, the Company was compliant with all loan covenants.
In conjunction with the refinancing of the 2017 Term Loan Facility in April 2019, the Company incurred fees of $5.7 million, of which $2.7 million was recorded as deferred financing costs and $3.0 million was expensed. In addition, as a result of the refinancing, $1.8 million of previously deferred fees, or fees in aggregate of $4.8 million, were charged to expense and recorded as interest expense in the consolidated statements of operations. The deferred financing costs incurred in connection with the refinancing, along with the remaining unamortized costs from the 2017 Term Loan Facility which, as of the date of the refinancing, were $9.0 million, are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the consolidated statement of financial condition. For the years ended December 31, 2020 and 2019, in addition to the charge related to the refinancing in 2019, the Company incurred incremental interest expense of $1.8 million and $1.9 million, respectively, related to the amortization of these costs.
As of December 31, 2020, the carrying value of the Term Loan Facility, excluding the unamortized debt issuance costs and discount that are presented as a reduction to the debt principal balance, approximated the fair value. Since the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 7 — Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

Note 10 — Equity
In September 2017, the Company announced plans for a leveraged recapitalization to use a portion of the proceeds of the term loan borrowings to repurchase shares of the Company's common stock. Since that announcement the Company has repurchased 15,040,528 shares of common stock in open market purchases or tender offers for $316.3 million.
During the year ended December 31, 2020, the Company repurchased 489,704 shares of common stock through open market transactions at an average price of $17.18 per share, for a total cost of $8.4 million. During the year ended December 31,

2019, the Company repurchased 3,275,641 shares of common stock through open market transactions at an average price of $16.93 per share, for a total cost of $55.5 million. During the year ended December 31, 2018, the Company repurchased 7,497,635 shares of common stock through a modified Dutch auction tender and open market transactions at an average price of $24.89 per share, for a total cost of $186.6 million. In addition, the Company incurred fees and expenses relating to the tender offer of $0.2 million during the year ended December 31, 2018.
In connection with the acquisition of Cogent, the Company issued 779,454 shares of common stock on the acquisition date, April 1, 2015. In addition, during 2019 the Company issued 334,048 shares of common stock shortly after the revenue target for the Earnout was achieved. The fair value of the contingent issuance of common shares related to the Earnout was valued on the date of the acquisition at $11.9 million and was recorded as additional paid in capital in the consolidated statements of financial condition. Upon delivery of the shares the par value of the shares was transferred to common stock in the consolidated statement of financial condition. In addition, $1.2 million was reflected as an adjustment to additional paid-in capital in the consolidated statement of financial condition for the tax effect of the difference in the acquisition date value of the contingently issuable shares and the fair value of the shares when issued. See “Note 7 — Fair Value of Financial Instruments” and “Note 11 — Earnings per Share”.
During 2020, 1,863,885 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 764,529 shares at an average price of $19.42 per share for a total cost of $14.8 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During 2019, 1,407,095 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 573,472 shares at an average price of $24.37 per share for a total cost of $14.0 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
Dividends declared and paid on outstanding common share were $0.20 for each of the years ended December 31, 2020, 2019 and 2018, respectively. In addition, dividend equivalent payments of $1.1 million, $1.3 million and $1.1 million were paid to or accrued for holders of restricted stock units for the years ended December 31, 2020, 2019 and 2018, respectively. See “Note 13 — Deferred Compensation — Restricted Stock Units”.

Note 11 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2020		2019		2018
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income	$31,334		$10,978		$39,222
Denominator for basic EPS — weighted average number of shares	18,939		24,025		26,813
Add — dilutive effect of:
Restricted stock units	4,139	(1)	247	(1)	825	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	23,078		24,272		27,638
Earnings per share:
Basic EPS	$1.65		$0.46		$1.46
Diluted EPS	$1.36		$0.45		$1.42

________________________
(1) Excludes 0, 1,480,056 and 672,518 outstanding restricted stock units that were antidilutive under the treasury stock method for the years ended December 31, 2020, 2019 and 2018, respectively, and thus were not included in the above calculation. The incremental shares that are included in the diluted EPS calculation will vary based on a variety of factors, including the average share price during the period and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
For the year ended December 31, 2018, the weighted average number of shares and dilutive potential shares included 334,048 shares of common stock that were to be issued to certain selling unitholders of Cogent in April 2019 as the revenue target related to the Earnout was achieved during the quarter ended September 30, 2018. See “Note 7 — Fair Value of Financial Instruments”.

Note 12 — Retirement Plan
The Company sponsors qualified defined contribution plans in certain jurisdictions. Qualified plans comply with applicable local laws and regulations. The Company incurred costs of $1.3 million, $1.0 million and $1.3 million for contributions to the retirement plans for the years ended December 31, 2020, 2019 and 2018, respectively. There was $0.1 million related to contributions due to the retirement plans included in compensation payable on the consolidated statements of financial condition at both December 31, 2020 and 2019.

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
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2020		2019
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	6,781,475	$21.60	6,210,282	$22.73
Granted	3,921,260	8.82	2,294,967	22.55
Delivered	(1,895,249)	26.44	(1,468,700)	27.58
Forfeited	(1,220,408)	15.72	(255,074)	22.84
Outstanding, December 31,	7,587,078	$14.68	6,781,475	$21.60

For the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $31.8 million, $45.8 million and $38.4 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was $8.82, $22.55 and $18.94, respectively. As of December 31, 2020, unrecognized restricted stock units compensation expense was $42.2 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.6 years.
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
The Company also awards performance-based restricted stock units as part of long-term incentive compensation to a limited number of key employees. The actual performance relative to target performance is measured quarterly and the probability-weighted likelihood of achievement is recorded.
Deferred Cash Compensation
As part of its long-term incentive award program, the Company grants deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest ratably over a three to five year service period, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Deferred cash compensation of $10.0 million and $14.5 million as of December 31, 2020 and 2019, respectively, is included in compensation payable in the consolidated statements of financial condition. As of December 31, 2020, total unrecognized deferred cash compensation (prior to the consideration of forfeitures) was approximately $5.5 million and is expected to be recognized over a weighted-average period of 1.4 years.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense from the amortization of deferred cash compensation, net of estimated forfeitures, of $7.2 million, $8.9 million and $7.7 million, respectively.

Note 14 — Commitments and Contingencies
Diversified financial institutions in certain jurisdictions in which we operate issued four and six letters of credit on behalf of the Company to secure office space leases, which totaled $7.2 million and $9.8 million at December 31, 2020 and 2019, respectively. These letters of credit were secured by cash held on deposit. At December 31, 2020 and 2019, no amounts had been drawn under any of the letters of credit. See “Note 3 — Cash and Cash Equivalents”.
The Company leases office space for its operations around the globe. See “Note 16 — Leases”.
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 15 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes.
The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current taxes:
U.S. federal	$(2,794)	$2,868	$1,868
State and local	(306)	410	1,937
Foreign	11,535	4,982	9,968
Total current tax expense	8,435	8,260	13,773
Deferred taxes:
U.S. federal	1,245	293	202
State and local	264	(534)	50
Foreign	(1,517)	(574)	5,183
Total deferred tax (benefit) expense	(8)	(815)	5,435
Total tax expense	$8,427	$7,445	$19,208

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, modifies the allowable amount of business interest deductions for the 2019 and 2020 tax years and allows net operating loss carryovers and carrybacks available for the three years preceding the 2021 tax year to be carried back up to five years to offset taxable income. As a result of the CARES Act, it is anticipated the Company will fully utilize its interest expense in the current year along with all deferred interest expense from prior years and be able to currently utilize the benefit of an operating loss by carrying it back to a previous year with taxable income. The currently enacted territorial-type tax system is not expected to have a significant impact to the income tax provision for the year ended December 31, 2020 or materially impact in future years. As such, the Company does not intend to indefinitely reinvest its non-U.S. subsidiary earnings outside of the United States.
Effective in 2019, the Company adopted ASU No. 2016-02, Leases, requiring the recognition of lease assets and liabilities for operating leases. As part of the adoption of this new accounting standard, temporary differences are recognized for tax purposes and reflected separately in the balance sheet as deferred lease assets and lease liabilities. During 2020, the Company relocated its headquarters office to new office space in New York City and entered into a new lease effective April 1, 2020. This new lease had a significant effect on the operating lease right-of-use deferred tax asset and related operating lease deferred tax liability for the year ended December 31, 2020.
Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Compensation and benefits	$18,261	$21,706
Depreciation and amortization	642	1,816
Cumulative translation adjustment	10,079	12,235
Operating loss carryforwards	11,736	4,644
Capital loss carryforwards	2,298	1,874
Lease asset	23,867	7,652
Other financial accruals	448	3,760
Valuation allowances	(2,298)	(2,409)
Total deferred tax assets	65,033	51,278
Deferred tax liabilities:
Lease liability	19,139	6,959
Other financial accruals	6,934	5,045
Total deferred tax liabilities	26,073	12,004
Net deferred tax asset	$38,960	$39,274

Aside from the required reporting of its lease asset for ASU No. 2016-02, the Company’s largest deferred tax asset principally relates to compensation expense deducted for book purposes but not yet deducted for tax purposes. Based on the Company’s historical taxable income and its expectation for taxable income in the future, management expects this deferred tax asset related to compensation will be realized as offsets to future taxable income.
The Company’s deferred taxes for operating loss carryforwards relate to a loss incurred in the United States in the current year along with losses incurred in foreign jurisdictions. The United States and its more established foreign jurisdictions have been profitable in prior years and the Company believes it is more likely than not they will be profitable in future years. However, management has carefully considered the need for a valuation allowance by evaluating each jurisdiction separately and considering items such as historical and estimated future taxable income, cost bases, and other various factors including the ability to carryback operating losses. Based on all available information, the Company has determined that it is more likely than not that it will realize the full benefit of these operating loss carryforwards and other deferred tax assets in the United States and its foreign jurisdictions. As of December 31, 2020, the Company had operating loss carryforwards which in aggregate totaled $36.5 million, and the Company intends to utilize $19.6 million of these aggregate losses by carrying them back to prior years with taxable income. Depending on the jurisdiction, these operating loss carryforwards may be carried forward five years or longer.
In addition to operating loss carryforwards, the Company has capital loss carryforwards related to the sale of its investments, and these capital loss carryforwards can only be utilized against capital gains in the same jurisdiction. Approximately $2.1 million of the deferred tax asset related to capital loss carryforwards can be carried forward indefinitely and $0.2 million can be carried forward for five years. However, since the Company has nominal remaining investments and considers it more likely than not that the Company will generate capital gains, the Company has established a full valuation allowance against the deferred tax assets related to these capital losses.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2020, the Company does not expect any material changes in its tax provision related to any current or future audits.
The Company recognizes tax positions in the financial statements only when management believes it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed an analysis of its tax positions as of December 31, 2020, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties have been reported as other operating expenses in the consolidated statements of operations.
A reconciliation of the statutory U.S. federal income tax rate of 21% to the Company’s effective income tax rates is set forth below:

	For the Years Ended December 31,
	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase related to state and local taxes, net of U.S. income tax benefit	(3.0)	(0.5)	2.6
Benefits and taxes related to foreign operations	(7.3)	8.8	(1.5)
Charge related to Global Intangible Low-Taxed Income	—	2.0	1.3
RSU vesting and dividend discrete accounting charge or benefit	13.3	6.3	8.0
Charge related to non-deductible compensation	2.4	3.3	1.8
Tax Benefits Related to CARES Act	(4.6)	—	—
Other	(0.6)	(0.5)	(0.3)
Effective income tax rate	21.2%	40.4%	32.9%

Note 16 — Leases
The Company leases office space for its operations around the globe.
All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 15 years. The Company incurred operating lease cost, excluding property taxes, utilities and other ancillary costs, of $18.5 million (including $4.9 million related to the free rent period on the new headquarters' location), $15.3 million and $15.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in occupancy and equipment rental in the consolidated statements of operations.
The undiscounted aggregate minimum future rental payments as of December 31, 2020 are as follows:

(in thousands)
2021	$11,671
2022	11,190
2023	10,171
2024	9,329
2025	8,756
Thereafter	76,875
Total lease payments	127,992
Plus: tenant incentive utilized to finance leasehold improvements	11,302
Less: Interest	(44,197)
Present value of operating lease liabilities for which the Company has a right-of-use asset and corresponding liability	$95,097

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of December 31,
	2020	2019
Weighted average remaining lease term in years, including the lease for which the right to use has not commenced	12.7	12.1
Weighted average discount rate	6.8%	5.8%

Note 17 — Regulatory
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2020 and 2019, G&Co’s net capital was $17.3 million and $24.5 million, respectively, which exceeded its requirement by $14.7 million and $23.2 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 2.2 to 1 and 0.8 to 1 at December 31, 2020 and 2019, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At December 31, 2020, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of Bafin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2020 and 2019, GCI, Greenhill Europe, Greenhill Australia and our other regulated operations were in compliance with local capital adequacy requirements.

Note 18 — Business Information
The Company’s activities as an investment banking firm constitute a single business segment, with substantially all revenues generated from advisory services, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private capital advisory services.
The Company principally earns its revenues from advisory fees upon the successful completion of the client’s transaction or restructuring. In 2020, there was one client that accounted for approximately 14% of total revenues. In 2019, there was one client that accounted for approximately 11% of revenues. In 2018, there were no clients that accounted for more than 10% of total revenues.
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

The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues
North America	$167,038	$212,916	$193,707
Europe	127,631	46,827	125,149
Rest of World	17,009	41,269	33,129
Total	$311,678	$301,012	$351,985
Operating income (loss)
North America	$(5,238)	$38,116	$16,472
Europe	62,603	(9,964)	57,736
Rest of World	(2,117)	17,691	6,660
Total	$55,248	$45,843	$80,868
Total assets
North America	$297,579	$196,603	$198,313
Europe	138,632	129,725	152,478
Rest of World	149,588	168,047	134,909
Total	$585,799	$494,375	$485,700

The Company's revenues are based on the country where the services were derived. For the years ended December 31, 2020, 2019 and 2018, the Company generated 52%, 67%, and 52%, respectively, of its total revenues from the United States and 36%, 12% and 29% respectively, of its total revenues from the United Kingdom. No other country had revenues which individually represented more than 10% of the Company’s total revenues during the years ended December 31, 2020, 2019 and 2018, respectively.
Included in the Company’s total assets are long-lived assets, excluding deferred tax assets, lease right-of-use assets and intangible assets, located in the United States of $29.4 million and $22.8 million at December 31, 2020 and 2019, respectively. No other country had long-lived assets, which individually represented more than 10% of the Company’s total long-lived assets at December 31, 2020 and 2019.

Note 19 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On February 3, 2021, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on March 17, 2021 to the common stockholders of record on March 3, 2021.

(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S 1/A (No. 333-113526) filed on May 5, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2020).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
4.2	Description of Greenhill & Co., Inc.'s Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	*Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 13, 2015).
10.3
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

10.6
*Employment, Non-Competition and Pledge Agreement dated as of May 11, 2004 between Harold J. Rodriguez, Jr. and Greenhill & Co., Inc. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.7
*Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Unit Award Notification – Three Year Cliff Vesting (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.8
*Form of Greenhill & Co. Equity Incentive Plan Restricted Stock Unit Award Notification (MDs) – Four Year 20%, 20%, 30% and 30% Vesting (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.9
*Form of Greenhill & Co., Inc. Equity Incentive Plan Restricted Stock Unit Award Notification (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 26, 2017).

10.10
Credit Agreement, dated October 12, 2017, by and among Greenhill & Co., Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017).

10.11
Amendment No. 1 to Credit Agreement, dated April 12, 2019, by and among Greenhill & Co., Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2019).

10.12	*Greenhill & Co., Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019).
10.13	Lease between Rockefeller Center North, Inc. and Greenhill & Co., Inc. dated May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2019).
10.14**	Form of Greenhill & Co., Inc. Equity Incentive Plan RSU MD Award Notification Template
21.1**	List of Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP.
31.1***	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-1

101.INS	The following financial information from Greenhill & Co., Inc's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-K Report for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

_____________________________________________

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to Form 10-K pursuant to Item 15(b) of this report.

**	Filed herewith.

***	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

E-2

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 26, 2021

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

II -1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SCOTT L. BOK
Scott L. Bok	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ ROBERT F. GREENHILL
Robert F. Greenhill	Senior Chairman and Director	February 26, 2021

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021

/s/ STEVEN F. GOLDSTONE
Steven F. Goldstone	Director	February 26, 2021

/s/ MERYL D. HARTZBAND
Meryl D. Hartzband	Director	February 26, 2021

/s/ JOHN D. LIU
John D. Liu	Director	February 26, 2021

/s/ KAREN P. ROBARDS
Karen P. Robards	Director	February 26, 2021

II -2