Form 10-Q
period 2021-03-31
GREENHILL & CO INC
filed 2021-05-10
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No   ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of April 30, 2021, there were 19,518,990 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents ($7.1 million and $7.2 million restricted from use at March 31, 2021 and December 31, 2020, respectively)	$87,907	$112,703
Fees receivable, net of allowance for doubtful accounts of $0.4 million and $0.5 million at March 31, 2021 and December 31, 2020, respectively	68,124	80,919
Other receivables	4,822	5,285
Property and equipment, net of accumulated depreciation of $18.1 million and $17.5 million at March 31, 2021 and December 31, 2020, respectively	23,455	21,242
Operating lease right-of-use asset	79,576	76,440
Goodwill	214,809	215,936
Deferred tax asset, net	64,849	65,033
Other assets	27,049	8,241
Total assets	$570,591	$585,799
Liabilities and Equity
Compensation payable	$24,050	$34,061
Accounts payable and accrued expenses	12,831	15,424
Current income taxes payable	5,570	6,031
Operating lease obligations	97,992	95,097
Secured term loan payable	321,495	321,046
Deferred tax liability	27,359	26,073
Total liabilities	489,297	497,732
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,184,714 and 48,701,743 shares issued as of March 31, 2021 and December 31, 2020, respectively; 19,511,810 and 19,001,605 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	502	487
Restricted stock units	41,325	59,412
Additional paid-in capital	962,651	937,025
Retained earnings	96,192	95,424
Accumulated other comprehensive income (loss)	(26,052)	(25,501)
Treasury stock, at cost, par value $0.01 per share; 30,672,904 and 29,700,138 shares as of March 31, 2021 and December 31, 2020, respectively	(993,324)	(978,780)
Stockholders’ equity	81,294	88,067
Total liabilities and equity	$570,591	$585,799

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenues	$68,924	$67,099
Operating Expenses
Employee compensation and benefits	47,292	54,360
Occupancy and equipment rental	4,397	5,346
Depreciation and amortization	787	599
Information services	2,358	2,405
Professional fees	2,196	2,322
Travel related expenses	192	2,388
Other operating expenses	4,477	2,350
Total operating expenses	61,699	69,770
Total operating income (loss)	7,225	(2,671)
Interest expense	3,208	4,783
Income (loss) before taxes	4,017	(7,454)
Provision for taxes	1,933	119
Net income (loss)	$2,084	$(7,573)
Average shares outstanding:
Basic	19,675,536	18,904,965
Diluted	23,700,175	18,904,965
Earnings (loss) per share:
Basic	$0.11	$(0.40)
Diluted	$0.09	$(0.40)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,084	$(7,573)
Currency translation adjustment, net of tax	(551)	(14,032)
Comprehensive income (loss)	$1,533	$(21,605)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Common stock, par value $0.01 per share
Common stock, beginning of the period	$487	$468
Common stock issued	15	15
Common stock, end of the period	502	483
Restricted stock units
Restricted stock units, beginning of the period	59,412	77,657
Restricted stock units recognized, net of forfeitures	8,347	10,307
Restricted stock units delivered	(26,434)	(40,534)
Restricted stock units, end of the period	41,325	47,430
Additional paid-in capital
Additional paid-in capital, beginning of the period	937,025	887,095
Common stock issued	25,626	40,591
Additional paid-in capital, end of the period	962,651	927,686
Retained earnings
Retained earnings, beginning of the period, as previously reported	95,424	69,093
Cumulative effect of the change in accounting principle related to credit losses	—	(123)
Retained earnings, beginning of the period, as adjusted	95,424	68,970
Dividends	(1,316)	(1,195)
Net income (loss)	2,084	(7,573)
Retained earnings, end of the period	96,192	60,202
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(25,501)	(34,115)
Currency translation adjustment, net of tax	(551)	(14,032)
Accumulated other comprehensive income (loss), end of the period	(26,052)	(48,147)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(978,780)	(955,523)
Repurchased	(14,544)	(22,056)
Treasury stock, end of the period	(993,324)	(977,579)
Total stockholders’ equity	$81,294	$10,075

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$2,084	$(7,573)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,235	1,039
Net investment (gains) losses	(366)	332
Restricted stock units recognized, net	8,346	10,307
Deferred taxes, net	1,861	7,520
Allowance for doubtful accounts	163	797
Changes in operating assets and liabilities:
Fees receivable	12,632	20,728
Other receivables and assets	(19,189)	(15,611)
Compensation payable	(10,010)	(8,139)
Accounts payable and accrued expenses	(3,627)	(304)
Current income taxes payable	(461)	2,177
Net cash provided by (used for) operating activities	(7,332)	11,273
Investing activities:
Purchases of investments	—	(2,050)
Proceeds from sales of investments	1,190	—
Distributions from investments	22	—
Purchases of property and equipment	(3,049)	(696)
Net cash used in investing activities	(1,837)	(2,746)
Financing activities:
Repayment of secured term loan	—	(15,625)
Dividends paid	(1,316)	(970)
Purchase of treasury stock	(14,545)	(22,056)
Net cash used in financing activities	(15,861)	(38,651)
Effect of exchange rate changes	234	(4,184)
Net decrease in cash and cash equivalents	(24,796)	(34,308)
Cash and cash equivalents, beginning of the period	112,703	113,975
Cash and cash equivalents, end of the period	$87,907	$79,667
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,822	$4,608
Cash paid for taxes, net of refunds	$(24)	$823

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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2020 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $5.5 million and $7.1 million as of March 31, 2021 and December 31, 2020, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the three months ended March 31, 2021 and March 31, 2020, the Company recognized $3.2 million and $0.6 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $0.6 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.1 million and $0.8 million in the three months ended March 31, 2021 and 2020, respectively.
Included in the fees receivable balances at March 31, 2021 and December 31, 2020 were $1.7 million and $3.4 million, respectively, of long term receivables related to primary private capital advisory engagements which are generally paid in installments over a period of three years.
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

Goodwill
Goodwill is the cost in excess of the fair value of identifiable net assets at the acquisition date. The Company tests its goodwill for impairment at least annually or more frequently where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. An impairment loss is triggered if the estimated fair value of an operating unit is less than the estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
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
Accounting Developments
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Under the new guidance, companies will reflect the effect of an enacted change in tax law or rates in the period that includes the enactment date of the new legislation, among other changes. This will align the timing of recognizing the effects of new tax law or rates on the effective tax rate with the effect on the deferred tax assets and liabilities. The Company adopted this standard on January 1, 2021 under a prospective approach. The impact could be material to the Company’s consolidated financial statements in future periods of enactment of new tax laws or rates.

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
	(unaudited)
Cash	$51,637	$52,335
Cash equivalents	29,209	53,198
Restricted cash - letters of credit	7,061	7,170
Total cash and cash equivalents	$87,907	$112,703
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of March 31, 2021 and December 31, 2020, the Company had Level 1 assets measured at fair value.

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
Assets Measured at Fair Value on a Recurring Basis as of March 31, 2021

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2021
	(in thousands, unaudited)
Assets
Cash equivalents	$29,209	$—	$—	$29,209
Total	$29,209	$—	$—	$29,209
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
	(in thousands)
Assets
Cash equivalents	$53,198	$—	$—	$53,198
Total	$53,198	$—	$—	$53,198

Note 5 — Related Parties
At March 31, 2021 and December 31, 2020, the Company had no amounts receivable from or payable to related parties.

Note 6 — Loan Facilities
In April 2019, the Company refinanced borrowings made under its 2017 recapitalization plan with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”). Borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25% and had a weighted average interest rate for the three months ended March 31, 2021 and March 31, 2020 of 3.4% and 4.8%, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. In addition, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. The Company is also required to repay certain amounts in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
During the year ended December 31, 2020, the Company accelerated the repayment of the Term Loan Facility. Under the terms of the credit agreement principal payments may be made in advance without penalty and are applied to the next successive quarterly installments. As a result of the prepayments made in 2020 there was no required principal payment due during the quarter ended March 31, 2021.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At March 31, 2021, the Company was compliant with all loan covenants.
As of March 31, 2021, the Term Loan Facility had a principal balance of $326.9 million and its carrying value was $321.5 million. Deferred financing costs of $9.0 million are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million related to the amortization of deferred financing costs for each of the three months ended March 31, 2021 and 2020. At March 31, 2021, the fair value of the Term Loan Facility approximated its outstanding principal balance. Since the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 - Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

Note 7 — Equity
On March 17, 2021, a dividend of $0.05 per share was paid to stockholders of record on March 3, 2021. For both the three months ended March 31, 2021 and 2020, total dividend payments of $0.05 per share were paid to stockholders. Dividend equivalent payments of $0.3 million were paid to or accrued for holders of restricted stock units for each of the three months ended March 31, 2021 and 2020, respectively.
During the three months ended March 31, 2021, the Company repurchased 337,739 common shares through open market transactions at an average price of $14.81, for a total cost of $5.0 million. Additionally, during the three months ended March 31, 2021, 1,474,940 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 635,027 shares at an average price of $15.03 per share for a total cost of $9.5 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the three months ended March 31, 2020, the Company repurchased 489,704 common shares through open market transactions at an average price of $17.18, for a total cost of $8.4 million. Additionally, during the three months ended March 31, 2020, 1,539,706 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 640,642 shares at an average price of $21.30 per share for a total cost of $13.6 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 8 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$2,084	$(7,573)
Denominator for basic EPS — weighted average number of shares	19,676	18,905
Add — dilutive effect of:
Restricted stock units	4,025	—	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	23,700	18,905	(1)
Earnings (loss) per share:
Basic EPS	$0.11	$(0.40)
Diluted EPS	$0.09	$(0.40)
____________________
(1) Excludes 3,065,000 unamortized restricted stock units that were antidilutive for the three months ended March 31, 2020 and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units. .

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2021		2020
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	7,587,078	$14.68	6,781,475	$21.60
Granted	2,356,183	12.96	2,835,498	8.26
Delivered	(1,539,384)	17.20	(1,571,070)	26.14
Forfeited	(100,344)	13.35	(2,139)	25.21
Outstanding, March 31,	8,303,533	$13.83	8,043,764	$15.95

Note 9 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the three months ended March 31, 2021 and 2020 include net charges of $0.9 million and $1.8 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of March 31, 2021, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 10 — Leases
The Company leases office space for its operations around the globe.
All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 15 years.

The undiscounted aggregate minimum future rental payments are as follows:

	As of
	March 31,	December 31,
	2021	2020
	(in thousands)
	(unaudited)
2021 (remainder)	$9,232	$11,671
2022	13,462	11,190
2023	11,600	10,171
2024	9,919	9,329
2025	8,897	8,756
Thereafter	76,876	76,875
Total lease payments	$129,986	$127,992
Plus: tenant incentive allowance utilized to finance leasehold improvements	11,116	11,302
Less: Interest	(43,110)	(44,197)
Present value of operating lease liabilities	$97,992	$95,097

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	March 31,	December 31,
	2021	2020
	(unaudited)
Weighted average remaining lease term in years	12.1	12.7
Weighted average discount rate	6.8%	6.8%

Note 11 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2021, G&Co’s net capital was $28.4 million, which exceeded its requirement by $27.9 million. G&Co’s aggregate indebtedness to net capital ratio was 0.3 to 1 at March 31, 2021. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At March 31, 2021, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of Bafin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of March 31, 2021, GCI, Greenhill Europe, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On April 16, 2021, the Company repaid in advance $20.0 million of its Term Loan Facility.
On April 27, 2021, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on June 16, 2021 to the common stockholders of record on June 2, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Greenhill”, “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the risk factors in item 1A of this Quarterly Report on Form 10-Q and subsequent Current Reports on Form 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “could”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. These factors include, among other things, uncertainties associated with the coronavirus (“COVID-19”) pandemic. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should consider the various risks outlined under “Risk Factors” in our 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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

During 2021, we have recruited 6 additional client facing managing directors. With these recruits we have expanded our global M&A regional experience in Latin America and sector efforts in telecom and communications infrastructure and media. Additionally, we have made good progress rebuilding our private capital advisory team and, as part of that we have taken steps to build a primary fund raising business. We intend to continue our efforts to recruit additional candidates in the M&A and private capital advisory businesses who can help expand our advisory capabilities. As of April 30, 2021, we had 70 client facing managing directors, including those whose recruitment we have announced to date.

Business Environment and Outlook /Factors Affecting Our Results
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. We are solely an advisory firm and our revenues are derived from fees we earn on advisory services related to M&A, financing advisory and restructuring, and private capital advisory transactions. In the first three months of 2021, market conditions were favorable for M&A and activity is stronger than it has been in recent years in each of our main markets. It is particularly strong in the U.S. where it is running at a record pace. We see this in the fact that we are winning a significantly larger number of assignments than we did last year (just prior to the COVID-19 pandemic) or the year before (which benefited from a good economy and more normal operating conditions). We are also very busy in regions that were less active last year, such as Australia and Canada. Europe is off to a slower start this year, likely because of the lingering impacts of the COVID-19 pandemic. We expect that as other countries recover from the pandemic and businesses return to more normal operations, as the U.S. appears to be, we will see economic and deal activity rebound sharply there similar to what we are seeing it in the U.S. Restructuring opportunities have declined as we anticipated, and we are supplementing our traditional restructuring activity with an increased emphasis on financing advisory work. Lastly, after a slow period last year, the market for private capital advisory transactions is again very active. In our private capital advisory business, we are active in secondary market transactions in Europe and Asia, including many larger, more complex assignments where the general partner of a private equity fund is accessing the secondary market to achieve strategic goals. In the U.S. we have made progress rebuilding our team, and as part of that initiative we have taken steps to build a primary fund raising business, which we expect will be productive in its own right but also highly complementary to the secondary business.
Globally, the number and volume of announced transactions increased by 27% and 95% and , respectively, in the first three months of 2021 versus the same period in the prior year. The number and volume of completed transactions globally increased by 21% and 36%, respectively, in the same period.
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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of April 30, 2021.

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

Revenues were $68.9 million in the first quarter of 2021 compared to $67.1 million in the first quarter of 2020, an increase of $1.8 million, or 3%. The increase in our revenues in the first quarter of 2021 as compared to the first quarter of 2020 resulted from an increase in merger and acquisition transaction completion fees, restructuring advisory fees and financing advisory fees, partially offset by a reduction in private capital advisory fees.
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
Our total operating expenses for the first quarter of 2021 were $61.7 million, which compared to $69.8 million of total operating expenses for the first quarter of 2020. The decrease in total operating expenses of $8.1 million, or 12%, resulted from both lower compensation and benefits expenses and non-compensation operating expenses, each as described in more detail below.

The following table sets forth information relating to our operating expenses.

	For the Three Months Ended March 31,
	2021	2020
	(in millions, unaudited)
Employee compensation and benefits expenses	$47.3	$54.4
% of revenues	69%	81%
Non-compensation operating expenses	14.4	15.4
% of revenues	21%	23%
Total operating expenses	61.7	69.8
% of revenues	90%	104%
Total operating income (loss)	7.2	(2.7)
Operating profit margin	10%	NM
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
Our employee compensation and benefits expenses of $47.3 million in the first quarter of 2021 compare to $54.4 million for the first quarter of 2020. The decrease in expense of $7.1 million, or 13%, is principally due to a lower incentive compensation charge for the quarter. The ratio of compensation to revenues was 69% for the first quarter of 2021 as compared to 81% for the same period in the prior year.
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
For the three months ended March 31, 2021, our non-compensation operating expenses of $14.4 million decreased by $1.0 million, or 7%, compared to $15.4 million in the same period in 2020. During the first quarter of 2021, the benefit of minimal travel expense due to the global COVID-19 pandemic was partially offset by the recognition of a foreign exchange loss as compared to a foreign exchange gain in the same period in the prior year.

Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2021 were 21% compared to 23% for the same period in 2020.

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

Interest Expense
For the three months ended March 31, 2021, we incurred interest expense of $3.2 million as compared to $4.8 million for the same period in 2020. The decrease of $1.6 million related to both a lower market borrowing rate and lower borrowings outstanding.
The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods.

Provision for Income Taxes
For the three months ended March 31, 2021, we recognized an income tax expense of $1.9 million as compared to $0.1 million for the same period in 2020.

The income tax expense recorded for the three months ended March 31, 2021 and 2020 included charges of $0.9 million and $1.8 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these charges, the effective income tax rate for the quarters ended March 31, 2021 and 2020 would have been 26% and 22%, respectively.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under the credit agreement. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At March 31, 2021, we had cash and cash equivalents of $87.9 million.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2021, we had fees receivable of $68.1 million.
In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019 we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a new $375.0 million five-year term loan B facility (“TLB”).
Borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Although financial regulators and industry working groups have suggested alternative reference rates, global consensus on alternative rates is lacking. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become accepted alternatives to LIBOR. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest. However, there can be no assurance the LIBOR phase out will not increase the cost of capital.
The TLB requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), which began on September 30, 2019 and continue through March 31, 2024, with the remaining balance ($285.9 million assuming the payment of only quarterly principal amortization payments during the term) due at maturity on April 12, 2024. During the year ended December 31, 2020, the Company accelerated the repayment of the TLB. Under the terms of the credit facility payments may be made in advance without penalty and are applied to the next successive quarterly installments. As a result of the prepayments made in 2020 there was no required principal payment due during the quarter ended March 31, 2021. In April 2021, the Company made in advance a principal payment on the TLB of $20.0 million. As of April 30, 2021, the TLB had an outstanding principal balance of $306.9 million The next mandatory quarterly principal installment payment is due on March 31, 2023. In addition to the required quarterly principal amortization, we may be required to make annual repayments of principal on the TLB within 90 days of year-end of up to 50% of our excess cash flow as defined in the credit agreement. We are also required to repay certain amounts of the TLB in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
All repayments of the TLB will be applied without penalty or premium. Subject to market conditions and other relevant factors, we may seek to reprice, modify and/or amend the loan facility to further reduce our borrowing rate, modify restricted payment covenants and take other actions to increase our flexibility with respect to our uses of free cash flow.
The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At March 31, 2021, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
Since we announced our recapitalization in 2017 through March 31, 2021, we repurchased 15,378,267 common shares through open market purchases (including pursuant to 10b5-1 plans) and tender offers at an average price of $20.89 per share, for a total cost of $321.3 million. This included 337,739 shares of our common stock we repurchased in the open market during the period ended March 31, 2021 for $5.0 million. In addition to open market purchases, we also repurchase common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities subject to limits imposed by our credit agreement. During the period ended March 31, 2021, we are deemed to have repurchased 635,027 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $9.5 million.
In February 2021, our Board of Directors authorized the repurchase of our common stock and common stock equivalents of up to $50 million for the period ended January 31, 2022. Since the Board authorization as of April 30, 2021, we have repurchased in aggregate 972,766 shares of common stock and common stock equivalents for $14.5 million at an average price of $14.95 and have $35.5 million remaining and authorized for repurchase through January 2022.
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
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at April 30, 2021, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $54.2 million (as calculated based upon the closing share price as of April 30, 2021 of $15.18 per share and assuming a withholding tax rate of 43% consistent with our recent experience) over the next five years, of which an additional $3.2 million remains payable in 2021, $18.9 million will be payable in 2022, $13.4 million will be payable in 2023, $8.7 million will be payable in 2024, $7.9 million will be payable in 2025, and $2.1 million will be payable in 2026. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at April 30, 2021, we estimate payments of $28.6 million over the next five years, of which $0.8 million remains payable in 2021, $9.3 million will be payable in 2022, $7.8 million will be payable in 2023, $6.1 million will be payable in 2024, and $4.6 million will be payable in 2025. We will realize a corporate income tax deduction at the time of payment.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. In early 2021, we completed our relocation to our new headquarters space and incurred leasehold improvement costs, net of tenant improvement allowance, of approximately $2.0 million.

Under current U.S federal tax law, we can repatriate foreign cash with minimal or no incremental tax burden. Subject to any limitations imposed by the Treasury Department and any future changes made to current tax law, we intend to repatriate our foreign cash subject to our estimated operating needs in our foreign jurisdictions, our needs for additional cash in the U.S. and other global cash management purposes.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, which include, among other things, our tax obligations, interest and principal payments on our loan facilities, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. However, there is no assurance that our cash flow will be sufficient to allow us to meet our operating obligations and make timely principal and interest payments under the credit agreement. If we are unable to fund our operating and debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the credit agreement could result in a default. A default of our credit agreement would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significant impair our ability to obtain other financing.
Cash Flows
In the three months ended March 31, 2021, our cash and cash equivalents decreased by $24.8 million from December 31, 2020, including an increase of $0.2 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $7.3 million from operating activities, which consisted of $13.3 million from operating earnings after giving effect to non-cash items and a net decrease in working capital of $20.7 million, principally from the payment of annual bonuses. We used $1.8 million in investing activities to fund leasehold improvements and equipment purchases. We used $15.9 million in financing activities, including $5.0 million for open market repurchases of our common stock, $9.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $1.3 million for the payment of dividends.
In the three months ended March 31, 2020, our cash and cash equivalents decreased by $34.3 million from December 31, 2019, including a decrease of $4.2 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $11.3 million from operating activities, which consisted of $12.4 million from operating earnings after giving effect to non-cash items, offset by a net increase in working capital of $1.1 million. We used $2.7 million in investing activities to fund equipment purchases. We used $38.7 million in financing activities, including $15.6 million for the quarterly principal term loan payments, $8.4 million for open market repurchases of our common stock, $13.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $1.0 million for the payment of dividends.

Off-Balance Sheet Arrangements
We do not invest in off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the three months ended March 31, 2021, as compared to the same period in 2020, the average value of the U.S. dollar weakened relative to the pound sterling, euro and Australian dollar. In aggregate, there was minimal impact on our revenues in the three months ended March 31, 2021 as compared to the same period in 2020 as a result of the timing of recognition of foreign revenues. Even if the currency rates had changed more materially, the impact would not have had been significant to our foreign operations because our operating costs in foreign jurisdictions are denominated in local currency and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of March 31, 2021, we had $326.9 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of March 31, 2021, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $3.3 million.
The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Although financial regulators and industry working groups have suggested alternative reference rates, global consensus on alternative rates is lacking. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark or what rate or rates may become accepted alternatives to LIBOR. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest. However, there can be no assurance the LIBOR phase out will not increase the cost of capital.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the first quarter 2021:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - 31	—	$0.00	—	$50,000,000
February 1 - 28	337,739	$14.81	337,739	35,455,106
March 1 - 31	—	$0.00	—	35,455,106
Total	337,739		337,739	$35,455,106
_____________________________________________
(1)Excludes 635,027 common stock equivalents (e.g., vesting restricted stock units) we are deemed to have repurchased in the first quarter of 2021 at an average price of $15.03 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)On February 3, 2021, our Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of up to $50 million for the period ending January 31, 2022. The dollar value of shares that may yet be repurchased is calculated based on the repurchases of equity securities disclosed in the table as well as the deemed repurchases of common stock equivalents discussed in note (1) above.

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
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended March 31, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2021

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer

1