Form 10-Q
period 2021-09-30
GREENHILL & CO INC
filed 2021-11-08
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of October 31, 2021, there were 18,493,925 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents ($6.9 million and $7.2 million restricted from use at September 30, 2021 and December 31, 2020, respectively)	$100,435	$112,703
Fees receivable, net of allowance for doubtful accounts of $0.2 million and $0.5 million at September 30, 2021 and December 31, 2020, respectively	42,532	80,919
Other receivables	6,777	5,285
Property and equipment, net of accumulated depreciation of $19.4 million and $17.5 million at September 30, 2021 and December 31, 2020, respectively	23,204	21,242
Operating lease right-of-use asset	76,041	76,440
Goodwill	209,483	215,936
Deferred tax asset, net	60,430	65,033
Other assets	15,961	8,241
Total assets	$534,863	$585,799
Liabilities and Equity
Compensation payable	$19,078	$34,061
Accounts payable and accrued expenses	16,990	15,424
Current income taxes payable	8,612	6,031
Operating lease obligations	94,647	95,097
Secured term loan payable	287,391	321,046
Deferred tax liability	27,425	26,073
Total liabilities	454,143	497,732
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,559,104 and 48,701,743 shares issued as of September 30, 2021 and December 31, 2020, respectively; 18,681,618 and 19,001,605 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	506	487
Restricted stock units	49,446	59,412
Additional paid-in capital	968,649	937,025
Retained earnings	104,958	95,424
Accumulated other comprehensive income (loss)	(30,689)	(25,501)
Treasury stock, at cost, par value $0.01 per share; 31,877,486 and 29,700,138 shares as of September 30, 2021 and December 31, 2020, respectively	(1,012,150)	(978,780)
Stockholders’ equity	80,720	88,067
Total liabilities and equity	$534,863	$585,799

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$88,646	$56,045	$200,807	$170,930
Operating Expenses
Employee compensation and benefits	44,390	46,754	131,473	147,590
Occupancy and equipment rental	4,628	7,539	13,625	20,296
Depreciation and amortization	722	551	2,302	1,719
Information services	2,476	2,650	7,161	7,706
Professional fees	2,431	3,149	6,331	7,370
Travel related expenses	815	19	1,523	2,525
Other operating expenses	2,822	2,464	9,994	8,586
Total operating expenses	58,284	63,126	172,409	195,792
Total operating income (loss)	30,362	(7,081)	28,398	(24,862)
Interest expense	2,985	3,519	9,271	12,030
Income (loss) before taxes	27,377	(10,600)	19,127	(36,892)
Provision (benefit) for taxes	7,233	(1,225)	5,724	(4,976)
Net income (loss)	$20,144	$(9,375)	$13,403	$(31,916)
Average shares outstanding:
Basic	19,046,407	18,962,834	19,387,582	18,918,291
Diluted	23,751,697	18,962,834	24,192,080	18,918,291
Earnings (loss) per share:
Basic	$1.06	$(0.49)	$0.69	$(1.69)
Diluted	$0.85	$(0.49)	$0.55	$(1.69)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$20,144	$(9,375)	$13,403	$(31,916)
Currency translation adjustment, net of tax	(4,035)	4,160	(5,188)	(50)
Comprehensive income (loss)	$16,109	$(5,215)	$8,215	$(31,966)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock, par value $0.01 per share
Common stock, beginning of the period	$505	$485	$487	$468
Common stock issued	1	1	19	18
Common stock, end of the period	506	486	506	486
Restricted stock units
Restricted stock units, beginning of the period	44,131	52,257	59,412	77,657
Restricted stock units recognized, net of forfeitures	7,496	7,180	22,535	28,013
Restricted stock units delivered	(2,181)	(2,866)	(32,501)	(49,099)
Restricted stock units, end of the period	49,446	56,571	49,446	56,571
Additional paid-in capital
Additional paid-in capital, beginning of the period	966,483	933,315	937,025	887,095
Common stock issued	2,166	2,585	31,624	48,805
Additional paid-in capital, end of the period	968,649	935,900	968,649	935,900
Retained earnings
Retained earnings, beginning of the period, as previously reported	86,114	43,881	95,424	69,093
Cumulative effect of the change in accounting principle related to credit losses	—	—	—	(123)
Retained earnings, beginning of the period, as adjusted	86,114	43,881	95,424	68,970
Dividends	(1,300)	(1,311)	(3,869)	(3,859)
Net income (loss)	20,144	(9,375)	13,403	(31,916)
Retained earnings, end of the period	104,958	33,195	104,958	33,195
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(26,654)	(38,325)	(25,501)	(34,115)
Currency translation adjustment, net of tax	(4,035)	4,160	(5,188)	(50)
Accumulated other comprehensive income (loss), end of the period	(30,689)	(34,165)	(30,689)	(34,165)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(1,002,623)	(978,145)	(978,780)	(955,523)
Repurchased	(9,527)	(422)	(33,370)	(23,044)
Treasury stock, end of the period	(1,012,150)	(978,567)	(1,012,150)	(978,567)
Total stockholders’ equity	$80,720	$13,420	$80,720	$13,420

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$13,403	$(31,916)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	3,647	3,054
Net investment (gains) losses	(373)	239
Restricted stock units recognized, net	22,535	28,013
Deferred taxes, net	8,089	5,938
Allowance for doubtful accounts	94	(77)
Loss (gain) on sales of property and equipment	—	127
Changes in operating assets and liabilities:
Fees receivable	38,294	51,865
Other receivables and assets	(10,061)	(16,150)
Compensation payable	(14,680)	(11,577)
Accounts payable and accrued expenses	655	6,434
Current income taxes payable	2,581	(4,798)
Net cash provided by operating activities	64,184	31,152
Investing activities:
Purchases of investments	—	(2,050)
Proceeds from sales of investments	1,190	847
Distributions from investments	32	27
Purchases of property and equipment	(4,335)	(5,418)
Net cash used in investing activities	(3,113)	(6,594)
Financing activities:
Repayment of secured term loan	(35,000)	(18,750)
Dividends paid	(4,171)	(3,145)
Purchase of treasury stock	(33,370)	(23,044)
Net cash used in financing activities	(72,541)	(44,939)
Effect of exchange rate changes	(798)	(2,856)
Net decrease in cash and cash equivalents	(12,268)	(23,237)
Cash and cash equivalents, beginning of the period	112,703	113,975
Cash and cash equivalents, end of the period	$100,435	$90,738
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,989	$11,241
Cash paid for taxes, net of refunds	$(1,471)	$9,316

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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $9.2 million and $7.1 million as of September 30, 2021 and December 31, 2020, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the nine months ended September 30, 2021 and September 30, 2020, the Company recognized $3.7 million and $2.2 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $0.6 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively and $1.7 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of less than $0.1 million and no bad debt expense in the three months ended September 30, 2021 and 2020, respectively. The Company recorded bad debt expense of $0.1 million in the nine months ended September 30, 2021 and a net reversal of bad debt expense of $0.1 million in the nine months ended September 30, 2020.
Included in the fees receivable balances at September 30, 2021 and December 31, 2020 were $1.5 million and $3.4 million, respectively, of long term receivables related to primary private capital advisory engagements which are generally paid in installments over a period of three years.
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
	(unaudited)
Cash	$63,753	$52,335
Cash equivalents	29,761	53,198
Restricted cash - letters of credit	6,921	7,170
Total cash and cash equivalents	$100,435	$112,703
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of September 30, 2021 and December 31, 2020, the Company had Level 1 assets measured at fair value.
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
Assets Measured at Fair Value on a Recurring Basis as of September 30, 2021

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2021
	(in thousands, unaudited)
Assets
Cash equivalents	$29,761	$—	$—	$29,761
Total	$29,761	$—	$—	$29,761

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
	(in thousands)
Assets
Cash equivalents	$53,198	$—	$—	$53,198
Total	$53,198	$—	$—	$53,198

Note 5 — Loan Facilities
In April 2019, the Company refinanced borrowings made under its 2017 recapitalization plan with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”). Borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25% and had a weighted average interest rate for the nine months ended September 30, 2021 and September 30, 2020 of 3.4% and 4.0%, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. The Term Loan Facility permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. During the nine month period ended September 30, 2021, the Company made voluntary principal payments on the Term Loan Facility of $35.0 million and, in October 2021, the Company made an additional voluntary principal payment of $10.0 million. As of October 31, 2021, the Company has repaid in advance all required quarterly amortization payments of the Term Loan Facility and the remaining outstanding principal balance of $281.9 million is due at maturity. Under the terms of the credit agreement, the Company may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At September 30, 2021, the Company was compliant with all loan covenants.
As of September 30, 2021, the Term Loan Facility had a principal balance of $291.9 million and its carrying value was $287.4 million. Deferred financing costs of $9.0 million are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million related to the amortization of deferred financing costs for each of the three months ended September 30, 2021 and 2020, and incremental interest expense of $1.3 million related to the amortization of such costs for each of the nine months ended September 30, 2021 and 2020. At September 30, 2021, the fair value of the Term Loan Facility approximated its outstanding principal balance. Since the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 - Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

Note 6 — Equity
On September 15, 2021, a dividend of $0.05 per share was paid to stockholders of record on September 1, 2021. For both the nine months ended September 30, 2021 and 2020, total dividend payments of $0.15 per share were paid to stockholders. Dividend equivalent payments of $1.0 million were paid to or accrued for holders of restricted stock units for each of the nine months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021, the Company repurchased 1,390,374 common shares through open market transactions at an average price of $15.47, for a total cost of $21.5 million. Additionally, during the nine months ended September 30, 2021, 1,835,216 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 786,974 shares at an average price of $15.08 per share for a total cost of $11.9 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the nine months ended September 30, 2020, the Company repurchased 489,704 common shares through open market transactions at an average price of $17.18, for a total cost of $8.4 million. Additionally, during the nine months ended September 30, 2020, 1,813,253 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 743,344 shares at an average price of $19.69 per share for a total cost of $14.6 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020		2021	2020
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$20,144	$(9,375)		$13,403	$(31,916)
Denominator for basic EPS — weighted average number of shares	19,046	18,963		19,388	18,918
Add — dilutive effect of:
Restricted stock units	4,705	—	(1)	4,804	—	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	23,752	18,963	(1)	24,192	18,918	(1)
Earnings (loss) per share:
Basic EPS	$1.06	$(0.49)		$0.69	$(1.69)
Diluted EPS	$0.85	$(0.49)		$0.55	$(1.69)
____________________
(1) Excludes 3,321,000 unamortized restricted stock units that were antidilutive for the three months ended September 30, 2020, and 3,589,000 for the nine months ended September 30, 2020, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2021		2020
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	7,587,078	$14.68	6,781,475	$21.60
Granted	2,461,261	13.07	3,915,997	8.79
Delivered	(1,911,209)	16.99	(1,844,617)	26.61
Forfeited	(407,930)	13.87	(240,334)	15.42
Outstanding, September 30,	7,729,200	$13.71	8,612,521	$14.83

Note 8 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the nine months ended September 30, 2021 and 2020 include net charges of $0.7 million and $3.0 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.

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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of September 30, 2021, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 9 — Leases
The Company leases office space for its operations around the globe. All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 15 years.
The undiscounted aggregate minimum future rental payments are as follows:

	As of
	September 30,	December 31,
	2021	2020
	(in thousands)
	(unaudited)
2021 (remainder)	$2,787	$11,671
2022	13,606	11,190
2023	11,778	10,171
2024	10,142	9,329
2025	8,993	8,756
Thereafter	76,876	76,875
Total lease payments	$124,182	$127,992
Plus: tenant incentive allowance utilized to finance leasehold improvements	10,988	11,302
Less: Interest	(40,523)	(44,197)
Present value of operating lease liabilities	$94,647	$95,097

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	September 30,	December 31,
	2021	2020
	(unaudited)
Weighted average remaining lease term in years	11.9	12.7
Weighted average discount rate	6.8%	6.8%

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30,

2021, G&Co’s net capital was $25.2 million, which exceeded its requirement by $24.3 million. G&Co’s aggregate indebtedness to net capital ratio was 0.6 to 1 at September 30, 2021. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At September 30, 2021, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of Bafin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of September 30, 2021, GCI, Greenhill Europe, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On November 3, 2021, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share. The dividend will be payable on December 15, 2021 to the common stockholders of record on December 1, 2021.

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
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “could”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things, uncertainties associated with catastrophes such as the coronavirus (“COVID-19”) pandemic and macroeconomic events. You should consider the various risks outlined under “Risk Factors” in our 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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

During 2021, we have recruited 11 additional client facing managing directors. With these recruits we have expanded our global M&A regional experience in Australia, Germany and Latin America and sector efforts in telecom and communications infrastructure, media and software. Additionally, we have made good progress rebuilding our private capital advisory team and, as part of that we have taken steps to build a primary fund raising business. We remain focused on adding more senior talent in the months to come. As of October 31, 2021, we had 72 client facing managing directors, including those whose recruitment we have announced to date.

Business Environment and Outlook /Factors Affecting Our Results
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. We are solely an advisory firm and our revenues are derived from fees we earn on advisory services related to M&A, financing advisory and restructuring, and private capital advisory transactions. In the first nine months of 2021, market conditions were favorable for M&A and activity is stronger than it has been in recent years. We see this in the fact that we are winning a significantly larger number of assignments than we did last year (during the COVID-19 pandemic) or the year before (which benefited from a good economy and more normal operating conditions). We also see the results of a more active market in the number of deal announcements we are associated with. On a trailing four quarter basis, the number of deal announcements with which we were associated is at an all-time high. While many of those transactions have been for major companies, for the year to date the size of deals that have been completed has skewed toward the smaller end of the scale, resulting in a year to date revenue increase which is smaller than that of our peer firms. We expect a strong finish to the year, and that the size of completed deals and commensurate fees will increase in future revenue periods.
On a regional basis we expect to show a stronger year than last year in the U.S. and Canada and a much stronger year in Australia, offset by reduced revenue in Europe, where we had a particularly strong revenue year in 2020. By type of advice we are seeing the greatest opportunities in M&A. Restructuring activity is relatively low given the strength of the credit markets, but we are making progress in our strategic initiative to be more active in financing advisory assignments of various kinds. In our private capital advisory business, we have made meaningful progress in building our global team for both primary fund raising and secondary sale transactions and now have strong assignment backlogs. In all our businesses, we are making progress on our strategic initiative to do more business with financial sponsors.
Globally, the number and volume of announced transactions increased by 28% and 78%, respectively, in the nine months ended September 30, 2021 versus the same period in the prior year. The number and volume of completed transactions globally increased by 31% and 46%, respectively, in the same period.
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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of October 31, 2021.

Results of Operations
Revenues
Our revenues are derived from both corporate advisory services related to M&A, financings and restructurings, and private capital advisory services related to sales or capital raises pertaining to alternative assets. A majority of our revenue is contingent upon the closing of a merger, acquisition, financing, restructuring, or other advisory transaction. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success-based strategic advisory, financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones (such as the announcement of a transaction or the rendering of a fairness opinion). Additionally, we generate private capital advisory revenues from sales of alternative assets in the secondary market and from capital raises.
Revenues were $88.6 million in the third quarter of 2021 compared to $56.0 million in the third quarter of 2020, an increase of $32.6 million, or 58%. The increase principally resulted from a significant increase in the number of mergers and acquisition transaction completion fees across most of the jurisdictions in which we operate.

For the nine months ended September 30, 2021, revenues were $200.8 million compared to $170.9 million in 2020, an increase of $29.9 million, or 17%. The increase principally resulted from increases in merger and acquisition transaction completion fees and financing advisory fees, particularly in North America and Australia, offset by a reduction in restructuring retainer fees.
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
Our total operating expenses for the third quarter of 2021 were $58.3 million, which compared to $63.1 million of total operating expenses for the third quarter of 2020. The decrease in total operating expenses of $4.8 million, or 8%, resulted from both lower compensation and benefits expenses and non-compensation operating expenses, each as described in more detail below.

For the nine months ended September 30, 2021, our total operating expenses were $172.4 million, which compared to $195.8 million of total operating expenses for the same period in 2020. The decrease in total operating expenses of $23.4 million, or 12%, resulted from both lower compensation and benefits expenses and non-compensation operating expenses, each as described in more detail below.

The following table sets forth information relating to our operating expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, unaudited)
Employee compensation and benefits expenses	$44.4	$46.8	$131.5	$147.6
% of revenues	50%	83%	65%	86%
Non-compensation operating expenses	13.9	16.4	40.9	48.2
% of revenues	16%	29%	20%	28%
Total operating expenses	58.3	63.1	172.4	195.8
% of revenues	66%	113%	86%	115%
Total operating income (loss)	30.4	(7.1)	28.4	(24.9)
Operating profit margin	34%	NM	14%	NM
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
Our employee compensation and benefits expenses of $44.4 million in the third quarter of 2021 decreased slightly as compared to $46.8 million for the third quarter of 2020. The ratio of compensation to revenues was 50% for the third quarter of 2021 as compared to 83% for the same period in the prior year. The ratio of compensation to revenues in the third quarter of 2021 was adjusted lower than our annual target ratio in order to reduce the year to date ratio toward our target year end ratio.

For the nine months ended September 30, 2021, our employee compensation and benefits expenses were $131.5 million compared to $147.6 million for the same period in 2020. The decrease in expense of $16.1 million, or 11%, was principally attributable to lower charges for incentive compensation and a decrease in the charge for amortization of restricted stock units. The ratio of compensation to revenues for the nine month period in 2021 was 65% as compared to 86% for the same period in 2020.
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
For the three months ended September 30, 2021, our non-compensation operating expenses of $13.9 million decreased $2.5 million, or 15%, as compared to $16.4 million in the same period in 2020. The decrease principally resulted from the elimination of a double rent charge incurred in 2020 during the build out of our new headquarters space, partially offset by a modest increase in travel costs as business travel began to return.

Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2021 were 16% compared to 29% for the same period in 2020. The decrease in non-compensation expenses as a percentage of revenues resulted from the effect of spreading moderately lower non-compensation costs over much higher revenues in the third quarter of 2021 as compared to the same period in 2020.

For the nine months ended September 30, 2021, our non-compensation operating expenses of $40.9 million decreased $7.3 million, or 15%, as compared to $48.2 million in the comparable period in 2020. The decrease principally resulted from the elimination of the double rent charge as discussed above, lower year to date travel costs due to the impact of the global pandemic and lower professional fees, partially offset by the recognition of a foreign exchange loss in the first nine months of 2021 as compared to a foreign exchange gain in the same period last year.

Non-compensation expenses as a percentage of revenues for the nine months ended September 30, 2021 were 20% compared to 28% for the same period in 2020. The decrease in non-compensation expenses as a percentage of revenues resulted from the effect of spreading lower non-compensation costs over higher revenues for the nine months ended September 30, 2021 as compared to the same period in 2020.
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

Interest Expense
For the three months ended September 30, 2021, we incurred interest expense of $3.0 million as compared to $3.5 million for the same period in 2020. The decrease of $0.5 million principally related to lower borrowings outstanding as a result of accelerated debt repayments.

For the nine months ended September 30, 2021, we incurred interest expense of $9.3 million, as compared to $12.0 million for the same period in 2020. The decrease of $2.7 million related to both lower market borrowing rates and lower borrowings outstanding.
The rate of interest on our borrowing is based on LIBOR and can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods. There can be no certainty that our borrowing rate will not increase in future periods as a result of the transition from LIBOR to SOFR or another alternative rate.

Provision for Income Taxes
For the three months ended September 30, 2021, we recognized income tax expense of $7.2 million, reflecting an effective tax rate of 26%, as compared to a benefit of $1.2 million for the same period in 2020, which reflected an effective tax rate of 12%. The effective tax rate for the third quarter of 2021 was negatively impacted by an increase in Australian earnings, which are taxed at a higher rate than the U.S.

For the nine months ended September 30, 2021, the provision for income taxes was $5.7 million, which reflected an effective tax rate of 30%. This compared to an income tax benefit for the same period in 2020 of $5.0 million. During the first nine months of 2021 and 2020 we recognized charges of $0.7 million and $3.0 million, respectively, related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these charges, the effective tax rate for the nine month period ended September 30, 2021 as compared to the same period in 2020 would have been 26% and 22%, respectively. The higher effective rate for the nine months ended September 30, 2021 principally resulted from lower U.K. earnings in 2021 as compared to 2020. The U.K. has a lower tax rate than the U.S.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under the credit agreement. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At September 30, 2021, we had cash and cash equivalents of $100.4 million.

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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2021, we had fees receivable of $42.5 million.
In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019, we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a new $375.0 million five-year term loan B facility (“TLB”).
Borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking Secured Overnight Financing Rate (“SOFR”)term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that when we do the TLB will likely be converted to a SOFR term rate based facility. However, there can be no assurance the LIBOR phase out will not increase our cost of capital.
The TLB requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), which began on September 30, 2019 and continue through March 31, 2024, with the remaining balance due at maturity on April 12, 2024. The TLB permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. In 2021, we made advance payments of $45.0 million, including a $10.0 million payment in October 2021, on the TLB. As a result of these payments we have repaid all required quarterly amortization payments due in advance of maturity. As of October 31, 2021, the outstanding principal balance is $281.9 million and is due in April 2024. Subject to the terms of the credit agreement, we may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. In future periods, we may make further advance payments on the TLB, which will be applied without penalty or premium, subject to our cash flow, general financial conditions and other capital deployment. Additionally, subject to market conditions and other relevant factors, we may seek to reprice, modify and/or amend the loan facility to further reduce our borrowing rate, modify restricted payment covenants, extend the maturity date and take other actions to increase our flexibility with respect to our uses of free cash flow.
The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At September 30, 2021, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
Since we announced our recapitalization in 2017, through the period ended October 31, 2021, we have repurchased 16,624,908 common shares through open market purchases (including pursuant to 10b5-1 plans) and tender offers at an average price of $20.50 per share, for a total cost of $340.9 million. This includes 1,390,374 shares of our common stock we repurchased in the open market during the nine month period ended September 30, 2021 for $21.5 million and an additional 194,006 shares we repurchased in October 2021 for $3.1 million. In addition to open market purchases, we also repurchase common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities subject to limits imposed by our credit agreement. During the nine month period ended September 30, 2021, we are deemed to have repurchased 786,974 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $11.9 million.
In February 2021, our Board of Directors authorized the repurchase of our common stock and common stock equivalents of up to $50 million for the period ended January 31, 2022. Since the Board authorization, as of October 31, 2021, we have repurchased in aggregate 2,371,354 shares of common stock and common stock equivalents for $36.4 million at an average price of $15.37 and have $13.6 million remaining and authorized for repurchase through January 2022. Future share repurchases are subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period ending January 31, 2022 or the amount authorized in any future period.
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
Under our credit agreement, we are restricted in the amount of cash we may use to repurchase our common stock and common stock equivalents and/or to make dividend distributions. As we generate cash from operations and subject to our expected operating needs, our principal focus is on deleveraging, but we also intend to continue to repurchase our common shares in a prudent manner and make dividend distributions.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at October 31, 2021, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $52.2 million (as calculated based upon the closing share price as of October 31, 2021 of $15.72 per share and assuming a withholding tax rate of 43% consistent with our recent experience) over the next five years, of which an additional $0.9 million remains payable in 2021, $18.6 million will be payable in 2022, $13.3 million will be payable in 2023, $8.7 million will be payable in 2024, $8.3 million will be payable in 2025, and $2.4 million will be payable in 2026. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may also award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at October 31, 2021, we estimate payments of $25.3 million over the next five years, of which less than $0.1 remains payable in 2021, $8.7 million will be payable in 2022, $6.8 million will be payable in 2023, $5.5 million will be payable in 2024, and $4.3 million will be payable in 2025. We will realize a corporate income tax deduction at the time of payment.

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
Cash Flows
In the nine months ended September 30, 2021, our cash and cash equivalents decreased by $12.3 million from December 31, 2020, including a decrease of $0.8 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $64.2 million from operating activities, which consisted of $47.4 million from operating earnings after giving effect to non-cash items and a net decrease in working capital of $16.8 million, principally from the collection of fees receivables. We used $3.1 million in investing activities to fund leasehold improvements and equipment purchases. We used $72.5 million in financing activities, including $35.0 million for the repayment of the term loan, $21.5 million for open market repurchases of our common stock, $11.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $4.2 million for the payment of dividends.

In the nine months ended September 30, 2020, our cash and cash equivalents decreased by $23.2 million from December 31, 2019, including a decrease of $2.9 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $31.2 million from operating activities, which consisted of $5.4 million from operating earnings after giving effect to non-cash items and a net decrease in working capital of $25.8 million, principally from the collection of fees receivable. We used $6.6 million in investing activities to fund investments, equipment purchases and leasehold improvements. We used $44.9 million in financing activities, including $18.8 million for the quarterly principal term loan payments due for each of the four calendar quarters in 2020, $8.4 million for open market repurchases of our common stock, $14.6 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $3.1 million for the payment of dividends.

Off-Balance Sheet Arrangements
We do not invest in off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
Credit Risk
We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to the Firm. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred.
Exchange Rate Risk
We are exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non-U.S. dollar denominated assets and liabilities. Non-functional currency related transaction gains and losses are recorded in the condensed consolidated statements of operations.
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the nine months ended September 30, 2021, as compared to the same period in 2020, the average value of the U.S. dollar weakened relative to the pound sterling, euro and Australian dollar. In aggregate, there was minimal impact on our revenues in the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of the timing of recognition of foreign revenues. Even if the currency rates had changed more materially, the impact would not have had been significant to our foreign operations because our operating costs in foreign jurisdictions are denominated in local currency and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of September 30, 2021, we had $291.9 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of September 30, 2021, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $2.9 million.
The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking SOFR term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that when we do the TLB will likely be converted to a SOFR term rate based facility. However, there can be no assurance the LIBOR phase out will not increase our cost of capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the third quarter 2021:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - 31	102,256	$15.75	102,256	$24,546,418
August 1 - 31	237,033	$15.35	237,033	20,385,163
September 1 - 30	263,548	$14.25	263,548	16,629,331
Total	602,837		602,837	$16,629,331
_____________________________________________
(1)Excludes 34,390 common stock equivalents (e.g., vesting restricted stock units) we are deemed to have repurchased in the third quarter of 2021 at an average price of $15.19 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the first nine months of 2021, the table excludes 786,974 shares we are deemed to have repurchased at an average price of $15.08 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
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
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended September 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2021

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer
1