Form 10-K
period 2021-12-31
GREENHILL & CO INC
filed 2022-02-28
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 12/31/2021.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $220 million. The registrant has no non-voting stock. As of February 15, 2022, there were 18,323,436 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2022 annual meeting of stockholders to be held on April 27, 2022 are incorporated by reference in response to Part III of this Report.

PART I
When we use the terms “Greenhill”, “we”, “us”, “our”, “the Company”, and “the Firm”, we mean Greenhill & Co., Inc., a Delaware corporation, and its consolidated subsidiaries.

Item 1.  Business
Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, private equity sponsors, institutional investors, family offices, and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Canada, France, Germany, Hong Kong, Japan, Singapore, Spain, Sweden and the United Kingdom.
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
As of December 31, 2021, we had 364 employees globally. At that date, we had 72 client facing managing directors.
Advisory Services
Greenhill is a unique global investment banking Firm, not only in relation to the large integrated, or “bulge bracket”, institutions, which engage in commercial lending, underwriting, research, sales and trading and other businesses, but also in relation to other so-called “independent” investment banks, many of which engage in investment management, research and capital markets businesses, all of which can create conflicts with clients’ interests. Greenhill’s singular focus on advisory services differentiates us from other investment banks, and enables us to offer best-in-class, conflict free service to each of our clients.

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
Mergers and Acquisitions. On merger and acquisition engagements, we provide a broad range of advice to global clients in relation to domestic and cross-border mergers, acquisitions, divestitures, spin-offs and other strategic transactions, through all stages of a transaction’s life cycle, from initial structuring and negotiation to final execution. Our focus is on providing high-quality, unbiased advice to senior executive management teams, boards of directors and special committees of prominent large and mid-cap companies, financial sponsors and key decision makers in governments and at large institutions on transactions that typically are of the highest strategic and financial importance to our clients. We have specialists in nearly every significant industry sector who work closely with our transaction and regional specialists to provide the highest quality advice and transaction execution. In addition to merger and acquisition transactions, we advise clients on a full range of critical strategic matters, including activist shareholder defense, special committee projects, licensing deals and joint ventures. We provide advice on valuation, negotiation tactics, industry dynamics, structuring alternatives, timing and pricing of transactions, as well as financing alternatives. In appropriate situations, we also provide fairness opinions with regard to merger and acquisition transactions.
Financing Advisory and Restructuring. Our financing advisory and restructuring practice encompasses a wide range of advisory services. In restructurings, we advise debtors, creditors, governments, and other stakeholders in companies experiencing financial distress, as well as potential acquirers of distressed companies and assets. We provide advice on valuation, debt capacity, restructuring alternatives, capital structures, financing alternatives and M&A or other recapitalizations, and we assist clients in identifying and capitalizing on potential incremental sources of capital. We also assist those clients who seek court-assisted reorganizations by developing, negotiating and seeking approval for plans of reorganization as well as the implementation of such plans in addition to running court supervised sale processes. In financing advisory we structure tailored solutions for our clients for their financing needs by advising on private placements of debt and structured equity, refinancing of existing debt facilities, negotiating the modification and amendment of covenants and acting as an independent advisor. In financing advisory transactions we either assist the company in raising the required capital through a structured process conducted by us or we serve as an independent advisor to the client in order to provide advice as to the terms and conditions of financings from incumbent lenders or relationship banks and lenders.
Private Capital Advisory. We are one of the leading global financial advisors to pension funds, endowments, institutional investors and financial sponsors on primary and secondary transactions involving alternative assets. Using our primary capital formation expertise, we provide clients with customized fundraising solutions, including single asset capital transactions, blind pool funds and co-investment syndications, and targeted investor outreach through our global team of senior distribution professionals. Fundraising mandates are focused on general private equity, specialist sector funds, credit strategies, real assets and venture capital. Greenhill advises such institutions globally on secondary sales of interests in private equity and similar funds, and provides advice to alternative asset fund sponsors for private capital raising, restructuring, financing, liquidity options, valuation and related services.
Revenues
Our revenues are derived from both corporate advisory services related to mergers and acquisitions ("M&A"), financings and restructurings and private capital advisory services related to sales or capital raises pertaining to alternative assets. Revenues from corporate advisory are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory, and financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones, such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, we generate private capital advisory revenues from sales of alternative assets in the secondary market and from capital raises where we act as private placement agents.
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
Approximately 33% of our managing directors have worked at Greenhill for more than 10 years; as a group our managing directors average more than 20 years of varied and relevant experience, which they leverage to provide the highest quality advice on a globally-integrated basis across our full range of services. Our managing directors are supported by a strong team of more junior professionals, and we spend a significant amount of time and resources recruiting, training and mentoring them. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability or veteran status, or other protected status.
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
The safety of our employees has always been a priority. As a result of the COVID-19 pandemic, work-place safety and employee well-being assumed even greater importance. Our employees were given the flexibility to manage their work place and personal priorities; our employee benefits emphasized mental health, and our senior personnel proactively reached out to the more junior professionals in order to maintain connectivity and offer support. COVID-19 "work from home" restrictions have become less stringent over the past year, in several jurisdictions in which we operate; each of our offices has continued to prioritize work place safety in compliance with local guidelines and requirements and our employees continue to have the flexibility to work remotely or in our offices.
As of December 31, 2021, Greenhill employed a total of 364 people, of which 207 were located in our offices in North America, 105 were based in our European offices, and 52 in the rest of the world. The vast majority of our finance, legal and operational employees are located in the United States.
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
The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are global and regional integrated banking firms, mid-sized full service financial firms, other independent financial services firms and specialized financial advisory firms. We compete with some of our competitors globally and with others on a regional, product, industry or niche basis. We also compete on the basis of a number of factors, including the quality of our advice and service, our range of sector expertise, strength of relationships, innovation, reputation and price.
The global and regional integrated banking firms offer a wider range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and corporate finance and securities underwriting services, which may enhance their competitive position. They also have the ability to support their investment banking operations with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure on our business. In addition to our larger and mid-sized full service competitors, we compete with a number of independent investment banks, which offer independent advisory services on a model similar to ours. A number of the independent banks with whom we compete are larger and have greater general and industry-specific coverage resources.
We believe our primary competitors consist of both large, diversified financial institutions such as Bank of America Corporation, Barclays Bank PLC, Citigroup Inc., Credit Suisse Group AG, Deutsche Bank AG, Goldman Sachs Group, Inc., JPMorgan Chase & Co., Morgan Stanley, and UBS AG, as well as publicly listed boutique investment banking firms such as Evercore Partners Inc., Jefferies Group, Inc., Lazard Ltd., Moelis & Co., Perella Weinberg Partners and PJT Partners.

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
In addition, Greenhill Capital Partners, LLC, our wholly-owned subsidiary, which operated as general partner of Greenhill Capital Partners II, a former merchant banking fund, is a registered investment adviser under the Investment Advisers Act of 1940, as amended. As such, it is subject to regulation and periodic examinations by the SEC. As we no longer operate any investment businesses, Greenhill Capital Partners II will be dissolved in 2022 and the appropriate steps to withdraw Greenhill Capital Partners, LLC's registration will be taken.
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

In connection with our Brexit planning, we set up Greenhill Europe GmbH & Co. KG to house our offices in Frankfurt, Madrid and Paris, with particular focus on our European advisory business. Greenhill Europe GmbH & Co. KG is authorized and regulated by the Bundesanstalt fur Finanzdienstleistungsaufsicht (“BaFin”) and the Deutsche Bundesbank. In addition, the Firm has a regulated branch in Spain, which is regulated and authorized by the Comisión Nacional del Mercado de Valores (“CNMV”), and in France, which is authorized and regulated by the Autorité de Contrôle Prudentiel et de Régulation (“ACPR”).
Greenhill & Co. Sweden AB, our wholly-owned Swedish subsidiary with an office in Stockholm, provides financial advice to clients in Sweden and the wider Nordic region. It is currently unregulated.
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
Data Privacy
As part of our business we routinely receive sensitive and confidential information from our clients. We also collect personal information from our prospective and current employees, as permitted by employment laws and regulation. As a result, we are subject to the laws and regulations in relation to privacy of the U.S. federal and state governments, non-U.S. governments, their agencies and self-regulatory organizations, such as the U.K. and E.U.’s data privacy and security framework titled the General Data Protection Regulations (the “GDPR”), the California Consumer Privacy Act (“CCPA”) and the new California Privacy Rights Act ("CPRA").

For a discussion of risks related to the regulations to which we are subject, see “Item 1A. Risk Factors” in this annual report.
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

Item 1A.  Risk Factors

Risks Related to our Business and Operations
Our ability to retain our managing directors and other professionals is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left Greenhill in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director would have on our business. For example, in late 2020 a number of managing directors in our U.S. private capital advisory business departed the Firm to join a competitor. The departure or other loss of a number of our managing directors could materially adversely affect our ability to secure and successfully complete engagements, which could materially adversely affect our results of operations.
In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services, or some of our managing directors or other professionals could choose to follow the departing managing director in joining an existing competitor or forming a competing company. Although we have entered into non-competition agreements with our managing directors, the restriction period in a majority of the agreements does not exceed three to six months, and there is no guarantee that these agreements are sufficiently broad or effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld if we were to seek to enforce our rights under these agreements. Further, certain states and jurisdictions in which we operate have laws that limit the enforceability of non-compete agreements. If additional states and jurisdictions adopt similar regulation, it may further limit our ability to prevent our managing directors from joining our competitors.
Principally all of our revenues are derived from advisory fees, which results in volatility in our revenues and profits
We are entirely focused on the financial advisory business and we earn principally all of our revenues from advisory fees paid to us by each of our clients, in large part upon the successful completion of the client’s transaction, the timing of which is outside of our control. Unlike diversified investment banks, which generate revenues from commercial lending, securities trading and underwriting, or other advisory firms who also generate revenues from their asset management and other businesses, we only generate revenues from investment banking advisory fees. As a result, a decline in our advisory engagements, the number and scale of successfully completed client transactions or the market for advisory services generally would have a material adverse effect on our business and results of operations.
Our engagements are singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period and translates into potential volatility in our stock price
We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any future period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement and closing, the completion and timing of which are beyond our control. Extended regulatory and other delays in the closing of announced transactions can create increased volatility in our revenues from period to period, since the largest portion of our fees is typically paid upon closing. Further, a transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals and adverse market conditions. In cases where an engagement is terminated prior to the successful completion of a transaction or project, whether due to market reasons or otherwise, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.
Our business is also highly dependent on market conditions and the decisions and actions of our clients and interested third parties. For example, in our mergers and acquisitions business, a client could delay or terminate a transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents (for example, anti-trust approvals) or board or shareholder approvals, failure to secure necessary financing, or adverse market conditions. In our financing advisory and restructuring business, anticipated bidders for assets of a client in financial distress may not materialize or our clients may not be able to restructure their operations or indebtedness due to a failure to reach agreement with their principal creditors. In our private capital advisory business, our clients may not be able to raise new capital in primary transactions or sell their existing fund interests in secondary transactions because anticipated investors or buyers may decline to invest due to perceived or actual lack of liquidity, change in strategic direction of the investor, geo-political risks, or other factors beyond our control. In these circumstances, we may receive limited or no advisory fees and may not be able to recoup all of our expenses, despite having committed substantial time and resources to an engagement. In particular, cross-border deals may require numerous approvals in numerous jurisdictions, and the likelihood and timing of approvals may be difficult to predict.
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
A high percentage of our revenues is derived from a small number of clients, and the termination of any one engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 28% of our total revenues in 2021 and 43% in 2020. In 2021, no client represented greater than 10% of our revenues. In 2020, one client represented greater than 10% of our revenues. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. Our dependence on a relatively small number of transactions for a large percentage of our revenues in each quarterly or annual reporting period also impacts our earnings significantly in any particular quarter or year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions on which we are advising can be significant.
We generate a substantial portion of our revenues from our services in connection with mergers and acquisitions; in the event of a decline in merger and acquisition activity, it is unlikely we could offset lower revenues with revenues from other services
The large majority of our bankers are focused on covering clients in the context of providing merger and acquisition advisory services and those activities generate a substantial portion of our revenues. In the event of a decline in merger and acquisition activity, we may seek to generate greater business from our financing advisory and restructuring and/or private capital advisory services. However, it is unlikely that we will be able to completely offset lower revenues from our merger and acquisition activities with revenues generated from either financing advisory and restructuring or private capital advisory assignments. Both our financing advisory and restructuring businesses, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, and our private capital advisory business, which advises on primary and secondary transactions for alternative assets, are smaller than our mergers and acquisitions advisory business, and we expect that they will remain that way for the foreseeable future.

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
Our private capital advisory business is dependent on the availability of capital for deployment in the alternative asset classes in which our clients are invested
Our primary private capital advisory business provides clients with customized fundraising solutions, including single asset capital transactions, blind pool funds and co-investment syndications, and targeted investor outreach through our global team of senior distribution professionals. With respect to secondary capital activities we advise institutional investors and general partners of investment funds on the sale of alternative assets funds in secondary transactions and other restructuring and/or capital raising transactions. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity.

Our ability to assist fund managers and sponsors in raising capital from investors and to assist investors in selling their interests in secondary transactions depends on a number of factors, including many that are outside our control, such as the general economic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. To the extent private and public capital focused on alternative investment opportunities for our clients is limited, the results of our private capital advisory business may be adversely affected.
Our business may be adversely affected by difficult market conditions and adverse economic conditions which may cause a decline in transaction activity, the extent of which is not known, predictable or under our control
Adverse market or economic conditions caused by external factors may impact the number, size and timing of transactions on which we provide advice and therefore could adversely affect our advisory fees. For instance, we were impacted, particularly in 2020, by the significant disruption of global markets and economies caused by the COVID-19 global pandemic. Other business disruptions may be caused by geopolitical events, unanticipated economic events, health or climate change events. In addition, changes in policies, laws, regulation or technology may impact our clients or market opportunities in the future. Furthermore, rapid changes in equity valuations, the uncertainty of available credit or financing and the volatility of the debt and equity markets can also adversely affect the size, volume and timing of, as well as the ability of our clients to successfully complete M&A transactions, which can affect our advisory business. For example, when there is a disruption in the financial markets there may be an increase in the number of pending deals that are terminated prior to closing or where one party seeks not to close. In these cases, we may receive only a portion of our fee, or in some cases no fee, if the deals on which we advise are terminated or otherwise do not close.
While we operate in North America, Europe, Australia, and Asia, our operations in the United States and Europe have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in these locations.
We face strong competition from far larger firms and other independent firms, which could adversely affect our market share of the advisory business
The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors across the U.S. and internationally, including the quality of our advice and service, our range of sector expertise, strength of relationships, innovation, reputation and price. We are a relatively small investment bank, with 364 employees as of December 31, 2021 and total revenues of $317.5 million for the year ended December 31, 2021. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve clients’ needs, greater global reach and broader relationships with current and potential clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Further, we may experience pricing pressures in the future if some of our competitors seek to obtain market share by reducing prices.

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
Our future growth is dependent on both our ability to identify, attract and hire additional managing directors and other professionals and our ability to identify, acquire and successfully integrate complementary advisory businesses
The future growth of our business is dependent upon our ability to recruit new personnel, develop our existing and new personnel and expand through strategic investments or acquisitions. To successfully expand our workforce we must identify, attract and hire professionals, or teams of professionals, to join our Firm, who not only will be able to function as trusted advisors to our clients without the support of a large suite of products but also will be able to fit into our collegial culture. The recruitment, development and training of professionals requires large commitments of time and resources. It may take a substantial amount of time to determine whether new professionals will be effective and, during that time, we may incur significant expenses on compensation, integration and business development activities. Furthermore, there can be no certainty that our personnel will develop the skills necessary to advise our client base or that we will be able to retain those high achieving personnel.
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
If we are unable to successfully attract, recruit, retain and train new and existing professionals or make strategic investments and integrate the personnel into our business and retain them, our financial results could suffer.
Employee misconduct could harm Greenhill and is difficult to detect and deter
There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at Greenhill. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and material fines, or insider trading, which could lead to criminal charges. Our advisory business often requires that we deal with highly confidential information of great significance to our clients, the improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may harm our reputation and impair our ability to attract and retain advisory clients, which could adversely affect our business. We also face the risk that our employees engage in workplace misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent and detect misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business and/or reputation. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases.
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
We may face damage to our professional reputation and legal liability to our clients and affected third parties if our services are not regarded as satisfactory or if conflicts of interests should arise
As an independent investment banking firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Further, because we provide our services primarily in connection with significant or complex transactions, disputes or other matters that usually involve confidential and sensitive information or are adversarial, and because our work is the product of myriad judgments of our financial professionals and other staff operating under significant time and other pressures, we may not always perform to the standards expected by our clients. In addition, we may face reputational damage from, among other things, litigation against us, our failure to protect confidential information and/or breaches of our cybersecurity protections or other inappropriate disclosure of confidential information, including inadvertent disclosures, and social and environmental activism related to our relationships with clients in sensitive industries.
We may experience negative publicity from time to time relating to our business and our people, regardless of whether the allegations are valid. Our reputation and businesses may be adversely affected by negative publicity or information regarding our businesses and personnel, whether or not accurate or true, that may be posted on social media or other internet fora or published by news organizations. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity. Such negative publicity may adversely affect our business in a number of ways, including whether potential clients choose to engage us and our ability to attract and retain talent.
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
Our failure to prevent a cyber-security attack may disrupt our businesses, harm our reputation, result in losses or limit our growth
Our clients typically provide us with sensitive and confidential information, which in the course of due diligence may include data of customers of our clients, including personal information. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information. We rely heavily on our technological and communications infrastructure to securely process, transmit and store such information among our locations around the world and with our professional staff, clients, alliance partners and vendors. If any of our technology systems, or those of our third-party service providers (or providers to such third-party service providers) do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, regulatory intervention or reputational damage. Our information systems and technology may not continue to be able to accommodate our business needs and the cost of maintaining such systems may increase from its current level. Such a failure to implement new technology or appropriate levels of protection of our infrastructure, or an increase in costs related to such information systems, could have a material adverse effect on us.
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
We depend on our headquarters in New York City, where a large number of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including catastrophic weather events and natural disasters such as hurricanes, floods or other larger scale climate-related catastrophes, acts of terrorism, or a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The incidence and severity of catastrophes and other disasters are inherently unpredictable. Our disaster recovery programs, although reasonably planned, may not be sufficient to mitigate the harm that may result from such a disaster or disruption. Although we carry insurance to mitigate our exposure to certain catastrophic events, our insurance and other safeguards might only partially reimburse us for our losses, if at all, and will not cover related reputational harm.
As a result of the COVID-19 pandemic, the use of remote communication devices, applications, software and other forms of technology to facilitate "work from home" was accelerated. We expect that many of our employees will continue to rely heavily on technology to perform their jobs. As a result, we have increased operational risks arising from our reliance on remote communications, virtual meetings and other forms of technology. These risks include elevated cybersecurity risks, risks associated with the protection of Company and client confidential communications, and risk of reliance on certain technology we employ for virtual meetings or other remote communications systems.
Strategic investments and acquisitions, or foreign expansion, may result in additional risks and uncertainties in our business
To the extent that we pursue business opportunities in certain markets outside the United States, we will be subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible nationalization or expropriation, excessive taxation, licensing requirements and other restrictive governmental actions, as well as the outbreak of hostilities and pandemic diseases.
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
Risks Related to our Indebtedness and Financial Condition
We currently have a substantial amount of long-term debt that could adversely affect our business
At December 31, 2021, we had $271.9 million of outstanding debt under our term loan facility. During 2021, we made voluntary prepayments of our term loan facility which were applied against the quarterly installment payment amounts and the remaining balance of the term loan facility is due on April 12, 2024.
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
There is no assurance that our cash flow will be sufficient to allow us to make timely interest payments under the credit agreement or the payment due at maturity. If we are unable to fund our debt obligations, we may need to consider taking other actions, including refinancing the debt obligation with a new debt obligation, issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the debt agreement could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt could limit our business opportunities, which could in turn have a material impact on our operations and a material adverse effect on our share price.
Our borrowings bear interest at variable rates, subject to, at our election, either the U.S. Prime Rate plus a margin of 2.25% or LIBOR plus a margin of 3.25%. For the year ended December 31, 2021 we incurred interest expense of $12.1 million, and our borrowing rate ranged from 3.3% to 3.4%. We do not hedge our borrowing rate and consequently we are subject to unanticipated interest rate and currency exchange rate fluctuations. An increase in interest rates would increase the portion of our cash flow used to service our indebtedness and could have a material adverse effect on our liquidity and our ability to meet our obligations in a timely manner, which could have a material adverse effect on our stock price.
The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but currently expect that when we do the TLB will likely be converted to a SOFR term rate based facility. There can be no assurance the LIBOR phase out will not increase our cost of capital.

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
Risks Related to Our Capital Structure and Common Stock
Our decision to return cash to our shareholders through repurchases of our common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders

In 2021, we repurchased $45.1 million of our stock, or 2.9 million shares and share equivalents for $45.1 million at an average price of $15.80 per share. In January 2022 we repurchased an additional 263,571 shares for $4.8 million at an average price of $18.23 per share. For the year ahead, through January of 2023, our Board has approved share repurchase authority, for shares and share equivalents, of $70 million.

We may repurchase our common stock through various means, such as open market purchases (including pursuant to 10b5-1 plans) and privately negotiated transactions. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period through January 2023 or the amount authorized in any future period. Our ability to repurchase shares for 2022 and future years is also limited by covenants in our credit agreement and Section 160 of the Delaware General Corporation Law that requires repurchases only be made out of surplus (as defined under Delaware law).
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

Our executive officers, directors, founder and other employees, together with their affiliated entities, hold a significant percentage of our common stock, and their interests may differ from those of our unaffiliated shareholders
Our executive officers, directors, founder and other employees and their affiliated entities collectively owned approximately 32% of the total shares of common stock outstanding as of February 15, 2022 (or approximately 52%, assuming vesting in full on February 15, 2022 of all restricted stock units they hold).
As a result of these shareholdings, our executive officers, directors, founder and employees, together with their affiliated entities, currently are able to exercise, and may increasingly be able to exercise, significant influence over the election of our Board of Directors, the management and policies of Greenhill and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, and their interests may differ from those of our unaffiliated shareholders. In addition, this concentration of ownership could have the effect of delaying, preventing or defeating a third party from acquiring control over or merging with us.
In addition, sales of substantial amounts of common stock by our executive officers, directors, founder, and other employees, or their affiliated entities, or the possibility of such sales, may adversely affect the price of the common stock and impede our ability to raise capital through the issuance of equity securities. Though such persons are subject to certain restrictions on sales of our common stock by applicable securities laws and our internal policies and procedures, they may nonetheless sell a substantial number of shares over time during open trading windows.
A significant portion of the compensation of our managing directors is paid in restricted stock units, and the shares we expect to issue on the vesting of those restricted stock units could result in a significant increase in the number of shares of common stock outstanding and if sold at vesting could cause the market price of our common stock to decline.

As part of annual bonus and incentive compensation, we award restricted stock units to managing directors and other employees. Generally, restricted stock units vest annually in the first and second quarter of each year. We also award restricted stock units as a long-term incentive to new hires at the time they join Greenhill. In February 2022, 1,274,458 restricted stock units vested related to awards granted in prior years and net of the units that we settled for withholding taxes, 693,447 common shares were delivered to our managing directors and other employees. To the extent that there are substantial sales of our common stock by our managing directors and other employees in the days and weeks after the vesting of our restricted stock units, or the perception that such sales might occur, the market price of our common stock could decline.
At February 15, 2022, 7,547,174, restricted stock units were outstanding. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest ratably over a three to five-year period, with the first vesting on the first anniversary of the grant date, or do not vest until the fourth or fifth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Vesting of restricted stock units will be accelerated and immediately vested upon a participant’s death, disability or retirement, as defined in the relevant agreements. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 15, 2022 are scheduled to be issued as follows: 1,493,612 additional shares in 2022, 2,181,034 shares in 2023, 1,490,347 shares in 2024, 1,525,764 shares in 2025, 529,341 shares in 2026, and 327,076 shares in 2027.
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
We could change our existing dividend policy in the future, which could adversely affect our stock price
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. Since we announced the recapitalization in 2017, we have made quarterly dividend payments of $0.05 per share. In February 2022, our Board of Directors increased our dividend to $0.10 per share to be paid on March 16, 2022 to common stockholders of record on March 2, 2022. We intend to continue to pay quarterly dividends, subject to capital availability, cash flows and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, contractual restrictions and other factors as the Board of Directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to further reduce or even suspend dividend payments in the future. As a Delaware corporation, we are required to meet certain surplus thresholds for our Board of Directors to declare a dividend in accordance with the Delaware General Corporation Law. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price.
Risks Related to Legal or Regulatory Environment
We are subject to extensive regulation in the financial services industry, which creates risk of non-compliance that could adversely affect our business and reputation
As a participant in the financial services industry, we are subject to extensive regulation in the United States, Europe, Australia and Asia. Many of the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations may serve to limit our activities, including through net capital requirements, customer protection and market conduct requirements. For example, in 2021 our UK and European businesses were required to implement the new UK and European investment firm prudential regulations, respectively; one of the principal impacts as a result of these new regulatory capital requirements is the significant increase in the amount of regulatory capital that needs to be held by our UK and European legal entities.
Regulatory and self-regulatory agencies, as well as securities commissions, in various jurisdictions in which we do business are empowered to conduct periodic examinations and administrative proceedings that can result in censure, fine, issuance of cease-and-desist orders, suspension of personnel or other sanctions, including revocation of our license or registration or the registration of any of our regulated subsidiaries. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
If the existing regulations under which we operate are modified or interpreted differently, or new regulations are issued and we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance could significantly increase. For example, as noted above, in 2021 the new UK and European investment firm prudential regulations, not only increased the level of regulatory capital required, the new rules also resulted in an increase in the regulatory and risk assessment documentation requirements, increased our supervisory responsibilities and increased our external audit requirements.
Compliance with any new laws or regulations could also make our compliance efforts more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability, such as the laws and regulations related to privacy and data collection. For example, in May 2018, the European Union’s GDPR came into effect, and changed how businesses can collect, use and process the personal data of European Union residents. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs, and impair our reputation.
Legal restrictions on our clients may reduce the demand for our services
New laws or regulations, or changes in enforcement of existing laws or regulations, applicable to our clients may also adversely affect our businesses. For example, changes in antitrust enforcement or increase in anti-trust regulation could affect the level of mergers and acquisitions activity, and changes in regulation could restrict the activities of our clients and their need for the types of advisory services that we provide to them.
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
Uncertainty regarding the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business
We have a presence in certain European Union countries, including the U.K. On January 31, 2020, the U.K. withdrew from the European Union, commonly referred to as "Brexit". While a trade deal was agreed there remains uncertainty with regards to the nature of the long-term relationship between the European Union and the U.K. Such uncertainty could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, and introduce significant legal uncertainty and potentially divergent national laws and regulations.
Notwithstanding the agreement reached, conditions arising from Brexit could adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise, and further, likely increasing our legal, compliance and operational costs.
The Unknown Future Impact of the COVID-19 Pandemic
The COVID-19 pandemic may exacerbate many of the risks described above
It is uncertain how long and the extent to which our business may be impacted by COVID-19 and the associated economic uncertainty and market volatility caused by inflationary and supply chain dynamics, among others. During periods of unfavorable market or economic conditions it is expected that the volume of global M&A transactions will be volatile and the timing of transaction closings may be extended.
The extent to which the COVID-19 pandemic and the related global economic uncertainty further adversely affects our business, results of operations and liquidity and financial condition, will depend on future developments that are both unknown and beyond our control. These developments include the duration, spread and evolution of the pandemic and any recovery period; the distribution, public acceptance and widespread use and effectiveness of vaccines against COVID-19 strains and variants; the actions taken to contain the spread of the disease or mitigate its impact; and future actions taken by governmental authorities, central banks and other third parties in response to the pandemic or to disruptions to the financial markets as a result of the prolonged recovery from the pandemic. We continue to monitor this dynamic situation, including guidance and regulations issued by U.S. and other governmental authorities.
Finally, if the health and welfare of client-facing professionals or executive officers providing critical corporate functions deteriorates, or the number of employees ill with COVID-19 becomes significant, our ability to win business, provide client services and manage operations could be materially adversely affected on a temporary basis.

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
•the impact of the COVID-19 pandemic on our business, operations and cash flow;
•our decision to repurchase shares of our common stock and any impacts on our capital structure and public float; and
•fluctuations in our stock price due to market conditions or other factors.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
In 2021, our executive officers were Scott L. Bok (Chief Executive Officer), Kevin M. Costantino (President), David A. Wyles (President), Harold J. Rodriguez, Jr. (Chief Financial Officer, Chief Operating Officer and Treasurer) and Gitanjali Pinto Faleiro (General Counsel and Chief Compliance Officer). Set forth below is a brief biography of each executive officer.
Scott L. Bok, 62, has served as Chief Executive Officer since April 2010, served as Co-Chief Executive Officer between October 2007 and April 2010, and served as our U.S. President between January 2004 and October 2007. He has also served as a member of our Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok also served as a member of the Board of Directors of Iridium Communications Inc., from 2009 to 2013.
Kevin M. Costantino, 45, has served as President since 2015, and also is a member of our Management Committee and serves as Co-Head of U.S. M&A. Prior to his appointment as President, Mr. Costantino served as Co-Head of our Australian business. Mr. Costantino joined Greenhill’s New York office in 2005, to which he relocated in July 2015 after a second stay in our Sydney office. He also spent time in our Chicago office following its 2009 opening, and was involved in our expansion to Brazil two years ago. Before joining Greenhill, Mr. Costantino was a mergers and acquisitions lawyer with Wachtell, Lipton, Rosen & Katz in New York.
David A. Wyles, 53, has served as President since 2015, and also is a member of our Management Committee. Prior to his appointment as President, Mr. Wyles served as Co-Head of our European business. Mr. Wyles joined Greenhill in 1998 as part of the original team from Baring Brothers that founded our London office, and was involved in the opening of our Frankfurt office two years later. He is one of the leading M&A advisors in the UK market, and has also led numerous major transaction assignments in Continental Europe and globally, including most of our assignments involving China.
Harold J. Rodriguez, Jr., 66, has served as our Chief Financial Officer since August 2016, as Chief Operating Officer since January 2012, as Chief Administrative Officer from March 2008 until January 2012 and as Managing Director — Finance, Regulation and Operations from January 2004 to March 2008. Mr. Rodriguez also serves as our Chief Compliance Officer and Treasurer and is a member of our Management Committee. Mr. Rodriguez is the Chief Financial Officer of Greenhill’s operating subsidiaries and from November 2000 through December 2003 was Chief Financial Officer of Greenhill. Mr. Rodriguez has served as the Chief Financial Officer of Greenhill Capital Partners LLC since he joined Greenhill in June 2000. Prior to joining Greenhill, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
Gitanjali Pinto Faleiro, 44, was appointed as an executive officer on January 30, 2020 by the Board. Ms. Faleiro joined the Firm in September 2019 and serves as Greenhill's General Counsel, Chief Compliance Officer and Corporate Secretary. She is also a member of our Management Committee. Prior to joining Greenhill, Ms. Faleiro was a Vice President and Associate General Counsel in the legal department at Goldman Sachs where she advised the Securities Division and Investment Banking Division on transactional, legal, regulatory and reputational matters in relation to the Volcker Rule and other broker-dealer regulations. Ms. Faleiro also served as secretary to certain firm-wide and division-wide committees. From 2006 to 2012, Ms. Faleiro was a trainee solicitor and then Solicitor (England & Wales) at Linklaters, LLP in London, from 2012 to 2015, Ms. Faleiro was an attorney at Latham & Watkins, LLP in New York, and from 2000 to 2004, Ms. Faleiro was an analyst and then associate in the Securities Division at Goldman Sachs in New York.
Our Board of Directors currently has five members, one of whom is an employee (Scott L. Bok) and four of whom are independent (Ulrika Ekman, Kevin Ferro, Meryl D. Hartzband, and John D. Liu). A brief biography of each is set forth below.
Ulrika M. Ekman, 59, has served on our Board of Directors since August 2021. Ms. Ekman serves as a managing member of Riga Property LLC, a private investment firm in the agricultural sector. Ms. Ekman is also a director and an active volunteer in a number of not-for-profit organizations, with a particular focus on youth, education and women’s issues. From 2004 to 2012, Ms. Ekman served as Greenhill & Co.'s General Counsel and as Co-Head of North American M&A, as well as on the Management Committee. Prior to joining Greenhill, Ms. Ekman was a partner in the M&A group of Davis Polk LLP, where she represented clients in complex domestic and cross-border transactions across a broad range of industries.
Kevin T. Ferro, 51, has served on our Board of Directors since April 2021. Mr. Ferro is the founder of Ferro Holdings LLC, a Florida based family-owned holding company that was formed in 2019. Prior to forming Ferro Holdings, Mr. Ferro built and managed Vatera Holdings LLC, an investment advisor with a range of capabilities across traditional and alternative asset classes, for which he served as Chief Executive Officer and Chief Investment Officer from 2006 until its sale in 2018. Prior to Vatera, Mr. Ferro founded and served as the Chief Executive Officer and Chief Investment Officer of Ferro Capital LLC, an alternative investments firm with offices in New York and Frankfurt that managed portfolios for clients in the U.S. and Europe. Mr. Ferro’s experience also includes posts as Global Head of Alternative Investment Strategies for Commerzbank, where he managed alternative investment portfolios for the bank and its clients, and as Vice President at the D. E. Shaw Group working out of its New York City, London and Tokyo offices.
Meryl D. Hartzband, 67, has served on our Board of Directors since July 2018. Ms. Hartzband currently serves on the Board of Directors of Everest Re Group, Ltd., a publicly-traded insurance and reinsurance company listed on NYSE, the Board of Directors of Conning Holdings Limited, a leading global investment management firm, and the board of Octagon Credit Investors, LLC, a subsidiary of Conning Holdings Limited. Past directorships include The Navigators Group, Inc., ACE Limited, Travelers Property Casualty Corp., AXIS Capital Holdings Limited, Alterra Capital Holdings Limited, and numerous portfolio companies of the Trident Funds. She was a founding partner of Stone Point Capital, a private equity firm that focuses on investing in the global financial services industry. From 1999 to 2015, she served as the firm’s Chief Investment Officer and as a member of the Investment Committees of the Trident Funds. Prior to that, she was a Managing Director at J.P. Morgan Chase & Co., where, during a 16-year career, she specialized in managing private equity investments in the financial services industry.
John D. Liu, 53, has served on our Board of Directors since June 2017. Since March 2008, Mr. Liu has been the chief executive officer of Essex Equity Management, a financial services company, and managing partner of Richmond Hill Investments, an investment management firm. Prior to that time, Mr. Liu was employed for 12 years by Greenhill until March 2008 in positions of increasing responsibility, including as Chief Financial Officer from January 2004 to March 2008 and as co-head of U.S. Mergers and Acquisitions from January 2007 to March 2008. Earlier in his career, Mr. Liu worked at Wolfensohn & Co. and was an analyst at Donaldson, Lufkin & Jenrette. Mr. Liu also serves as a member of the Board of Directors of Whirlpool Corporation.

PART II

Item 5.  Market for Registrant’s Common Stockholders’ Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The New York Stock Exchange is the principal market on which our common stock (ticker: GHL) is traded.

As of February 15, 2022, there were 4 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.

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
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

200
160
120
80
40
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
GHL
S&P 500
S&P 500 Financial Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2016
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2021

Share Repurchases in the Fourth Quarter of 2021

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 – October 31	194,006	$15.80	194,006	$13,563,241
November 1 – November 30	206,454	$17.99	206,454	$9,375,869
December 1 – December 31	250,345	$17.96	250,345	$4,878,911
Total	650,805		650,805	$4,878,911

_____________________________________________
(1)Excludes 27,046 common stock equivalents (e.g., vesting restricted stock units) that we are deemed to have repurchased in the fourth quarter of 2021 at an average price of $17.49 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the fiscal year 2021, the table excludes 814,020 common stock equivalents we are deemed to have repurchased at an average price of $15.16 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)For the 12 month period ending January 31, 2022, the Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of $50.0 million. In February 2022, the Board of Directors authorized $70.0 million in purchases of shares and share equivalents (via tax withholding on vesting of restricted stock units) through January 2023.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Greenhill & Co., Inc.’s Consolidated Financial Statements and the related notes included in this Annual Report on Form 10‑K.
Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, private equity sponsors, institutional investors, family offices, and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Canada, France, Germany, Hong Kong, Japan, Singapore, Spain, Sweden and the United Kingdom.
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
Over our 26 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Spain, Singapore and France.
During 2021, we recruited 11 additional client facing managing directors. With these recruits we have expanded our global M&A regional experience in Australia, Germany and Latin America and sector expertise in telecom and communications, infrastructure, media and software. Additionally, we rebuilt our private capital advisory team and, as part of that, we have taken steps to build a primary fund raising business. It is our objective to achieve increased productivity by focusing on larger assignments, expanding our client base to financial sponsors and broadening our service offering to including more financial advisory roles. We had 72 client facing managing directors as of December 31, 2021.
Business Environment and Outlook
Economic and global financial conditions can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of some of the factors that can affect our performance.
The volume of announced and completed M&A transactions globally in 2021 increased substantially from the levels in 2020, which had shrunk from previous levels due to the impact of the COVID pandemic. While we had a record level of new client assignments and a record number of deal announcements and clients from whom we earned a fee of $1 million or greater during the year, our revenue result was constrained by the fact that we had fewer large transaction fees than has been the case for us historically or we expect will be the case in future years. The level of M&A dialogues continues to remain strong across most industries and geographies among our client base, including financial sponsors where we continue to expand our business.
Bankruptcy related restructuring activity slowed considerably in 2021 from elevated 2020 levels, mainly driven by a global economic recovery and fiscal and monetary stimulus that continues to drive strong capital markets activities. While there were fewer restructuring opportunities in 2021, we made progress in our initiative to win and execute more financing advisory assignments. We expect over the longer term the pace of restructuring activity will increase due to the level of corporate debt issued over the past two years and the ongoing reduction in monetary and fiscal stimulus relative to the COVID pandemic period.
For our private capital advisory business, our focus in 2021 was rebuilding our team and we had a modest decline in revenues. By year end we had a fully functioning, global team capable of raising private equity, infrastructure, credit and other types of funds and a growing backlog of capital raising assignments.
While the global economy significantly improved in 2021, it remains difficult to predict the future impact that COVID-19 and other economic and geopolitical events may have on the global business environment.

Key Financial Measures
Revenues
We are solely an advisory firm and our revenues are derived from both corporate advisory services related to M&A, financings and restructurings and private capital advisory services related to sales or capital raises pertaining to alternative assets. Revenues from corporate advisory are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success-based strategic advisory, financing advisory and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, we generate private capital advisory revenues from services related to sales of alternative assets in the secondary market and capital raises where we act as private placement agents.
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
Employee Compensation and Benefits Expenses. The largest component of our operating expenses is employee compensation and benefits expenses, which we determine annually based on a percentage of revenues. The actual percentage of revenues, which we refer to as our compensation ratio, is determined by management in consultation with the Compensation Committee at each year end and is based on factors such as the relative level of revenues, anticipated compensation requirements to retain and reward our employees, the cost to recruit and exit employees, the charge for amortization of restricted stock and deferred cash compensation awards and related forfeitures, among others.
Our compensation and benefits expenses principally consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts that may be subject to clawback, and amortization of long-term incentive compensation awards of restricted stock units and deferred cash compensation. Base salary and benefits are paid ratably throughout the year. Annual cash bonuses, which are accrued throughout the year, are dependent upon a number of factors, including our financial performance, and are generally paid in the first quarter in respect of the preceding year. Awards of restricted stock units and deferred cash compensation are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally three to five years for the majority of the awards. We estimate forfeitures as part of our amortized deferred compensation cost based on an estimated rate of forfeitures which we periodically adjust to the actual rate of forfeited awards. As we expense the restricted stock awards, the portion of the restricted stock units amortized is recorded within stockholders’ equity in the consolidated statements of changes in stockholders' equity. The expense associated with our annual and long-term incentive compensation can have a significant impact on compensation expense and may vary from year to year.
Non-Compensation Expenses. Our non-compensation operating expenses such as occupancy, depreciation, and information services are relatively fixed year to year although they may vary depending upon changes in headcount, geographic locations and other factors. Other expenses such as travel, professional fees and other operating expenses vary dependent on the level of business development, recruitment, foreign currency movements and the amount of reimbursable client expenses, which are reported in full in both our revenues and our operating expenses. It is management's objective to maintain consistent comparable non-compensation costs year over year for each jurisdiction in which we operate. We monitor costs based on actual costs incurred in prior periods and on headcount and seek to gain operating efficiencies when possible.

Interest Expense
Interest expense consists of the weighted average borrowing costs of the secured term loan facility and amortization of original issue discount and deferred financing costs. As part of our 2017 recapitalization plan we substantially increased our leverage and interest expense through the borrowing under a secured term loan facility, which currently bears interest at LIBOR plus 3.25% and is not subject to a LIBOR floor.
Provision for Income Taxes
We are subject to federal, state and local corporate income taxes in the United States. In addition, our non-U.S. subsidiaries are subject to income taxes in their local jurisdictions.
Our effective tax rate is principally comprised of our U.S. federal income tax rate, which is currently 21%, plus the incremental tax rate incurred for foreign, state and local taxes. While state and local taxes generally increase our effective tax rate nominally, foreign taxes can more substantially increase or decrease our effective tax rate depending on the amount of earnings we generate in each jurisdiction. We have historically generated substantial earnings in low tax jurisdictions such as the United Kingdom, and we have historically generated a smaller portion of our annual earnings in high tax jurisdictions such as Australia, Germany and Japan.
Results of Operations
The results of operations below focuses on the results of 2021 versus 2020. For a discussion of 2020 versus 2019, please refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2020.
The following table sets forth information relating to our operating performance metrics.

	For the Years Ended December 31,
	2021	2020	2019
	(in millions, except employee data)
Revenues	$317.5	$311.7	$301.0
Employee compensation and benefits expenses	190.5	194.1	178.9
% of revenues	60%	62%	59%
Non-compensation operating expenses	55.7	62.3	76.2
% of revenues	18%	20%	25%
Total operating expenses	246.3	256.4	255.2
% of revenues	78%	82%	85%
Total operating income	71.3	55.2	45.8
Operating profit margin	22%	18%	15%
Number of employees at year end	364	358	405
% increase (decrease) in employee count	2%	(12)%	11%
Revenues
The following table sets forth data relating to the Firm’s sources of revenues by client location.

	For the Years Ended December 31,
	2021	2020	2019
North America	64%	61%	71%
Europe	19%	35%	15%
Rest of World	17%	4%	14%

2021 versus 2020. For the year ended December 31, 2021, revenues were $317.5 million compared to $311.7 million in 2020, an increase of $5.8 million, or 2%. The increase in our 2021 revenues, as compared to 2020, resulted from increase in both merger and acquisition transaction completion fees and financing advisory fees, offset by a reduction in European merger and acquisition, restructuring advisory and retainer fees.

By geographic region in 2021, North America, where we generated 64% of our revenues, remained our largest contributor. Revenue from our North American clients increased year over year on an absolute dollar basis and increased as a percentage of total revenues as a result of weaker performance in Europe in 2021 as compared to 2020. In Europe, we derived 19% of our revenues in Europe in 2021, and our absolute revenues declined by nearly half from 2020. We generated 17% of our revenues from clients located in the rest of the world, reflecting increases in both the percentage and absolute dollar amount of total revenue, primarily driven by a strong year in Australia.
Operating Expenses
For the year ended December 31, 2021, total operating expenses were $246.3 million compared to $256.4 million in 2020. The decrease of $10.1 million resulted from both lower compensation and benefits expenses and non-compensation expenses, each as described in more detail below. Our operating profit margin was 22% for 2021 as compared to 18% in 2020.
Compensation and Benefits Expenses
2021 versus 2020. For the year ended December 31, 2021, our employee compensation and benefits expenses were $190.5 million, which reflected a 60% ratio of compensation to revenues. This amount compared to $194.1 million for 2020, which reflected a 62% ratio of compensation to revenues. The modest decrease in expense of $3.6 million, or 2%, principally related to slightly lower base compensation expense and amortization of incentive compensation, partially offset by an increase in accrued year-end bonuses payable in line with higher annual revenues. The ratio of compensation to revenues for 2021 decreased slightly as compared to 2020 as we sought to bring our compensation ratio closer to our target range.
Non-Compensation Operating Expenses
In January 2021, we completed our relocation to our new headquarters in New York, which provided us with higher quality, more efficient, yet lower cost space. During the build out period in 2020, we incurred rental expense on both our former space and our new space, which increased our aggregate occupancy costs. Beginning in the second quarter of 2022, we will begin construction on new space in London. Similar to our New York relocation, during the construction period, which we estimate to be 6-8 months, we will incur rental expense on both our existing space and new space.
During both 2021 and 2020, our travel expenditures were much lower than the amount we incurred annually prior to the travel restrictions imposed as a result of the COVID-19 pandemic. While our travel and entertainment activity increased during the second half of 2021 as some of the COVID-19 restrictions eased, our spend rate was much less than pre-COVID-19 levels. Over the longer term we expect an increase in our aggregate travel spend but at a reduction from pre-COVID-19 levels and with a higher rate of recovery through reimbursed client expenses.
2021 versus 2020. For the year ended December 31, 2021, our non-compensation operating expenses of $55.7 million compared to $62.3 million in 2020, representing a decrease of $6.6 million, or 11%. The decrease in non-compensation expenses principally resulted from the elimination of the double rent charge in New York as discussed above, lower professional fees and reduced market data costs, partially offset by the absence of a foreign exchange gain, which we benefited from in 2020, and higher deprecation related to our new headquarters space. Non-compensation operating expenses as a percentage of revenues for 2021 decreased to 18% as compared to 20% in 2020 as a result of spreading lower non-compensation operating costs over slightly higher revenues.
Interest Expense
2021 versus 2020. For the year ended December 31, 2021, we incurred interest expense of $12.1 million as compared to $15.5 million in 2020. The decrease in interest expense of $3.4 million during 2021 related to both lower market borrowing rates and lower borrowings outstanding.
In July 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking SOFR term rate. We expect to convert to a SOFR term rate based facility by mid 2023. However, there can be no assurance the LIBOR phase out will not increase our cost of capital, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
Provision for Income Taxes
2021 versus 2020. For the year ended December 31, 2021, the provision for income taxes was $16.8 million, reflecting an effective rate of 28%, as compared to a provision for income taxes for the year ended December 31, 2020 of $8.4 million, reflecting an effective rate of 21%. The higher effective rate for the full year 2021 principally resulted from both an increase in the proportion of our earnings generated from Australia, which has a higher tax rate than the U.S., and charges related to the vesting of restricted stock unit awards vesting at a value less than the grant price. Our effective tax rate for 2020 benefited from the generation of a substantial portion of our earnings from the U.K and benefits of the CARES Act, which among other things increased interest deductibility and extended net operating loss carrybacks, partially offset by charges related to the vesting of restricted stock unit awards vesting at a value less than the grant price.
Our effective rate is impacted positively or negatively upon the vesting of restricted stock awards by a charge or benefit for the tax effect of the difference between the grant price value and market price value at vesting of the awards. In 2021 and 2020, the average grant price of the awards vesting during each respective year exceeded the market price of our shares at vesting and we incurred income tax charges of $0.8 million and $3.3 million for the years ended December 31, 2021 and 2020, respectively. Looking forward, during the first quarter of 2022, the market value of awards vesting exceeded the average grant price and we recognized an income tax benefit of approximately $1.1 million. We are not able to predict our future share price, as a consequence, we are not able to estimate the impact that this benefit or charge will have on our provision for income taxes in future periods.
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
Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under our credit facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At December 31, 2021, we had cash and cash equivalents of $134.6 million.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2021, we had fees receivable of $51.5 million, including long-term receivables related to our primary capital advisory engagements of $1.5 million.
In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019, we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a $375.0 million five-year term loan B facility (“TLB”).
Borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Our borrowing rates in 2021 ranged from 3.3% to 3.4%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking SOFR term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but currently expect that when we do the TLB will likely be converted to a SOFR term rate based facility. There can be no assurance the LIBOR phase out will not increase our cost of capital.
The TLB requires quarterly principal amortization payments of $4.7 million from September 30, 2019 through March 31, 2024, with the remaining balance due at maturity on April 12, 2024. The TLB permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. In 2021, we made advance payments of $55.0 million on the TLB. As a result of these and other payments made in prior years, we have repaid all required quarterly amortization payments due in advance of maturity and the remaining outstanding principal balance of $271.9 million is due at maturity. Subject to the terms of the credit agreement, we may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
Future voluntary repayments on the TLB will be applied without penalty or premium. Based on the current outstanding balance of the TLB we have temporarily paused further principal repayments to maintain an appropriate level of trading liquidity in the loan facility in the event we elect to refinance in advance of maturity. We would consider refinancing, modifying or amending the TLB if market conditions were favorable and permitted us to improve some or all of terms, including an extension of the term, a reduction of the borrowing rate, the modification of the restricted payment covenants and other actions to increase our flexibility with respect to our uses of free cash flow. We would consider making further repayments prior to maturity if interest rates increased meaningfully or we otherwise considered it a prudent use of our capital.
The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At December 31, 2021, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
Since we announced our recapitalization in 2017, we have used the majority of the TLB borrowing proceeds along with a portion of our excess cash flow over the past several years to repurchase shares of our common stock through open market purchases (including pursuant to 10b5-1 plans) and tender offers. During 2021, we repurchased in the open market 2,041,179 shares of our common stock for $32.8 million and we are deemed to have repurchased 814,020 shares of common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities for $12.3 million. In aggregate during 2021, we repurchased 2,855,199 shares and share equivalents for $45.1 million at an average price of $15.80 per share. In addition, after year end through January 31, 2022, we repurchased 263,571 shares of common stock for $4.8 million at an average price of $18.23 per share.
For the period beginning February 1, 2022 through January 31, 2023, our Board of Directors has authorized $70.0 million in purchases of common shares and share equivalents (via tax withholding on vesting of restricted stock units). There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period ending January 31, 2023 or the amount authorized in any future period. Since our Board authorization in 2022 (as of February 15, 2022), we have repurchased 178,103 shares of our common stock for $3.4 million and we are deemed to have repurchased 581,011 shares of common stock equivalents in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of restricted stock units that vested for $10.9 million and had $55.7 million remaining and authorized for repurchase through January 2023.
Since 2017, we have made quarterly dividend payments of $0.05 per share. In February 2022, the Board of Directors increased our quarterly dividend payment to $0.10 per share beginning with the dividend payable March 16, 2022.

Future authorizations to repurchase our common stock and to pay dividends on our common stock are at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, legal and contractual restrictions and other factors as the Board of Directors may deem relevant. Further, under our credit agreement, we are restricted in the amount of cash we may use to repurchase our common stock and common stock equivalents and/or to make dividend distributions. Going forward, we intend to take a balanced approach to our use of available cash, allocating funds for a combination of deleveraging, share repurchases and dividends depending on such factors as our financial position, capital requirements, results of operations and outlook, as well as any legal, tax, regulatory or contractual constraints and any other factors deemed relevant.
As part of our long-term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at February 15, 2022, which takes into account both the early February 2022 vesting of annual awards and the grant of new awards made in 2022 as part of our compensation payable in respect of 2021, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $64.7 million (as calculated based upon the closing share price as of February 15, 2022 of $19.05 per share and assuming a withholding tax rate of 45% consistent with our recent experience) over the next five years, of which an additional $12.8 million will be payable later in 2022, $18.7 million will be payable in 2023, $12.8 million will be payable in 2024, $13.1 million will be payable in 2025, $4.5 million will be payable in 2026, and $2.8 million will be payable in 2027. In addition, we expect to make additional restricted stock unit awards related to 2021 in late March 2022 and the estimated repurchase amount for 2023 and beyond will increase. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may also award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to four year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at February 15, 2022, which takes into account both the February 2022 vesting of annual awards and the grant of new awards made as part of our 2021 compensation, we estimate payments of $42.1 million over the next four years, of which $1.1 million remains payable in 2022, $12.8 million will be payable in 2023, $11.5 million will be payable in 2024, $10.2 million will be payable in 2025, and $6.5 million will be payable in 2026. We will realize a corporate income tax deduction at the time of payment.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. From time to time we incur leasehold improvements related to the build out of new space. In 2020, we relocated our headquarters office to new office space in New York City and incurred build out costs, net of the tenant improvement allowance, of approximately $10.0 million. In 2022, we expect to incur leasehold costs of approximately $8.0 million, excluding the benefit of lease incentives, related to the relocation of our London office. There are no other large leasehold improvement expenditures planned in the near-term.
Under the U.S. federal tax law, we can repatriate foreign cash with minimal or no incremental U.S. tax burden. Subject to any limitations imposed by the Treasury Department and any future changes made to current tax law, we intend to repatriate our foreign cash dependent upon our needs for cash in the U.S. The amount of foreign cash we repatriate is subject to our estimated foreign operating and regulatory needs as well as our global cash management needs. Based on recent regulatory pronouncements in the U.K. and Europe our regulatory capital amounts are expected to modestly increase over the few years.
While we believe that the cash generated from operations during the next twelve months and over the longer term will be sufficient to meet our expected operating needs, which include, among other things, our tax obligations, interest and principal payments on our loan facilities, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. However, there is no assurance that our cash flow will be sufficient to allow us to meet our operating obligations and make timely principal and interest payments under the credit agreement. If we are unable to fund our operating and debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the credit agreement could result in a default. A default of our credit agreement would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Cash Flows
2021.  Cash and cash equivalents increased by $21.9 million from December 31, 2020, net of a decrease of $0.7 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $130.7 million from operating activities, which consisted of $92.1 million from operating earnings after giving effect to the non-cash items, $2.2 million of tenant incentives reimbursement received from a landlord, and a net decrease in working capital of $36.4 million, principally from the collection of fees receivables. We used $3.5 million for investing activities to fund leasehold improvements and equipment purchases. We used $104.5 million in financing activities, including $55.0 million for the repayments of term loans, $32.8 million for market purchases of our common stock, $12.3 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $4.4 million for the payment of dividends.
2020.  Cash and cash equivalents decreased by $1.3 million from December 31, 2019, including a decrease of $1.0 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $84.0 million from operating activities, which consisted of $68.3 million from net income after giving effect to the non-cash items, $9.7 million of tenant incentives reimbursement received from a landlord, and a net decrease in working capital of $6.1 million, principally due to increases in accounts payable and accrued expenses and compensation payable. We used $18.1 million for investing activities, principally to fund leasehold improvements and equipment purchases. We used $66.1 million for financing activities, including $38.8 million for the repayment of term loans, $8.4 million for market purchases of our common stock, $14.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $4.1 million for the payment of dividends.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2021:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in millions)
Operating lease obligations	$147.9	$13.6	$22.7	$23.4	$88.1
Secured term loan	271.9	—	271.9	—	—
Total	$419.7	$13.6	$294.6	$23.4	$88.1
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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the year ended December 31, 2021, as compared to 2020, the average value of the U.S. dollar weakened relative to the pound sterling, euro and Australian dollar. In aggregate, there was a minimal impact on our revenues in 2021 as compared to 2020 as a result of the timing of recognition of foreign revenues. Even if the currency rates had changed more materially, the impact would not have been significant to our foreign operations because our operating costs in foreign jurisdictions are denominated in local currency, and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2021, we had $271.9 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of December 31, 2021, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $2.7 million.
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

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on April 27, 2022, and is incorporated herein by reference. Information regarding our executive officers is included on pages 20 and 21 of this Annual Report on Form 10-K under the caption “Executive Officers and Directors.”
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

Item 11.  Executive Compensation
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on April 27, 2022, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on April 27, 2022, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on April 27, 2022, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on April 27, 2022, and is incorporated herein by reference.

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
As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Advisory Revenues
Description of the Matter
At December 31, 2021, the aggregate advisory fee revenue was $317.5 million. As explained in Note 2 to the consolidated financial statements, the Company earns its revenue by providing services under contracts with its clients in one primary revenue stream: advisory fee revenues for mergers and acquisitions engagements, financing advisory and restructuring engagements, and private capital advisory.
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
To test the recognition of advisory fee revenue, our audit procedures included, among others, evaluating the measures used by management in identifying performance obligations and allocating the engagement fee. We compared the revenue recognized by management to executed engagement letters and other external documentation. For example, we evaluated management’s methodology for assessing performance obligations and the application of that methodology across a variety of different revenue arrangements. As part of this assessment, we compared the types of advisory fees recognized against the accounting treatment applied, overtime versus point in time. We also tested the completeness and accuracy of the revenue transactional data recorded in the general ledger.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
New York, New York
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Greenhill & Co., Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Greenhill & Co., Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 28, 2022

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2021	2020
Assets
Cash and cash equivalents ($6.9 million and $7.2 million restricted from use at December 31, 2021 and 2020, respectively)	$134,624	$112,703
Fees receivable, net of allowance for doubtful accounts of $0.3 million and $0.7 million at December 31, 2021 and 2020, respectively	51,540	80,919
Other receivables	8,207	5,285
Property and equipment, net of accumulated depreciation of $20.1 million and $17.5 million at December 31, 2021 and 2020, respectively	22,919	21,242
Operating lease right-of-use asset	73,837	76,440
Goodwill	210,038	215,936
Deferred tax asset, net	58,579	65,033
Other assets	8,888	8,241
Total assets	$568,632	$585,799
Liabilities and Equity
Compensation payable	$41,300	$34,061
Accounts payable and accrued expenses	17,776	15,424
Current income taxes payable	12,345	6,031
Operating lease obligations	92,691	95,097
Secured term loan payable	267,840	321,046
Deferred tax liability	31,745	26,073
Total liabilities	463,697	497,732
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,621,563 and 48,701,743 shares issued as of December 31, 2021 and 2020, respectively; 18,066,226 and 19,001,605 shares outstanding as of December 31, 2021 and 2020, respectively	506	487
Restricted stock units	56,495	59,412
Additional paid-in capital	969,719	937,025
Retained earnings	132,559	95,424
Accumulated other comprehensive income (loss)	(30,443)	(25,501)
Treasury stock, at cost, par value $0.01 per share; 32,555,337 and 29,700,138 shares as of December 31, 2021 and 2020, respectively	(1,023,901)	(978,780)
Stockholders’ equity	104,935	88,067
Total liabilities and equity	$568,632	$585,799

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,
(in thousands except share and per share data)

	2021	2020	2019
Revenues	$317,539	$311,678	$301,012
Operating Expenses
Employee compensation and benefits	190,546	194,084	178,946
Occupancy and equipment rental	18,237	25,175	22,289
Depreciation and amortization	2,998	2,168	2,565
Information services	9,339	10,083	9,940
Professional fees	8,676	9,618	10,017
Travel related expenses	2,799	2,848	13,523
Other operating expenses	13,687	12,454	17,889
Total operating expenses	246,282	256,430	255,169
Total operating income	71,257	55,248	45,843
Interest expense	12,146	15,487	27,420
Income before taxes	59,111	39,761	18,423
Provision for taxes	16,799	8,427	7,445
Net income	$42,312	$31,334	$10,978
Average shares outstanding:
Basic	19,138,808	18,939,210	24,024,674
Diluted	24,505,712	23,078,451	24,272,479
Earnings per share:
Basic	$2.21	$1.65	$0.46
Diluted	$1.73	$1.36	$0.45

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2021	2020	2019
Consolidated net income	$42,312	$31,334	$10,978
Currency translation adjustment, net of tax	(4,942)	8,614	1,590
Comprehensive income	$37,370	$39,948	$12,568

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31,
(in thousands)

	2021	2020	2019
Common stock, par value $0.01 per share
Common stock, beginning of the year	$487	$468	$450
Common stock issued	19	19	18
Common stock, end of the year	506	487	468
Restricted stock units
Restricted stock units, beginning of the year	59,412	77,657	71,596
Restricted stock units recognized, net of forfeitures	31,110	31,950	46,382
Restricted stock units delivered	(34,027)	(50,195)	(40,321)
Restricted stock units, end of the year	56,495	59,412	77,657
Additional paid-in capital
Additional paid-in capital, beginning of the year	937,025	887,095	846,721
Common stock issued	32,694	49,930	41,582
Tax effect of issuance of contingent equity earnout	—	—	(1,208)
Additional paid-in capital, end of the year	969,719	937,025	887,095
Exchangeable shares of subsidiary
Exchangeable shares of subsidiary, beginning of the year	—	—	1,958
Exchangeable shares of subsidiary delivered	—	—	(1,958)
Exchangeable shares of subsidiary, end of the year	—	—	—
Retained earnings
Retained earnings, beginning of the year	95,424	69,093	63,427
Cumulative effect of the change in accounting principle related to credit losses	—	(123)	—
Retained earnings, beginning of the period, as adjusted	95,424	68,970	63,427
Dividends	(5,177)	(4,880)	(5,312)
Net income	42,312	31,334	10,978
Retained earnings, end of the year	132,559	95,424	69,093
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(25,501)	(34,115)	(35,705)
Currency translation adjustment, net of tax	(4,942)	8,614	1,590
Accumulated other comprehensive income (loss), end of the year	(30,443)	(25,501)	(34,115)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(978,780)	(955,523)	(886,084)
Repurchased	(45,121)	(23,257)	(69,439)
Treasury stock, end of the year	(1,023,901)	(978,780)	(955,523)
Total stockholders’ equity	$104,935	$88,067	$44,675

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2021	2020	2019
Operating activities:
Net income	$42,312	$31,334	$10,978
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	4,792	3,951	4,487
Net investment (gains) losses	(372)	495	(113)
Restricted stock units recognized, net	31,110	31,950	46,382
Allowance for doubtful accounts	359	263	1,197
Deferred taxes, net	13,908	(8)	(815)
Loss (gain) on fair value of contingent obligation	—	—	575
Non-cash portion of loss on refinancing	—	—	1,759
Loss (gain) on sales of property and equipment	9	267	—
Changes in operating assets and liabilities:
Tenant incentive reimbursement from landlord	2,193	9,663	—
Fees receivable	29,021	(3,578)	(17,170)
Other receivables and assets	(4,420)	(2,162)	(143)
Payment of contingent obligation due selling unitholders of Cogent	—	—	(5,724)
Compensation payable	6,416	6,412	(30,939)
Accounts payable and accrued expenses	(958)	9,042	1,690
Current income taxes payable	6,314	(3,623)	2,168
Net cash provided by operating activities	130,684	84,006	14,332
Investing activities:
Purchases of investments	—	(2,050)	—
Proceeds from sales of investments	1,190	847	—
Distributions from investments, net	32	81	239
Purchases of property and equipment	(4,770)	(17,015)	(1,648)
Net cash used in investing activities	(3,548)	(18,137)	(1,409)
Financing activities:
Payment of contingent obligation due selling unitholders of Cogent	—	—	(13,144)
Proceeds from secured term loan, net	—	—	48,248
Repayment of secured term loan	(55,000)	(38,750)	(18,125)
Dividends paid	(4,353)	(4,108)	(4,417)
Purchase of treasury stock	(45,121)	(23,257)	(69,439)
Net cash used in financing activities	(104,474)	(66,115)	(56,877)
Effect of exchange rate changes	(741)	(1,026)	1,555
Net increase (decrease) in cash and cash equivalents	21,921	(1,272)	(42,399)
Cash and cash equivalents, beginning of year	112,703	113,975	156,374
Cash and cash equivalents, end of year	$134,624	$112,703	$113,975
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,417	$14,386	$21,511
Cash paid for taxes, net of refunds	$1,424	$13,515	$6,201

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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $7.7 million and $7.1 million as of December 31, 2021 and December 31, 2020, respectively. Deferred revenue is included in accounts payable and accrued expenses in the consolidated statements of financial condition. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $4.9 million, $2.3 million and $4.7 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $2.7 million, $2.7 million and $6.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.4 million, $0.3 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Credit risk related to fees receivable is dispersed across a large number of clients located in various geographic areas. The Company controls credit risk through credit approvals and monitoring procedures but does not require collateral to support accounts receivable.
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") under the modified retrospective approach. ASU 2016-13 replaces the incurred loss impairment methodology for financial instruments with the current expected credit loss (CECL) model which requires an estimate of expected lifetime credit losses. Upon adoption, a cumulative adjustment was recorded which decreased retained earnings by $0.1 million, net of tax, as of January 1, 2020.
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

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 provides amendments to ASC 740, "Income Taxes" ("ASC 740") which simplify the accounting for income taxes by removing certain exceptions in ASC 740 and clarify and amend certain existing guidance. The amendments in this update are effective during interim and annual periods beginning after December 15, 2020. Under the new guidance, companies will reflect the effect of an enacted change in tax law or rates in the period that includes the enactment date of the new legislation, among other changes. This will align the timing of recognizing the effects of new tax law or rates on the effective tax rate with the effect on the deferred tax assets and liabilities. The Company adopted this guidance on January 1, 2021 with no material impact on its consolidated financial statements.

Note 3 — Cash and Cash Equivalents

The carrying values of the Company’s cash and cash equivalents are as follows:

	As of December 31,
	2021	2020
	(in thousands)
Cash	$57,008	$34,707
Cash equivalents	70,689	70,826
Restricted cash - letters of credit	6,927	7,170
Total cash and cash equivalents	$134,624	$112,703
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

Note 4 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2021	2020
	(in thousands)
Equipment	$11,992	$11,503
Furniture and fixtures	6,526	6,396
Leasehold improvements	24,469	20,797
Total property and equipment, gross	42,987	38,696
Less: accumulated depreciation and amortization	(20,068)	(17,454)
Total property and equipment, net	$22,919	$21,242

Note 5 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2021	2020
	(in thousands)
Balance, January 1	$215,936	$205,992
Foreign currency translation adjustments	(5,898)	9,944
Balance, December 31	$210,038	$215,936
The Company reviews goodwill annually for potential impairment and determined that the fair value of goodwill exceeded the carrying value for each of the years ended December 31, 2021, 2020 and 2019.

Note 6 — Other Assets
Other assets consist of the following:

	As of December 31,
	2021	2020
	(in thousands)
Prepaid expenses and other assets	$7,264	$6,533
Rent deposits	1,624	1,631
Other tangible assets	—	77
Total other assets	$8,888	$8,241

Note 7 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of December 31, 2021 and 2020, the Company had Level 1 assets measured at fair value.
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

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
	(in thousands)
Assets
Cash equivalents	$70,689	$—	$—	$70,689
Total	$70,689	$—	$—	$70,689

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
	(in thousands)
Assets
Cash equivalents	$70,826	$—	$—	$70,826
Total	$70,826	$—	$—	$70,826

Note 8 — Related Parties
At December 31, 2021 and 2020, the Company had no amounts receivable from or payable to related parties.

Note 9 — Loan Facilities
In April 2019, the Company borrowed as part of a refinancing of existing debt $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”). The carrying value of the Term Loan Facility is recorded net of unamortized debt issuance costs and discount. The debt principal balance, including debt issuance costs and discount, approximates fair value. Since the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 7 — Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

	As of December 31,
	2021	2020
	(in thousands)
Term Loan Facility carrying value	$267,840	$321,046
Unamortized discount	1,252	1,809
Unamortized debt issuance costs	2,783	4,020
Total long-term debt	$271,875	$326,875

Borrowings under the Term Loan Facility bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%, which represents a 50 basis point reduction from borrowing rates prior to refinancing. Borrowings under the Term Loan Facility had a weighted average interest rate for the years ended December 31, 2021 and 2020 of 3.4% and 3.8%, respectively (with the borrowing rate ranging from 3.3% to 3.4% and from 3.4% to 5.0%, respectively).
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million from September 30, 2019 through March 31, 2024 with the remaining outstanding balance due at maturity on April 12, 2024. Effective April 14, 2020, all voluntary prepayments, including refinancing of all or part of the borrowings, under the Term Loan Facility were permitted to be made without penalty.
During the years ended December 31, 2021 and 2020, the Company made voluntary advance principal payments on the Term Loan Facility that were applied to future required quarterly installments. As of December 31, 2021, the Company has repaid in advance all required quarterly amortization payments due over the term of the Term Loan Facility and the remaining outstanding principal balance of $271.9 million is due at maturity. Under the terms of the credit agreement, the Company may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions. During the years ended December 31, 2021 and 2020, the Company made principal payments on the Term Loan Facility of $55.0 million and $38.8 million, respectively.
In April 2019. with borrowing from the Term Loan Facility, the Company repaid the outstanding principal balance of existing debt of $319.4 million and used proceeds of $375.0 million to pay fees and expenses and increased the Company's cash balance by $48.2 million. During the year ended December 31, 2019, the Company made mandatory principal payments on debt existing at that time of $8.8 million and on the Term Loan Facility of $9.4 million, or $18.1 million in total. All mandatory repayments of the Term Loan Facility are applied without penalty or premium.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At December 31, 2021 and 2020, the Company was compliant with all loan covenants.
In conjunction with the refinancing in April 2019, the Company incurred fees of $5.7 million, of which $2.7 million was recorded as deferred financing costs and $3.0 million was expensed. In addition, as a result of the refinancing, $1.8 million of previously deferred fees, or fees in aggregate of $4.8 million, were charged to expense and recorded as interest expense in the consolidated statements of operations. The deferred financing costs incurred in connection with the refinancing, along with the remaining unamortized costs from the existing debt facility which, as of the date of the refinancing, were $9.0 million, are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the consolidated statement of financial condition. For both years ended December 31, 2021 and 2020, the Company incurred incremental interest expense of $1.8 million, related to the amortization of these costs.

Note 10 — Equity
Dividends declared and paid on outstanding common share were $0.20 for each of the years ended December 31, 2021, 2020 and 2019, respectively. In addition, dividend equivalent payments of $1.4 million, $1.1 million and $1.3 million were paid to or accrued for holders of restricted stock units for the years ended December 31, 2021, 2020 and 2019, respectively. See “Note 13 — Deferred Compensation — Restricted Stock Units”.
During 2021, 1,891,362 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 814,020 shares at an average price of $15.16 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, the Company repurchased 2,041,179 shares of common stock through open market transactions at an average price of $16.06 per share.
During 2020, 1,863,885 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 764,529 shares at an average price of $19.42 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, the Company repurchased 489,704 shares of common stock through open market transactions at an average price of $17.18 per share.

Note 11 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2021		2020		2019
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income	$42,312		$31,334		$10,978
Denominator for basic EPS — weighted average number of shares	19,139		18,939		24,025
Add — dilutive effect of:
Restricted stock units	5,367	(1)	4,139	(1)	247	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	24,506		23,078		24,272
Earnings per share:
Basic EPS	$2.21		$1.65		$0.46
Diluted EPS	$1.73		$1.36		$0.45
_______________________
(1) Excludes 92,081, 0 and 1,480,056 outstanding restricted stock units that were antidilutive under the treasury stock method for the years ended December 31, 2021, 2020 and 2019, respectively, and thus were not included in the above calculation. The incremental shares that are included in the diluted EPS calculation will vary based on a variety of factors, including the average share price during the period and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
Note 12 — Retirement Plan
The Company sponsors qualified defined contribution plans in certain jurisdictions. Qualified plans comply with applicable local laws and regulations. The Company incurred costs of $1.4 million, $1.3 million and $1.0 million for contributions to the retirement plans for the years ended December 31, 2021, 2020 and 2019, respectively. There was $0.1 million related to contributions due to the retirement plans included in compensation payable on the consolidated statements of financial condition at both December 31, 2021 and 2020.
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

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2021		2020
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	7,587,078	$14.68	6,781,475	$21.60
Granted	2,591,646	13.26	3,921,260	8.82
Delivered	(1,967,355)	17.00	(1,895,249)	26.44
Forfeited	(411,860)	13.91	(1,220,408)	15.72
Outstanding, December 31,	7,799,509	$13.78	7,587,078	$14.68

For the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $31.1 million, $31.8 million and $45.8 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2021, 2020 and 2019 was $13.26, $8.82 and $22.55, respectively. As of December 31, 2021, unrecognized restricted stock units compensation expense was $38.7 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.6 years.
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
Deferred Cash Compensation
As part of its long-term incentive award program, the Company grants deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest ratably over a three to five year service period, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Deferred cash compensation of $12.3 million and $10.0 million as of December 31, 2021 and 2020, respectively, is included in compensation payable in the consolidated statements of financial condition. As of December 31, 2021, total unrecognized deferred cash compensation (prior to the consideration of forfeitures) was approximately $11.4 million and is expected to be recognized over a weighted-average period of 1.5 years.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense from the amortization of deferred cash compensation, net of estimated forfeitures, of $10.3 million, $7.2 million and $8.9 million, respectively.
Note 14 — Commitments and Contingencies
Diversified financial institutions in certain jurisdictions in which we operate issued four letters of credit on behalf of the Company to secure office space leases, which totaled $6.9 million and $7.2 million at December 31, 2021 and 2020, respectively. These letters of credit were secured by cash held on deposit. At December 31, 2021 and 2020, no amounts had been drawn under any of the letters of credit. See “Note 3 — Cash and Cash Equivalents”.
The Company leases office space for its operations around the globe. See “Note 16 — Leases”.
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 15 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes.
The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Current taxes:
U.S. federal	$(2,664)	$(2,794)	$2,868
State and local	1,073	(306)	410
Foreign	4,482	11,535	4,982
Total current tax expense	2,891	8,435	8,260
Deferred taxes:
U.S. federal	11,678	1,245	293
State and local	1,177	264	(534)
Foreign	1,053	(1,517)	(574)
Total deferred tax (benefit) expense	13,908	(8)	(815)
Total tax expense	$16,799	$8,427	$7,445
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
Due to a provision in the Tax Cuts and Jobs Act ("TCJA"), the Company was able to accelerate the deduction of certain costs associated with the completion of its New York City office space for the year ended December 31, 2021. In addition, the Company realized tax benefits from business interest deductions and net operating loss carryback provisions in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. These tax benefits were partially deferred until the income tax return for the year ended December 31, 2020 was filed in 2021.
Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Compensation and benefits	$17,290	$18,261
Depreciation and amortization	—	642
Cumulative translation adjustment	11,679	10,079
Operating loss carryforwards	4,900	11,736
Capital loss carryforwards	2,503	2,298
Lease asset	22,763	23,867
Other financial accruals	1,947	448
Valuation allowances	(2,503)	(2,298)
Total deferred tax assets	58,579	65,033

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax liabilities:
Depreciation and amortization	4,126	—
Lease liability	18,537	19,139
Other financial accruals	9,082	6,934
Total deferred tax liabilities	31,745	26,073
Net deferred tax asset	$26,834	$38,960
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
The Company’s deferred taxes for operating loss carryforwards relate to losses incurred in foreign jurisdictions. These jurisdictions have been profitable in prior years and the Company believes it is more likely than not they will be profitable in future years. However, management has carefully considered the need for a valuation allowance by evaluating each jurisdiction separately and considering items such as historical and estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the full benefit of these operating loss carryforwards and other deferred tax assets for these jurisdictions. As of December 31, 2021, the Company had operating loss carryforwards which in aggregate totaled $21.4 million, and these operating loss carryforwards may be carried forward five years or longer.
In addition to operating loss carryforwards, the Company has capital loss carryforwards related to the sale of its investments, and these capital loss carryforwards can only be utilized against capital gains in the same jurisdiction. Approximately $2.4 million of the deferred tax asset related to capital loss carryforwards can be carried forward indefinitely and $0.1 million can be carried forward for four years. However, since the Company has nominal remaining investments and considers it more likely than not that the Company will generate capital gains, the Company has established a full valuation allowance against the deferred tax assets related to these capital losses.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2021, the Company does not expect any material changes in its tax provision related to any current or future audits.
The Company recognizes tax positions in the financial statements only when management believes it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed an analysis of its tax positions as of December 31, 2021, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties have been reported as other operating expenses in the consolidated statements of operations.
Regarding foreign operations in the income tax provision, the territorial-type system enacted as part of TCJA is not expected to have a significant impact for the year ended December 31, 2021 or materially impact future years. As such, the Company does not intend to indefinitely reinvest its non-U.S. subsidiary earnings outside the United States.

A reconciliation of the statutory U.S. federal income tax rate of 21% to the Company’s effective income tax rates is set forth below:

	For the Years Ended December 31,
	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase related to state and local taxes, net of U.S. income tax benefit	3.0	(3.0)	(0.5)
Benefits and taxes related to foreign operations	3.7	(7.3)	8.8
Charge related to Global Intangible Low-Taxed Income	—	—	2
RSU vesting and dividend discrete accounting charge or benefit	1.4	13.3	6.3
Charge related to non-deductible compensation	1.3	2.4	3.3
Tax Benefits Related to CARES Act	(1.7)	(4.6)	—
Other	(0.3)	(0.6)	(0.5)
Effective income tax rate	28.4%	21.2%	40.4%

Note 16 — Leases
The Company leases office space for its operations around the globe. All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 14 years. The Company incurred operating lease cost, excluding property taxes, utilities and other ancillary costs, of $13.8 million, $18.5 million and $15.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in occupancy and equipment rental in the consolidated statements of operations.
The undiscounted aggregate minimum future rental payments as of December 31, 2021 are as follows:

(in thousands)
2022	$13,583
2023	11,755
2024	10,976
2025	12,414
2026	11,016
Thereafter	88,121
Total lease payments	147,865
Less: minimum future rental payments for which the lease has not commenced (1)	(26,542)
Total lease payments for which the Company has a right-of use-asset and corresponding liability	121,323
Plus: tenant incentive utilized to finance leasehold improvements	10,560
Less: Interest	(39,192)
Present value of operating lease liabilities for which the Company has a right-of-use asset and corresponding liability	$92,691
______________________
(1) In December 2021, the Company entered into a new office lease in London for a 10 year term commencing with its right to use the premises in 2022. As such the lease is not included in operating lease right of use assets and operating lease obligations on the consolidated statement of financial condition as of December 31, 2021.
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of December 31,
	2021	2020
Weighted average remaining lease term in years, including the lease for which the right to use has not commenced	11.5	12.7
Weighted average discount rate	6.8%	6.8%

Note 17 — Regulatory
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2021 and 2020, G&Co’s net capital was $21.2 million and $17.3 million, respectively, which exceeded its requirement by $20.0 million and $14.7 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 0.9 to 1 and 2.2 to 1 at December 31, 2021 and 2020, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At December 31, 2021, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of BaFin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2021 and 2020, GCI, Greenhill Europe, Greenhill Australia and our other regulated operations were in compliance with local capital adequacy requirements.

Note 18 — Business Information
The Company’s activities as an investment banking firm constitute a single business segment, with substantially all revenues generated from advisory services, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private capital advisory services.
The Company principally earns its revenues from advisory fees upon the successful completion of the client’s transaction or restructuring. In 2021, there were no clients that accounted for more than 10% of total revenues. In 2020, there was one client that accounted for approximately 14% of revenues. In 2019, there was a different client that accounted for approximately 11% of revenues.
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
The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues
North America	$204,989	$167,038	$212,916
Europe	70,466	127,631	46,827
Rest of World	42,084	17,009	41,269
Total	$317,539	$311,678	$301,012
Operating income (loss)
North America	$65,618	$(5,238)	$38,116
Europe	(9,252)	62,603	(9,964)
Rest of World	14,891	(2,117)	17,691
Total	$71,257	$55,248	$45,843
Total assets
North America	$247,383	$297,579	$196,603
Europe	153,716	138,632	129,725
Rest of World	167,533	149,588	168,047
Total	$568,632	$585,799	$494,375

The Company's revenues are based on the country where the services were derived. For the years ended December 31, 2021, 2020 and 2019, the Company generated 59%, 52%, and 67%, respectively, of its total revenues from the United States and 13%, 36% and 12% respectively, of its total revenues from the United Kingdom. No other country had revenues which individually represented more than 10% of the Company’s total revenues during the years ended December 31, 2021, 2020 and 2019, respectively.
Included in the Company’s total assets are long-lived assets, excluding deferred tax assets, lease right-of-use assets and intangible assets, located in the United States of $29.1 million and $29.4 million at December 31, 2021 and 2020, respectively. No other country had long-lived assets, which individually represented more than 10% of the Company’s total long-lived assets at December 31, 2021 and 2020.

Note 19 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On February 1, 2022, the Board of Directors of the Company increased the quarterly dividend to $0.10 per share. The dividend will be payable on March 16, 2022 to the common stockholders of record on March 2, 2022.

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
10.14
*Form of Greenhill & Co., Inc. Equity Incentive Plan RSU MD Award Notification Template (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

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
101.INS
The following financial information from Greenhill & Co., Inc's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-K Report for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

_____________________________________________

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to Form 10-K pursuant to Item 15(b) of this report.

**	Filed herewith.

***	Furnished herewith

E-2

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 28, 2022

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

II -1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SCOTT L. BOK
Scott L. Bok	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022

/s/ ULRIKA M. EKMAN
Ulrika M. Ekman	Director	February 28, 2022

/s/ KEVIN T. FERRO
Kevin T. Ferro	Director	February 28, 2022

/s/ MERYL D. HARTZBAND
Meryl D. Hartzband	Director	February 28, 2022

/s/ JOHN D. LIU
John D. Liu	Director	February 28, 2022

II -2