Form 10-Q
period 2022-03-31
GREENHILL & CO INC
filed 2022-05-06
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of April 29, 2022, there were 18,289,738 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and cash equivalents ($7.0 million and $6.9 million restricted from use at March 31, 2022 and December 31, 2021, respectively)	$83,304	$134,624
Fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively	31,430	51,540
Other receivables	12,934	8,207
Property and equipment, net of accumulated depreciation of $20.4 million and $20.1 million at March 31, 2022 and December 31, 2021, respectively	22,811	22,919
Operating lease right-of-use asset	72,639	73,837
Goodwill	213,257	210,038
Deferred tax asset, net	58,467	58,579
Other assets	28,442	8,888
Total assets	$523,284	$568,632
Liabilities and Equity
Compensation payable	$22,102	$41,300
Accounts payable and accrued expenses	18,107	17,776
Current income taxes payable	12,186	12,345
Operating lease obligations	91,523	92,691
Secured term loan payable	268,288	267,840
Deferred tax liability	30,909	31,745
Total liabilities	443,115	463,697
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 51,901,458 and 50,621,563 shares issued as of March 31, 2022 and December 31, 2021, respectively; 18,283,436 and 18,066,226 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	519	506
Restricted stock units	45,796	56,495
Additional paid-in capital	988,215	969,719
Retained earnings	117,895	132,559
Accumulated other comprehensive income (loss)	(28,523)	(30,443)
Treasury stock, at cost, par value $0.01 per share; 33,618,022 and 32,555,337 shares as of March 31, 2022 and December 31, 2021, respectively	(1,043,733)	(1,023,901)
Stockholders’ equity	80,169	104,935
Total liabilities and equity	$523,284	$568,632

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues	$45,441	$68,924
Operating Expenses
Employee compensation and benefits	46,849	47,292
Occupancy and equipment rental	4,403	4,397
Depreciation and amortization	620	787
Information services	2,300	2,358
Professional fees	1,966	2,196
Travel related expenses	1,120	192
Other operating expenses	2,711	4,477
Total operating expenses	59,969	61,699
Total operating income (loss)	(14,528)	7,225
Interest expense	2,755	3,208
Income (loss) before taxes	(17,283)	4,017
Provision (benefit) for taxes	(5,177)	1,933
Net income (loss)	$(12,106)	$2,084
Average shares outstanding:
Basic	18,424,585	19,675,536
Diluted	18,424,585	23,700,175
Earnings (loss) per share:
Basic	$(0.66)	$0.11
Diluted	$(0.66)	$0.09

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$(12,106)	$2,084
Currency translation adjustment, net of tax	1,920	(551)
Comprehensive income (loss)	$(10,186)	$1,533

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Common stock, par value $0.01 per share
Common stock, beginning of the period	$506	$487
Common stock issued	13	15
Common stock, end of the period	519	502
Restricted stock units
Restricted stock units, beginning of the period	56,495	59,412
Restricted stock units recognized, net of forfeitures	7,743	8,347
Restricted stock units delivered	(18,442)	(26,434)
Restricted stock units, end of the period	45,796	41,325
Additional paid-in capital
Additional paid-in capital, beginning of the period	969,719	937,025
Common stock issued	18,496	25,626
Additional paid-in capital, end of the period	988,215	962,651
Retained earnings
Retained earnings, beginning of the period, as previously reported	132,559	95,424
Dividends	(2,558)	(1,316)
Net income (loss)	(12,106)	2,084
Retained earnings, end of the period	117,895	96,192
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(30,443)	(25,501)
Currency translation adjustment, net of tax	1,920	(551)
Accumulated other comprehensive income (loss), end of the period	(28,523)	(26,052)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(1,023,901)	(978,780)
Repurchased	(19,832)	(14,544)
Treasury stock, end of the period	(1,043,733)	(993,324)
Total stockholders’ equity	$80,169	$81,294

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$(12,106)	$2,084
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,068	1,235
Net investment (gains) losses	—	(366)
Restricted stock units recognized, net	7,743	8,346
Deferred taxes, net	(1,376)	1,861
Allowance for doubtful accounts	(209)	163
Changes in operating assets and liabilities:
Fees receivable	20,320	12,632
Other receivables and assets	(24,280)	(19,189)
Compensation payable	(19,325)	(10,010)
Accounts payable and accrued expenses	429	(3,627)
Current income taxes payable	(160)	(461)
Net cash provided (used) by operating activities	(27,896)	(7,332)
Investing activities:
Proceeds from sales of investments	—	1,190
Distributions from investments	—	22
Purchases of property and equipment	(554)	(3,049)
Net cash used in investing activities	(554)	(1,837)
Financing activities:
Dividends paid	(2,433)	(1,316)
Purchase of treasury stock	(19,832)	(14,545)
Net cash used in financing activities	(22,265)	(15,861)
Effect of exchange rate changes	(605)	234
Net decrease in cash and cash equivalents	(51,320)	(24,796)
Cash and cash equivalents, beginning of the period	134,624	112,703
Cash and cash equivalents, end of the period	$83,304	$87,907
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,304	$2,822
Cash paid for taxes, net of refunds	$1,497	$(24)

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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2021 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $11.7 million and $7.7 million as of March 31, 2022 and December 31, 2021, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $0.4 million and $3.2 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $0.4 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a reversal of bad debt expense of $0.2 million and bad debt expense of $0.1 million in the three months ended March 31, 2022 and 2021, respectively.
Included in the fees receivable balances at March 31, 2022 and December 31, 2021 were $1.4 million and $1.5 million, respectively, of long term receivables related to primary private capital advisory engagements which are generally paid in installments over a period of three years.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. Under this guidance, companies will reflect the effect of an enacted change in tax law or rates in the period that includes the enactment date of the new legislation, among other changes. This will align the timing of recognizing the effects of new tax law or rates on the effective tax rate with the effect on the deferred tax assets and liabilities. The Company adopted this guidance on January 1, 2021 with no material impact on its consolidated financial statements.

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2022	2021
	(in thousands)
	(unaudited)
Cash	$47,096	$57,008
Cash equivalents	29,253	70,689
Restricted cash - letters of credit	6,955	6,927
Total cash and cash equivalents	$83,304	$134,624
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of March 31, 2022 and December 31, 2021, the Company had Level 1 assets measured at fair value.
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
Assets Measured at Fair Value on a Recurring Basis as of March 31, 2022

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2022
	(in thousands, unaudited)
Assets
Cash equivalents	$29,253	$—	$—	$29,253
Total	$29,253	$—	$—	$29,253

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
	(in thousands)
Assets
Cash equivalents	$70,689	$—	$—	$70,689
Total	$70,689	$—	$—	$70,689

Note 5 — Loan Facilities
In April 2019, the Company refinanced borrowings made under its 2017 recapitalization plan with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”). Borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25% and had a weighted average interest rate of 3.4% for the three months ended March 31, 2022 and March 31, 2021, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. The Term Loan Facility permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. As of March 31, 2022, the Company has repaid in advance all required quarterly amortization payments of the Term Loan Facility and the remaining outstanding principal balance of $271.9 million is due at maturity. Under the terms of the credit agreement, the Company may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At March 31, 2022, the Company was compliant with all loan covenants.
As of March 31, 2022, the Term Loan Facility had a principal balance of $271.9 million and its carrying value was $268.3 million. Deferred financing costs of $9.0 million are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million related to the amortization of deferred financing costs for each of the three months ended March 31, 2022 and 2021. At March 31, 2022, the fair value of the Term Loan Facility approximated its outstanding principal balance. Since the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 - Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

Note 6 — Equity
Dividend payments of $0.10 per share and $0.05 per share were paid to common stockholders for the three months ended March 31, 2022 and 2021, respectively. In addition, dividend equivalent payments of $0.7 million and $0.3 million were paid to or accrued for holders of restricted stock units for each of the three months ended March 31, 2022 and 2021, respectively.
During the three months ended March 31, 2022, the Company repurchased 481,674 common shares through open market transactions at an average price of $18.57, for a total cost of $8.9 million. Additionally, during the three months ended March 31, 2022, 1,274,458 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 581,011 shares at an average price of $18.74 per share for a total cost of $10.9 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

During the three months ended March 31, 2021, the Company repurchased 337,739 common shares through open market transactions at an average price of $14.81, for a total cost of $5.0 million. Additionally, during the three months ended March 31, 2021, 1,474,940 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 635,027 shares at an average price of $15.03 per share for a total cost of $9.5 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2022		2021
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$(12,106)		$2,084
Denominator for basic EPS — weighted average number of shares	18,425		19,676
Add — dilutive effect of:
Restricted stock units	—	(1)	4,025
Denominator for diluted EPS — weighted average number of shares and dilutive securities	18,425	(1)	23,700
Earnings (loss) per share:
Basic EPS	$(0.66)		$0.11
Diluted EPS	$(0.66)		$0.09
____________________
(1) Excludes 4,892,222 unamortized restricted stock units that were antidilutive for the three months ended March 31, 2022, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2022		2021
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	7,799,509	$13.78	7,587,078	$14.68
Granted	1,802,436	16.11	2,356,183	12.96
Delivered	(1,308,989)	14.56	(1,539,384)	17.20
Forfeited	(3,358)	14.89	(100,344)	13.35
Outstanding, March 31,	8,289,598	$14.07	8,303,533	$13.83

Note 8 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the three months ended March 31, 2022 and 2021 include a net benefit of $1.1 million and net charge of $0.9 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value below their grant price.
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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of March 31, 2022, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 9 — Leases
The Company leases office space for its operations around the globe. All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 14 years.
The undiscounted aggregate minimum future rental payments are as follows:

	As of
	March 31,	December 31,
	2022	2021
	(in thousands)
	(unaudited)
2022 (remainder)	$10,555	$13,583
2023	12,229	11,755
2024	11,156	10,976
2025	12,420	12,414
2026	10,917	11,016
Thereafter	87,572	88,121
Total lease payments	$144,849	$147,865
Less: minimum future rental payments for which the lease has not commenced(1)	(25,770)	(26,542)
Total lease payments for which the Company has a right-of-use-asset and corresponding liability	119,079	121,323
Plus: tenant incentive allowance utilized to finance leasehold improvements	10,375	10,560
Less: Interest	(37,931)	(39,192)
Present value of operating lease liabilities	$91,523	$92,691
______________________
(1) In December 2021, the Company entered into a new office lease in London for a 10 year term commencing with its right to use the premises expected to occur in May 2022. As such the lease is not included in operating lease right of use assets and operating lease obligations on the condensed consolidated statement of financial condition as of March 31, 2022.

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	March 31,	December 31,
	2022	2021
	(unaudited)
Weighted average remaining lease term in years	11.3	11.5
Weighted average discount rate	6.8%	6.8%

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2022, G&Co’s net capital was $10.3 million, which exceeded its requirement by $9.8 million. G&Co’s aggregate indebtedness to net capital ratio was 0.8 to 1 at March 31, 2022. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At March 31, 2022, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of Bafin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of March 31, 2022, GCI, Greenhill Europe, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On April 27, 2022, the Board of Directors of the Company declared a quarterly dividend of $0.10 per share. The dividend will be payable on June 15, 2022 to the common stockholders of record on June 1, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Greenhill”, “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the risk factors in item 1A of this Quarterly Report on Form 10-Q and subsequent Current Reports on Form 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “could”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things, uncertainties associated with catastrophes such as the coronavirus (“COVID-19”) pandemic and other economic and geopolitical events. You should consider the various risks outlined under “Risk Factors” in our 2021 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
Overview
Greenhill is a leading independent investment bank that provides financial and strategic advice on significant domestic and cross-border mergers and acquisitions, divestitures, restructurings, financings, capital raising and other transactions to a diverse client base, including corporations, partnerships, private equity sponsors, institutional investors, family offices and governments globally. We serve as a trusted advisor to our clients throughout the world on a collaborative, globally integrated basis from our offices in the United States, Australia, Canada, France, Germany, Hong Kong, Japan, Singapore, Spain, Sweden, and the United Kingdom.
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

During 2022, we have recruited 2 additional client facing managing directors. With these recruits we have expanded our teams focused on coverage of financial sponsors and private capital advisory. In addition, as previously announced effective January 1, 2022, as part of our annual evaluation and promotion process we named 7 new client facing Managing Directors. We remain focused on adding more senior talent in the months to come. As of April 29, 2022, we had 80 client facing managing directors, including those whose recruitment we have announced to date.

Business Environment and Outlook /Factors Affecting Our Results
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. We are solely an advisory firm and our revenues are derived from fees we earn on advisory services related to M&A, financing advisory and restructuring, and private capital advisory transactions. In the first three months of 2022, market uncertainty and volatility caused by the war in Ukraine, inflationary pressures, supply chain issues and rising interest rates slowed the level of M&A announcements from the rapid pace of 2021. However, the level of client dialogues and our pipeline remains strong. Our backlog of activity suggests that revenue generation this year is likely to be weighted to the second half, similar to the past three years. Based on our current pipeline we expect for the full year an increase in revenues over last year despite what appears to be reduced transaction activity in the global markets.
On a regional basis we expect the current economic and market environment should increase opportunities for us in some areas of our business while reducing them in others. The war in Ukraine may be dampening deal activity in Europe although we still expect an increase in revenue from that market in 2022 compared to what was a quiet year for us in 2021. Offsetting that, higher commodity prices should result in more deal activity in Australia and Canada and with energy and mining companies everywhere. And higher interest rates and lower market valuations should lead to more acquisitions by strategic buyers with strong balance sheets, while perhaps reducing M&A activity by financial sponsors. With respect to financings, less accommodating credit markets will likely reduce overall activity, but should force more borrowers to access the direct lending market for their borrowing needs. In sum, at this point it looks like 2022 will be a year where our historic focus on M&A advice for our historic public company client base will be central to our success.
Globally, the number and volume of announced transactions decreased by 18% and 27%, respectively, in the three months ended March 31, 2022 versus the same period in the prior year. The number of completed transactions globally decreased by 13% while the volume of completed transactions increased by 26% in the same period due to the closings of larger transactions.
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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of April 29, 2022.

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

Revenues were $45.4 million in the first quarter of 2022 compared to $68.9 million in the first quarter of 2021, a decrease of $23.5 million, or 34%. The decrease principally resulted from fewer significant merger and acquisition transaction completion fees.
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
Our total operating expenses for the first quarter of 2022 were $60.0 million, which compared to $61.7 million of total operating expenses for the first quarter of 2021. The decrease in total operating expenses of $1.7 million, or 3%, resulted from slightly lower compensation and benefits expenses and non-compensation operating expenses, each as described in more detail below.
The following table sets forth information relating to our operating expenses.

	For the Three Months Ended March 31,
	2022	2021
	(in millions, unaudited)
Employee compensation and benefits expenses	$46.8	$47.3
% of revenues	103%	69%
Non-compensation operating expenses	13.1	14.4
% of revenues	29%	21%
Total operating expenses	60.0	61.7
% of revenues	132%	90%
Total operating income (loss)	(14.5)	7.2
Operating profit margin	NM	10%
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
Our employee compensation and benefits expenses of $46.8 million in the first quarter of 2022 decreased $0.5 million as compared to $47.3 million for the first quarter of 2021. The ratio of compensation to revenues was elevated in the first quarter of 2022 due to low quarterly revenues.
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
For the three months ended March 31, 2022, our non-compensation operating expenses of $13.1 million decreased $1.3 million, or 9%, as compared to $14.4 million in the same period in 2021. The decrease principally resulted from lower general operating expenses and the absence of a foreign exchange loss, which we incurred in the first quarter of 2021, partially offset by increased costs for business travel and entertainment.
Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2022 were 29% compared to 21% for the same period in 2021. The increase in non-compensation expenses as a percentage of revenues resulted from the effect of spreading modestly lower non-compensation costs over much lower revenues in the first quarter of 2022 as compared to the same period in 2021.
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

Interest Expense
For the three months ended March 31, 2022, we incurred interest expense of $2.8 million as compared to $3.2 million for the same period in 2021. The decrease of $0.4 million principally related to lower borrowings outstanding as a result of accelerated debt repayments made during 2021.
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

Provision for Income Taxes
For the three months ended March 31, 2022, due to our pre-tax loss we recognized an income tax benefit of $5.2 million as compared to an income tax expense of $1.9 million for the same period in 2021.

The income tax benefit recognized during the first quarter of 2022 included an additional benefit of $1.1 million related to the tax effect of the vesting of restricted stock units at a market price higher than the grant price. For the first quarter of 2021, our income tax provision included a charge of $0.9 million related to the vesting of restricted stock units at a market price lower than the grant price. Excluding these benefits/charges, the effective tax rates for the three months ended March 31, 2022 as compared to the same period in 2021 would have been 24% and 26%, respectively. The slightly lower effective rate for the three months ended March 31 2022 principally resulted from higher U.K. earnings in 2022 as compared to 2021. The U.K. has a lower tax rate than the U.S.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under the credit agreement. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At March 31, 2022, we had cash and cash equivalents of $83.3 million.

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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2022, we had fees receivable of $31.4 million.
In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019, we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a new $375.0 million five-year term loan B facility (“TLB”).
Borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Our borrowing rates in the 3 month period ended March 31, 2022 ranged from 3.35% to 3.71%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that when we do the TLB will likely be converted to a SOFR term rate based facility. There can be no assurance the LIBOR phase out will not increase our cost of capital.
The TLB requires quarterly principal amortization payments of $4.7 million from September 30, 2019 through March 31, 2024, with the remaining balance due at maturity on April 12, 2024. The TLB permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. As a result of voluntary advance payments made in 2020 and 2021 we have repaid all required quarterly amortization payments due in advance of maturity. As of April 29, 2022 the remaining outstanding principal balance is $271.9 million and is due at maturity. Subject to the terms of the credit agreement, we may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
Future voluntary repayments on the TLB will be applied without penalty or premium. Based on the current outstanding balance of the TLB we have temporarily paused further principal repayments to maintain an appropriate level of trading liquidity in the loan facility in the event we elect to refinance in advance of maturity. We would consider refinancing, modifying or amending the TLB if market conditions were favorable and permitted us to improve some or all of terms, including an extension of the maturity date, a reduction of the borrowing rate, the modification of the restricted payment covenants and other actions to increase our flexibility with respect to our uses of free cash flow. We would consider making further repayments prior to maturity if interest rates increased meaningfully or we otherwise considered it a prudent use of our capital.
The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At March 31, 2022, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.

Since we announced our recapitalization in 2017, we have used the majority of the TLB borrowing proceeds along with a portion of our excess cash flow over the past several years to repurchase shares of our common stock through open market purchases (including pursuant to 10b5-1 plans) and tender offers. During 2022, we repurchased in the open market 481,674 shares of our common stock for $8.9 million and we are deemed to have repurchased 581,011 shares of common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities for $10.9 million.
For the period beginning February 1, 2022 through January 31, 2023 our Board of Directors has authorized $70.0 million in purchases of common stock and common stock equivalents (via tax withholding on vesting of restricted stock units). As of April 29, 2022, we had $55.0 million remaining and authorized for repurchase through January 2023. Future share repurchases are subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period ending January 31, 2023 or the amount authorized in any future period.
In February 2022, the Board of Directors declared a quarterly dividend payment of $0.10 per share payable on March 15, 2022. In April 2022, the Board also declared a quarterly dividend payment of $0.10 per share, which will be payable on June 15, 2022.
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
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at April 29, 2022, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $45.8 million (as calculated based upon the closing share price as of April 29, 2022 of $12.11 per share and assuming a withholding tax rate of 46% consistent with our recent experience) over the next five years, of which an additional $8.3 million remains payable in 2022, $13.0 million will be payable in 2023, $9.7 million will be payable in 2024, $8.9 million will be payable in 2025, $3.9 million will be payable in 2026, and $2.0 million will be payable in 2027. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may also award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at April 29, 2022, we estimate payments of $37.9 million over the next five years, of which $0.9 million remains payable in 2022, $11.9 million will be payable in 2023, $10.7 million will be payable in 2024, $9.6 million will be payable in 2025, and $4.8 million will be payable in 2026. We will realize a corporate income tax deduction at the time of payment.
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

Under the U.S federal tax law, we can repatriate foreign cash with minimal or no incremental tax burden. Subject to any limitations imposed by the Treasury Department and any future changes made to current tax law, we intend to repatriate our foreign cash dependent upon our needs for cash in the U.S. The amount of foreign cash we repatriate is subject to our estimated foreign operating and regulatory needs as well as our global cash management needs. Based on recent regulatory pronouncements in the U.K. and Europe our regulatory capital amounts are expected to modestly increase over the next few years.
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
Cash Flows
In the three months ended March 31, 2022, our cash and cash equivalents decreased by $51.3 million from December 31, 2021, including a decrease of $0.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $27.9 million for operating activities, which consisted of an operating loss of $4.9 million after giving effect to non-cash items and a net decrease in working capital of $23.0 million, principally from the payment of annual bonuses. We used $0.6 million in investing activities to fund leasehold improvements and equipment purchases. We used $22.3 million in financing activities, including $8.9 million for open market repurchases of our common stock, $10.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $2.4 million for the payment of dividends.
In the three months ended March 31, 2021, our cash and cash equivalents decreased by $24.8 million from December 31, 2020, including an increase of $0.2 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $7.3 million for operating activities, which consisted of $13.3 million from operating earnings after giving effect to non-cash items and a net decrease in working capital of $20.7 million, principally from the payment of annual bonuses. We used $1.8 million in investing activities principally to fund leasehold improvements and equipment purchases. We used $15.9 million in financing activities, including $5.0 million for open market repurchases of our common stock, $9.5 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $1.3 million for the payment of dividends.

Off-Balance Sheet Arrangements
We do not invest in off-balance sheet vehicles that provide financing, liquidity, market risk or credit risk support, or engage in any leasing or hedging activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the three months ended March 31, 2022, as compared to the same period in 2021, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and Australian dollar. In aggregate, there was minimal impact on our revenues in the three months ended March 31, 2022 as compared to the same period in 2021 as a result of the timing of recognition of foreign revenues. Even if the currency rates had changed more materially, the impact would not have had been significant to our foreign operations because our operating costs in foreign jurisdictions are denominated in local currency and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of March 31, 2022, we had $271.9 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of March 31, 2022, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $2.7 million.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the first quarter 2022:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2) (3)
January 1 - 31	263,571	$18.23	263,571	$72,710
February 1 - 28	218,103	$18.97	218,103	54,973,809
March 1 - 31	—	$0.00	—	54,973,809
Total	481,674		481,674	$54,973,809
_____________________________________________
(1)Excludes 581,011 common stock equivalents (e.g., vesting restricted stock units) we are deemed to have repurchased in February 2022 at an average price of $18.74 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)In February 2021, our Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of up to $50 million for the period ending January 31, 2022. The program expired on January 31, 2022 with repurchases of $49.9 million during the program period.
(3)In February 2022, our Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of up to $70.0 million for the period ending January 31, 2023. The dollar value of shares that may yet be repurchased is calculated based on the repurchases of equity securities disclosed in the table as well as the deemed repurchases of common stock equivalents discussed in note (1) above.

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
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended March 31, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2022

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer
1