Form 10-Q
period 2022-06-30
GREENHILL & CO INC
filed 2022-08-08
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of July 29, 2022, there were 17,891,898 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and cash equivalents ($6.9 million and $6.9 million restricted from use at June 30, 2022 and December 31, 2021, respectively)	$64,538	$134,624
Fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.3 million at June 30, 2022 and December 31, 2021, respectively	22,085	51,540
Other receivables	16,140	8,207
Property and equipment, net of accumulated depreciation of $20.3 million and $20.1 million at June 30, 2022 and December 31, 2021, respectively	22,392	22,919
Operating lease right-of-use asset	85,966	73,837
Goodwill	204,732	210,038
Deferred tax asset, net	62,778	58,579
Other assets	24,328	8,888
Total assets	$502,959	$568,632
Liabilities and Equity
Compensation payable	$21,567	$41,300
Accounts payable and accrued expenses	20,468	17,776
Current income taxes payable	2,944	12,345
Operating lease obligations	104,555	92,691
Secured term loan payable	268,736	267,840
Deferred tax liability	34,845	31,745
Total liabilities	453,115	463,697
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 52,350,271 and 50,621,563 shares issued as of June 30, 2022 and December 31, 2021, respectively; 17,881,323 and 18,066,226 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	524	506
Restricted stock units	48,702	56,495
Additional paid-in capital	994,378	969,719
Retained earnings	96,581	132,559
Accumulated other comprehensive income (loss)	(36,245)	(30,443)
Treasury stock, at cost, par value $0.01 per share; 34,468,948 and 32,555,337 shares as of June 30, 2022 and December 31, 2021, respectively	(1,054,096)	(1,023,901)
Stockholders’ equity	49,844	104,935
Total liabilities and equity	$502,959	$568,632

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$36,049	$43,237	$81,490	$112,161
Operating Expenses
Employee compensation and benefits	43,163	39,791	90,012	87,083
Occupancy and equipment rental	4,439	4,600	8,842	8,997
Depreciation and amortization	625	793	1,245	1,580
Information services	2,336	2,327	4,636	4,685
Professional fees	2,231	1,704	4,197	3,900
Travel related expenses	1,549	516	2,669	708
Other operating expenses	2,579	2,695	5,290	7,172
Total operating expenses	56,922	52,426	116,891	114,125
Total operating income (loss)	(20,873)	(9,189)	(35,401)	(1,964)
Interest expense	3,258	3,078	6,013	6,286
Income (loss) before taxes	(24,131)	(12,267)	(41,414)	(8,250)
Provision (benefit) for taxes	(5,399)	(3,442)	(10,576)	(1,509)
Net income (loss)	$(18,732)	$(8,825)	$(30,838)	$(6,741)
Average shares outstanding:
Basic	18,237,538	19,447,717	18,330,545	19,560,997
Diluted	18,237,538	19,447,717	18,330,545	19,560,997
Earnings (loss) per share:
Basic	$(1.03)	$(0.45)	$(1.68)	$(0.34)
Diluted	$(1.03)	$(0.45)	$(1.68)	$(0.34)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(18,732)	$(8,825)	$(30,838)	$(6,741)
Currency translation adjustment, net of tax	(7,722)	(602)	(5,802)	(1,153)
Comprehensive income (loss)	$(26,454)	$(9,427)	$(36,640)	$(7,894)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock, par value $0.01 per share
Common stock, beginning of the period	$519	$502	$506	$487
Common stock issued	5	3	18	18
Common stock, end of the period	524	505	524	505
Restricted stock units
Restricted stock units, beginning of the period	45,796	41,325	56,495	59,412
Restricted stock units recognized, net of forfeitures	8,660	6,693	16,403	15,039
Restricted stock units delivered	(5,754)	(3,887)	(24,196)	(30,320)
Restricted stock units, end of the period	48,702	44,131	48,702	44,131
Additional paid-in capital
Additional paid-in capital, beginning of the period	988,215	962,651	969,719	937,025
Common stock issued	6,163	3,832	24,659	29,458
Additional paid-in capital, end of the period	994,378	966,483	994,378	966,483
Retained earnings
Retained earnings, beginning of the period, as previously reported	117,895	96,192	132,559	95,424
Dividends	(2,582)	(1,253)	(5,140)	(2,569)
Net income (loss)	(18,732)	(8,825)	(30,838)	(6,741)
Retained earnings, end of the period	96,581	86,114	96,581	86,114
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(28,523)	(26,052)	(30,443)	(25,501)
Currency translation adjustment, net of tax	(7,722)	(602)	(5,802)	(1,153)
Accumulated other comprehensive income (loss), end of the period	(36,245)	(26,654)	(36,245)	(26,654)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(1,043,733)	(993,324)	(1,023,901)	(978,780)
Repurchased	(10,363)	(9,299)	(30,195)	(23,843)
Treasury stock, end of the period	(1,054,096)	(1,002,623)	(1,054,096)	(1,002,623)
Total stockholders’ equity	$49,844	$67,956	$49,844	$67,956

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$(30,838)	$(6,741)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	2,142	2,476
Net investment (gains) losses	—	(372)
Restricted stock units recognized, net	16,403	15,039
Deferred taxes, net	2,176	3,019
Allowance for doubtful accounts	(413)	43
Changes in operating assets and liabilities:
Fees receivable	29,869	53,810
Other receivables and assets	(23,372)	(17,163)
Compensation payable	(20,529)	(17,099)
Accounts payable and accrued expenses	2,907	(2,591)
Current income taxes payable	(9,401)	(1,635)
Net cash provided (used) by operating activities	(31,056)	28,786
Investing activities:
Proceeds from sales of investments	—	1,190
Distributions from investments	—	22
Purchases of property and equipment	(898)	(4,119)
Net cash used in investing activities	(898)	(2,907)
Financing activities:
Repayment of secured term loan	—	(20,000)
Dividends paid	(4,344)	(2,570)
Purchase of treasury stock	(30,195)	(23,843)
Net cash used in financing activities	(34,539)	(46,413)
Effect of exchange rate changes	(3,593)	349
Net decrease in cash and cash equivalents	(70,086)	(20,185)
Cash and cash equivalents, beginning of the period	134,624	112,703
Cash and cash equivalents, end of the period	$64,538	$92,518
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,063	$5,453
Cash paid for taxes, net of refunds	$4,556	$128

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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $13.3 million and $7.7 million as of June 30, 2022 and December 31, 2021, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the six months ended June 30, 2022 and June 30, 2021, the Company recognized $2.4 million and $3.6 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $0.8 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded net reversals of bad debt expense of $0.2 million and $0.1 million in the three months ended June 30, 2022 and 2021, respectively. The Company recorded a net reversal of bad debt expense of $0.4 million and bad debt expense of $0.1 million in the six months ended June 30, 2022 and 2021, respectively.
Included in the fees receivable balances at June 30, 2022 and December 31, 2021 were $2.0 million and $1.5 million, respectively, of long term receivables related to primary private capital advisory engagements which are generally paid in installments over a period of three years.
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of June 30,	As of December 31,
	2022	2021
	(in thousands)
	(unaudited)
Cash	$39,298	$57,008
Cash equivalents	18,355	70,689
Restricted cash - letters of credit	6,885	6,927
Total cash and cash equivalents	$64,538	$134,624
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of June 30, 2022 and December 31, 2021, the Company had Level 1 assets measured at fair value.
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
Assets Measured at Fair Value on a Recurring Basis as of June 30, 2022

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2022
	(in thousands, unaudited)
Assets
Cash equivalents	$18,355	$—	$—	$18,355
Total	$18,355	$—	$—	$18,355

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
	(in thousands)
Assets
Cash equivalents	$70,689	$—	$—	$70,689
Total	$70,689	$—	$—	$70,689

Note 5 — Loan Facilities
In April 2019, the Company refinanced borrowings made under its 2017 recapitalization plan with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”). Borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25% and had weighted average interest rates of 3.7% and 3.4% for the six months ended June 30, 2022 and 2021, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. The Term Loan Facility permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. As of June 30, 2022, the Company has repaid in advance all required quarterly amortization payments of the Term Loan Facility and the remaining outstanding principal balance of $271.9 million is due at maturity. Under the terms of the credit agreement, the Company may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At June 30, 2022, the Company was compliant with all loan covenants.
As of June 30, 2022, the Term Loan Facility had a principal balance of $271.9 million and its carrying value was $268.7 million. Deferred financing costs of $9.0 million are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million related to the amortization of deferred financing costs for each of the three months ended June 30, 2022 and 2021, and incremental interest expense of $0.9 million related to the amortization of such costs for each of the six months ended June 30, 2022 and 2021. At June 30, 2022, the fair value of the Term Loan Facility was approximately 97.5% of its outstanding principal balance. Since the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 - Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

Note 6 — Equity
Total dividend payments of $0.20 per share and $0.10 per share were paid to common stockholders for the six months ended June 30, 2022 and 2021, respectively. In addition, dividend equivalent payments of $1.5 million and $0.6 million were paid to or accrued for holders of restricted stock units for each of the six months ended June 30, 2022 and 2021, respectively.
During the six months ended June 30, 2022, the Company repurchased 1,130,208 common shares through open market transactions at an average price of $14.84, for a total cost of $16.8 million. Additionally, during the six months ended June 30, 2022, 1,716,969 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 783,403 shares at an average price of $17.14 per share for a total cost of $13.4 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

During the six months ended June 30, 2021, the Company repurchased 787,537 common shares through open market transactions at an average price of $15.87, for a total cost of $12.5 million. Additionally, during the six months ended June 30, 2021, 1,754,799 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 752,584 shares at an average price of $15.07 per share for a total cost of $11.3 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$(18,732)		$(8,825)		$(30,838)		$(6,741)
Denominator for basic EPS — weighted average number of shares	18,238		19,448		18,331		19,561
Add — dilutive effect of:
Restricted stock units	—	(1)	—	(1)	—	(1)	—	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	18,238	(1)	19,448	(1)	18,331	(1)	19,561	(1)
Earnings (loss) per share:
Basic EPS	$(1.03)		$(0.45)		$(1.68)		$(0.34)
Diluted EPS	$(1.03)		$(0.45)		$(1.68)		$(0.34)
____________________
(1) Excludes 3,811,000 and 4,593,000 unamortized restricted stock units that were antidilutive for the three months ended June 30, 2022 and 2021, respectively, and 4,404,000 and 4,396,000 for the six months ended June 30, 2022 and 2021, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2022		2021
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	7,799,509	$13.78	7,587,078	$14.68
Granted	1,802,436	16.13	2,356,183	12.96
Delivered	(1,763,049)	14.33	(1,830,792)	16.61
Forfeited	(47,598)	14.70	(298,885)	14.54
Outstanding, June 30,	7,791,298	$14.05	7,813,584	$13.80

Note 8 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the six months ended June 30, 2022 and 2021 include a net benefit of $1.0 million and a net charge of $0.6 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value greater than their grant price in 2022 and less than their grant price in 2021.

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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of June 30, 2022, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 9 — Leases
The Company leases office space for its operations around the globe. All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 14 years.
The undiscounted aggregate minimum future rental payments are as follows:

	As of
	June 30,	December 31,
	2022	2021
	(in thousands)
	(unaudited)
2022 (remainder)	$6,855	$13,583
2023	11,915	11,755
2024	10,906	10,976
2025	12,127	12,414
2026	10,734	11,016
Thereafter	86,575	88,121
Total lease payments	$139,112	$147,865
Less: minimum future rental payments for which the lease has not commenced(1)	—	(26,542)
Total lease payments for which the Company has a right-of-use-asset and corresponding liability	139,112	121,323
Plus: tenant incentive allowance utilized to finance leasehold improvements	10,189	10,560
Less: Interest	(44,746)	(39,192)
Present value of operating lease liabilities	$104,555	$92,691
______________________
(1) In December 2021, the Company entered into a new office lease in London for a 10 year term commencing with its right to use the premises in June 2022.

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

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2022, G&Co’s net capital was $8.0 million, which exceeded its requirement by $7.3 million. G&Co’s aggregate indebtedness to net capital ratio was 1.2 to 1 at June 30, 2022. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At June 30, 2022, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of Bafin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of June 30, 2022, GCI, Greenhill Europe, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On August 2, 2022, the Board of Directors of the Company declared a quarterly dividend of $0.10 per share. The dividend will be payable on September 28, 2022 to the common stockholders of record on September 14, 2022.

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

During 2022, we have recruited 3 additional client facing managing directors. With these recruits we have expanded our teams focused on coverage of financial sponsors, telecom infrastructure, and private capital advisory. In addition, as previously announced effective January 1, 2022, as part of our annual evaluation and promotion process we named 7 new client facing Managing Directors. We remain focused on adding more senior talent in the months to come. As of July 29, 2022, we had 80 client facing managing directors, including those whose recruitment we have announced to date.

Business Environment and Outlook /Factors Affecting Our Results
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. We are solely an advisory firm and our revenues are derived from fees we earn on advisory services related to M&A, financing advisory and restructuring, and private capital advisory transactions. In the first six months of 2022, market uncertainty and volatility caused by the war in Ukraine, inflationary pressures, supply chain issues and rising interest rates slowed the level of M&A announcements from the rapid pace of 2021. While we have continued to have a high level of client engagement, our revenue generation was light in the first half of 2022 due to the relative lack of large transaction completions. However, our backlog of activity continues to suggest that revenue generation this year is likely to play out very much like the three years before it, when we had a weak first half followed by a better second half and particularly a strong fourth quarter.
In terms of client activity and revenue, recent economic and market developments are impacting our expected sources of revenue in varying ways. By sector, we expect relatively good performances in consumer, energy, mining and telecom infrastructure. By region, we expect significant improvement in Europe relative to a weak performance last year, and we expect a second year of strong performances in Australia and Canada given higher commodity prices. By type of advice, the restructuring business is relatively quiet given low default rates, financing advisory is slower given tighter credit markets but M&A remains active even if overall global deal activity is well below last year's level.
While our historic focus on M&A advice for public companies is serving us well this year, we remain committed to the three strategic initiatives. First is expanding our coverage of financial sponsors. That client type is one that can make use of all our services, from M&A to financing and restructuring to capital raising and secondary sales of fund limited partner interests. We believe we made good progress on this initiative over the past 18 months. Second is winning more financing advisory roles. This activity is highly complementary to our restructuring advisory businesses for companies that are in financial distress. We made some progress in this area last year, but believe that the tremendous growth in the direct lending market creates a very large opportunity worth pursuing. Third is our private capital advisory business, where in the past 18 months we have built out a global team to raise primary capital for private funds of many types, including private equity, infrastructure, credit and others. That team is already in the market with a number of high quality fund offerings, and we expect that area to be a significant contributor to Firm revenue in years to come. At the same time, we continue to develop the secondary aspect of this business globally.
Globally, the number and volume of announced transactions decreased by 19% and 24%, respectively, in the six months ended June 30, 2022 versus the same period in the prior year. The number of completed transactions globally decreased by 18% while the volume of completed transactions increased by 7% in the same period due to the closings of larger transactions.
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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of July 29, 2022.

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
Revenues were $36.0 million in the second quarter of 2022 compared to $43.2 million in the second quarter of 2021, a decrease of $7.2 million, or 17%. The decrease principally resulted from fewer significant merger and acquisition transaction completion fees.
For the six months ended June 30, 2022, revenues were $81.5 million compared to $112.2 million in 2021, a decrease of $30.7 million, or 27%. The decrease principally resulted from fewer significant transaction completion fees.
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
Our total operating expenses for the second quarter of 2022 were $56.9 million, which compared to $52.4 million of total operating expenses for the second quarter of 2021. The increase in total operating expenses of $4.5 million, or 9%, resulted from higher compensation and benefits expenses and non-compensation operating expenses, each as described in more detail below.
For the six months ended June 30, 2022, our total operating expenses were $116.9 million, which compared to $114.1 million of total operating expenses for the first half of 2021. The increase in total operating expenses of $2.8 million, or 2%, resulted from an increase in our compensation and benefits expenses, partially offset by a decrease in our non-compensation operating expenses, each as described in more detail below.

The following table sets forth information relating to our operating expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, unaudited)
Employee compensation and benefits expenses	$43.2	$39.8	$90.0	$87.1
% of revenues	120%	92%	110%	78%
Non-compensation operating expenses	13.8	12.6	26.9	27.0
% of revenues	38%	29%	33%	24%
Total operating expenses	56.9	52.4	116.9	114.1
% of revenues	158%	121%	143%	102%
Total operating income (loss)	(20.9)	(9.2)	(35.4)	(2.0)
Operating profit margin	NM	NM	NM	NM
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
Our employee compensation and benefits expenses were $43.2 million in the second quarter of 2022 as compared to $39.8 million for the second quarter of 2021. The increase in expense of $3.4 million, or 8%, was principally due to growth in professional headcount and a market driven increase in salaries. The ratios of compensation to revenues for the second quarters in both 2022 and 2021 were elevated due to lower than average quarterly revenues.
For the six months ended June 30, 2022, our employee compensation and benefits expenses were $90.0 million compared to $87.1 million for the same period in 2021. The increase in expense of $2.9 million, or 3%, was principally attributable to headcount growth and higher salary levels of our professional staff. The ratio of compensation to revenues for the six month periods in 2022 and 2021 was elevated due to the low level of first half revenues in each year.
Our compensation expense is generally based upon revenues and can fluctuate materially in any particular period depending upon changes in headcount, amount of revenues recognized, as well as other factors. Accordingly, the amount of compensation expense recognized in any particular period may not be indicative of compensation expense in future periods.
Non-Compensation Operating Expenses
Our non-compensation operating expenses such as occupancy, depreciation, and information services are relatively fixed year to year although they may vary depending upon changes in headcount, geographic locations and other factors. Other expenses such as travel, professional fees and other operating expenses vary dependent on the level of business development, recruitment, foreign currency movements and the amount of reimbursable client expenses, which are reported in full in both our revenues and our operating expenses. It is management's objective to maintain comparable non-compensation costs year over year for each jurisdiction in which we operate. We monitor costs based on actual costs incurred in prior periods and on headcount and seek to gain operating efficiencies when possible. During the second half of 2022, we began the build out of new London space and expect to incur additional non-cash rent expense of approximately $1.6 million before we exit our existing space.
For the three months ended June 30, 2022, our non-compensation operating expenses of $13.8 million increased $1.2 million, or 9%, as compared to $12.6 million in the same period in 2021. The increase principally resulted from higher costs for business travel and entertainment.
Non-compensation expenses as a percentage of revenues for the three months ended June 30, 2022 were 38% compared to 29% for the same period in 2021. The increase in non-compensation expenses as a percentage of revenues resulted from the effect of spreading slightly higher non-compensation costs over lower revenues in the three months ended June 30, 2022 as compared to the same period in 2021.

For the first half of 2022, our non-compensation operating expenses of $26.9 million decreased $0.1 million, or 1% as compared to $27.0 million in the comparable period in 2021. The slight decrease principally resulted from the benefit of a small foreign currency gain compared to a small foreign currency loss in the same period in the prior year, partially offset by increased travel and entertainment costs.
Non-compensation expenses as a percentage of revenues for the six months ended June 30, 2022 were 33% compared to 24% for the same period in 2021. The increase in non-compensation expenses as a percentage of revenues resulted from the effect of spreading comparable non-compensation costs over much lower revenues in the first half of 2022 as compared to the same period in 2021.
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

Interest Expense
For the three months ended June 30, 2022, we incurred interest expense of $3.3 million as compared to $3.1 million for the same period in 2021. The increase of $0.2 million principally related to higher market borrowing rates in the second quarter of 2022 compared to the same period in 2021, offset in part by lower borrowings outstanding as a result of accelerated debt repayments made during 2021.
For the six months ended June 30, 2022, we incurred interest expense of $6.0 million, a decrease of $0.3 million as compared to $6.3 million for the same period in 2021. The decrease related to lower borrowings outstanding, offset in part by higher average market borrowing rates in the first six months of 2022 as compared to the same period in 2021.
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

Provision for Income Taxes
For the three months ended June 30, 2022, we recognized an income tax benefit of $5.4 million as compared to an income tax benefit of $3.4 million for the same period in 2021. The tax benefit recognized in the second quarter of 2022 increased as compared to the same period in 2021 as a result of a higher pre-tax loss in the recent three-month period.
For the six months ended June 30, 2022, due to our pre-tax loss we recognized an income tax benefit of $10.6 million, which included an additional benefit of $1.0 million related to the tax effect of the vesting of restricted stock units at a market price higher than the grant price. This compared to an income tax benefit for the six month period ended June 30, 2021 of $1.5 million, which included a charge of $0.6 million related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these benefits/charges, the effective tax rates for the six month periods ended June 30, 2022 and 2021 would have been 23% and 25%, respectively. The lower effective rate for the six months ended June 30, 2022 is principally the result of a greater portion of earnings expected to be generated in the relatively low tax jurisdiction of the U.K. in 2022 as compared to 2021.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under the credit agreement. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At June 30, 2022, we had cash and cash equivalents of $64.5 million.

We generate substantially all of our cash from advisory fees. Since we are solely a financial advisory services firm and we do not underwrite, trade securities, lend or have asset management services, we do not need to retain a significant amount of regulatory capital. Our cash needs thus are primarily a function of working capital requirements. We use our cash primarily for recurring operating expenses, the repayment and service of our debt, the repurchase of our common shares and other capital needs. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. In addition, we generally make interest payments on our debt on a monthly basis. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt service payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.

Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At June 30, 2022, we had fees receivable of $22.1 million. Because we can experience significant fluctuations in our quarterly revenues due to the timing of transaction closings, there can be periods (which may fall at any time of the calendar year) in which our cash outflows exceed the cash inflows we generate from operations. If our cash balance declined to a level where we were unable to support our capital and operating requirements, we would seek other funding sources.
In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019, we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a new $375.0 million five-year term loan B facility (“TLB”).
Borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Our borrowing rates in the six month period ended June 30, 2022 ranged from 3.35% to 4.92%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that when we do the TLB will likely be converted to a SOFR term rate based facility. There can be no assurance the LIBOR phase out will not increase our cost of capital.
The TLB requires quarterly principal amortization payments of $4.7 million from September 30, 2019 through March 31, 2024, with the remaining balance due at maturity on April 12, 2024. The TLB permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. As a result of voluntary advance payments made in 2020 and 2021 we have repaid all required quarterly amortization payments due in advance of maturity. As of July 29, 2022 the remaining outstanding principal balance is $271.9 million and is due at maturity. Subject to the terms of the credit agreement, we may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
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
The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At June 30, 2022, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
Since we announced our recapitalization in 2017, we have used the majority of the TLB borrowing proceeds along with a portion of our excess cash flow over the past several years to repurchase shares of our common stock through open market purchases (including pursuant to 10b5-1 plans) and tender offers. During 2022, we repurchased in the open market 1,130,208 shares of our common stock for $16.8 million and we are deemed to have repurchased 783,403 shares of common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities for $13.4 million.
For the period beginning February 1, 2022 through January 31, 2023 our Board of Directors has authorized $70.0 million in purchases of common stock and common stock equivalents (via tax withholding on vesting of restricted stock units). As of July 29, 2022, we had $44.6 million remaining and authorized for repurchase through January 2023. Future share repurchases are subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period ending January 31, 2023 or the amount authorized in any future period.
In the first half of 2022, the Board of Directors declared quarterly dividend payments of $0.10 per share payable in March and June. In August 2022, the Board also declared a quarterly dividend payment of $0.10 per share, which will be payable on September 28, 2022.
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
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at July 29, 2022, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $31.2 million (as calculated based upon the closing share price as of July 29, 2022 of $8.70 per share and assuming a withholding tax rate of 46% consistent with our recent experience) over the next five years, of which an additional $4.2 million remains payable in 2022, $9.3 million will be payable in 2023, $7.0 million will be payable in 2024, $6.4 million will be payable in 2025, $2.8 million will be payable in 2026, and $1.5 million will be payable in 2027. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases may be greater or less than the amounts calculated above. Our credit agreement limits the amount we may use for common stock and common stock equivalent share repurchases. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may also award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at July 29, 2022, we estimate payments of $36.7 million over the next five years, of which $0.9 million remains payable in 2022, $11.5 million will be payable in 2023, $10.3 million will be payable in

2024, $9.3 million will be payable in 2025, and $4.7 million will be payable in 2026. We will realize a corporate income tax deduction at the time of payment.
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

We operate in multiple countries in North America, Europe, Australia and Asia. As a financial services firm, we are subject to extensive regulation by governments, their respective agencies and/or various self-regulatory organizations or exchanges in each of the countries in which we operate. Each regulator imposes varying degrees of regulatory requirements which generally include net capital requirements, customer protection and market conduct requirements. The amount of regulatory capital required by each regulatory authority varies and may change through the implementation of new regulations or a change in our business operations. Due to the enactment of new regulatory standards in the U.K. and the relocation of our European headquarters to Germany, our regulatory capital requirements in the U.K. and Europe have increased moderately from historically very nominal levels. Elsewhere in the world we are also subject to varying capital requirements. To comply with these requirements, we may need to retain cash in certain jurisdictions in excess of our forecasted working capital needs. In the event we need additional capital in one or more locations we may be required to fund those needs by withdrawing capital from another jurisdiction, subject to limitations imposed on intercompany lending by our credit agreement.
While we believe that the cash generated from operations will be sufficient to meet our expected operating needs, which include, among other things, our tax obligations, interest and principal payments on our loan facilities, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. However, there is no assurance that our cash flow will be sufficient to allow us to meet our operating obligations and make timely principal and interest payments under the credit agreement. If we are unable to fund our operating and debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the credit agreement could result in a default. A default of our credit agreement would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Further, a failure to maintain adequate regulatory capital in one or more jurisdictions could result in sanctions, a suspension of our regulatory license in such locations or limit or prohibit us from conducting operations.
Cash Flows
In the six months ended June 30, 2022, our cash and cash equivalents decreased by $70.1 million from December 31, 2021, including a decrease of $3.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $31.1 million for operating activities, which consisted of an operating loss of $10.5 million after giving effect to non-cash items and a net increase in working capital of $20.5 million, principally from the payment of annual bonuses. We used $0.9 million in investing activities to fund leasehold improvements and equipment purchases. We used $34.5 million in financing activities, including $16.8 million for open market repurchases of our common stock, $13.4 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $4.3 million for the payment of dividends.
In the six months ended June 30, 2021, our cash and cash equivalents decreased by $20.2 million from December 31, 2020, including an increase of $0.3 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We generated $28.8 million from operating activities, which consisted of $13.5 million from operating earnings after giving effect to non-cash items and a net decrease in working capital of $15.3 million, principally from the collection of fees receivables. We used $2.9 million in investing activities principally to fund leasehold improvements and equipment purchases. We used $46.4 million in financing activities, including $20.0 million for the advance repayment of the term loan, $12.5 million for open market repurchases of our common stock, $11.3 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $2.6 million for the payment of dividends.

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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the six months ended June 30, 2022, as compared to the same period in 2021, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and Australian dollar. In aggregate, there was a slight negative impact on our revenues in the six months ended June 30, 2022 as compared to the same period in 2021 as a result of the timing of recognition of foreign revenues. Even if the currency rates had changed more materially, the impact would not have had been significant to our foreign operations because our operating costs in foreign jurisdictions are denominated in local currency and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of June 30, 2022, we had $271.9 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of June 30, 2022, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $2.7 million.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the second quarter 2022:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - 30	—	$0.00	—	$54,973,809
May 1 - 31	454,904	$12.39	454,904	46,801,136
June 1 - 30	193,630	$11.31	193,630	44,611,326
Total	648,534		648,534	$44,611,326
_____________________________________________
(1)Excludes 202,392 common stock equivalents (e.g., vesting restricted stock units) we are deemed to have repurchased in May 2022 at an average price of $12.54 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the first six months of 2022, the table excludes 783,403 shares we are deemed to have repurchased at an average price of $17.14 per share from employees in conjunction with payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)In February 2022, our Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of up to $70.0 million for the period ending January 31, 2023. The dollar value of shares that may yet be repurchased is calculated based on the repurchases of equity securities disclosed in the table as well as the deemed repurchases of common stock equivalents discussed in note (1) above.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of Greenhill & Co., Inc. Amended 2019 Equity Incentive Plan Restricted Stock Unit Award Notification for MDs
10.2*	Form of Greenhill & Co., Inc. Amended 2019 Equity Incentive Plan Deferred Cash Notification for US
10.3*	Form of Greenhill & Co., Inc. Amended 2019 Equity Incentive Plan Deferred Cash Notification for GBP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended June 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Management contract or compensatory plan or arrangement
**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2022

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer
1