Form 10-Q
period 2022-09-30
GREENHILL & CO INC
filed 2022-11-08
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of October 31, 2022, there were 17,785,412 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and cash equivalents ($6.8 million and $6.9 million restricted from use at September 30, 2022 and December 31, 2021, respectively)	$64,312	$134,624
Fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively	50,255	51,540
Other receivables	12,080	8,207
Property and equipment, net of accumulated depreciation of $20.2 million and $20.1 million at September 30, 2022 and December 31, 2021, respectively	24,198	22,919
Operating lease right-of-use asset	86,910	73,837
Goodwill	196,656	210,038
Deferred tax asset, net	68,108	58,579
Other assets	17,065	8,888
Total assets	$519,584	$568,632
Liabilities and Equity
Compensation payable	$23,035	$41,300
Accounts payable and accrued expenses	21,603	17,776
Current income taxes payable	5,943	12,345
Operating lease obligations	105,717	92,691
Secured term loan payable	269,185	267,840
Deferred tax liability	35,960	31,745
Total liabilities	461,443	463,697
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 52,433,947 and 50,621,563 shares issued as of September 30, 2022 and December 31, 2021, respectively; 17,936,308 and 18,066,226 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	525	506
Restricted stock units	53,836	56,495
Additional paid-in capital	996,321	969,719
Retained earnings	108,365	132,559
Accumulated other comprehensive income (loss)	(46,571)	(30,443)
Treasury stock, at cost, par value $0.01 per share; 34,497,639 and 32,555,337 shares as of September 30, 2022 and December 31, 2021, respectively	(1,054,335)	(1,023,901)
Stockholders’ equity	58,141	104,935
Total liabilities and equity	$519,584	$568,632

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$81,145	$88,646	$162,635	$200,807
Operating Expenses
Employee compensation and benefits	45,265	44,390	135,277	131,473
Occupancy and equipment rental	4,954	4,628	13,796	13,625
Depreciation and amortization	635	722	1,880	2,302
Information services	2,504	2,476	7,140	7,161
Professional fees	1,774	2,431	5,971	6,331
Travel related expenses	1,541	815	4,210	1,523
Other operating expenses	1,492	2,822	6,782	9,994
Total operating expenses	58,165	58,284	175,056	172,409
Total operating income (loss)	22,980	30,362	(12,421)	28,398
Interest expense	4,369	2,985	10,382	9,271
Income (loss) before taxes	18,611	27,377	(22,803)	19,127
Provision (benefit) for taxes	4,400	7,233	(6,176)	5,724
Net income (loss)	$14,211	$20,144	$(16,627)	$13,403
Average shares outstanding:
Basic	17,935,848	19,046,407	18,197,533	19,387,582
Diluted	21,095,880	23,751,697	18,197,533	24,192,080
Earnings (loss) per share:
Basic	$0.79	$1.06	$(0.91)	$0.69
Diluted	$0.67	$0.85	$(0.91)	$0.55

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$14,211	$20,144	$(16,627)	$13,403
Currency translation adjustment, net of tax	(10,326)	(4,035)	(16,128)	(5,188)
Comprehensive income (loss)	$3,885	$16,109	$(32,755)	$8,215

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock, par value $0.01 per share
Common stock, beginning of the period	$524	$505	$506	$487
Common stock issued	1	1	19	19
Common stock, end of the period	525	506	525	506
Restricted stock units
Restricted stock units, beginning of the period	48,702	44,131	56,495	59,412
Restricted stock units recognized, net of forfeitures	6,814	7,496	23,218	22,535
Restricted stock units delivered	(1,680)	(2,181)	(25,877)	(32,501)
Restricted stock units, end of the period	53,836	49,446	53,836	49,446
Additional paid-in capital
Additional paid-in capital, beginning of the period	994,378	966,483	969,719	937,025
Common stock issued	1,943	2,166	26,602	31,624
Additional paid-in capital, end of the period	996,321	968,649	996,321	968,649
Retained earnings
Retained earnings, beginning of the period, as previously reported	96,581	86,114	132,559	95,424
Dividends	(2,427)	(1,300)	(7,567)	(3,869)
Net income (loss)	14,211	20,144	(16,627)	13,403
Retained earnings, end of the period	108,365	104,958	108,365	104,958
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(36,245)	(26,654)	(30,443)	(25,501)
Currency translation adjustment, net of tax	(10,326)	(4,035)	(16,128)	(5,188)
Accumulated other comprehensive income (loss), end of the period	(46,571)	(30,689)	(46,571)	(30,689)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(1,054,096)	(1,002,623)	(1,023,901)	(978,780)
Repurchased	(239)	(9,527)	(30,434)	(33,370)
Treasury stock, end of the period	(1,054,335)	(1,012,150)	(1,054,335)	(1,012,150)
Total stockholders’ equity	$58,141	$80,720	$58,141	$80,720

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$(16,627)	$13,403
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	3,225	3,647
Net investment (gains) losses	18	(373)
Restricted stock units recognized, net	23,218	22,535
Deferred taxes, net	(1,470)	8,089
Allowance for doubtful accounts	(335)	94
Changes in operating assets and liabilities:
Fees receivable	1,621	38,294
Other receivables and assets	(12,066)	(10,061)
Compensation payable	(19,686)	(14,680)
Accounts payable and accrued expenses	4,523	655
Current income taxes payable	(6,402)	2,581
Net cash provided (used) by operating activities	(23,981)	64,184
Investing activities:
Proceeds from sales of investments	—	1,190
Distributions from investments	—	32
Purchases of property and equipment	(3,600)	(4,335)
Net cash used in investing activities	(3,600)	(3,113)
Financing activities:
Repayment of secured term loan	—	(35,000)
Dividends paid	(6,148)	(4,171)
Purchase of treasury stock	(30,434)	(33,370)
Net cash used in financing activities	(36,582)	(72,541)
Effect of exchange rate changes	(6,149)	(798)
Net decrease in cash and cash equivalents	(70,312)	(12,268)
Cash and cash equivalents, beginning of the period	134,624	112,703
Cash and cash equivalents, end of the period	$64,312	$100,435
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,541	$7,989
Cash paid for taxes, net of refunds	$4,823	$(1,471)

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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $13.9 million and $7.7 million as of September 30, 2022 and December 31, 2021, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the nine months ended September 30, 2022 and September 30, 2021, the Company recognized $3.8 million and $3.7 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $0.7 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.1 million in each of the three months ended September 30, 2022 and 2021, respectively. The Company recorded a net reversal of bad debt expense of $0.3 million and bad debt expense of $0.1 million in the nine months ended September 30, 2022 and 2021, respectively.
Included in the fees receivable balances at September 30, 2022 and December 31, 2021 were $3.5 million and $1.5 million, respectively, of long term receivables related to primary private capital advisory engagements which are generally paid in installments over a period of three years.
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2022	2021
	(in thousands)
	(unaudited)
Cash	$36,511	$57,008
Cash equivalents	20,984	70,689
Restricted cash - letters of credit	6,817	6,927
Total cash and cash equivalents	$64,312	$134,624
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of September 30, 2022 and December 31, 2021, the Company had Level 1 assets measured at fair value.
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
Assets Measured at Fair Value on a Recurring Basis as of September 30, 2022

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2022
	(in thousands, unaudited)
Assets
Cash equivalents	$20,984	$—	$—	$20,984
Total	$20,984	$—	$—	$20,984

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
	(in thousands)
Assets
Cash equivalents	$70,689	$—	$—	$70,689
Total	$70,689	$—	$—	$70,689

Note 5 — Loan Facilities
In April 2019, the Company refinanced borrowings made under its 2017 recapitalization plan with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”). Borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25% and had weighted average interest rates of 4.4% and 3.4% for the nine months ended September 30, 2022 and 2021, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024, with the remaining outstanding balance due at maturity on April 12, 2024. The Term Loan Facility permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. As of September 30, 2022, the Company has repaid in advance all required quarterly amortization payments of the Term Loan Facility and the remaining outstanding principal balance of $271.9 million is due at maturity. Under the terms of the credit agreement, the Company may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions which, for the avoidance of doubt, such security interest shall not include any assets of regulated subsidiaries that are not permitted to be pledged by law, statute or regulation, including cash held by regulated subsidiaries and any other capital required to meet and maintain regulatory capital requirements. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At September 30, 2022, the Company was compliant with all loan covenants.
As of September 30, 2022, the Term Loan Facility had a principal balance of $271.9 million and its carrying value was $269.2 million. Deferred financing costs of $9.0 million are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million related to the amortization of deferred financing costs for each of the three months ended September 30, 2022 and 2021, and incremental interest expense of $1.3 million related to the amortization of such costs for each of the nine months ended September 30, 2022 and 2021. At September 30, 2022, the fair value of the Term Loan Facility was approximately 97.5% of its outstanding principal balance. Since the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 - Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

Note 6 — Equity
Total dividend payments of $0.30 per share and $0.15 per share were paid to common stockholders for the nine months ended September 30, 2022 and 2021, respectively. In addition, dividend equivalent payments of $2.1 million and $1.0 million were paid to or accrued for holders of restricted stock units for each of the nine months ended September 30, 2022 and 2021, respectively.
During the nine months ended September 30, 2022, the Company repurchased 1,130,208 common shares through open market transactions at an average price of $14.84, for a total cost of $16.8 million. Additionally, during the nine months ended September 30, 2022, 1,790,070 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 812,094 shares at an average price of $16.83 per share for a total cost of $13.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the nine months ended September 30, 2021, the Company repurchased 1,390,374 common shares through open market transactions at an average price of $15.47, for a total cost of $21.5 million. Additionally, during the nine months ended September 30, 2021, 1,835,216 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 786,974 shares at an average price of $15.08 per share for a total cost of $11.9 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022		2021
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$14,211	$20,144	$(16,627)		$13,403
Denominator for basic EPS — weighted average number of shares	17,936	19,046	18,198		19,388
Add — dilutive effect of:
Restricted stock units	3,160	4,705	—	(1)	4,804
Denominator for diluted EPS — weighted average number of shares and dilutive securities	21,096	23,752	18,198	(1)	24,192
Earnings (loss) per share:
Basic EPS	$0.79	$1.06	$(0.91)		$0.69
Diluted EPS	$0.67	$0.85	$(0.91)		$0.55
____________________
(1) Excludes 4,255,000 unamortized restricted stock units that were antidilutive for the nine months ended September 30, 2022, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2022		2021
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	7,799,509	$13.78	7,587,078	$14.68
Granted	1,810,570	16.10	2,461,261	13.07
Delivered	(1,836,150)	14.77	(1,911,209)	16.99
Forfeited	(251,177)	14.12	(407,930)	13.87
Outstanding, September 30,	7,522,752	$13.91	7,729,200	$13.71

Note 8 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate varies depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provisions for income taxes for the nine months ended September 30, 2022 and 2021 include a net benefit of $0.8 million and a net charge of $0.7 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value greater than their grant price in 2022 and less than their grant price in 2021.

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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of September 30, 2022, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 9 — Leases
The Company leases office space for its operations around the globe. All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 14 years.
The undiscounted aggregate minimum future rental payments are as follows:

	As of
	September 30,	December 31,
	2022	2021
	(in thousands)
	(unaudited)
2022 (remainder)	$3,346	$13,583
2023	11,630	11,755
2024	11,709	10,976
2025	12,875	12,414
2026	11,608	11,016
Thereafter	89,084	88,121
Total lease payments	$140,252	$147,865
Less: minimum future rental payments for which the lease has not commenced(1)	—	(26,542)
Total lease payments for which the Company has a right-of-use-asset and corresponding liability	140,252	121,323
Plus: tenant incentive allowance utilized to finance leasehold improvements	10,004	10,560
Less: Interest	(44,539)	(39,192)
Present value of operating lease liabilities	$105,717	$92,691
______________________
(1) In December 2021, the Company entered into a new office lease in London for a 10 year term commencing with its right to use the premises in June 2022.

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	September 30,	December 31,
	2022	2021
	(unaudited)
Weighted average remaining lease term in years	11.1	11.5
Weighted average discount rate	6.8%	6.8%

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.

G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2022, G&Co’s net capital was $3.2 million, which exceeded its requirement by $2.6 million. G&Co’s aggregate indebtedness to net capital ratio was 2.9 to 1 at September 30, 2022. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At September 30, 2022, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of Bafin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of September 30, 2022, GCI, Greenhill Europe, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On November 2, 2022, the Board of Directors of the Company declared a quarterly dividend of $0.10 per share. The dividend will be payable on December 21, 2022 to the common stockholders of record on December 7, 2022.

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
During 2022, we have recruited 3 additional client facing managing directors. With these recruits we have expanded our teams focused on coverage of financial sponsors, telecom infrastructure, and private capital advisory. In addition, as previously announced effective January 1, 2022, as part of our annual evaluation and promotion process we named 7 new client facing Managing Directors. We have many active recruiting dialogues in progress and remain focused on adding more senior talent in the months to come. As of October 31, 2022, we had 79 client facing managing directors.

Business Environment and Outlook /Factors Affecting Our Results
Global and Regional Transaction Activity. Economic conditions and global financial markets can materially affect our financial performance. We are solely an advisory firm and our revenues are derived from fees we earn on advisory services related to M&A, financing advisory and restructuring, and private capital advisory transactions. In the first nine months of 2022, market uncertainty and volatility caused by the war in Ukraine, inflationary pressures, supply chain issues and rising interest rates slowed the level of M&A announcements from the rapid pace of 2021. While our firm is of a size where our revenue is not necessarily closely tied to the ups and downs of global markets, our expectations of strong second half and a respectable full year revenue outcome remain in place.
In terms of client activity and revenue, we have seen a particularly strong level of activity in industrials and telecom infrastructure, with most other sectors also set to make a reasonable contribution. By region, we are seeing an improved contribution from Europe and a second year of strong performances in Australia and Canada given the higher commodity prices that benefit those markets. In total, it looks like about 40% of our revenue this year will come from clients based outside the US, which is about average for us in recent years and positive in the face of very weak currencies outside the US. By type of advice, our M&A business will be the dominant producer this year, but we have recently seen restructuring activity start to ramp up fairly quickly given challenging credit markets.
Looking ahead to next year, we expect to see a substantial increase in restructuring activity and related revenue. In addition, business conditions for M&A should continue to be favorable in Australia and Canada. And in the US, we believe the well capitalized public companies that have always constituted a large part of our client base will also continue to be active in strategic M&A. Lastly, we expect the recent buildup of our private capital advisory team to pay significant dividends next year in term of increased fees for primary fund raising as well as secondary transactions.
While our historic focus on M&A advice for public companies is serving us well this year, we remain committed to the three strategic initiatives. First, is expanding our coverage of financial sponsors to supplement our historic public company client base. That client type is one that can make use of all our services, from M&A to financing and restructuring to capital raising and secondary sales of fund limited partner interests. We believe we made good progress on this initiative over the past two years. Second, is winning more financing advisory roles. This activity is highly complementary to our restructuring advisory businesses for companies that are in financial distress. We made some progress in this area last year, but believe that the tremendous growth in the direct lending market creates a very large opportunity worth pursuing. Third, is our private capital advisory business, where in the past two years we have built out a global team to raise primary capital for private funds of many types, including private equity, infrastructure, credit and others. That team is already in the market with a number of high quality fund offerings, and we expect that area to be a significant contributor to our revenue in years to come. At the same time, we continue to develop the secondary aspect of this business globally. Further, apart from those particular initiatives, we aim to increase our scale in most areas of our business. And in that regard we expect a strong recruiting year in 2023 given the challenges that investment banking groups at the large banks are facing.
Globally, the number and volume of announced transactions decreased by 20% and 35%, respectively, in the nine months ended September 30, 2022 versus the same period in the prior year. The number and volume of completed transactions globally decreased by 20% and 13%, respectively, in the same period.
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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of October 31, 2022.

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
Revenues were $81.1 million in the third quarter of 2022 compared to $88.6 million in the third quarter of 2021, a decrease of $7.5 million, or 8%. The decrease principally resulted from a decline in financing advisory and restructuring completion fees, offset in part by an increase in merger and acquisition transaction completion fees.
For the nine months ended September 30, 2022, revenues were $162.6 million compared to $200.8 million in 2021, a decrease of $38.2 million, or 19%. The decrease principally resulted from a decline in restructuring completion and retainer fees.
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
Our total operating expenses for the third quarter of 2022 were $58.2 million, which compared to $58.3 million of total operating expenses for the third quarter of 2021. The slight decrease in total operating expenses of $0.1 million resulted from a decrease in our non-compensation operating expenses, partially offset by an increase in compensation and benefits expenses, each as described in more detail below. Our operating profit margin was 28% for the third quarter of 2022 as compared to 34% for the same period in 2021.
For the nine months ended September 30, 2022, our total operating expenses were $175.1 million, which compared to $172.4 million of total operating expenses for the first nine months of 2021. The increase in total operating expenses of $2.7 million, or 2%, resulted from an increase in our compensation and benefits expenses, partially offset by a decrease in our non-compensation operating expenses, each as described in more detail below.

The following table sets forth information relating to our operating expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, unaudited)
Employee compensation and benefits expenses	$45.3	$44.4	$135.3	$131.5
% of revenues	56%	50%	83%	65%
Non-compensation operating expenses	12.9	13.9	39.8	40.9
% of revenues	16%	16%	24%	20%
Total operating expenses	58.2	58.3	175.1	172.4
% of revenues	72%	66%	108%	86%
Total operating income (loss)	23.0	30.4	(12.4)	28.4
Operating profit margin	28%	34%	NM	NM
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
Our employee compensation and benefits expenses were $45.3 million in the third quarter of 2022 as compared to $44.4 million for the third quarter of 2021. The increase in expense of $0.9 million, or 2%, was principally due to growth in professional headcount and a market driven increase in salaries. The ratio of compensation to revenues was 56% for the third quarter of 2022 as compared to 50% for the same period in the prior year. The ratio of compensation to revenues in the third quarters of 2022 and 2021 were adjusted lower than our annual targeted ratio in order to reduce the year to date ratio toward our targeted year end ratio.
For the nine months ended September 30, 2022, our employee compensation and benefits expenses were $135.3 million compared to $131.5 million for the same period in 2021. The increase in expense of $3.8 million, or 3%, was principally attributable to headcount growth and higher salary levels of our professional staff. The ratio of compensation to revenues for the nine month period in 2022 was 83% as compared to 65% for the same period in 2021. The increase in the ratio of compensation to revenues for the nine month period in 2022 as compared to the same period in 2021 resulted from the effect of spreading slightly higher compensation and benefits expenses over lower revenues.
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
For the three months ended September 30, 2022, our non-compensation operating expenses of $12.9 million decreased $1.0 million, or 7%, as compared to $13.9 million in the same period in 2021. The decrease principally resulted from the benefit of foreign currency gains and lower professional fees, partially offset by higher costs for business travel and entertainment and increased occupancy cost during the build out of a new London office.

Non-compensation expenses as a percentage of revenues for the three months ended September 30, 2022 and 2021 remained constant at 16%.
For the first nine months of 2022, our non-compensation operating expenses of $39.8 million decreased $1.1 million, or 3% as compared to $40.9 million in the comparable period in 2021. The decrease principally resulted from the benefit of foreign currency gains compared to foreign currency losses in the same period in the prior year, partially offset by increased travel and entertainment costs.
Non-compensation expenses as a percentage of revenues for the nine months ended September 30, 2022 were 24% compared to 20% for the same period in 2021. The increase in non-compensation expenses as a percentage of revenues resulted from the effect of spreading lower non-compensation costs over much lower revenues in the first nine months of 2022 as compared to the same period in 2021.
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

Interest Expense
For the three months ended September 30, 2022, we incurred interest expense of $4.4 million as compared to $3.0 million for the same period in 2021. The increase of $1.4 million principally related to higher market borrowing rates in the third quarter of 2022 compared to the same period in 2021, offset in part by lower borrowings outstanding.
For the nine months ended September 30, 2022, we incurred interest expense of $10.4 million, an increase of $1.1 million as compared to $9.3 million for the same period in 2021. The increase related to higher average market borrowing rates, offset in part by lower average borrowings outstanding as a result of accelerated debt repayments made during 2021.
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

Provision for Income Taxes
For the three months ended September 30, 2022, we recognized an income tax expense of $4.4 million, reflecting an effective tax rate of 24%. This compared to an income tax expense for the three months ended September 30, 2021 of $7.2 million, reflecting an effective tax rate of 26%. The decrease in the provision for income taxes in the third quarter of 2022 as compared to the same period in the prior year was attributable to lower pre-tax income and a slightly lower effective tax rate due to the generation of a greater proportion of earnings in the relatively low tax jurisdiction of the U.K. in 2022 as compared to 2021.
For the nine months ended September 30, 2022, due to our pre-tax loss we recognized an income tax benefit of $6.2 million, which included an additional benefit of $0.8 million related to the tax effect of the vesting of restricted stock units at a market price higher than the grant price. This compared to income tax expense for the nine month period ended September 30, 2021 of $5.7 million, which included a charge of $0.7 million related to the tax effect of the difference between the grant price value and the market price value of restricted stock awards at the time of the vesting. Excluding these benefits/charges, the effective tax rates for the nine month periods ended September 30, 2022 and 2021 would have been 24% and 26%, respectively. The lower effective rate for the nine months ended September 30, 2022 is principally the result of a greater portion of earnings expected to be generated in the U.K. in 2022 as discussed above.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under the credit agreement. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At September 30, 2022, we had cash and cash equivalents of $64.3 million. Due to transaction activity and fee collection during October, at October 31, 2022 we had cash and cash equivalents of approximately $85.7 million.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At September 30, 2022, we had fees receivable of $50.3 million. Because we can experience significant fluctuations in our quarterly revenues due to the timing of transaction closings, there can be periods (which may fall at any time of the calendar year) in which our cash outflows exceed the cash inflows we generate from operations. If our cash balance declined to a level where we were unable to support our capital and operating requirements, we would seek other funding sources.
In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019, we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a new $375.0 million five-year term loan B facility (“TLB”).
Borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Our borrowing rates in the nine month period ended September 30, 2022 ranged from 3.35% to 6.30%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that we will likely convert to a SOFR term rate based facility in early 2023 or at the time of a refinancing of our TLB. There can be no assurance the LIBOR phase out will not increase our cost of capital.
The TLB requires quarterly principal amortization payments of $4.7 million from September 30, 2019 through March 31, 2024, with the remaining balance due at maturity on April 12, 2024. The TLB permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. As a result of voluntary advance payments made in 2020 and 2021 we have repaid all required quarterly amortization payments due in advance of maturity. As of October 31, 2022, the remaining outstanding principal balance is $271.9 million and is due at maturity. Subject to the terms of the credit agreement, we may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
Future voluntary repayments on the TLB will be applied without penalty or premium. Based on the current outstanding balance of the TLB we have temporarily paused further principal repayments to maintain an appropriate level of trading liquidity in the loan facility in advance of maturity. We intend to refinance the loan facility in advance of maturity and will seek to optimize the timing of such refinancing when credit market conditions are more favorable. As part of a refinancing we expect to extend the maturity date for a term similar to our past borrowings and otherwise seek similar terms to our existing loan facility. Based on current market conditions, there can be no assurance that we will be able to refinance the TLB on terms that are similar to our existing facility.
The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At September 30, 2022, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
Since we announced our recapitalization in 2017, we have used the majority of the TLB borrowing proceeds along with a portion of our excess cash flow over the past several years to repurchase shares of our common stock through open market purchases (including pursuant to 10b5-1 plans) and tender offers. For the year to date period ended October 31, 2022, we have repurchased in the open market 1,297,517 shares of our common stock for $17.9 million and we are deemed to have repurchased 812,094 shares of common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities for $13.7 million.
For the period beginning February 1, 2022 through January 31, 2023 our Board of Directors has authorized $70.0 million in purchases of common stock and common stock equivalents (via tax withholding on vesting of restricted stock units). As of October 31, 2022, we had $43.3 million remaining and authorized for repurchase through January 2023. Future share repurchases are subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period ending January 31, 2023 or the amount authorized in any future period.
In the first nine months of 2022, the Board of Directors declared quarterly dividend payments of $0.10 per share payable in March, June and September. In November 2022, the Board also declared a quarterly dividend payment of $0.10 per share, which will be payable on December 21, 2022.
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
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to five-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at October 31, 2022, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $24.5 million (as calculated based upon the closing share price as of October 31, 2022 of $7.09 per share and assuming a withholding tax rate of 46% consistent with our recent experience) over the next five years, of which an additional $2.9 million remains payable in 2022, $7.5 million will be payable in 2023, $5.6 million will be payable in 2024, $5.2 million will be payable in 2025, $2.3 million will be payable in 2026, and $1.1 million will be payable in 2027. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases may be greater or less than the amounts calculated above. Our credit agreement limits the amount we may use for common stock and common stock equivalent share repurchases. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may also award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to five year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at October 31, 2022, we estimate payments of $34.9 million over the next five years, of which $0.3 million remains payable in 2022, $11.1 million will be payable in 2023, $9.9 million will be payable in 2024, $9.0 million will be payable in 2025, and $4.6 million will be payable in 2026. We will realize a corporate income tax deduction at the time of payment.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. From time to time we incur leasehold improvements related to the build out of new space. During 2022, we are relocating our London office and expect to incur leasehold costs of approximately $7.0 million, excluding the benefit of lease incentives, of which approximately $3.0 million has been incurred. There are no other large leasehold improvement expenditures planned in the near-term.
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
We operate in multiple countries in North America, Europe, Australia and Asia. As a financial services firm, we are subject to extensive regulation by governments, their respective agencies and/or various self-regulatory organizations or exchanges in each of the countries in which we operate. Each regulator imposes varying degrees of regulatory requirements which generally include net capital, customer protection and market conduct requirements. The amount of regulatory capital required by each regulatory authority varies and may change through the implementation of new regulations or a change in our business operations. Due to the enactment of new regulatory standards in the U.K. and the relocation of our European headquarters to Germany, our regulatory capital requirements in the U.K. and Europe have increased moderately from historically very nominal levels. Elsewhere in the world we are also subject to varying capital requirements. To comply with these requirements, we may need to retain cash in certain jurisdictions in excess of our forecasted working capital needs. In the event we need additional capital in one or more locations we may be required to fund those needs by withdrawing capital from another jurisdiction, subject to limitations imposed on intercompany lending by our credit agreement.
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

Cash Flows
In the nine months ended September 30, 2022, our cash and cash equivalents decreased by $70.3 million from December 31, 2021, including a decrease of $6.1 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $24.0 million for operating activities, which consisted of $8.0 million from operating income after giving effect to non-cash items and a net increase in working capital of $32.0 million, principally from the payment of annual bonuses. We used $3.6 million in investing activities to fund leasehold improvements and equipment purchases. We used $36.6 million in financing activities, including $16.8 million for open market repurchases of our common stock, $13.7 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $6.1 million for the payment of dividends.
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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the nine months ended September 30, 2022, as compared to the same period in 2021, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and Australian dollar. In aggregate, our revenues were negatively impacted in the nine months ended September 30, 2022 as compared to the same period in 2021 as a result of the movement of foreign currency rates. Although our global revenues may be impacted by movements in foreign exchange rates, our operating costs in foreign jurisdictions are denominated in local currency and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25%. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of September 30, 2022, we had $271.9 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of September 30, 2022, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $2.7 million.
The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking SOFR term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that we will likely convert to a SOFR term rate based facility in early 2023 or at the time of a refinancing of our TLB. There can be no assurance the LIBOR phase out will not increase our cost of capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the third quarter 2022:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - 31	—	$0.00	—	$44,611,326
August 1 - 31	—	$0.00	—	44,371,756
September 1 - 30	—	$0.00	—	44,371,756
Total	—		—	$44,371,756
_____________________________________________
(1)Excludes 28,691 common stock equivalents (e.g., vesting restricted stock units) we are deemed to have repurchased in August 2022 at an average price of $8.35 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the first nine months of 2022, the table excludes 812,094 shares we are deemed to have repurchased at an average price of $16.83 per share from employees in conjunction with payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
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
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended September 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Management contract or compensatory plan or arrangement
**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2022

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.
Chief Financial Officer
1