Form 10-K
period 2022-12-31
GREENHILL & CO INC
filed 2023-02-28
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 12/31/2022.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $116 million. The registrant has no non-voting stock. As of February 15, 2023, there were 18,310,176 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2023 annual meeting of stockholders to be held on May 2, 2023 are incorporated by reference in response to Part III of this Report.

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
As of December 31, 2022, we had 382 employees globally. At that date, we had 79 client facing managing directors.
Advisory Services
Greenhill is a unique global investment banking Firm. Greenhill’s singular focus on advisory services differentiates us from other investment banks, and enables us to offer best-in-class, conflict free service to each of our clients. Many of our peers as well as the large integrated, or “bulge bracket” institutions engage in commercial lending, underwriting, research, sales and trading and other businesses and investment management, all of which can create conflicts with clients’ interests.

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

•We offer a globally integrated, collaborative approach to client service. Our professionals around the globe work together on a fully-integrated, one-firm, one-team approach to advance the interests of our clients.

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
Financing Advisory and Restructuring. Our financing advisory and restructuring practice encompasses a wide range of advisory services. In restructurings, we advise debtors, creditors, governments, and other stakeholders, as well as potential acquirers of companies experiencing financial distress. We provide advice on and, as applicable, assist in negotiations with respect to, valuation, debt capacity, liability management, restructuring or other capitalization alternatives, capital structures, financing alternatives and M&A in both in-court and out-of-court processes. In financing advisory, we structure tailored solutions for our clients by advising on private placements of debt and structured equity, refinancing of existing debt facilities, negotiating the modification and amendment of covenants and acting as an independent advisor. In this role we either assist clients in raising capital through a structured process conducted by us or we serve as an independent advisor providing advice as to the terms and conditions of financings from incumbent lenders or relationship banks and lenders.
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
Revenues
Our revenues are derived from both corporate advisory services related to mergers and acquisitions ("M&A"), financings and restructurings and private capital advisory services related to sales or capital raises pertaining to alternative assets. Revenues from corporate advisory are primarily driven by total deal volume and the size of individual transactions. While fees payable upon the successful conclusion of a transaction generally represent the largest portion of our corporate advisory fees, we also earn other fees, including on-going retainer fees, substantially all of which relate to non-success based strategic advisory, financing advisory, and restructuring assignments, and fees payable upon the commencement of an engagement or upon the achievement of certain milestones such as the announcement of a transaction or the rendering of a fairness opinion. Additionally, we generate private capital advisory revenues from sales and/or the restructuring of alternative assets in the secondary market and from capital raises for new private funds where we act as private placement agents.
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
Approximately 35% of our advisory managing directors have worked at Greenhill for more than 10 years; as a group our managing directors average more than 20 years of varied and relevant experience, which they leverage to provide the highest quality advice on a globally-integrated basis across our full range of services. Our managing directors are supported by a strong team of more junior professionals, and we spend a significant amount of time and resources recruiting, training and mentoring them. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability or veteran status, or other protected status.
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
The safety of our employees has always been a priority. As a result of the COVID-19 pandemic, work-place safety and employee well-being assumed even greater importance and our employees were given the flexibility to manage their work place and personal priorities. As COVID-19 "work from home" government mandates eased we encouraged our employees to return to the office in order to continue to build their professional skills and development and feel more connected to each other as well as the Firm. Each of our offices has continued to prioritize work place safety and our employee benefits continue to include mental health services. Regardless of the pandemic our senior personnel have continued to demonstrate leadership by, among other things, proactively reaching out to our more junior professionals to mentor and offer their support both professionally and personally when necessary. A combination of our efforts has yielded positive results and we have been able to retain much of our talent as planned in 2022 following a higher than usual attrition rate, which was consistent with our peers and across our industry, as a consequence of "The Great Resignation" .
As of December 31, 2022, Greenhill employed a total of 382 people, of which 219 were located in our offices in North America, 111 were based in our European offices, and 52 in the rest of the world. The vast majority of our finance, legal and operational employees are located in the United States.
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
The global and regional integrated banking firms offer a wider range of products, from loans, deposit-taking and insurance to brokerage, hedging, foreign exchange, asset management and corporate finance and securities underwriting services, which may enhance their competitive position. They also have the ability to support their investment banking operations with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure on our business. In addition to our larger and mid-sized full service competitors, we compete with a number of independent investment banks which offer independent advisory services on a model similar to ours. A number of the independent banks with whom we compete are larger and have greater general and industry-specific coverage resources.
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
Competition can be intense for the hiring and retention of talented employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees.

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
United States
In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws and the protection of investors who invest in Greenhill. Greenhill & Co., LLC (“G&Co LLC”) is a wholly-owned subsidiary of Greenhill through which we conduct our U.S. advisory business. It is registered as a broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing conduct, and examines the activities of its member firms such as G&Co LLC. State and local banking and securities regulators also have regulatory oversight authority over G&Co LLC.
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
Greenhill Europe GmbH & Co. KG houses our offices in Frankfurt, Madrid and Paris, with particular focus on our European advisory business. Greenhill Europe GmbH & Co. KG is authorized and regulated by the Bundesanstalt fur Finanzdienstleistungsaufsicht (“BaFin”) and the Deutsche Bundesbank. In addition, the Firm has a regulated branch in Spain, which is regulated and authorized by the Comisión Nacional del Mercado de Valores (“CNMV”), and in France, which is authorized and regulated by the Autorité de Contrôle Prudentiel et de Régulation (“ACPR”).
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
Data Privacy
As part of our business we routinely receive sensitive and confidential information from our clients. We also collect personal information from our prospective and current employees, as permitted by employment laws and regulation. As a result, we are subject to the laws and regulations in relation to privacy of the U.S. federal and state governments (such as the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act ("CPRA")) as well as those of several non-U.S. governments, their agencies and self-regulatory organizations, such as the U.K. and E.U.’s data privacy and security framework titled the General Data Protection Regulations (the “GDPR”).
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

Item 1A.  Risk Factors

Risks Related to our Business and Operations
Our ability to retain our managing directors and other professionals is critical to the success of our business
The success of our business depends upon the personal reputation, judgment, integrity, business generation capabilities and project execution skills of our managing directors. Our managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Accordingly, the retention of our managing directors, who are not obligated to remain employed with us, is particularly crucial to our future success. Managing directors have left Greenhill in the past and others may do so in the future, and we cannot predict the impact that the departure of any managing director or a group of managing directors would have on our business. For example, in late 2020 a number of managing directors in our U.S. private capital advisory business departed the Firm to join a competitor. The departure or other loss of a number of our managing directors could materially adversely affect our ability to secure and successfully complete engagements, which could materially adversely affect our results of operations.
We depend on the efforts and reputations of Mr. Bok and our other executive officers. Our senior leadership team’s management efforts and relationships with clients and potential clients are critical elements in the success of our business. The loss of the services of our senior leadership team, in particular Mr. Bok, could have a material adverse effect on our business, including our ability to attract clients.
In addition, if any of our managing directors were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services, or some of our managing directors or other professionals could choose to follow the departing managing director in joining an existing competitor or forming a competing company. Although we have entered into industry-standard non-competition agreements with our managing directors there is no guarantee that these agreements are sufficiently effective to prevent our managing directors from resigning to join our competitors or that the non-competition agreements would be upheld in either federal or state courts or locally in jurisdictions outside the US if we were to seek to enforce our rights under these agreements. For example, in January 2023 the Federal Trade Commission proposed a rule that would ban employers from imposing non-compete agreements on employees.
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
Our engagements are singular in nature and do not provide for subsequent engagements, which could cause our revenues to fluctuate materially from period to period and translates into potential volatility in our stock price
We operate in a highly-competitive environment where our clients generally retain us on a non-exclusive, short-term, engagement-by-engagement basis in connection with specific transactions or projects, rather than under long-term contracts covering potential additional future services. As these transactions and projects are singular in nature and subject to intense competition, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in the next-succeeding period or any future period. In addition, we generally derive most of our engagement revenues at key transaction milestones, such as announcement and closing, the completion and timing of which are beyond our control. Extended regulatory and other delays in the closing of announced transactions can create increased volatility in our revenues from period to period, since the largest portion of our fees is typically paid upon closing. Further, a transaction can fail to be completed for many reasons, including failure to agree upon final terms with the counterparty, failure to secure necessary board or shareholder approvals, failure to secure necessary financing, failure to achieve necessary regulatory approvals, adverse macro-economic events and market conditions. Cross-border deals may also require numerous agency and regulatory approvals in numerous jurisdictions, and the likelihood and timing of such approvals may be difficult to predict. In cases where an engagement is terminated prior to the successful completion of a transaction or project, we may earn limited or no fees and may not be able to recoup the costs we incurred prior to the termination.
Our business is not just highly dependent on market conditions but also on the decisions and actions of our clients and interested third parties. In addition to the variables noted above that can adversely impact our mergers and acquisitions business, in our financing advisory and restructuring business anticipated bidders for assets of a client in financial distress may not materialize or our clients may not be able to restructure their operations or indebtedness due to a failure to reach agreement with their principal creditors. In our private capital advisory business, our clients may not be able to raise new capital in primary transactions or sell their existing fund interests in secondary transactions because anticipated investors or buyers may decline to invest due to perceived or actual lack of liquidity, change in strategic direction of the investor, geo-political risks, or other factors beyond our control. In all these circumstances we may receive limited or no advisory fees and may not be able to recoup all of our expenses despite having committed substantial time and resources to an engagement.
Our dependence on a relatively small number of successfully completed transactions for a large percentage of our revenues in each quarterly or annual reporting period also impacts our earnings rather significantly in any particular quarter or year. As a result it may be difficult for us to achieve consistent results and steady earnings growth on a quarterly basis, which could also adversely affect our stock price.
A high percentage of our revenues is derived from a small number of clients, and the termination of any one engagement could reduce our revenues and harm our operating results
Each year, we advise a limited number of clients. Our top ten client engagements accounted for 38% of our total revenues in 2022 and 28% in 2021. In 2022 and 2021, no client represented greater than 10% of our revenues. While the composition of the group comprising our largest clients varies significantly from year to year, we expect that our engagements will continue to be limited to a relatively small number of clients, compared to some of our larger competitors, and that an even smaller number of those clients will account for a high percentage of revenues in any particular year. Our dependence on a relatively small number of transactions for a large percentage of our revenues in each quarterly or annual reporting period also impacts our earnings significantly in any particular quarter or year. As a result, the adverse impact on our results of operation from lost engagements or the non-completion of transactions on which we are advising can be significant.
We generate a substantial portion of our revenues from our services in connection with mergers and acquisitions; in the event of a decline in merger and acquisition activity, it is unlikely we could offset lower revenues with revenues from other financial advisory services
The majority of our bankers are focused on covering clients in the context of providing merger and acquisition advisory services and those activities generate a substantial portion of our revenues. In the event of a decline in merger and acquisition activity, we may seek to generate greater business from our financing advisory and restructuring and/or private capital advisory services. However, it is unlikely that we will be able to completely offset lower revenues from our merger and acquisition activities with revenues generated from either financing advisory and restructuring or private capital advisory assignments. Both our financing advisory and restructuring businesses, which provides financing, restructuring and bankruptcy advice to companies in financial distress or their creditors or other stakeholders, and our private capital advisory business, which advises on primary and secondary transactions for fund sponsors and alternative assets, are smaller than our mergers and acquisitions advisory business, and we expect that they will remain that way for the foreseeable future.
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

Our private capital advisory business is dependent on the availability of capital for deployment in the alternative asset classes in which our clients are invested
Our primary private capital advisory business provides clients with customized fundraising solutions, including single asset capital transactions, blind pool funds and co-investment syndications, and targeted investor outreach through our global team of senior distribution professionals. With respect to secondary capital activities we advise institutional investors and general partners of investment funds on the sale of alternative assets funds in secondary transactions, restructuring of those assets in continuation vehicles and/or capital raising transactions. Our ability to find suitable engagements and earn fees in this business depends on the availability of private and public capital for investments in illiquid assets such as private equity.

Our ability to assist fund managers and sponsors in raising capital from investors and to assist investors in selling their interests in secondary transactions depends on a number of factors, including many that are outside our control, such as the general economic environment and impact on the valuation of the alternative asset(s), changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, market liquidity and volatility. To the extent private and public capital focused on alternative investment opportunities for our clients is limited, the results of our private capital advisory business may be adversely affected.
Our business may be adversely affected by difficult market conditions and adverse economic conditions which may cause a decline in transaction activity, the extent of which is not known, predictable or under our control
Adverse market or economic conditions caused by external factors may impact the number, size and timing of transactions on which we provide advice and therefore could adversely affect our advisory fees. For instance, we were impacted, particularly in 2020, by the significant disruption of global markets and economies caused by the COVID-19 global pandemic. More recently deal activity was impacted by higher inflation, rising interest rates, less liquid credit markets, less active equity capital markets, and geopolitical and economic consequences of the Ukraine-Russia war. Other business disruptions may be caused by additional geopolitical events, unanticipated economic, fiscal or political events, health or climate change events. In addition, changes in policies, laws, regulation or technology may impact our clients or market opportunities in the future. Furthermore, rapid changes in equity valuations, the uncertainty of available credit or financing and the volatility of the debt and equity markets can also adversely affect the size, volume and timing of, as well as the ability of our clients to successfully complete M&A transactions, which can affect our advisory business. For example, when there is a disruption in the financial markets there may be an increase in the number of pending deals that are terminated prior to closing or where one party seeks not to close. In these cases, we may receive only a portion of our fee, or in some cases no fee, if the deals on which we advise are terminated or otherwise do not close.
While we operate in North America, Europe, Australia, and Asia, our operations in the United States and Europe have historically provided most of our revenues and earnings. Consequently, our revenues and profitability are particularly affected by market conditions in these locations.
We face strong competition from far larger firms and other independent firms, which could adversely affect our market share of the advisory business
The investment banking industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors across the U.S. and internationally, including the quality of our advice and service, our range of sector expertise, strength of relationships, innovation, reputation and price. We are a relatively small investment bank, with 382 employees as of December 31, 2022 and total revenues of $258.5 million for the year ended December 31, 2022. Most of our competitors in the investment banking industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve clients’ needs, greater global reach and broader relationships with current and potential clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Further, we may experience pricing pressures in the future if some of our competitors seek to obtain market share by reducing prices.
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
Employee misconduct could harm Greenhill and is difficult to detect and deter
There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at Greenhill. For example, misconduct by employees could involve the improper use or disclosure of confidential information.This may result in regulatory sanctions, material fines, or in the case of insider trading to criminal charges.
Our advisory business often requires that we deal with highly confidential information of great significance to our clients, the improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may harm our reputation and impair our ability to attract and retain advisory clients, which could adversely affect our business. We also face the risk that our employees engage in workplace misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent such misconduct and implementation of controls to detect this type of misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business and/or reputation. Yet another example of misconduct is the use of unauthorized communication devices and platforms that prevent the Firm from complying with its record keeping and record retention obligation. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases.
The U.S. Department of Justice and the SEC also devotes significant resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we or our employees have violated these laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
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
In addition, our clients are often concerned about conflicts of interest that may arise in the course of engagements. While we have adopted various policies, controls and procedures to reduce the risks associated with the execution of transactions, the rendering of fairness opinions and potential conflicts of interest, these policies may not be always adhered to by our employees or always be effective in reducing these risks. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. We are unable to estimate the amount of monetary damages which could be assessed or reputational harm that could occur as a result of any such regulatory sanction or client litigation.
Our failure to prevent a cyber-security attack may disrupt our businesses, harm our reputation, result in losses or limit our growth
Our clients typically provide us with sensitive and confidential information, which in the course of due diligence may include data of customers of our clients and personal information of our clients, counterparties and other stakeholders. As a result, we are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information. We rely heavily on our technological and communications infrastructure to securely process, transmit and store such information among our locations around the world and with our professional staff, clients, alliance partners and vendors. If any of our technology systems or those of our third-party service providers (or providers to such third-party service providers) do not operate properly, are compromised or are disabled, we could suffer financial loss, a disruption of our businesses, regulatory intervention or reputational damage. Further, our information systems and technology may not continue to be able to accommodate our business needs and the cost of maintaining such systems may increase from its current level. A failure to implement new technology or appropriate levels of protection of our infrastructure, or an increase in costs related to such information systems, could have a material adverse effect on us.
We may also encounter attempted security breaches and cyber-attacks on our critical data, and we may not be able to anticipate or prevent all such attacks. We are not aware of any such occurrence that may have had a material impact to date, but a successful breach of our systems, or the systems used by our clients and other third parties, could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the Firm. We may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss. Although we have policies and procedures designed to prevent or limit the likelihood and effect of the possible failure, interruption or security breach of our information and communication systems, there can be no assurance that any such failure, interruption or security breach will not occur. If such interruptions or breaches do occur there can be no assurance that they will be adequately addressed especially because the cyber-attack techniques are increasingly more sophisticated, change frequently or are not identifiable until launched. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance measures in order to continue to modify or enhance our cyber protection or to investigate and remediate any information security vulnerabilities or other exposures. The occurrence of any failure, interruption or security breach of our information or communication systems could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.

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
As a result of the COVID-19 pandemic, the use of remote communication devices, applications, software and other forms of technology to facilitate "work from home" was accelerated and has continued. Our employees continue to rely heavily on technology to perform their jobs and as a result we have increased operational risks arising from our reliance on remote communications, virtual meetings and other forms of technology. This change in work behavior results in elevated cybersecurity risks, risks associated with the protection of Company and client confidential communications, and risk of reliance on certain technology we employ for virtual meetings or other remote communications systems.
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
The unknown future impact of the COVID-19 pandemic and the exacerbation of many of the risks described above
The extent to which the COVID-19 pandemic and the related global economic uncertainty further adversely affects our business, results of operations and liquidity and financial condition, will depend on future developments that are both unknown and beyond our control. These developments include the resurgence, duration, spread and evolution of the pandemic and any recovery period; the actions taken to contain the spread of the disease or mitigate its impact; and future actions taken by governmental authorities, central banks and other third parties in response to the pandemic or to disruptions to the financial markets as a result of the prolonged recovery from the pandemic. If the health and welfare of client-facing professionals or executive officers providing critical corporate functions deteriorates, or the number of employees ill with COVID-19 becomes significant, our ability to win business, provide client services and manage operations could be materially adversely affected on a temporary basis.
Risks Related to our Indebtedness and Financial Condition
We currently have a substantial amount of long-term debt that could adversely affect our business
At December 31, 2022, the outstanding principal balance of our term loan facility was $271.9 million. As a result of voluntary repayments of debt in 2020 and 2021 we have now made all required quarterly installment payments of our long term debt that will be due prior to maturity on April 12, 2024. In addition to required amortization payments we may also be required to make annual repayments of principal on the term loan within ninety days of year-end of up to 50% of our annual excess cash flow as defined in the credit agreement. For the year ended December 31, 2022, a payment of $1.8 million is required to be made by March 31, 2023.
The amount of our long-term debt could have adverse consequences. For example, it:
•increases our vulnerability to general adverse economic and industry conditions;
•requires us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund our operating activities, including deferred compensation arrangements, working capital, and other general corporate requirements;
•limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•places us at a competitive disadvantage compared with our competitors; and
•limits our ability to borrow additional funds, even when necessary to maintain adequate liquidity and meet regulatory capital requirements.
As a financial advisory firm we are principally dependent on transaction closings for our revenues and consequently our cash flow generation can be volatile. At the same time our operating expenses are mostly recurring and remain relatively consistent period by period except for annual cash bonus and deferred compensation payments, which are greatest in the first calendar quarter of the year. While we seek to maintain a cash balance adequate to fund our operating and financing needs, there is no assurance that our cash flow will be sufficient to allow us to meet all operating needs and make timely interest payments under the credit agreement or the payment due at maturity. Since we are limited in our ability to borrow additional amounts to fund our operating and debt obligations, we may need to consider taking other actions, including extending the maturity date with our current lenders, refinancing the debt obligation with a new debt obligation, issuing additional securities, seeking strategic investments, reducing operating costs or consider taking a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments as required under the credit agreement or at maturity could result in a default. A default would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt could limit our business opportunities, which could in turn have a material impact on our operations and a material adverse effect on our share price.
Our borrowings bear interest at variable rates, subject to, at our election, either the U.S. Prime Rate plus a margin of 2.25% or LIBOR plus a margin of 3.25%. For the year ended December 31, 2022 we incurred interest expense of $15.5 million, and our borrowing rate ranged from 3.4% to 7.6%. We do not hedge our borrowing rate and consequently we are subject to unanticipated interest rate and currency exchange rate fluctuations. Our borrowing rate as of February 15, 2023 was 7.8% and based on that rate and the current amount of debt outstanding our annual interest expense would be $21.2 million. Rising interest rates have increased the portion of our cash flow used to service our indebtedness and those along with future interest rate increases could have a material adverse effect on our liquidity and our ability to meet our obligations in a timely manner, which could have a material adverse effect on our stock price.
The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that we will likely convert to a SOFR term rate based facility in the first half of 2023. There can be no assurance the LIBOR phase out will not increase our cost of capital.

The credit agreement contains various covenants that impose restrictions on us that may affect our ability to operate our business
The credit agreement as most recently amended in April 2019 contains covenants that may limit our ability to take actions that might be to the advantage of the Firm and our shareholders. Among other things, subject to certain exceptions, the credit agreement limits our ability to:
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
Under the terms of the credit agreement, in addition to our requirement to make timely principal and interest payments, we are also subject to certain other non-financial covenants. Failure to comply with any of the covenants in our credit agreement could result in a default.
We may not be able to refinance our indebtedness on favorable terms, or at all. Our inability to refinance our indebtedness could materially and adversely affect our liquidity and our ongoing results of operations.
Our term loan indebtedness will mature on April 12, 2024, and our ability to refinance such indebtedness will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our financing costs and future interest cost. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. Our inability to refinance our indebtedness or to do so upon attractive terms could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our business operations and our stock price.
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
Risks Related to Our Capital Structure and Common Stock
Our decision to return cash to our shareholders through repurchases of our common stock may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders
In 2022, we repurchased $39.9 million of our stock, or 3.0 million shares and share equivalents at an average price of $13.47 per share. During 2023 (through February 15, 2023) we repurchased $7.9 million of our stock, or 577,349 shares and share equivalents at an average price of $13.61 per share. For the year ahead, through January 31, 2024, our Board has approved share repurchase authority, for shares and share equivalents, of $30 million of which $22.7 million remains available under that authorization.
We may repurchase our common stock through various means, such as open market purchases (including pursuant to 10b5-1 plans) and privately negotiated transactions. The price and timing of share repurchases, as well as the total funds ultimately expended, will be subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period through January 2024 or the amount authorized in any future period. Our ability to repurchase shares for 2023 and future years is also limited by covenants in our credit agreement and Section 160 of the Delaware General Corporation Law that requires repurchases only be made out of surplus (as defined under Delaware law).
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
Our executive officers, directors, founder and other employees, together with their affiliated entities, hold a significant percentage of our common stock, and their interests may differ from those of our unaffiliated shareholders
Our executive officers, directors, founder and other employees and their affiliated entities collectively owned approximately 39% of the total shares of common stock outstanding as of February 15, 2023 (or approximately 53%, assuming vesting in full on February 15, 2023 of all restricted stock units they hold).
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

As part of annual bonus and incentive compensation, we award restricted stock units to managing directors and other employees. Generally, restricted stock units vest annually in the first and second quarter of each year. We also award restricted stock units as a long-term incentive to new hires at the time they join Greenhill. During the year ended December 31, 2022, 2,628,619 restricted stock units vested related to awards granted in prior years and net of the units that we settled for withholding taxes, 1,408,780 common shares were delivered to our managing directors and other employees. To the extent that there are substantial sales of our common stock by our managing directors and other employees in the days and weeks after the vesting of our restricted stock units, or the perception that such sales might occur, the market price of our common stock could decline.
At February 15, 2023, which takes into account the vesting in early February 2023 but does not yet take into account the grant of new awards as part of our compensation payable in respect of 2022, 5,415,278, restricted stock units were outstanding. The number of RSUs that will be granted later in the first quarter is dependent on our share price at the time of grant. During 2022 and 2021, we made total restricted stock unit awards of 1.9 million and 2.6 million, respectively. Each restricted stock unit represents the holder’s right to receive one share of our common stock or a cash payment equal to the fair value thereof, at our election, following the applicable vesting date. Awards of restricted stock units to our managing directors and other employees generally vest ratably over a three to four-year period, with the first vesting on the first anniversary of the grant date, or do not vest until the third or fourth anniversary of their grant date, when they vest in full, subject to continued employment on the vesting date. Shares will be issued in respect of restricted stock units only under the circumstances specified in the applicable award agreements and the equity incentive plan, and may be forfeited in certain cases. Vesting of restricted stock units will be accelerated and immediately vested upon a participant’s death, disability or retirement, as defined in the relevant agreements. Assuming all of the conditions to vesting are fulfilled, shares in respect of the restricted stock units that were outstanding as of February 15, 2023 are scheduled to be issued as follows: 997,707 additional shares in 2023, 1,710,408 shares in 2024, 1,670,402 shares in 2025, 687,846 shares in 2026, and 348,915 shares in 2027.

The market price of our common stock is volatile and may decline
The market price of our common stock has and may continue to fluctuate widely. For example the closing market price of our common stock on the New York Stock Exchange fluctuated during 2022 between $5.65 per share and $20.62 per share, and the closing stock price on February 15, 2023 was $12.30 per share. The price of our common stock may continue to be volatile, depending upon many factors, including the perceived prospects of Greenhill and the financial services industry in general, differences between our actual financial and operating results and those expected by investors, changes in general economic or market conditions, broad market fluctuations, the impact of increased leverage on our financial position, the reduction in float as a result of our share repurchase plan, the volume of our shares traded and movements in or out of passive investment indexes. For example, during 2022, we did not satisfy the criteria for inclusion in the Russell 2000 and S&P Small Cap 600 based on our market capitalization. Exclusion of our common stock from market indices in the future could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock. The volatility of our share price may affect the ability of shareholders to sell our common stock at an advantageous price.
Additionally, since a significant portion of the compensation of our managing directors and certain other employees is paid in restricted stock units, and our employees rely upon the ability of share sales to generate additional cash flow, a decline in the price of our stock may adversely affect our ability to retain key employees, including our managing directors. Similarly, our ability to recruit managing directors and other professionals may be adversely affected by a decline in the price of our stock.
We could change our existing dividend policy in the future, which could adversely affect our stock price
We began paying quarterly cash dividends to holders of record of our common stock in June 2004. During 2022, our Board of Directors declared quarterly dividends of $0.10 per share and has declared a quarterly dividend of $0.10 per share payable in March 2023. We intend to continue to pay quarterly dividends, subject to capital availability, cash flows and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, contractual restrictions and other factors as the Board of Directors may deem relevant. For example, in the event that there is deterioration in our financial performance and/or our liquidity position, a downturn in global economic conditions or disruptions in the credit markets and our ability to obtain financing, our Board of Directors could decide to reduce or even suspend dividend payments in the future. As a Delaware corporation, we are required to meet certain surplus thresholds for our Board of Directors to declare a dividend in accordance with the Delaware General Corporation Law. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction or suspension in our dividend payments could have a negative effect on our stock price.
Risks Related to Legal or Regulatory Environment
We are subject to extensive regulation in the financial services industry, which creates risk that could adversely affect our business and reputation
As a participant in the financial services industry, we are subject to extensive regulation in the United States, the UK, Europe, Australia and Asia. Many of the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations may serve to limit our activities, including through net capital requirements, customer protection and market conduct requirements. For example, in 2021 our UK and European businesses were required to implement the new UK and European investment firm prudential regulations, respectively; one of the principal impacts as a result of these new regulatory capital requirements is the significant increase in the amount of regulatory capital that needs to be held by our UK and European legal entities. Any additional capital required to be retained in the UK or Europe will reduce the amount of cash available to fund other corporate needs which could adversely impact our business operations.
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

As a broker dealer we are required to maintain, preserve and produce communications and records for all client and business matters. In 2021 and 2022, the SEC imposed substantial fines on several broker dealer firms for failing to maintain and preserve records related to off-channel communication of business matters by employees on their personal electronic devices. Although we have policies in place that require our employees to conduct all business communications only on approved platforms, there can be no assurance that all employees will comply with such policies or that we will not be alleged to have violated the record keeping and record retention obligations and therefore become subject to monetary fines, which could be material.
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
Compliance with any new laws or regulations could also make our compliance efforts more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability, such as the laws and regulations related to privacy and data collection. For example, the European Union’s GDPR has changed how businesses can collect, use and process the personal data of European Union residents. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs, and impair our reputation.
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
Uncertainty regarding the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business
We have a presence in certain European Union countries, as well as the U.K. On January 31, 2020, the U.K. withdrew from the European Union, commonly referred to as "Brexit". While a trade deal was agreed, and despite the passage of time, there continues to remain uncertainty with regards to the nature of the long-term relationship between the European Union and the U.K. Such uncertainty could adversely affect European and worldwide economic and market conditions, contribute to instability in global financial and foreign exchange markets, and introduce significant legal uncertainty and potentially divergent national laws and regulations.

Notwithstanding the agreement reached, conditions arising from Brexit could, even now, adversely affect our U.K. business and operations, including by reducing the volume or size of mergers, acquisitions, divestitures and other strategic corporate transactions on which we seek to advise, and further, likely increasing our legal, compliance and operational costs.
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
•general market or economic conditions (for example, economic developments, changes in government or central bank policy, the impact of war and regional conflict or, the spread of pandemic diseases);
•the competitive environment in our industry;
•our ability to manage and integrate strategic investments and acquisitions;
•political, economic, legal, regulatory, operational, and other risks presented by our business operations;
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
•the impact of inflation and interest rate risk on our business, operations and cash flow;
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
In 2022, our executive officers were Scott L. Bok (Chief Executive Officer), Kevin M. Costantino (President), David A. Wyles (President), Harold J. Rodriguez, Jr. (Chief Financial Officer and Chief Operating Officer) and Gitanjali Pinto Faleiro (General Counsel and Chief Compliance Officer). Set forth below is a brief biography of each executive officer. As discussed below, Mr. Rodriguez is scheduled to transition to a senior advisor role on February 28, 2023, at which time Mark Lasky, our controller, will assume the role of Chief Financial Officer.
Scott L. Bok, 63, has served as Chief Executive Officer since April 2010, served as Co-Chief Executive Officer between October 2007 and April 2010, and served as our U.S. President between January 2004 and October 2007. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok also served as a member of the Board of Directors of Iridium Communications Inc., from 2009 to 2013. Mr. Bok currently serves as Chair of the Board of Trustees of the University of Pennsylvania and the Chair of the Board of Trustees of the American Museum of Natural History.
Kevin M. Costantino, 46, has served as President since 2015, and also is a member of our Management Committee and serves as Co-Head of U.S. M&A. Prior to his appointment as President, Mr. Costantino served as Co-Head of our Australian business. Mr. Costantino joined Greenhill’s New York office in 2005, to which he relocated in July 2015 after a second stay in our Sydney office. He also spent time in our Chicago office following its 2009 opening, and was involved in our expansion to Brazil two years ago. Before joining Greenhill, Mr. Costantino was a mergers and acquisitions lawyer with Wachtell, Lipton, Rosen & Katz in New York.
David A. Wyles, 54, has served as President since 2015. Prior to his appointment as President, Mr. Wyles served as Co-Head of our European business. Mr. Wyles joined Greenhill in 1998 as part of the original team from Baring Brothers that founded our London office, and was involved in the opening of our Frankfurt office two years later. He is one of the leading M&A advisors in the UK market, and has also led numerous major transaction assignments in Continental Europe and globally.
Harold J. Rodriguez, Jr., 67, served as our Chief Financial Officer from August 2016 and our Chief Operating Officer from January 2012, through February 2023. Mr. Rodriguez has announced his intention to transition to a senior advisor role and accordingly he will cease serving as Chief Financial Officer and Chief Operating Officer as of February 28, 2023. Prior to that and beginning in 2000 he served in various finance and administrative roles of Greenhill and its operating subsidiaries, including serving as Treasurer. Prior to joining Greenhill, from 1987 to 2000, Mr. Rodriguez was Vice President — Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer. From 1978 to 1987, Mr. Rodriguez worked at Ernst & Young, where he was a senior manager specializing in taxation.
Gitanjali Pinto Faleiro, 45, was appointed as an executive officer on January 30, 2020 by the Board. Ms. Faleiro joined the Firm in September 2019 and serves as Greenhill's General Counsel, Chief Compliance Officer and Corporate Secretary. Prior to joining Greenhill, Ms. Faleiro was a Vice President and Associate General Counsel in the legal department at Goldman Sachs where she advised the Securities Division and Investment Banking Division on transactional, legal, regulatory and reputational matters. Ms. Faleiro also served as secretary to certain firm-wide and division-wide committees. From 2006 to 2012, Ms. Faleiro was a trainee solicitor and then Solicitor (England & Wales) at Linklaters, LLP in London, from 2012 to 2015, Ms. Faleiro was an attorney at Latham & Watkins, LLP in New York, and from 2000 to 2004, Ms. Faleiro was an analyst and then associate in the Securities Division at Goldman Sachs in New York.
Our Board of Directors currently has five members, one of whom is an employee (Scott L. Bok) and four of whom have been determined to be independent (Ulrika Ekman, Kevin Ferro, Meryl D. Hartzband, and John D. Liu). A brief biography of each is set forth below.
Ulrika M. Ekman, 60, has served on our Board of Directors since August 2021. Ms. Ekman serves as a managing member of Riga Property LLC, a private investment firm in the agricultural sector. Ms. Ekman is also a director and an active volunteer in a number of not-for-profit organizations, with a particular focus on youth, education and women’s issues. From 2004 to 2012, Ms. Ekman served as Greenhill & Co.'s General Counsel and as Co-Head of North American M&A, as well as on the Management Committee. Prior to joining Greenhill, Ms. Ekman was a partner in the M&A group of Davis Polk LLP, where she represented clients in complex domestic and cross-border transactions across a broad range of industries.
Kevin T. Ferro, 52, has served on our Board of Directors since April 2021. Mr. Ferro is the founder of Ferro Holdings LLC, a Florida based family-owned holding company that was formed in 2019. Prior to forming Ferro Holdings, Mr. Ferro built and managed Vatera Holdings LLC, an investment advisor with a range of capabilities across traditional and alternative asset classes, for which he served as Chief Executive Officer and Chief Investment Officer from 2006 until its sale in 2018. Prior to

Vatera, Mr. Ferro founded and served as the Chief Executive Officer and Chief Investment Officer of Ferro Capital LLC, an alternative investments firm with offices in New York and Frankfurt that managed portfolios for clients in the U.S. and Europe. Mr. Ferro’s experience also includes posts as Global Head of Alternative Investment Strategies for Commerzbank, where he managed alternative investment portfolios for the bank and its clients, and as Vice President at the D. E. Shaw Group working out of its New York City, London and Tokyo offices.
Meryl D. Hartzband, 68, has served on our Board of Directors since July 2018. Ms. Hartzband currently serves on the Board of Directors of Everest Re Group, Ltd., a publicly-traded insurance and reinsurance company listed on NYSE, the Board of Directors of Conning Holdings Limited, a leading global investment management firm, and the board of Octagon Credit Investors, LLC, a subsidiary of Conning Holdings Limited. Past directorships include The Navigators Group, Inc., ACE Limited, Travelers Property Casualty Corp., AXIS Capital Holdings Limited, Alterra Capital Holdings Limited, and numerous portfolio companies of the Trident Funds. She was a founding partner of Stone Point Capital, a private equity firm that focuses on investing in the global financial services industry. From 1999 to 2015, she served as the firm’s Chief Investment Officer and as a member of the Investment Committees of the Trident Funds. Prior to that, she was a Managing Director at J.P. Morgan Chase & Co., where, during a 16-year career, she specialized in managing private equity investments in the financial services industry.
John D. Liu, 54, has served on our Board of Directors since June 2017. Since March 2008, Mr. Liu has been the chief executive officer of Essex Equity Management, a financial services company, and managing partner of Richmond Hill Investments, an investment management firm. Prior to that time, Mr. Liu was employed for 12 years by Greenhill until March 2008 in positions of increasing responsibility, including as Chief Financial Officer from January 2004 to March 2008 and as co-head of U.S. Mergers and Acquisitions from January 2007 to March 2008. Earlier in his career, Mr. Liu worked at Wolfensohn & Co. and was an analyst at Donaldson, Lufkin & Jenrette. Mr. Liu also serves as a member of the Board of Directors of Whirlpool Corporation.

PART II

Item 5.  Market for Registrant’s Common Stockholders’ Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The New York Stock Exchange is the principal market on which our common stock (ticker: GHL) is traded.

As of February 15, 2023, there were 4 holders of record of our common stock. The majority of our shares are held in street name by diversified financial broker dealers which are not counted as “record” holders.

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
COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG GREENHILL & CO.,
INC., S&P 500 INDEX AND S&P FINANCIAL INDEX

200
160
120
80
40
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
GHL
S&P 500
S&P 500 Financial Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2017
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2022

Share Repurchases in the Fourth Quarter of 2022

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 – October 31	167,309	$6.49	167,309	$43,286,375
November 1 – November 30	274,826	$9.46	274,826	$40,686,459
December 1 – December 31	172,685	$9.93	172,685	$34,869,663
Total	614,820		614,820	$34,869,663

_____________________________________________
(1)Excludes 407,745 common stock equivalents (e.g., vesting restricted stock units) that we are deemed to have repurchased in the fourth quarter of 2022 at an average price of $10.06 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the fiscal year 2022, the table excludes 1,219,839 common stock equivalents we are deemed to have repurchased at an average price of $14.57 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)For the 12 month period ending January 31, 2023, the Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of $70 million. In February 2023, the Board of Directors authorized $30 million in purchases of shares and share equivalents (via tax withholding on vesting of restricted stock units) through January 2024.

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
Over our 27 years as an independent investment banking firm, we have sought to opportunistically recruit new managing directors with a range of industry and transaction specialties, as well as high-level corporate and other relationships, from major investment banks, independent financial advisory firms and other institutions. We also have sought to expand our geographic reach both through recruiting managing directors in new locations and through strategic acquisitions. Through our recruiting and acquisition activity, we have significantly increased our geographic reach by adding offices in the United States, United Kingdom, Germany, Canada, Japan, Australia, Sweden, Hong Kong, Spain, Singapore and France.
During 2022, we recruited 3 additional client facing managing directors. With these recruits we have expanded teams focused on coverage of financial sponsors, telecom infrastructure, and private capital advisory. Across our businesses we are aiming for 2023 to be a significant recruiting year for us although there can be no assurance that we will be able to identify qualified candidates or that we will be able to reach agreements with any such candidates. We had 79 client facing managing directors as of December 31, 2022.
Business Environment and Outlook
Economic conditions and global financial markets can materially affect our operational and financial performance. See “Part I. Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of some of the factors that can affect our performance.
In 2022, global market uncertainty and volatility caused by inflationary pressures, slowing global growth, rising interest rates, and the war in Ukraine, among other things, adversely impacted the level of M&A activity substantially from the rapid pace of 2021. For us, we realized significantly fewer transaction completions, particularly in the first half of the year, while in the second half of the year the pace of completions accelerated despite a number of transactions carrying over to the next year. With a greater backlog of transactions carrying to 2023 than we have had in prior years and expectations for an improving economic environment as the pace of interest rate increases slow, we currently expect that we will have a stronger first half of advisory revenues in 2023 than we have had in prior years. While the market environment remains challenging and it is difficult to predict the level of activity over the longer term, we believe our predominately public company client base remains in position to consider and ultimately pursue attractive strategic opportunities, subject to various factors, including the state of debt financing markets. As a supplement to that historic client base, we also continue to focus on our key strategic objective of expanding our coverage of financial sponsors, who use every service we provide from M&A to financing, restructuring and fund raising.
With default rates remaining low our financing advisory and restructuring activity slowed in 2022 from 2021, when we benefited from the execution of a number of financing advisory assignments. Given relatively weak economic conditions, continued challenging credit markets and a rising interest rate environment, we expect both our financing and restructuring work to be more active in 2023 and beyond.
For our private capital advisory business, where we have been rebuilding our team over the past two years, we had a slight decline in revenues from capital raises in 2022 as compared to 2021 due, in part, to the negative impact that lower public market valuations, which reduced the amount of capital investors had available to allocate to alternative investments. We enter

2023 with a backlog of primary capital raising assignments that is larger than the prior few years and expect our secondary capital business to remain active globally despite conditions that could remain challenging.
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
Our compensation and benefits expenses principally consist of base salary and benefits, annual incentive compensation payable as cash bonus awards, including certain amounts that may be subject to clawback, and amortization of long-term incentive compensation awards of restricted stock units and deferred cash compensation. Base salary and benefits are paid ratably throughout the year. Annual cash bonuses, which are generally accrued throughout the year, are dependent upon a number of factors, including our financial performance, and are generally paid in the first quarter in respect of the preceding year. Awards of restricted stock units and deferred cash compensation are amortized into compensation expense (based upon the fair value of the award at the time of grant) during the service period over which the award vests, which is generally three to four years for the majority of the awards. We estimate forfeitures as part of our amortized deferred compensation cost based on an estimated rate of forfeitures which we periodically adjust to the actual rate of forfeited awards. As we expense the restricted stock awards, the portion of the restricted stock units amortized is recorded within stockholders’ equity in the consolidated statements of changes in stockholders' equity. The expense associated with our annual and long-term incentive compensation can have a significant impact on compensation expense and may vary from year to year.
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
Our effective tax rate is principally comprised of our U.S. federal income tax rate, which is currently 21%, plus the incremental tax rate incurred for foreign, state and local taxes. While state and local taxes generally increase our effective tax rate nominally, foreign taxes can more substantially increase or decrease our effective tax rate depending on the amount of earnings we generate in each jurisdiction. We have historically generated substantial earnings in low taxer jurisdictions such as the United Kingdom, and we have historically generated a smaller portion of our annual earnings in higher tax jurisdictions such as Australia, Germany and Japan.
Results of Operations
The results of operations below focuses on the results of 2022 versus 2021. For a discussion of 2021 versus 2020, please refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2021.
The following table sets forth information relating to our operating performance metrics.

	For the Years Ended December 31,
	2022	2021	2020
	(in millions, except employee data)
Revenues	$258.5	$317.5	$311.7
Employee compensation and benefits expenses	179.8	190.5	194.1
% of revenues	70%	60%	62%
Non-compensation operating expenses	58.1	55.7	62.3
% of revenues	22%	18%	20%
Total operating expenses	237.9	246.3	256.4
% of revenues	92%	78%	82%
Total operating income	20.6	71.3	55.2
Operating profit margin	8%	22%	18%
Number of employees at year end	382	364	358
% increase (decrease) in employee count	5%	2%	(12)%
Revenues
The following table sets forth data relating to the Firm’s sources of revenues by client location.

	For the Years Ended December 31,
	2022	2021	2020
North America	46%	64%	61%
Europe	41%	19%	35%
Rest of World	13%	17%	4%

2022 versus 2021. For the year ended December 31, 2022, revenues were $258.5 million compared to $317.5 million in 2021, a decrease of $59.0 million, or 19%. The decrease in our 2022 revenues, as compared to 2021, principally resulted from decreases in both merger and acquisition transaction completion fees, and financing and restructuring advisory fees.

During 2022, we had good diversity of revenues among our geographic regions. North America, where we generated 46% of our revenues, remained our largest contributor although on an absolute dollar basis revenues were lower when compared to 2021 due to a decline in both M&A transaction completion fees and financing advisory and restructuring fees. In Europe, we derived 41% of our revenues in 2022, and our absolute dollar revenues increased by over 50% from 2021 despite being negatively impacted by the strengthening of the US dollar. During 2022, we generated 13% of our revenues from clients located in the rest of the world, reflecting decreases in both the percentage and absolute dollar amount of total revenue, primarily driven by lower revenue in Australia.
Operating Expenses
2022 versus 2021. For the year ended December 31, 2022, total operating expenses were $237.9 million compared to $246.3 million in 2021. The decrease of $8.4 million, or 3%, resulted from lower compensation and benefits expenses, partially offset by slightly higher non-compensation expenses, each as described in more detail below. Our operating profit margin was 8% for 2022 as compared to 22% for 2021.
Compensation and Benefits Expenses
2022 versus 2021. For the year ended December 31, 2022, our employee compensation and benefits expenses were $179.8 million, compared to $190.5 million for 2021. The decrease of $10.7 million, or 6%, was principally attributable to a lower year-end bonus accrual consistent with lower revenues. The ratio of compensation expense to revenues was 70% in 2022 compared to 60% in 2021. The ratio of compensation to revenues for 2022 as compared to 2021 was higher than our targeted range due to the spreading of lower compensation and benefits expenses over significantly lower revenues in 2022.
Our ratio of compensation to revenues in 2022 was significantly higher than the range of 59% to 62% over the past several years. It is our goal to reduce the compensation ratio over time back toward that historic range, which will be dependent upon our revenue generation, changes in headcount and other factors. We will balance this goal with our objective of retaining our core personnel and compensating them competitively in order to maintain our strong franchise, and continuing to recruit new senior bankers. Our compensation expenses may fluctuate materially in any particular period and the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.
Non-Compensation Operating Expenses
2022 versus 2021. For the year ended December 31, 2022, our non-compensation operating expenses of $58.1 million compared to $55.7 million in 2021, representing an increase of $2.4 million, or 4%. The increase principally resulted from higher travel and entertainment costs and increased occupancy costs during the build out of our new London office, partially offset by the benefit of foreign currency gains compared to foreign currency losses in the prior year. Non-compensation operating expenses as a percentage of revenues for 2022 increased to 22% as compared to 18% in 2021 as a result of spreading slightly higher non-compensation operating costs over lower revenues.
Our non-compensation expenses as a percentage of revenues can vary as a result of a variety of factors including fluctuation in revenue amounts, changes in headcount, currency movements and other factors. Accordingly, the non-compensation expenses as a percentage of revenues in any particular year may not be indicative of the non-compensation expenses as a percentage of revenues in future years.
Interest Expense
2022 versus 2021. For the year ended December 31, 2022, we incurred interest expense of $15.5 million as compared to $12.1 million in 2021. The increase in interest expense of $3.4 million during 2022 related to both higher market borrowing rates, offset in part by lower average borrowings outstanding as a result of debt repayments made during 2021.
We have floating rate debt and with interest rates rising throughout 2022 our borrowing rate increased to 7.8% in February 2023 as compared to an average rate of 5.0% during 2022. Based on our current borrowing amount our annualized interest expense is approximately $21.0 million before debt amortization costs. Our actual interest expense for 2023 may be higher or lower than that amount dependent upon actions of the Federal Reserve and the average amount of debt outstanding during the year.
In July 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking SOFR term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that we will likely convert to a SOFR term rate based facility in in the first half 2023. There can be no assurance the LIBOR phase out will not increase our cost of capital, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
Provision for Income Taxes
2022 versus 2021. For the year ended December 31, 2022, the provision for income taxes was $1.8 million, reflecting an effective rate of 36%, as compared to a provision for income taxes for the year ended December 31, 2021 of $16.8 million, reflecting an effective rate of 28%. The higher effective rate for 2022 was impacted by certain non-allowable deductions and was not meaningful due to our relatively nominal amount of pre-tax income.
Our effective tax rate is impacted positively or negatively upon the vesting of restricted stock awards by a charge or benefit for the tax effect of the difference between the grant price value and market price value at vesting of the awards. In 2022, the average market price of awards vesting during the year was slightly higher than the grant price of those awards and we incurred an income tax benefit of $0.4 million. In 2021, the average grant price of the awards vesting during the year exceeded the market price of our shares at vesting and we incurred an income tax charge of $0.8 million, which slightly elevated our effective tax rate. Looking forward, during the first quarter of 2023, the market value of awards vesting approximated the average grant price and we recognized a nominal income tax benefit. We are not able to predict our future share price, as a consequence, we are not able to estimate the impact that this benefit or charge will have on our provision for income taxes in future periods.
Although we cannot predict our estimated effective tax rate for future periods primarily due to the varying amount of earnings we can have in either higher or lower tax jurisdictions, we expect that our effective tax rate will be in the mid twenty percent range over the next few years, assuming our historical mix of foreign earnings and no changes in the existing tax law, and excluding the impact of the tax charge/benefit resulting from the vesting of restricted stock awards.
Geographic Data
For a summary of the total revenues, income before taxes and total assets by geographic region, see “Note 18 — Business Information” to the consolidated financial statements.
Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under our credit facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At December 31, 2022, we had cash and cash equivalents of $104.3 million.
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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At December 31, 2022, we had fees receivable of $40.3 million, including long-term receivables related to our primary capital advisory engagements of $4.1 million.

In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019, we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a $375.0 million five-year term loan B facility (“TLB”).
Borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% at our option. Our borrowing rates in 2022 ranged from 3.4% to 7.6%. We generally rollover our borrowings monthly or every three months. In January 2023, we rolled over our principal balance for a one month period and our borrowing rate was 7.8%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking SOFR term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that we will likely convert to a SOFR term rate based facility in the first half of 2023. There can be no assurance the LIBOR phase out will not increase our cost of capital.
The TLB requires quarterly principal amortization payments of $4.7 million from September 30, 2019 through March 31, 2024, with the remaining balance due at maturity on April 12, 2024. The TLB permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. Since the prior TLB was refinanced April 2019, we have made required and voluntary debt payments in total of $103.1 million and the outstanding principal balance of the TLB at December 31, 2022 was $271.9 million. As a result of these payments we do not have any required quarterly principal amortization payments due prior to maturity. In addition to quarterly amortization payments, the Company may be required to make annual repayments of principal on the TLB within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. For the year ended December 31, 2022, a payment of $1.8 million is required to be made by March 31, 2023. The Company is also required to repay certain amounts of the Term Loan Facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At December 31, 2022, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
With the maturity of the TLB in April 2024, we are planning to refinance or extend the TLB facility during 2023 at time when we believe credit market conditions are more favorable and it is advantageous for us. Currently, we intend to use our excess cash flow to deleverage our balance sheet over the next few years, which may make the extension of the TLB facility for a two or three year period a more attractive option for us. At the time we refinance or extend our loan facility we intend to seek comparable or better terms than our existing loan facility, but there can be no assurance that we will be able to refinance or extend the facility or obtain comparable or better terms.
Since we announced our recapitalization in 2017, we have used the majority of the TLB borrowing proceeds along with a portion of our excess cash flow over the past several years to repurchase shares of our common stock through open market purchases (including pursuant to 10b5-1 plans) and tender offers. During 2022, we repurchased in the open market 1,745,028 shares of our common stock for $22.2 million and we are deemed to have repurchased 1,219,839 shares of common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities for $17.8 million. In aggregate during 2022, we repurchased 2,964,867 shares and share equivalents for $39.9 million at an average price of $13.47 per share. In addition, during 2023 (through February 15, 2023), we repurchased 577,349 shares of common stock and common stock equivalents for $7.9 million at an average price of $13.61.

Early in 2023, we shifted our strategy to limit our shares repurchases to only an amount that is sufficient to offset the dilutive impact of equity grants to employees. As a result, for the period beginning February 1, 2023 through January 31, 2024, our Board of Directors has authorized $30.0 million in purchases of common shares and share equivalents (via tax withholding on vesting of restricted stock units). This compares to an authorization of $70.0 million for the twelve month period ended January 31, 2023. We estimate approximately half of this authorization for the year ended January 31, 2024 will be used for the repurchase of common stock equivalents to settle withholding tax liabilities. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period ending January 31, 2024 or the amount authorized in any future period. Taking into account our common stock and common stock equivalent share repurchases through February 15, 2023, we have $22.7 million remaining and authorized for repurchase through January 2024.
In February 2022, our Board of Directors increased our quarterly dividend payment from $0.05 per share to $0.10 per share beginning with the dividend payable in March 2022. In aggregate during 2022, we paid dividends of $0.40 per share to our common shareholders. In January 2023, our Board also declared a quarterly dividend payment of $0.10 per share, which will be payable on March 22, 2023.
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
As part of our long-term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to four-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at February 15, 2023, which takes into account the vesting in early February 2023 but does not yet take into account the grant of new awards as part of our compensation payable in respect of 2022, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $30.6 million (as calculated based upon the closing share price as of February 15, 2023 of $12.30 per share and assuming a withholding tax rate of 46% consistent with our recent experience) over the next five years, of which an additional $5.6 million will be payable later in 2023, $9.7 million will be payable in 2024, $9.5 million will be payable in 2025, $3.9 million will be payable in 2026, and $2.0 million will be payable in 2027. Awards of restricted stock unit awards related to 2022 performance are expected to be made later in the first quarter of 2023 and the estimated repurchase amount for 2024 and beyond referred to above will increase. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases, which may be limited under the credit agreement. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to four year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at February 15, 2023, which does not yet take into account the vesting of majority of annual awards late February 2023, we estimate payments of $33.5 million over the next four years, of which $10.0 million remains payable in 2023, $9.9 million will be payable in 2024, $9.0 million will be payable in 2025, and $4.6 million will be payable in 2026. We expect that the total outstanding value of deferred cash awards will increase modestly after taking into account the awards granted later in the first quarter of 2023 related to 2022 performance offset by the remaining amount of annual awards vesting in the first quarter of 2023. We will realize a corporate income tax deduction at the time of payment.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. From time to time we incur leasehold improvements related to the build out of new space. During 2022, we relocated our London office and incurred leasehold costs of approximately $5.5 million of which approximately $1.1 million was paid in 2023. There are no other large leasehold improvement expenditures currently planned in the near-term.
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
While we believe that the cash generated from operations during the next twelve months and over the longer term will be sufficient to meet our expected operating needs, which include among other things, our tax obligations, interest and principal payments on our loan facilities, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, deferred cash compensation payments and build-out costs of new office space, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. However, there is no assurance that our cash flow will be sufficient to allow us to meet our operating obligations and make timely principal and interest payments under the credit agreement. If we are unable to fund our operating and debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the credit agreement could result in a default. A default of our credit agreement would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Further, a failure to maintain adequate regulatory capital in one or more jurisdictions could result in sanctions, a suspension of our regulatory license in such locations or limit or prohibit us from conducting operations.
Cash Flows
2022.  Cash and cash equivalents decreased by $30.3 million from December 31, 2021, including a decrease of $2.2 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $27.5 million from operating activities, which consisted of $27.4 million from operating earnings after giving effect to the non-cash items, and a net increase in working capital of $0.1 million, principally from the collection of fees receivables offset by compensation payments. We used $6.8 million for investing activities to fund leasehold improvements and equipment purchases predominately related to the build out of a new London office. We used $48.9 million in financing activities, including $22.2 million for market purchases of our common stock, $17.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $8.9 million for the payment of dividends.
2021.  Cash and cash equivalents increased by $21.9 million from December 31, 2020, net of a decrease of $0.7 million resulting from the effect of the translation of foreign currency amounts into U.S. dollars at the year-end foreign currency conversion rates. We generated $130.7 million from operating activities, which consisted of $92.1 million from operating earnings after giving effect to the non-cash items, $2.2 million of tenant incentives reimbursement received from a landlord, and a net decrease in working capital of $36.4 million, principally from the collection of fees receivables. We used $3.5 million for investing activities to fund leasehold improvements and equipment purchases. We used $104.5 million in financing activities, including $55.0 million for the repayment of term loans, $32.8 million for market purchases of our common stock, $12.3 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $4.4 million for the payment of dividends.

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2022:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
	(in millions)
Operating lease obligations	$141.9	$12.3	$26.7	$24.5	$78.4
Secured term loan	271.9	—	271.9	—	—
Total	$413.8	$12.3	$298.6	$24.5	$78.4
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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the year ended December 31, 2022, as compared to 2021, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and Australian dollar. In aggregate, our revenues were negatively impacted in 2022 as compared to 2021 as a result of the movement of foreign currency rates. Although our global revenues may be impacted by movements in foreign exchange rates, our operating costs in foreign jurisdictions are denominated in local currency, and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% at our option. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2022, we had $271.9 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of December 31, 2022, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $2.7 million.
The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking SOFR term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest and are triggered by a notification from the Administrative Agent. We have not yet received such notification, but expect that we will likely convert to a SOFR term rate based facility in the first half of 2023.There can be no assurance the LIBOR phase out will not increase our cost of capital.
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

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on May 2, 2023, and is incorporated herein by reference. Information regarding our executive officers is included on pages 20 and 21 of this Annual Report on Form 10-K under the caption “Executive Officers and Directors.”
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

Item 11.  Executive Compensation
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on May 2, 2023, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on May 2, 2023, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on May 2, 2023, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this Item will be presented in Greenhill’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on May 2, 2023, and is incorporated herein by reference.

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
As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Greenhill & Co., Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Advisory Revenues
Description of the Matter
At December 31, 2022, the aggregate advisory fee revenue was $258.5 million. As explained in Note 2 to the consolidated financial statements, the Company earns its revenue by providing services under contracts with its clients in one primary revenue stream: advisory fee revenues for mergers and acquisitions engagements, financing advisory and restructuring engagements, and private capital advisory.
For performance obligations related to services that are either required to be recognized over-time or at a point in time, there is judgment involved in determining the most appropriate measure of progress towards satisfaction of each performance obligation or in determining that the fees are no longer constrained. Auditing the Company’s evaluation of performance obligations being met required a high degree of auditor judgment due to the subjectivity in determining the measure that most faithfully depicts the entity’s performance in satisfying performance obligations near the end of the reporting period within the Company’s primary revenue streams and consistently applying the selected measure across similar arrangements.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to recognition of advisory fee revenue. For example, we tested controls over management’s review around identifying performance obligations for advisory related engagements and concluding on the recognition criteria based on the satisfaction of those obligations.
To test the recognition of advisory fee revenue, our audit procedures included, among others, evaluating the measures used by management in identifying performance obligations. We compared the revenue recognized by management to executed engagement letters and other external documentation. For example, we evaluated management’s methodology for assessing performance obligations, their satisfaction, and the application of that methodology across a variety of different revenue arrangements. We also tested the completeness and accuracy of the revenue transactional data recorded in the general ledger.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
New York, New York
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Greenhill & Co., Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Greenhill & Co., Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Greenhill & Co., Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 28, 2023

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Financial Condition
As of December 31,
(in thousands except share and per share data)

	2022	2021
Assets
Cash and cash equivalents ($6.9 million restricted from use at December 31, 2022 and 2021, respectively)	$104,336	$134,624
Fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.3 million at December 31, 2022 and 2021, respectively	40,322	51,540
Other receivables	2,886	8,207
Property and equipment, net of accumulated depreciation of $15.6 million and $20.1 million at December 31, 2022 and 2021, respectively	27,040	22,919
Operating lease right-of-use asset	88,333	73,837
Goodwill	202,708	210,038
Deferred tax asset, net	75,196	58,579
Other assets	11,968	8,888
Total assets	$552,789	$568,632
Liabilities and Equity
Compensation payable	$28,656	$41,300
Accounts payable and accrued expenses	17,011	17,776
Current income taxes payable	12,134	12,345
Operating lease obligations	107,637	92,691
Secured term loan payable	269,633	267,840
Deferred tax liability	36,754	31,745
Total liabilities	471,825	463,697
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 53,288,909 and 50,621,563 shares issued as of December 31, 2022 and 2021, respectively; 17,768,705 and 18,066,226 shares outstanding as of December 31, 2022 and 2021, respectively	533	506
Restricted stock units	48,333	56,495
Additional paid-in capital	1,008,797	969,719
Retained earnings	125,994	132,559
Accumulated other comprehensive income (loss)	(38,856)	(30,443)
Treasury stock, at cost, par value $0.01 per share; 35,520,204 and 32,555,337 shares as of December 31, 2022 and 2021, respectively	(1,063,837)	(1,023,901)
Stockholders’ equity	80,964	104,935
Total liabilities and equity	$552,789	$568,632

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,
(in thousands except share and per share data)

	2022	2021	2020
Revenues	$258,454	$317,539	$311,678
Operating Expenses
Employee compensation and benefits	179,801	190,546	194,084
Occupancy and equipment rental	19,153	18,237	25,175
Depreciation and amortization	2,564	2,998	2,168
Information services	9,804	9,339	10,083
Professional fees	8,961	8,676	9,618
Travel related expenses	6,260	2,799	2,848
Other operating expenses	11,341	13,687	12,454
Total operating expenses	237,884	246,282	256,430
Total operating income	20,570	71,257	55,248
Interest expense	15,469	12,146	15,487
Income before taxes	5,101	59,111	39,761
Provision for taxes	1,827	16,799	8,427
Net income	$3,274	$42,312	$31,334
Average shares outstanding:
Basic	18,165,345	19,138,808	18,939,210
Diluted	21,892,864	24,505,712	23,078,451
Earnings per share:
Basic	$0.18	$2.21	$1.65
Diluted	$0.15	$1.73	$1.36

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,
(in thousands)

	2022	2021	2020
Consolidated net income	$3,274	$42,312	$31,334
Currency translation adjustment, net of tax	(8,413)	(4,942)	8,614
Comprehensive income (loss)	$(5,139)	$37,370	$39,948

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31,
(in thousands)

	2022	2021	2020
Common stock, par value $0.01 per share
Common stock, beginning of the year	$506	$487	$468
Common stock issued	27	19	19
Common stock, end of the year	533	506	487
Restricted stock units
Restricted stock units, beginning of the year	56,495	59,412	77,657
Restricted stock units recognized, net of forfeitures	30,588	31,110	31,950
Restricted stock units delivered	(38,750)	(34,027)	(50,195)
Restricted stock units, end of the year	48,333	56,495	59,412
Additional paid-in capital
Additional paid-in capital, beginning of the year	969,719	937,025	887,095
Common stock issued	39,078	32,694	49,930
Additional paid-in capital, end of the year	1,008,797	969,719	937,025
Retained earnings
Retained earnings, beginning of the year	132,559	95,424	69,093
Cumulative effect of the change in accounting principle related to credit losses	—	—	(123)
Retained earnings, beginning of the period, as adjusted	132,559	95,424	68,970
Dividends	(9,839)	(5,177)	(4,880)
Net income	3,274	42,312	31,334
Retained earnings, end of the year	125,994	132,559	95,424
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the year	(30,443)	(25,501)	(34,115)
Currency translation adjustment, net of tax	(8,413)	(4,942)	8,614
Accumulated other comprehensive income (loss), end of the year	(38,856)	(30,443)	(25,501)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the year	(1,023,901)	(978,780)	(955,523)
Repurchased	(39,936)	(45,121)	(23,257)
Treasury stock, end of the year	(1,063,837)	(1,023,901)	(978,780)
Total stockholders’ equity	$80,964	$104,935	$88,067

See accompanying notes to consolidated financial statements.

Greenhill & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,
(in thousands)

	2022	2021	2020
Operating activities:
Net income	$3,274	$42,312	$31,334
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Depreciation and amortization	4,358	4,792	3,951
Net investment (gains) losses	18	(372)	495
Restricted stock units recognized, net	30,588	31,110	31,950
Allowance for doubtful accounts	(401)	359	263
Deferred taxes, net	(10,471)	13,908	(8)
Loss (gain) on disposals of property and equipment	52	9	267
Changes in operating assets and liabilities:
Tenant incentive reimbursement from landlord	—	2,193	9,663
Fees receivable	11,619	29,021	(3,578)
Other receivables and assets	2,224	(4,420)	(2,162)
Compensation payable	(13,557)	6,416	6,412
Accounts payable and accrued expenses	39	6,314	9,042
Current income taxes payable	(211)	(958)	(3,623)
Net cash provided by operating activities	27,532	130,684	84,006
Investing activities:
Purchases of investments	—	—	(2,050)
Proceeds from sales of investments	—	1,190	847
Distributions from investments, net	—	32	81
Purchases of property and equipment	(6,786)	(4,770)	(17,015)
Net cash used in investing activities	(6,786)	(3,548)	(18,137)
Financing activities:
Repayment of secured term loan	—	(55,000)	(38,750)
Dividends paid	(8,926)	(4,353)	(4,108)
Purchase of treasury stock	(39,936)	(45,121)	(23,257)
Net cash used in financing activities	(48,862)	(104,474)	(66,115)
Effect of exchange rate changes	(2,172)	(741)	(1,026)
Net increase (decrease) in cash and cash equivalents	(30,288)	21,921	(1,272)
Cash and cash equivalents, beginning of year	134,624	112,703	113,975
Cash and cash equivalents, end of year	$104,336	$134,624	$112,703
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,542	$10,417	$14,386
Cash paid for taxes, net of refunds	$6,279	$1,424	$13,515

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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $9.0 million and $7.7 million as of December 31, 2022 and December 31, 2021, respectively. Deferred revenue is included in accounts payable and accrued expenses in the consolidated statements of financial condition. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $5.5 million, $4.9 million and $2.3 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $2.6 million, $2.7 million and $2.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a net reversal of bad debt expense of $0.4 million, for the year ended December 31, 2022 and bad debt expense of $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
Included in the fees receivable balances at December 31, 2022 and 2021 were $4.1 million and $1.5 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
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

Compensation Payable
Included in compensation payable are discretionary compensation awards comprised of accrued cash bonuses and long-term incentive compensation, consisting of deferred cash retention awards, which are non-interest bearing, and generally amortized ratably over a three to four year service period after the date of grant. See “Note 13 — Deferred Compensation”.
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

Note 3 — Cash and Cash Equivalents

The carrying values of the Company’s cash and cash equivalents are as follows:

	As of December 31,
	2022	2021
	(in thousands)
Cash	$49,789	$57,008
Cash equivalents	47,609	70,689
Restricted cash - letters of credit	6,938	6,927
Total cash and cash equivalents	$104,336	$134,624
The Company's standby letter of credit was $5.9 million for its New York headquarters' location as of December 31, 2022. Subsequently, the standby letter of credit has been reduced to $4.7 million and may be further reduced periodically under certain circumstances to approximately $3.5 million.
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 7 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit. See “Note 14 — Commitments and Contingencies”.

Note 4 — Property and Equipment
Property and equipment consist of the following:

	As of December 31,
	2022	2021
	(in thousands)
Equipment	$9,961	$11,992
Furniture and fixtures	5,996	6,526
Leasehold improvements	26,723	24,469
Total property and equipment, gross	42,680	42,987
Less: accumulated depreciation and amortization	(15,640)	(20,068)
Total property and equipment, net	$27,040	$22,919
In 2022, the Company incurred costs for leasehold improvements and other equipment related to its new London office, and also disposed of leasehold improvements and certain other fixed assets related to its former London office, most of which was fully depreciated. The impact of each resulted in reductions of gross property and equipment and accumulated depreciation.

Note 5 — Goodwill
Goodwill consists of the following:

	As of December 31,
	2022	2021
	(in thousands)
Balance, January 1	$210,038	$215,936
Foreign currency translation adjustments	(7,330)	(5,898)
Balance, December 31	$202,708	$210,038
The Company reviews goodwill annually for potential impairment and determined that the fair value of goodwill exceeded the carrying value for each of the years ended December 31, 2022, 2021 and 2020.

Note 6 — Other Assets
Other assets consist of the following:

	As of December 31,
	2022	2021
	(in thousands)
Prepaid expenses and other assets	$10,468	$7,264
Rent deposits	1,500	1,624
Total other assets	$11,968	$8,888

Note 7 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of December 31, 2022 and 2021, the Company had Level 1 assets measured at fair value.
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

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
	(in thousands)
Assets
Cash equivalents	$47,609	$—	$—	$47,609
Total	$47,609	$—	$—	$47,609

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
	(in thousands)
Assets
Cash equivalents	$70,689	$—	$—	$70,689
Total	$70,689	$—	$—	$70,689

Note 8 — Related Parties
At December 31, 2022 and 2021, the Company had no amounts receivable from or payable to related parties.

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

	As of December 31,
	2022	2021
	(in thousands)
Term Loan Facility carrying value	$269,633	$267,840
Unamortized discount	696	1,252
Unamortized debt issuance costs	1,546	2,783
Total long-term debt	$271,875	$271,875

Borrowings under the Term Loan Facility bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% at our option and had a weighted average interest rate for the years ended December 31, 2022 and 2021 of 5.0% and 3.4%, respectively (with the borrowing rate ranging from 3.4% to 7.6% and from 3.3% to 3.4%, respectively).
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million from September 30, 2019 through March 31, 2024 with the remaining outstanding balance due at maturity on April 12, 2024. Beginning April 2020, all voluntary prepayments, including refinancing of all or part of the borrowings, under the Term Loan Facility were permitted to be made without penalty.
As of December 31, 2022 the Company had repaid in advance all required quarterly amortization payments due over the term of the Term Loan Facility and the remaining outstanding principal balance of $271.9 million is due at maturity. During the years ended December 31, 2021 and 2020, the Company made principal payments on the Term Loan Facility of $55.0 million and $38.8 million, respectively. There were no principal payments made during the year ended December 31, 2022. In addition, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. For the year ended December 31, 2022, a payment of $1.8 million is required. Based upon the Company’s financial results for the year ended December 31, 2021, an excess cash flow payment was not required. The Company is also required to repay certain amounts of the Term Loan Facility in connection with the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At December 31, 2022 and 2021, the Company was compliant with all loan covenants.
In conjunction with the refinancing in April 2019, the Company incurred fees of $5.7 million, of which $2.7 million was recorded as deferred financing costs. Those costs along with the remaining unamortized costs from the prior debt facility which, as of the date of the refinancing, were $9.0 million, are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the consolidated statement of financial condition. For both years ended December 31, 2022 and 2021, the Company incurred incremental interest expense of $1.8 million, related to the amortization of these costs.

Note 10 — Equity
Dividends declared and paid on outstanding common shares were $0.40 for the year ended December 31, 2022 and $0.20 for each of the years ended 2021 and 2020, respectively. In addition, dividend equivalent payments of $2.6 million, $1.4 million and $1.1 million were paid to or accrued for holders of restricted stock units for the years ended December 31, 2022, 2021 and 2020, respectively. See “Note 13 — Deferred Compensation — Restricted Stock Units”.
During 2022, 2,628,619 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 1,219,839 shares at an average price of $14.57 per share in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units. In addition, the Company repurchased 1,745,028 shares of common stock through open market transactions at an average price of $12.70 per share.
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

Note 11 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Years Ended December 31,
	2022		2021		2020
	(in thousands, except per share amounts)
Numerator for basic and diluted EPS — net income	$3,274		$42,312		$31,334
Denominator for basic EPS — weighted average number of shares	18,165		19,139		18,939
Add — dilutive effect of:
Restricted stock units	3,728	(1)	5,367	(1)	4,139	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	21,893		24,506		23,078
Earnings per share:
Basic EPS	$0.18		$2.21		$1.65
Diluted EPS	$0.15		$1.73		$1.36
_______________________
(1) Excludes 0, 92,081 and 0 outstanding restricted stock units that were antidilutive under the treasury stock method for the years ended December 31, 2022, 2021 and 2020, respectively, and thus were not included in the above calculation. The incremental shares that are included in the diluted EPS calculation will vary based on a variety of factors, including the average share price during the period and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
Note 12 — Retirement Plan
The Company sponsors qualified defined contribution plans in certain jurisdictions. Qualified plans comply with applicable local laws and regulations. The Company incurred costs of $1.6 million, $1.4 million and $1.3 million for contributions to the retirement plans for the years ended December 31, 2022, 2021 and 2020, respectively. There was $0.1 million related to contributions due to the retirement plans included in compensation payable on the consolidated statements of financial condition at both December 31, 2022 and 2021.
Note 13 — Deferred Compensation
Restricted Stock Units
The Company has an equity incentive plan to motivate its employees and allow them to participate in the ownership of its stock. Under the Company’s plan, restricted stock units, which represent a right to a future payment equal to one share of common stock, may be awarded to employees, directors and certain other non-employees as selected by the Compensation Committee. Awards granted under the plan are generally amortized ratably over a three to four year service period following the date of the grant. Holders of restricted stock units are entitled to receive dividends declared on the underlying common stock to the extent the restricted stock units ultimately vest.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2022		2021
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	7,799,509	$13.78	7,587,078	$14.68
Granted	1,855,183	15.86	2,591,646	13.26
Delivered	(2,692,060)	14.74	(1,967,355)	17.00
Forfeited	(372,637)	13.70	(411,860)	13.91
Outstanding, December 31,	6,589,995	$13.80	7,799,509	$13.78

For the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense from the amortization of restricted stock units, net of forfeitures, of $30.6 million, $31.1 million and $31.8 million, respectively.
The weighted-average grant date fair value for restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $15.86, $13.26 and $8.82, respectively. As of December 31, 2022, unrecognized restricted stock units compensation expense was $33.0 million, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.7 years.
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
Deferred Cash Compensation
As part of its long-term incentive award program, the Company grants deferred cash retention awards to certain eligible employees. The deferred awards, which generally vest ratably over a three to four year service period, provide the employee with the right to receive future cash compensation payments, which are non-interest bearing. Deferred cash compensation of $17.6 million and $12.3 million as of December 31, 2022 and 2021, respectively, is included in compensation payable in the consolidated statements of financial condition. As of December 31, 2022, total unrecognized deferred cash compensation (prior to the consideration of forfeitures) was approximately $14.5 million and is expected to be recognized over a weighted-average period of 1.5 years.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense from the amortization of deferred cash compensation, net of estimated forfeitures, of $14.3 million, $10.3 million and $7.2 million, respectively.
Note 14 — Commitments and Contingencies
Diversified financial institutions in certain jurisdictions in which we operate issued four letters of credit on behalf of the Company to secure office space leases, which totaled $6.9 million and $6.9 million at December 31, 2022 and 2021, respectively. These letters of credit were secured by cash held on deposit. At December 31, 2022 and 2021, no amounts had been drawn under any of the letters of credit. See “Note 3 — Cash and Cash Equivalents”.
The Company leases office space for its operations around the globe. See “Note 16 — Leases”.
The Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 15 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes.
The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Current taxes:
U.S. federal	$385	$(2,664)	$(2,794)
State and local	485	1,073	(306)
Foreign	11,430	4,482	11,535
Total current tax expense	12,300	2,891	8,435
Deferred taxes:
U.S. federal	(8,000)	11,678	1,245
State and local	(2,175)	1,177	264
Foreign	(298)	1,053	(1,517)
Total deferred tax (benefit) expense	(10,473)	13,908	(8)
Total tax expense	$1,827	$16,799	$8,427
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
Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Compensation and benefits	$16,798	$17,290
Depreciation and amortization	581	—
Cumulative translation adjustment	14,096	11,679
Operating loss carryforwards	9,146	4,900
Capital loss carryforwards	2,561	2,503
Lease asset	26,963	22,763
Other financial accruals	7,612	1,947
Valuation allowances	(2,561)	(2,503)
Total deferred tax assets	75,196	58,579
	2022	2021
	(in thousands)
Deferred tax liabilities:
Depreciation and amortization	3,934	4,126
Lease liability	22,089	18,537
Other financial accruals	10,731	9,082
Total deferred tax liabilities	36,754	31,745
Net deferred tax asset	$38,442	$26,834
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
The Company’s deferred taxes for operating loss carryforwards relate primarily to a current year loss in the United States along with carryforward losses in certain foreign jurisdictions. These jurisdictions, and the United States in particular, have been profitable either in the current year or prior years and the Company believes it is more likely than not they will be profitable in future years. However, management has carefully considered the need for a valuation allowance by evaluating each jurisdiction separately and considering items such as historical and estimated future taxable income, cost bases, and other various factors. Based on all available information, the Company has determined that it is more likely than not that it will realize the full benefit of these operating loss carryforwards and other deferred tax assets for these jurisdictions. As of December 31, 2022, the Company had operating loss carryforwards which in aggregate totaled $36.8 million with $34.7 million available to be carried forward indefinitely and the remaining $2.1 million available to be carried forward four years or longer.
In addition to operating loss carryforwards, the Company has capital loss carryforwards related to the sale of its investments, and these capital loss carryforwards can only be utilized against capital gains in the same jurisdiction. Approximately $2.4 million of the deferred tax asset related to capital loss carryforwards can be carried forward indefinitely and $0.2 million can be carried forward for three years. However, since the Company has nominal remaining investments and considers it more likely than not that the Company will generate capital gains, the Company has established a full valuation allowance against the deferred tax assets related to these capital losses.
The Company is subject to the income tax laws of the United States, its states and municipalities, and those of the foreign jurisdictions in which the Company operates. These laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of December 31, 2022, the Company does not expect any material changes in its tax provision related to any current or future audits.
The Company recognizes tax positions in the financial statements only when management believes it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The Company performed an analysis of its tax positions as of December 31, 2022, and determined that there was no requirement to accrue any material additional liabilities. Also, when present as part of the tax provision calculation, interest and penalties have been reported as other operating expenses in the consolidated statements of operations.
Regarding foreign operations in the income tax provision, the territorial-type system enacted as part of the Tax Cuts and Jobs Act is not expected to have a significant impact for the year ended December 31, 2022 or materially impact future years. As such, the Company does not intend to indefinitely reinvest its non-U.S. subsidiary earnings outside the United States.
A reconciliation of the statutory U.S. federal income tax rate of 21% to the Company’s effective income tax rates is set forth below:

	For the Years Ended December 31,
	2022	2021	2020
U.S. statutory tax rate	21.0%	21.0%	21.0%
Increase related to state and local taxes, net of U.S. income tax benefit	(25.8)	3.0	(3.0)
Benefits and taxes related to foreign operations	24.8	3.7	(7.3)
RSU vesting and dividend discrete accounting charge or benefit	(8.8)	1.4	13.3
Charge related to non-deductible compensation	19.8	1.3	2.4
Tax Benefits Related to CARES Act	—	(1.7)	(4.6)
Federal Provision to Return Adjustment	4.8	(0.3)	(1.1)
Other	—	—	0.5
Effective income tax rate	35.8%	28.4%	21.2%
For the year ended December 31, 2022, the rate reconciliation adjustments are unusually large due to the nominal pre-tax income for the period.

Note 16 — Leases
The Company leases office space for its operations around the globe. All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 13 years. The Company incurred operating lease cost, excluding property taxes, utilities and other ancillary costs, of $14.7 million, $13.8 million and $18.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in occupancy and equipment rental in the consolidated statements of operations.
The undiscounted aggregate minimum future rental payments as of December 31, 2022 are as follows:

(in thousands)
2023	$12,348
2024	12,732
2025	14,006
2026	12,200
2027	12,270
Thereafter	78,386
Total lease payments	141,942
Plus: tenant incentive utilized to finance leasehold improvements	9,819
Less: Interest	(44,124)
Present value of operating lease liabilities for which the Company has a right-of-use asset and corresponding liability	$107,637
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of December 31,
	2022	2021
Weighted average remaining lease term in years, including the lease for which the right to use has not commenced	10.8	11.5
Weighted average discount rate	6.9%	6.8%

Note 17 — Regulatory
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of December 31, 2022 and 2021, G&Co’s net capital was $18.9 million and $21.2 million, respectively, which exceeded its requirement by $18.4 million and $20.0 million, respectively. G&Co’s aggregate indebtedness to net capital ratio was 0.4 to 1 and 0.9 to 1 at December 31, 2022 and 2021, respectively. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At December 31, 2022, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of BaFin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of December 31, 2022 and 2021, GCI, Greenhill Europe, Greenhill Australia and our other regulated operations were in compliance with local capital adequacy requirements.

Note 18 — Business Information
The Company’s activities as an investment banking firm constitute a single business segment, with substantially all revenues generated from advisory services, which includes engagements relating to mergers and acquisitions, financing advisory and restructuring, and private capital advisory services.
The Company principally earns its revenues from advisory fees upon the successful completion of the client’s transaction or restructuring. In 2022 and 2021, there were no clients that accounted for more than 10% of total revenues. In 2020, there was one client that accounted for approximately 14% of revenues.

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
The following table presents information about the Company by geographic region, after elimination of all significant inter-company accounts and transactions:

	As of or for the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues
North America	$123,784	$204,989	$167,038
Europe	101,957	70,466	127,631
Rest of World	32,713	42,084	17,009
Total	$258,454	$317,539	$311,678
Operating income (loss)
North America	$(20,425)	$65,618	$(5,238)
Europe	34,510	(9,252)	62,603
Rest of World	6,485	14,891	(2,117)
Total	$20,570	$71,257	$55,248
Total assets
North America	$190,497	$247,383	$297,579
Europe	211,884	153,716	138,632
Rest of World	150,408	167,533	149,588
Total	$552,789	$568,632	$585,799

The Company's revenues are based on the country where the services were derived. For the years ended December 31, 2022, 2021 and 2020, the Company generated 41%, 59%, and 52%, respectively, of its total revenues from the United States and 25%, 13% and 36% respectively, of its total revenues from the United Kingdom. No other country had revenues which individually represented more than 10% of the Company’s total revenues during the years ended December 31, 2022, 2021 and 2020, respectively.
Included in the Company’s total assets are long-lived assets, excluding deferred tax assets, lease right-of-use assets and intangible assets, located in the United States of $30.3 million and $29.1 million at December 31, 2022 and 2021, respectively, and assets located in the United Kingdom of $6.3 million at December 31, 2022. No other country had long-lived assets, which individually represented more than 10% of the Company’s total long-lived assets at December 31, 2022 and 2021.

Note 19 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On January 31, 2023, the Board of Directors of the Company declared a quarterly dividend of $0.10 per share. The dividend will be payable on March 22, 2023 to the common stockholders of record on March 8, 2023.

(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S 1/A (No. 333-113526) filed on May 5, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2020).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
4.2	Description of Greenhill & Co., Inc.'s Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1/A (No. 333-113526) filed on April 30, 2004).
10.2	*Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 13, 2015).
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
10.14
*Form of Greenhill & Co., Inc. Equity Incentive Plan RSU MD Award Notification Template (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

10.15
*Form of Greenhill & Co., Inc. Amended 2019 Equity Incentive Plan Restricted Stock Unit Award Notification for MDs (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022)

10.16
*Form of Greenhill & Co., Inc. Amended 2019 Equity Incentive Plan Deferred Cash Notification for US (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022)

10.17
*Form of Greenhill & Co., Inc. Amended 2019 Equity Incentive Plan Deferred Cash Notification for GBP (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022)

21.1**	List of Subsidiaries of the Registrant.
E-1

23.1**	Consent of Ernst & Young LLP.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS
The following financial information from Greenhill & Co., Inc's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-K Report for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

_____________________________________________

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to Form 10-K pursuant to Item 15(b) of this report.

**	Filed herewith.

***	Furnished herewith

E-2

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 28, 2023

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

II -1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SCOTT L. BOK
Scott L. Bok	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023

/s/ HAROLD J. RODRIGUEZ, JR.
Harold J. Rodriguez, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023

/s/ ULRIKA M. EKMAN
Ulrika M. Ekman	Director	February 28, 2023

/s/ KEVIN T. FERRO
Kevin T. Ferro	Director	February 28, 2023

/s/ MERYL D. HARTZBAND
Meryl D. Hartzband	Director	February 28, 2023

/s/ JOHN D. LIU
John D. Liu	Director	February 28, 2023

II -2