Form 10-Q
period 2023-03-31
GREENHILL & CO INC
filed 2023-05-10
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of April 28, 2023, there were 18,321,169 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	March 31	December 31,
	2023	2022
	(unaudited)
Assets
Cash and cash equivalents ($5.7 million and $6.9 million restricted from use at March 31, 2023 and December 31, 2022, respectively)	$58,763	$104,336
Fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.1 million at March 31, 2023 and December 31, 2022, respectively	35,939	40,322
Other receivables	13,096	2,886
Property and equipment, net of accumulated depreciation of $16.5 million and $15.6 million at March 31, 2023 and December 31, 2022, respectively	27,840	27,040
Operating lease right-of-use asset	85,775	88,333
Goodwill	200,961	202,708
Deferred tax asset, net	73,207	75,196
Other assets	23,345	11,968
Total assets	$518,926	$552,789
Liabilities and Equity
Compensation payable	$26,139	$28,656
Accounts payable and accrued expenses	18,311	17,011
Current income taxes payable	12,427	12,134
Operating lease obligations	105,437	107,637
Secured term loan payable	268,285	269,633
Deferred tax liability	35,593	36,754
Total liabilities	466,192	471,825
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 54,407,729 and 53,288,909 shares issued as of March 31, 2023 and December 31, 2022, respectively; 18,310,176 and 17,768,705 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	544	533
Restricted stock units	38,671	48,333
Additional paid-in capital	1,024,571	1,008,797
Retained earnings	100,224	125,994
Accumulated other comprehensive income (loss)	(39,579)	(38,856)
Treasury stock, at cost, par value $0.01 per share; 36,097,553 and 35,520,204 shares as of March 31, 2023 and December 31, 2022, respectively	(1,071,697)	(1,063,837)
Stockholders’ equity	52,734	80,964
Total liabilities and equity	$518,926	$552,789

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$49,678	$45,441
Operating Expenses
Employee compensation and benefits	60,576	46,849
Occupancy and equipment rental	4,989	4,403
Depreciation and amortization	887	620
Information services	2,356	2,300
Professional fees	1,995	1,966
Travel related expenses	1,923	1,120
Other operating expenses	2,771	2,711
Total operating expenses	75,497	59,969
Total operating income (loss)	(25,819)	(14,528)
Interest expense	5,813	2,755
Income (loss) before taxes	(31,632)	(17,283)
Provision (benefit) for taxes	(8,314)	(5,177)
Net income (loss)	$(23,318)	$(12,106)
Average shares outstanding:
Basic	18,315,231	18,424,585
Diluted	18,315,231	18,424,585
Earnings (loss) per share:
Basic	$(1.27)	$(0.66)
Diluted	$(1.27)	$(0.66)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net income (loss)	$(23,318)	$(12,106)
Currency translation adjustment, net of tax	(723)	1,920
Comprehensive income (loss)	$(24,041)	$(10,186)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Common stock, par value $0.01 per share
Common stock, beginning of the period	$533	$506
Common stock issued	11	13
Common stock, end of the period	544	519
Restricted stock units
Restricted stock units, beginning of the period	48,333	56,495
Restricted stock units recognized, net of forfeitures	6,180	7,743
Restricted stock units delivered	(15,842)	(18,442)
Restricted stock units, end of the period	38,671	45,796
Additional paid-in capital
Additional paid-in capital, beginning of the period	1,008,797	969,719
Common stock issued	15,774	18,496
Additional paid-in capital, end of the period	1,024,571	988,215
Retained earnings
Retained earnings, beginning of the period,	125,994	132,559
Dividends	(2,452)	(2,558)
Net income (loss)	(23,318)	(12,106)
Retained earnings, end of the period	100,224	117,895
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(38,856)	(30,443)
Currency translation adjustment, net of tax	(723)	1,920
Accumulated other comprehensive income (loss), end of the period	(39,579)	(28,523)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(1,063,837)	(1,023,901)
Repurchased	(7,860)	(19,832)
Treasury stock, end of the period	(1,071,697)	(1,043,733)
Total stockholders’ equity	$52,734	$80,169

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Three Months Ended March 31
	2023	2022
Operating activities:
Net income (loss)	$(23,318)	$(12,106)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	1,335	1,068
Restricted stock units recognized, net	6,180	7,743
Deferred taxes, net	1,066	(1,376)
Allowance for doubtful accounts	(5)	(209)
Changes in operating assets and liabilities:
Fees receivable	4,388	20,320
Other receivables and assets	(21,587)	(24,280)
Compensation payable	(2,289)	(19,325)
Accounts payable and accrued expenses	1,601	429
Current income taxes payable	293	(160)
Net cash provided (used) by operating activities	(32,336)	(27,896)
Investing activities:
Purchases of property and equipment	(1,527)	(554)
Net cash used in investing activities	(1,527)	(554)
Financing activities:
Repayment of secured term loan	(1,796)	—
Dividends paid	(2,681)	(2,433)
Purchase of treasury stock	(7,860)	(19,832)
Net cash used in financing activities	(12,337)	(22,265)
Effect of exchange rate changes	627	(605)
Net decrease in cash and cash equivalents	(45,573)	(51,320)
Cash and cash equivalents, beginning of the period	104,336	134,624
Cash and cash equivalents, end of the period	$58,763	$83,304
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,511	$2,304
Cash paid for taxes, net of refunds	$827	$1,497

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
G&Co is engaged in investment banking activities principally in the United States. G&Co is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and is licensed in all 50 states and the District of Columbia. GCI is engaged in investment banking activities in the United Kingdom and Europe, and is subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Greenhill Europe engages in investment banking activities in Europe (other than the U.K.) and is subject to regulation by Bundesanstalt für Finanzdienstleistungsaufsicht (“Bafin”). Greenhill Australia engages in investment banking activities in Australia and New Zealand and is licensed and subject to regulation by the Australian Securities and Investment Commission (“ASIC”).
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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated financial information as of December 31, 2022 has been derived from audited consolidated financial statements not included herein. The results of operations for interim periods are not necessarily indicative of results for the entire year.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $9.9 million and $9.0 million as of March 31, 2023 and December 31, 2022, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $2.7 million and $0.4 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $1.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded a net reversal of bad debt expense of less than $0.1 million and net reversal of bad debt expense of $0.2 million in the three months ended March 31, 2023 and 2022, respectively.
Included in the fees receivable balances at March 31, 2023 and December 31, 2022 were $4.3 million and $4.1 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
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
Restricted Stock Units
The Company accounts for its share-based compensation payments by recording the fair value of restricted stock units (RSUs) granted to employees as compensation expense. The restricted stock units are generally amortized ratably over a three to four-year service period following the date of grant. Compensation expense is determined based upon the fair value of the Company’s common stock at the date of grant. In certain circumstances the Company issues share-based compensation, which is contingent on achievement of certain performance targets. Compensation expense for performance-based awards begins at the time it is deemed probable that the performance target will be achieved and is amortized into expense over the remaining service period. The Company includes a forfeiture estimate in the aggregate compensation cost to be amortized.
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
The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in operating lease assets in the condensed consolidated statement of financial condition. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The straight-lining of rent expense results in differences in the operating lease right-of-use asset and operating lease obligations on the condensed consolidated statement of financial condition. Temporary differences are recognized for tax purposes and reflected separately in the condensed consolidated statement of financial condition as deferred lease assets and lease liabilities within deferred tax assets and deferred tax liabilities.
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of March 31,	As of December 31,
	2023	2022
	(in thousands)
	(unaudited)
Cash	$38,548	$49,789
Cash equivalents	14,543	47,609
Restricted cash - letters of credit	5,672	6,938
Total cash and cash equivalents	$58,763	$104,336

The Company's standby letter of credit for its New York headquarters' location was reduced to $4.7 million during the first quarter 2023 from $5.9 million as of December 31, 2022. The standby letter of credit may be further reduced periodically under certain circumstances to approximately $3.5 million.
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of March 31, 2023 and December 31, 2022, the Company had Level 1 assets measured at fair value.
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
Assets Measured at Fair Value on a Recurring Basis as of March 31, 2023

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2023
	(in thousands, unaudited)
Assets
Cash equivalents	$14,543	$—	$—	$14,543
Total	$14,543	$—	$—	$14,543

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
	(in thousands)
Assets
Cash equivalents	$47,609	$—	$—	$47,609
Total	$47,609	$—	$—	$47,609

Note 5 — Loan Facilities
In April 2019, the Company refinanced borrowings made under its 2017 recapitalization plan with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”) which matures on April 12, 2024. Borrowings under the Term Loan Facility bear interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25% at our option and had weighted average interest rates of 7.9% and 3.4% for the three months ended March 31, 2023 and 2022, respectively.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024. As of March 31, 2023, the Company has repaid in advance all required quarterly amortization payments of the Term Loan Facility and no further amortization payments are due prior to maturity. In addition to required amortization payments, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. In March 2023, the Company made a required excess cash payment of $1.8 million related to 2022. The Term Loan Facility also permits voluntary principal payments to be made in advance without penalty.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At March 31, 2023, the Company was compliant with all loan covenants.
As of March 31, 2023, the Term Loan Facility had a principal balance of $270.1 million and its carrying value was $268.3 million. Deferred financing costs of $9.0 million are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million related to the amortization of deferred financing costs for each of the three months ended March 31, 2023 and 2022. At March 31, 2023, the fair value of the Term Loan Facility was approximately 97.0% of its outstanding principal balance. Since the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 - Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

Note 6 — Equity
Total dividend payments of $0.10 per share were paid to common stockholders for each of the three months ended March 31, 2023 and 2022. In addition, dividend equivalent payments of $0.6 million and $0.7 million were paid to or accrued for holders of restricted stock units for the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023, the Company repurchased 69,112 common shares through open market transactions at an average price of $11.88, for a total cost of $0.8 million. Additionally, during the three months ended March 31, 2023, 1,109,308 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 508,237 shares at an average price of $13.85 per share for a total cost of $7.0 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the three months ended March 31, 2022, the Company repurchased 481,674 common shares through open market transactions at an average price of $18.57, for a total cost of $8.9 million. Additionally, during the three months ended March 31, 2022, 1,274,458 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 581,011 shares at an average price of $18.74 per share for a total cost of $10.9 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended March 31,
	2023		2022
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$(23,318)		$(12,106)
Denominator for basic EPS — weighted average number of shares	18,315		18,425
Add — dilutive effect of:
Restricted stock units	—		—
Denominator for diluted EPS — weighted average number of shares and dilutive securities	18,315	(1)	18,425	(1)
Earnings (loss) per share:
Basic EPS	$(1.27)		$(0.66)
Diluted EPS	$(1.27)		$(0.66)
____________________
(1) Excludes 3,313,463 and 4,892,222 unamortized restricted stock units that were antidilutive for the three months ended March 31, 2023, and March 31, 2022, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2023		2022
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	6,589,995	$13.80	7,799,509	$13.78
Granted	2,165,418	10.11	1,802,436	16.11
Delivered	(1,156,209)	14.12	(1,308,989)	14.56
Forfeited	(20,644)	14.03	(3,358)	14.89
Outstanding, March 31,	7,578,560	$12.69	8,289,598	$14.07

As part of the annual award vesting program, on April 1, 2023 and 2022, 916,114 and 454,060 restricted stock units, respectively, vested and will be/were delivered within 75 days of the vesting date.

Note 8 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate may vary depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The grant price value approximated the market value for awards vesting during the three months ended March 31, 2023, and as a result there was no benefit or charge recognized. The provision for income taxes for the three months ended March 31, 2022 includes a net benefit of $1.1 million related to the tax effect of the vesting of restricted stock units at a market value greater than their grant price.
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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of March 31, 2023, the Company does not expect any material changes in its tax provision related to any current or future audits.

Note 9 — Leases
The Company leases office space for its operations around the globe. All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 13 years.
The undiscounted aggregate minimum future rental payments are as follows:

	As of
	March 31,	December 31,
	2023	2022
	(in thousands)
	(unaudited)
2023 (remainder)	$8,516	$12,348
2024	12,720	12,732
2025	14,054	14,006
2026	12,269	12,200
2027	12,339	12,270
Thereafter	78,681	78,386
Total lease payments	$138,579	$141,942
Plus: tenant incentive allowance utilized to finance leasehold improvements	9,634	9,819
Less: Interest	(42,776)	(44,124)
Present value of operating lease liabilities	$105,437	$107,637

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	March 31,	December 31,
	2023	2022
	(unaudited)
Weighted average remaining lease term in years	10.7	10.8
Weighted average discount rate	6.9%	6.9%

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of March 31, 2023, G&Co’s net capital was $6.1 million, which exceeded its requirement by $5.7 million. G&Co’s aggregate indebtedness to net capital ratio was 1 to 1 at March 31, 2023. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.

At March 31, 2023, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of Bafin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of March 31, 2023, GCI, Greenhill Europe, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On May 3, 2023, the Board of Directors of the Company declared a quarterly dividend of $0.10 per share. The dividend will be payable on June 21, 2023 to the common stockholders of record on June 7, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Greenhill”, “we”, “our”, “Firm” and “us” refer to Greenhill & Co., Inc.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the risk factors in item 1A of this Quarterly Report on Form 10-Q and subsequent Current Reports on Form 8-K.
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “could”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things, uncertainties associated with economic and geopolitical events. You should consider the various risks outlined under “Risk Factors” in our 2022 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
During 2023, we have recruited 2 additional client facing managing directors. With these recruits we have expanded our teams focused on the technology sector and financing advisory and restructuring. In addition, as previously announced effective January 1, 2023, as part of our annual evaluation and promotion process we named 4 new client facing Managing Directors. We have many active recruiting dialogues in progress and continue to see opportunities to grow senior banker headcount. As of April 28, 2023, we had 78 client facing managing directors including those whose recruitment we have announced to date.

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
In the first three months of 2023, global transaction activity was slower than usual due volatile markets, difficult credit conditions and economic uncertainty. While our firm is of a size where our revenues are not necessarily closely tied to the ups and downs of global markets, for the first quarter of 2023 our transaction activity was also relatively slow although we recognized a modest increase in revenue over the first quarter of 2022. Despite a very challenging operating environment, we are encouraged by the level of engagement we are seeing, particularly with regard to M&A interest from our corporate clients. Accordingly, based on our current dialogues and engagement activity, we expect our year to date revenue improvement to grow significantly in the second quarter leading to our best first half revenues in the recent years.
Although it is difficult early in the year to predict our full year business performance with much certainty, based on our early results and our current pipeline, on a regional basis we expect strong performances in Australia, Canada and Spain, as well as improved performances in the U.S. and U.K. By sector, industrials is our largest focus area, and we expect that should be a productive area this year. Additionally, activity levels are high for us in the mining and energy sectors, including newer green energy technologies, and in healthcare and consumer. By type of advice, we see the most opportunity in corporate M&A. Relative to most of our competitors, we expect to benefit in the current market from having less of a reliance on financial sponsors than most. We are also seeing restructuring activity accelerate from last year’s slow pace, when credit conditions were favorable for most of the year. While we do not expect anything like the 2020 pandemic period boom in restructurings, we believe we could be at the beginning of a longer period of robust restructuring activity because of the current economic circumstances than was the case in the brief pandemic era restructuring boom. Our capital advisory team continues to take on attractive new fund placement projects amid what is a challenging fund raising environment and should generate increased revenue as the year goes on.
Notwithstanding that financial sponsors are not a particularly large portion of the M&A market at the moment given challenging credit market conditions, winning more business from this client group continues, which has enormous dry powder to be deployed once market conditions have stabilized, continues to be our central strategic initiative for the future growth of our business. We believe our industry sector expertise, our cross border capabilities and our ability to access public companies are all advantages as we work to build this business.
Globally, the number and volume of announced transactions decreased by 14% and 43%, respectively, in the three months ended March 31, 2023 versus the same period in the prior year. The number and volume of completed transactions globally decreased by 15% and 49%, respectively, in the same period.
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
1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of April 25, 2023.

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
Revenues were $49.7 million in the first quarter of 2023 compared to $45.4 million in the first quarter of 2022, an increase of $4.3 million, or 9%. The increase principally resulted from a higher level of fees from financing advisory and restructuring retainers.
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
Our total operating expenses for the first quarter of 2023 were $75.5 million, which compared to $60.0 million of total operating expenses for the first quarter of 2022. The increase in total operating expenses of $15.5 million resulted from increases in both our compensation and benefits expenses and our non-compensation operating expenses, each as described in more detail below.
The following table sets forth information relating to our operating expenses.

	For the Three Months Ended March 31,
	2023	2022
	(in millions, unaudited)
Employee compensation and benefits expenses	$60.6	$46.8
% of revenues	122%	103%
Non-compensation operating expenses	14.9	13.1
% of revenues	30%	29%
Total operating expenses	75.5	60.0
% of revenues	152%	132%
Total operating income (loss)	(25.8)	(14.5)
Operating profit margin	NM	NM
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

Our employee compensation and benefits expenses were $60.6 million in the first quarter of 2023 as compared to $46.8 million for the first quarter of 2022. The increase in expense of $13.8 million, or 29%, was largely a result of the timing of an accounting charge for incentive compensation. The ratios of compensation to revenues for the first quarters of 2023 and 2022 were elevated due to lower than average revenues.
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
For the three months ended March 31, 2023, our non-compensation operating expenses of $14.9 million increased $1.8 million, or 14%, as compared to $13.1 million in the same period in 2022. The increase principally resulted from higher travel and entertainment expenses, which we believe have normalized from the low pandemic level, as well as incremental costs related to our relocation to new space in London.
Non-compensation expenses as a percentage of revenues for the three months ended March 31, 2023 were 30% compared to 29% for the same period in 2022.
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

Interest Expense
For the three months ended March 31, 2023, we incurred interest expense of $5.8 million as compared to $2.8 million for the same period in 2022. The increase of $3.0 million related to significantly higher market borrowing rates in the first quarter of 2023 compared to the same period in 2022.
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

Provision for Income Taxes
For the three months ended March 31, 2023, we recognized an income tax benefit of $8.3 million as compared to an income tax benefit for the three months ended March 31, 2022 of $5.2 million. The tax benefit recognized in the first quarter of 2023 increased as compared to the same period in 2022 as a result of a higher pre-tax loss.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under our credit facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At March 31, 2023, we had cash and cash equivalents of $58.8 million.

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
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks. At March 31, 2023, we had fees receivable of $35.9 million including long-term receivables related to our primary capital advisory engagements of $4.3 million.
In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019, we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a new $375.0 million five-year term loan B facility (“TLB”).
Borrowings under the TLB bear interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% at our option. Our borrowing rates in the three month period ended March 31, 2023 ranged from 7.6% to 8.2%. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking Secured Overnight Financing Rate (“SOFR”) term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest. We are currently in the process of completing the documentation to convert to a SOFR term rate based facility prior to June 30, 2023. There can be no assurance the LIBOR phase out will not increase our cost of capital.
The TLB requires quarterly principal amortization payments of $4.7 million from September 30, 2019 through March 31, 2024, with the remaining balance due at maturity on April 12, 2024. The TLB permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. As a result of voluntary advance payments made in 2020 and 2021 we have repaid all required quarterly principal amortization payments due in advance of maturity. In addition to quarterly amortization payments, the Company may be required to make annual repayments of principal on the TLB within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. In March 2023, the Company made a required excess cash payment of $1.8 million related to 2022. As of April 28, 2023, the remaining outstanding principal balance is $270.1 million and is due at maturity. Subject to the terms of the credit agreement, we may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.
The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At March 31, 2023, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
With the maturity of the TLB in April 2024, we intend to seek to refinance or extend the loan facility in the relatively near term at such time as we believe market conditions are optimal to do so. While we will seek comparable terms to our existing loan facility, there can be no assurance that we will be able to refinance or extend the facility or obtain comparable terms.

Since we announced our recapitalization in 2017, we have used the majority of the TLB borrowing proceeds along with a portion of our excess cash flow over the past several years to repurchase shares of our common stock through open market purchases (including pursuant to 10b5-1 plans) and tender offers. For the year to date period ended April 30, 2023, we have repurchased in the open market 69,112 shares of our common stock for $0.8 million and we are deemed to have repurchased 508,237 shares of common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities for $7.0 million.
For the period beginning February 1, 2023 through January 31, 2024 our Board of Directors has authorized $30.0 million in purchases of common stock and common stock equivalents (via tax withholding on vesting of restricted stock units). As of April 30, 2023, we had $22.7 million remaining and authorized for repurchase through January 2024. Future share repurchases are subject to market conditions and other factors, such as our results of operations, financial position and capital requirements, general business conditions, legal, tax and regulatory constraints or restrictions, any contractual restrictions and other factors deemed relevant. There can be no assurances of the price at which we may be able to repurchase our shares or that we will repurchase the full amount authorized for the period ending January 31, 2024 or the amount authorized in any future period.
In January 2023, our Board of Directors declared a quarterly dividend payment of $0.10 per share payable on March 22, 2023. In May 2023, the Board also declared a quarterly dividend payment of $0.10 per share, which will be payable on June 21, 2023.
Future authorizations to repurchase our common stock and to pay dividends on our common stock are at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, legal and contractual restrictions and other factors as the Board of Directors may deem relevant. Further, under our credit agreement, we are restricted in the amount of cash we may use to repurchase our common stock and common stock equivalents and/or to make dividend distributions. Going forward, we intend to apply our available cash flow primarily to deleveraging, while also maintaining our dividend and making repurchases of our common shares and common share equivalents as and when appropriate.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to four-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at April 28, 2023, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $23.4 million (as calculated based upon the closing share price as of April 28, 2023 of $7.10 per share and assuming a withholding tax rate of 46% consistent with our recent experience) over the next four years, of which an additional $3.1 million remains payable in 2023, $6.5 million will be payable in 2024, $6.7 million will be payable in 2025, $4.8 million will be payable in 2026, and $2.3 million will be payable in 2027. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases may be greater or less than the amounts calculated above. Our credit agreement limits the amount we may use for common stock and common stock equivalent share repurchases. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to four year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at April 28, 2023, we estimate payments of $41.6 million over the next four years, of which $0.7 million remains payable in 2023, $14.6 million will be payable in 2024, $13.2 million will be payable in 2025, $9.2 million will be payable in 2026, and $3.9 million will be payable in 2027. We will realize a corporate income tax deduction at the time of payment.
Our capital expenditures relate primarily to technology systems and periodic refurbishment of our leased premises, which generally range from $2.0 million to $3.0 million annually. From time to time we incur leasehold improvements related to the build out of new space. With our build outs of New York and London complete there are no other large leasehold improvement expenditures currently planned in the near-term.

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
We operate in multiple countries in North America, Europe, Australia and Asia. As a financial services firm, we are subject to extensive regulation by governments, their respective agencies and/or various self-regulatory organizations or exchanges in each of the countries in which we operate. Each regulator imposes varying degrees of regulatory requirements which generally include net capital, customer protection and market conduct requirements. The amount of regulatory capital required by each regulatory authority varies and may change through the implementation of new regulations or a change in our business operations. Due to the enactment of regulatory standards in the U.K. and the relocation of our European headquarters to Germany, our regulatory capital requirements in the U.K. and Europe have increased moderately from historically very nominal levels. Elsewhere in the world we are also subject to varying capital requirements. To comply with these requirements, we may need to retain cash in certain jurisdictions in excess of our forecasted working capital needs. In the event we need additional capital in one or more locations we may be required to fund those needs by withdrawing capital from another jurisdiction, subject to limitations imposed on intercompany lending by our credit agreement.
While we believe that the cash generated from operations during the next twelve months and over the longer term will be sufficient to meet our expected operating needs, which include, among other things, our tax obligations, interest and principal payments on our loan facilities, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, and deferred cash compensation payments, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. However, there is no assurance that our cash flow will be sufficient to allow us to meet our operating obligations and make timely principal and interest payments under the credit agreement. In addition, our term loan indebtedness will mature on April 12, 2024, and our ability to refinance such indebtedness will depend in part on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. In addition, prevailing interest rates or other factors at the time of refinancing could increase our financing costs and future interest cost. A refinancing of our indebtedness could also require us to comply with more onerous covenants and further restrict our business operations. If we are unable to fund our operating and debt obligations, we may need to consider taking other actions, including issuing additional securities, seeking strategic investments, reducing operating costs or a combination of these actions, in each case on terms which may not be favorable to us. Further, failure to make timely principal and interest payments under the credit agreement could result in a default. A default of our credit agreement would permit lenders to accelerate the maturity for the debt and to foreclose upon any collateral securing the debt. In addition, the limitations imposed by the financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Further, a failure to maintain adequate regulatory capital in one or more jurisdictions could result in sanctions, a suspension of our regulatory license in such locations or limit or prohibit us from conducting operations.

Cash Flows
In the three months ended March 31, 2023, our cash and cash equivalents decreased by $45.6 million from December 31, 2022, including an increase of $0.6 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $32.3 million for operating activities, which consisted of an operating loss of $14.8 million after giving effect to non-cash items and a net decrease in working capital of $17.6 million, principally from the payment of annual bonuses. We used $1.5 million in investing activities to fund leasehold improvements and equipment purchases. We used $12.3 million in financing activities, including $1.8 million for the repayment of the term loan, $0.8 million for open market repurchases of our common stock, $7.0 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $2.7 million for the payment of dividends.
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
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the three months ended March 31, 2023, as compared to the same period in 2022, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and Australian dollar. In aggregate, our revenues were negatively impacted in the three months ended March 31, 2023 as compared to the same period in 2022 as a result of the movement of foreign currency rates. Although our global revenues may be impacted by movements in foreign exchange rates, our operating costs in foreign jurisdictions are denominated in local currency and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% at our option. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of March 31, 2023, we had $270.1 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of March 31, 2023, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $2.7 million.
The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. On July 29, 2021, the Alternative Reference Rates Committee announced that it is formally recommending the forward-looking SOFR term rate. Our credit agreement includes alternative rate fallback provisions, which provides for use of a broadly accepted market convention to replace LIBOR as the rate of interest. We are currently in the process of completing the documentation to convert to a SOFR term rate based facility prior to June 30, 2023. There can be no assurance the LIBOR phase out will not increase our cost of capital.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the first quarter 2023:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 - 31	45,312	$11.55	45,312	$34,346,368
February 1 - 28	23,800	$12.50	23,800	$22,663,398
March 1 - 31	—	$0.00	—	$22,663,398
Total	69,112		69,112	$22,663,398
_____________________________________________
(1)Excludes 508,237 common stock equivalents (e.g., vesting restricted stock units) we are deemed to have repurchased in February 2023 at an average price of $13.85 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
(2)In February 2023, our Board of Directors authorized repurchases of our common stock and common stock equivalents (e.g., vesting restricted stock units) of up to $30 million for the period ending January 31, 2024. The dollar value of shares that may yet be repurchased is calculated based on the repurchases of equity securities disclosed in the table as well as the deemed repurchases of common stock equivalents discussed in note (1) above.

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
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended March 31, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended March 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Management contract or compensatory plan or arrangement
**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2023

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ MARK R. LASKY
Mark R. Lasky
Chief Financial Officer
1