Form 10-Q
period 2023-06-30
GREENHILL & CO INC
filed 2023-08-09
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of July 31, 2023, there were 18,802,594 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Cash and cash equivalents ($5.7 million and $6.9 million restricted from use at June 30, 2023 and December 31, 2022, respectively)	$47,711	$104,336
Fees receivable, net of allowance for doubtful accounts of $0.1 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively	49,650	40,322
Other receivables	10,957	2,886
Property and equipment, net of accumulated depreciation of $17.3 million and $15.6 million at June 30, 2023 and December 31, 2022, respectively	27,680	27,040
Operating lease right-of-use asset	84,105	88,333
Goodwill	200,972	202,708
Deferred tax asset, net	73,182	75,196
Other assets	21,780	11,968
Total assets	$516,037	$552,789
Liabilities and Equity
Compensation payable	$20,846	$28,656
Accounts payable and accrued expenses	18,410	17,011
Current income taxes payable	9,043	12,134
Operating lease obligations	104,458	107,637
Secured term loan payable	268,734	269,633
Deferred tax liability	36,687	36,754
Total liabilities	458,178	471,825
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 55,301,632 and 53,288,909 shares issued as of June 30, 2023 and December 31, 2022, respectively; 18,802,594 and 17,768,705 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	553	533
Restricted stock units	29,128	48,333
Additional paid-in capital	1,038,855	1,008,797
Retained earnings	102,318	125,994
Accumulated other comprehensive income (loss)	(38,504)	(38,856)
Treasury stock, at cost, par value $0.01 per share; 36,499,038 and 35,520,204 shares as of June 30, 2023 and December 31, 2022, respectively	(1,074,491)	(1,063,837)
Stockholders’ equity	57,859	80,964
Total liabilities and equity	$516,037	$552,789

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$71,435	$36,049	$121,113	$81,490
Operating Expenses
Employee compensation and benefits	38,223	43,163	98,799	90,012
Occupancy and equipment rental	4,732	4,439	9,721	8,842
Depreciation and amortization	886	625	1,773	1,245
Information services	3,421	2,336	5,777	4,636
Professional fees	2,987	2,231	4,982	4,197
Travel related expenses	1,676	1,549	3,599	2,669
Other operating expenses	4,689	2,579	7,460	5,290
Total operating expenses	56,614	56,922	132,111	116,891
Total operating income (loss)	14,821	(20,873)	(10,998)	(35,401)
Interest expense	6,260	3,258	12,073	6,013
Income (loss) before taxes	8,561	(24,131)	(23,071)	(41,414)
Provision (benefit) for taxes	4,124	(5,399)	(4,190)	(10,576)
Net income (loss)	$4,437	$(18,732)	$(18,881)	$(30,838)
Average shares outstanding:
Basic	18,802,352	18,237,538	18,560,137	18,330,545
Diluted	21,461,523	18,237,538	18,560,137	18,330,545
Earnings (loss) per share:
Basic	$0.24	$(1.03)	$(1.02)	$(1.68)
Diluted	$0.21	$(1.03)	$(1.02)	$(1.68)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$4,437	$(18,732)	$(18,881)	$(30,838)
Currency translation adjustment, net of tax	1,075	(7,722)	352	(5,802)
Comprehensive income (loss)	$5,512	$(26,454)	$(18,529)	$(36,640)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock, par value $0.01 per share
Common stock, beginning of the period	$544	$519	$533	$506
Common stock issued	9	5	20	18
Common stock, end of the period	553	524	553	524
Restricted stock units
Restricted stock units, beginning of the period	38,671	45,796	48,333	56,495
Restricted stock units recognized, net of forfeitures	4,645	8,660	10,825	16,403
Restricted stock units delivered	(14,188)	(5,754)	(30,030)	(24,196)
Restricted stock units, end of the period	29,128	48,702	29,128	48,702
Additional paid-in capital
Additional paid-in capital, beginning of the period	1,024,571	988,215	1,008,797	969,719
Common stock issued	14,284	6,163	30,058	24,659
Additional paid-in capital, end of the period	1,038,855	994,378	1,038,855	994,378
Retained earnings
Retained earnings, beginning of the period,	100,224	117,895	125,994	132,559
Dividends	(2,343)	(2,582)	(4,795)	(5,140)
Net income (loss)	4,437	(18,732)	(18,881)	(30,838)
Retained earnings, end of the period	102,318	96,581	102,318	96,581
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(39,579)	(28,523)	(38,856)	(30,443)
Currency translation adjustment, net of tax	1,075	(7,722)	352	(5,802)
Accumulated other comprehensive income (loss), end of the period	(38,504)	(36,245)	(38,504)	(36,245)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(1,071,697)	(1,043,733)	(1,063,837)	(1,023,901)
Repurchased	(2,794)	(10,363)	(10,654)	(30,195)
Treasury stock, end of the period	(1,074,491)	(1,054,096)	(1,074,491)	(1,054,096)
Total stockholders’ equity	$57,859	$49,844	$57,859	$49,844

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Six Months Ended June 30
	2023	2022
Operating activities:
Net income (loss)	$(18,881)	$(30,838)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	2,670	2,142
Restricted stock units recognized, net	10,825	16,403
Deferred taxes, net	2,407	2,176
Allowance for doubtful accounts	49	(413)
Changes in operating assets and liabilities:
Fees receivable	(9,377)	29,869
Other receivables and assets	(17,882)	(23,372)
Compensation payable	(7,168)	(20,529)
Accounts payable and accrued expenses	2,488	2,907
Current income taxes payable	(3,090)	(9,401)
Net cash provided (used) by operating activities	(37,959)	(31,056)
Investing activities:
Purchases of property and equipment	(2,044)	(898)
Net cash used in investing activities	(2,044)	(898)
Financing activities:
Repayment of secured term loan	(1,796)	—
Dividends paid	(5,432)	(4,344)
Purchase of treasury stock	(10,654)	(30,195)
Net cash used in financing activities	(17,882)	(34,539)
Effect of exchange rate changes	1,260	(3,593)
Net decrease in cash and cash equivalents	(56,625)	(70,086)
Cash and cash equivalents, beginning of the period	104,336	134,624
Cash and cash equivalents, end of the period	$47,711	$64,538
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,173	$5,063
Cash paid for taxes, net of refunds	$5,286	$4,556

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
Merger Agreement
On May 22, 2023, the Company, Mizuho Americas, LLC, a Delaware limited liability company (“Mizuho Americas”), and Blanc Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Mizuho Americas (“Merger Sub”) entered into an Agreement and Plan of Merger (as it may be amended from time to time, “the Merger Agreement”) pursuant to which, and subject to the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Mizuho Americas. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock outstanding as of immediately prior to the Effective Time (other than dissenting shares and certain shares held by us or Mizuho Americas, in each case as specified in the Merger Agreement) will be canceled and converted into the right to receive $15.00 in cash, without interest. The Merger is expected to close by year end and is subject to approval by the Company’s stockholders, as well as required regulatory approvals and other customary closing conditions.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $9.1 million and $9.0 million as of June 30, 2023 and December 31, 2022, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the six months ended June 30, 2023 and June 30, 2022, the Company recognized $5.0 million and $2.4 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $0.7 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of less than $0.1 million and net reversal of bad debt expense of $0.2 million in the three months ended June 30, 2023 and 2022, respectively. The Company recorded bad debt expense of less than $0.1 million and net reversal of bad debt expense of $0.4 million in the six months ended June 30, 2023 and 2022, respectively.
Included in the fees receivable balances at June 30, 2023 and December 31, 2022 were $2.9 million and $4.1 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments over a period of three years.
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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
	(unaudited)
Cash	$25,571	$49,789
Cash equivalents	16,420	47,609
Restricted cash - letters of credit	5,720	6,938
Total cash and cash equivalents	$47,711	$104,336

The Company's standby letter of credit for its New York headquarters' location was reduced to $4.7 million during the first quarter 2023 from $5.9 million as of December 31, 2022. The standby letter of credit for the New York space may be further reduced periodically under certain circumstances to approximately $3.5 million.
The carrying value of the Company’s cash equivalents approximates fair value. See “Note 4 — Fair Value of Financial Instruments”.
Letters of credit are secured by cash held on deposit.

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of June 30, 2023 and December 31, 2022, the Company had Level 1 assets measured at fair value.
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

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2023

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2023
	(in thousands, unaudited)
Assets
Cash equivalents	$16,420	$—	$—	$16,420
Total	$16,420	$—	$—	$16,420
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
	(in thousands)
Assets
Cash equivalents	$47,609	$—	$—	$47,609
Total	$47,609	$—	$—	$47,609

Note 5 — Loan Facilities
In April 2019, the Company refinanced borrowings made under its 2017 recapitalization plan with borrowings of $375.0 million from a new five-year secured term loan facility (“Term Loan Facility”) which matures on April 12, 2024. Borrowings under the Term Loan Facility bore interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25% at our option and had weighted average interest rates of 8.1% and 3.7% for the six months ended June 30, 2023 and 2022, respectively.
Effective June 30, 2023, the Company amended its credit agreement to replace the reference rate for LIBOR with the Secured Overnight Financing Rate (“SOFR”). The interest rate for borrowings made subsequent to June 30, 2023 will bear interest at either U.S. Prime plus 2.25% or SOFR plus a Term SOFR Adjustment plus 3.25%. The Term SOFR adjustment is the recommended adjustment spread by the Alternative Reference Rate Committee (“AARC”) and is meant to approximate the economics of the movement of a LIBOR-based rate to a SOFR-based rate.
The Term Loan Facility requires quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024. As of June 30, 2023, the Company has repaid in advance all required quarterly amortization payments of the Term Loan Facility and no further amortization payments are due prior to maturity. In addition to required amortization payments, the Company may be required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. In March 2023, the Company made a required excess cash payment of $1.8 million related to 2022. The Term Loan Facility also permits voluntary principal payments to be made in advance without penalty.
The Term Loan Facility is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit the Company’s ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The Term Loan Facility does not have financial covenants but is subject to certain other non-financial covenants. At June 30, 2023, the Company was compliant with all loan covenants.
As of June 30, 2023, the Term Loan Facility had a principal balance of $270.1 million and its carrying value was $268.7 million. Deferred financing costs of $9.0 million are being amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.4 million related to the amortization of deferred financing costs for each of the three months ended June 30, 2023 and 2022, and incremental interest expense of $0.9 million related to the amortization of such costs for each of the six months ended June 30, 2023 and 2022. At June 30, 2023, the fair value of the Term Loan Facility was approximately 99.8% of its outstanding principal balance. Since the borrowing is not accounted for at fair value, the fair value is not included in the Company’s fair value hierarchy in “Note 4 - Fair Value of Financial Instruments,” however, had the borrowing been included, it would have been classified in Level 2.

Under the terms of the Merger Agreement, Mizuho Americas has agreed to (i) refinance the Term Loan Facility if the Merger has not closed by March 12, 2024 on the terms specified in the Merger Agreement, and (ii) if at the time of closing of the Merger, the Company’s credit agreement is outstanding and the Term Loan Facility has not been refinanced by Mizuho Americas, to repay in full all obligations of the Term Loan Facility on the terms specified in the Merger Agreement.

Note 6 — Equity
Total dividend payments of $0.20 per share were paid to common stockholders for each of the six months ended June 30, 2023 and 2022. In addition, dividend equivalent payments of $1.1 million and $1.5 million were accrued for holders of restricted stock units for the six months ended June 30, 2023 and 2022, respectively.
During the six months ended June 30, 2023, the Company repurchased 69,112 common shares through open market transactions at an average price of $11.88, for a total cost of $0.8 million. Additionally, during the six months ended June 30, 2023, 1,992,218 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 909,722 shares at an average price of $10.81 per share for a total cost of $9.8 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the six months ended June 30, 2022, the Company repurchased 1,130,208 common shares through open market transactions at an average price of $14.84, for a total cost of $16.8 million. Additionally, during the six months ended June 30, 2022, 1,716,969 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 783,403 shares at an average price of $17.14 per share for a total cost of $13.4 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022		2023		2022
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$4,437	$(18,732)		$(18,881)		$(30,838)
Denominator for basic EPS — weighted average number of shares	18,802	18,238		18,560		18,331
Add — dilutive effect of:
Restricted stock units	2,659	—	(1)	—	(1)	—	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	21,462	18,238	(1)	18,560	(1)	18,331	(1)
Earnings (loss) per share:
Basic EPS	$0.24	$(1.03)		$(1.02)		$(1.68)
Diluted EPS	$0.21	$(1.03)		$(1.02)		$(1.68)
____________________
(1) Excludes 3,811,000 unamortized restricted stock units that were antidilutive for the three months ended June 30, 2022, and 2,810,137 and 4,404,000 unamortized restricted stock units that were antidilutive for the six months ended June 30, 2023, and June 30, 2022, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.

The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2023		2022
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	6,589,995	$13.80	7,799,509	$13.78
Granted	2,230,243	10.08	1,802,436	16.13
Delivered	(2,072,323)	14.76	(1,763,049)	14.33
Forfeited	(434,029)	12.47	(47,598)	14.70
Outstanding, June 30,	6,313,886	$12.23	7,791,298	$14.05

Note 8 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate may vary depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provision for income taxes for the six months ended June 30, 2023 and 2022 include a charge of $1.8 million and benefit of $1.0 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value less than their grant price in 2023 and greater than their grant price in 2022.
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
The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of June 30, 2023, the Company does not expect any material changes in its tax provision related to any current or future audits.
Note 9 — Leases
The Company leases office space for its operations around the globe. All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 13 years.

The undiscounted aggregate minimum future rental payments are as follows:

	As of
	June 30,	December 31,
	2023	2022
	(in thousands)
	(unaudited)
2023 (remainder)	$5,625	$12,348
2024	12,694	12,732
2025	14,136	14,006
2026	12,366	12,200
2027	12,436	12,270
Thereafter	79,107	78,386
Total lease payments	$136,364	$141,942
Plus: tenant incentive allowance utilized to finance leasehold improvements	9,448	9,819
Less: Interest	(41,354)	(44,124)
Present value of operating lease liabilities	$104,458	$107,637

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	June 30,	December 31,
	2023	2022
	(unaudited)
Weighted average remaining lease term in years	10.5	10.8
Weighted average discount rate	7.0%	6.9%

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of June 30, 2023, G&Co’s net capital was $4.9 million, which exceeded its requirement by $4.4 million. G&Co’s aggregate indebtedness to net capital ratio was 1.4 to 1 at June 30, 2023. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At June 30, 2023, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of Bafin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of June 30, 2023, GCI, Greenhill Europe, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 - Legal Proceedings
Following the announcement of the Merger, five complaints (the “Complaints”) were filed by purported stockholders of the Company against the Company and the members of the Board of Directors of the Company, captioned O’Neill v. Greenhill & Co, Inc. et al., No. 1:23-cv-00807 (D. Del.); Levy v. Bok et al., No. 611692/2023 (N.Y. Sup. Ct. Nassau Cnty.); Lambert v. Bok et al., No. 653497/2023 (N.Y. Sup. Ct. New York Cnty.); Finger v. Greenhill & Co, Inc., et al., No. 653570/2023 (N.Y. Sup. Ct. New York Cnty.); and O’Dell v. Greenhill & Co., Inc., et al., No. 1:23-cv-06020 (S.D.N.Y.). In addition, the Company received demand letters from counsel representing purported individual stockholders of the Company (the “Demand Letters” and, together with the “Complaints,” the “Matters”). The Matters allege, among other things, that the defendants caused a materially incomplete and misleading proxy statement relating to the Merger to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and/or in breach of their obligations under state law. The Matters seek, among other remedies, an injunction barring the Merger, rescissory damages in the event the Merger had been consummated, and payment of the plaintiff’s costs and disbursements, including attorneys’ fees and expenses. In addition, a purported stockholder of the Company has made a demand pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of the Company relating to the proposed Merger. The Company believes the claims asserted in the Matters are without merit and supplemental disclosures are not required or necessary under applicable laws. However, in order to avoid the risk that the Matters delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, on August 7, 2023, the Company voluntarily made supplemental disclosures as described on Form 8-K to the definitive proxy statement filed by the Company on July 13, 2023. The Company is unable to predict the outcome of the ultimate resolution of the Matters, or the potential loss, if any, that may result, and additional lawsuits arising out of the Merger may also be filed in the future.
In addition, the Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On August 1, 2023, the Board of Directors of the Company declared a quarterly dividend of $0.10 per share. The dividend will be payable on September 27, 2023 to the common stockholders of record on September 13, 2023.

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
Cautionary Statement Concerning Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “could”, “expect”, “plan”, “outlook”, “anticipate”, “believe”, “estimate”, “intend”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include current views and projections of our operations and future financial performance, growth strategies and anticipated trends in our business, statements about the benefits of the proposed acquisition of Greenhill by Mizuho Americas, LLC (“Mizuho Americas”) including future financial and operating results, our or Mizuho Americas’ plans, objectives, expectations and intentions, the expected timing of completion of the proposed transaction with Mizuho Americas and other statements that are not historical facts. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things, the occurrence of any event, change, or other circumstance that could give rise to the right of Greenhill or Mizuho Americas to terminate the definitive merger agreement; the outcome of any legal proceedings that may be instituted against us or Mizuho Americas; the possibility that the proposed transaction with Mizuho Americas does not close when expected or at all because required regulatory, stockholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect us or Mizuho Americas or the expected benefits of the proposed transaction); the risk that the benefits from the proposed transaction with Mizuho Americas may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic, political and market conditions, interest and exchange rates, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which we and Mizuho Americas operate; the ability to promptly and effectively integrate the businesses of Greenhill with those of Mizuho Americas; the possibility that the proposed transaction with Mizuho Americas may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of our or Mizuho Americas’ clients, employees or other business partners, including those resulting from the announcement or completion of the proposed transaction; the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters; and the impact of the global COVID-19 pandemic on our or Mizuho Americas’ businesses, the ability to complete the proposed transaction or any of the other foregoing risk. You should consider the various risks outlined under “Risk Factors” in our 2022 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the United States Securities and Exchange Commission (the “SEC”).
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
During 2023, we have recruited 4 additional client facing managing directors. With these recruits we have expanded our teams focused on the energy, industrial and technology sectors and financing advisory and restructuring. We have many active recruiting dialogues in progress and continue to see opportunities to grow senior banker headcount. As of July 31, 2023, we had 77 client facing managing directors including those whose recruitment we have announced to date.

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
In the first six months of 2023, global transaction activity was considerably slower than usual due to higher interest rates and tighter credit markets, an increased level of regulatory scrutiny over larger corporate activity, and volatile markets. Because our firm is of a size where our revenues are not necessarily closely tied to the ups and downs of global markets, for the first half of 2023, we recognized a relatively significant increase in revenue over the first half of 2022 despite being impacted by these market conditions. On a year to date basis our performance was stronger across all regions, and particularly strong in the U.S., as compared to the same year to date period in 2022.
Although our pace of new client assignments in 2023 has been relatively consistent with prior years and we have a number of significant corporate M&A deals in process, current market conditions have reduced the probability of transaction completion and extended timetables to completion. While we expect second half results to be stronger than those of the first half, due to the aforementioned decline in M&A activity we expect that they will be below the run rate for the second half of the past few years.
On a full year basis, we expect the U.S. to be the largest contributor to our results due to a number of significant corporate M&A deals and increased activity in our restructuring business. Similar to last year, we are expecting relatively strong business activity in Australia, Canada and Spain, while the U.K. market remains slow. By sector, activity levels are high for us in the industrial, healthcare, mining and energy sectors, including newer green energy technologies. By type of advice, our greatest level of activity is in corporate M&A advisory and, relative to most of our competitors, we expect to benefit in the current market from having less of a reliance on financial sponsors than most. We are also seeing restructuring activity continue to accelerate from last year’s slow pace, when credit conditions were favorable for most of the year. Our capital advisory team continues to take on attractive new fund placement projects but is facing a challenging fund raising environment.
Notwithstanding that financial sponsors are not a particularly large portion of the M&A market at the moment given challenging credit market conditions, winning more business from this client group, which has enormous dry powder to be deployed once market conditions have stabilized, continue to be our central strategic initiative for the future growth of our business. We believe our industry sector expertise, our cross border capabilities and our ability to access public companies are all advantages as we work to build this business.
Globally, the number and volume of announced transactions decreased by 7% and 35%, respectively, in the six months ended June 30, 2023 versus the same period in the prior year. The number and volume of completed transactions globally decreased by 6% and 46%, respectively, in the same period.1

1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of July 31, 2023.

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
Recent Developments
On May 22, 2023, we and Mizuho Financial Group, Inc. (“Mizuho”) announced that we entered into a definitive agreement under which Mizuho will acquire Greenhill. Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger, dated as of May 22, 2023 (as it may be amended from time to time, “the Merger Agreement”) among Greenhill, Mizuho Americas and Blanc Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Mizuho Americas (“Merger Sub”), Merger Sub will merge with and into Greenhill (the “Merger”), with Greenhill continuing as the surviving corporation in the Merger as a wholly owned subsidiary of Mizuho Americas. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Greenhill common stock (other than dissenting shares and certain shares held by us or Mizuho Americas, in each case as specified in the Merger Agreement) issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive $15.00 in cash, without interest. The Merger is expected to close by year end and is subject to approval by our stockholders, as well as required regulatory approvals and other customary closing conditions.
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
Revenues were $71.4 million in the second quarter of 2023 compared to $36.0 million in the second quarter of 2022, an increase of $35.4 million, or 98%. The improvement principally resulted from an increase in the number and size of transaction completion fees.
For the six months ended June 30, 2023, revenues were $121.1 million compared to $81.5 million in 2022, an increase of $39.6 million, or 49%. The increase principally resulted from larger transaction completion fees and an increase in retainer fees. On a year to date basis our performance was stronger across all regions, and particularly strong in the U.S., as compared to the same year to date period in 2022.
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
Our total operating expenses for the second quarter of 2023 were $56.6 million, which compared to $56.9 million of total operating expenses for the second quarter of 2022. The slight decrease in total operating expenses of $0.3 million resulted from a decrease in our compensation and benefits expenses offset by an increase in our non-compensation operating expenses, each as described in more detail below.
For the six months ended June 30, 2023, our total operating expenses were $132.1 million, which compared to $116.9 million of total operating expenses in the first half of 2022. The increase in total operating expenses of $15.2 million, or 13%, resulted from increases in our compensation and benefits expenses and non-compensation operating expenses, each as described in more detail below.
The following table sets forth information relating to our operating expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, unaudited)
Employee compensation and benefits expenses	$38.2	$43.2	$98.8	$90.0
% of revenues	54%	120%	82%	110%
Non-compensation operating expenses	18.4	13.8	33.3	26.9
% of revenues	26%	38%	28%	33%
Total operating expenses	56.6	56.9	132.1	116.9
% of revenues	79%	158%	109%	143%
Total operating income (loss)	14.8	(20.9)	(11.0)	(35.4)
Operating profit margin	21%	NM	NM	NM
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
Our employee compensation and benefits expenses for the second quarter of 2023 were $38.2 million as compared to $43.2 million for the second quarter of 2022. The decrease in expense of $5.0 million, or 11%, was largely due to a reduction in accrued compensation to better align compensation with year to date revenue generation and reduced amortization of deferred compensation due to higher forfeitures of unvested awards. The ratio of compensation expense to revenues declined to 54% in the second quarter of 2023 as compared to 120% in the same period in 2022 principally due to significantly higher revenues in the second quarter of 2023.
For the six months ended June 30, 2023, our employee compensation and benefits expenses were $98.8 million compared to $90.0 million for the same period in 2022. The increase in expense of $8.8 million, or 10%, was largely a result of the timing of an accounting charge for incentive compensation. The ratio of compensation to revenues for the six month periods in 2023 declined to 82% for the six months ended June 30, 2023 as compared to 110% in the same period in 2022 principally due to much higher first half revenues in 2023.
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
For the three months ended June 30, 2023, our non-compensation operating expenses of $18.4 million increased $4.6 million, or 34%, as compared to $13.8 million in the same period in 2022. The increase principally resulted from a foreign currency loss in the second quarter of 2023 compared to a foreign currency gain in the same period in the prior year, an increase in professional fees due to the pending Mizuho transaction, and higher information services costs.
Non-compensation expenses as a percentage of revenues for the three months ended June 30, 2023 were 26% compared to 38% for the same period in 2022. The decrease in non-compensation expenses as a percentage of revenues resulted from the effect of spreading higher non-compensation costs over much higher revenues in the second quarter of 2023 as compared to the same period in 2022.
For the first half of 2023, our non-compensation operating expenses of $33.3 million increased $6.4 million, or 24% as compared to $26.9 million in the comparable period in 2022. The increase principally resulted from incremental costs related to our relocation to new space in London, higher travel costs, professional fees incurred related to our acquisition, increased information services costs as well as the impact of foreign currency as mentioned above.

Non-compensation expenses as a percentage of revenues for the six months ended June 30, 2023 were 28% compared to 33% for the same period in 2022. The decrease in non-compensation expenses as a percentage of revenues resulted from the effect of spreading higher non-compensation costs over much higher revenues in the six months ended June 30, 2023, as compared to the same period in 2022.
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

Interest Expense
For the three months ended June 30, 2023, we incurred interest expense of $6.3 million as compared to $3.3 million for the same period in 2022. The increase of $3.0 million principally related to impact of significantly higher market borrowing rates in the second quarter of 2023 compared to the same period in 2022.
For the six months ended June 30, 2023, we incurred interest expense of $12.1 million, an increase of $6.1 million as compared to $6.0 million for the same period in 2022. The increase principally related to the impact of significantly higher market borrowing rates in the first six months of 2023 as compared to the same period in 2022.
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

Provision for Income Taxes
For the three months ended June 30, 2023, we recognized income tax expense of $4.1 million, which reflected an effective tax rate of 48%. This compared to an income tax benefit of $5.4 million for the same period in 2022, which reflected an effective tax rate of 22%. The income tax expense for the quarter ended June 30, 2023 included a charge of $1.9 million related to the tax effect of the vesting of restricted stock units with a grant price higher than the market price. Excluding this charge, the effective tax rate for the second quarter of 2023 would have been 27%.
For the six months ended June 30, 2023, due to our pre-tax loss we recognized an income tax benefit of $4.2 million, which included a charge of $1.8 million related to the tax effect of the vesting of restricted stock units at a grant price higher than the market price. This compared to an income tax benefit for the six month period ended June 30, 2022 of $10.6 million, which included a benefit of $1.0 million related to the tax effect of the vesting of restricted stock units at a market price higher than the grant price. Excluding these charges/benefits, the effective tax rates for the six month periods ended June 30, 2023 and 2022 would have been 26% and 23%, respectively.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under our credit facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At July 31, 2023, we had cash and cash equivalents of approximately $55.6 million.
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
Borrowings made under the TLB prior to July 1, 2023 bore interest at either the U.S. Prime Rate plus 2.25% or LIBOR plus 3.25% at our option. Our borrowing rates in the six month period ended June 30, 2023 ranged from 7.6% to 8.7%. Effective June 30, 2023, the Company amended its credit agreement to replace the reference rate for LIBOR with the Secured Overnight Financing Rate (“SOFR”). The interest rate for borrowings made subsequent to June 30, 2023 bear interest at either U.S. Prime plus 2.25% or SOFR plus a Term SOFR Adjustment plus 3.25%. The Term SOFR adjustment is the recommended adjustment spread by the Alternative Reference Rate Committee (“AARC”) and is meant to approximate the economics of the movement of a LIBOR-based rate to a SOFR-based rate.
The TLB requires quarterly principal amortization payments of $4.7 million from September 30, 2019 through March 31, 2024, with the remaining balance due at maturity on April 12, 2024. The TLB permits voluntary principal payments to be made in advance without penalty and such payments are applied to the next successive quarterly installments. As a result of voluntary advance payments made in 2020 and 2021 we have repaid all required quarterly principal amortization payments due in advance of maturity. In addition to quarterly amortization payments, the Company may be required to make annual repayments of principal on the TLB within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the credit agreement based on a calculation of net leverage. In March 2023, the Company made a required excess cash payment of $1.8 million related to 2022. As of July 31, 2023, the remaining outstanding principal balance is $270.1 million and is due at maturity. Subject to the terms of the credit agreement, we may also be required to repay certain amounts in advance of maturity in connection with an annual excess cash flow calculation, the non-ordinary course sale of assets, receipt of insurance proceeds, and the issuance of debt obligations, subject to certain exceptions.

The TLB is guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured with a first priority perfected security interest in certain domestic assets, 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary, subject to certain exclusions. The credit facility contains certain covenants that limit our ability above certain permitted amounts to incur additional indebtedness, make certain acquisitions, pay dividends and repurchase shares. The TLB does not have financial covenants, however, we are subject to certain non-financial covenants such as repayment obligations, restricted payment limitations, financial reporting requirements and others. Our failure to comply with the terms of these covenants may adversely affect our operations and could permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. At June 30, 2023, we were compliant with all loan covenants under the credit agreement and we expect to continue to be compliant with all loan covenants in future periods.
Under the terms of the Merger Agreement, Mizuho Americas has agreed to (i) refinance our term loan if the Merger has not closed by March 12, 2024 on the terms specified in the Merger Agreement, and (ii) if at the time of closing of the Merger, our credit agreement is outstanding and our term loan has not been refinanced by Mizuho Americas, to repay in full all obligations of the term loan on the terms specified in the Merger Agreement.
Since we announced our recapitalization in 2017, we have used the majority of the TLB borrowing proceeds along with a portion of our excess cash flow over the past several years to repurchase shares of our common stock through open market purchases (including pursuant to 10b5-1 plans) and tender offers. For the year to date period ended July 31, 2023, we have repurchased in the open market 69,112 shares of our common stock for $0.8 million and we are deemed to have repurchased 909,722 shares of common stock equivalents from employees at the time of vesting of RSUs to settle withholding tax liabilities for $9.8 million.
For the period beginning February 1, 2023 through January 31, 2024 our Board of Directors has authorized $30.0 million in purchases of common stock and common stock equivalents (via tax withholding on vesting of restricted stock units). As of July 31, 2023, we had $19.9 million remaining and authorized for repurchase through January 2024.
In the first half of 2023, the Board of Directors declared quarterly dividend payments of $0.10 per share payable in March and June. In August 2023, the Board also declared a quarterly dividend payment of $0.10 per share, which will be payable on September 27, 2023.
Under the terms of the Merger Agreement, we have agreed to customary covenants, subject in each case to certain exceptions, during the interim period between the execution of the Merger Agreement and the consummation of the Merger, including covenants that limit our ability to make dividend payments, other than our regular quarterly dividend of $0.10 per share, and our ability to repurchase shares of our common stock.
Future authorizations to repurchase our common stock and to pay dividends on our common stock are at the discretion of our Board of Directors and depend upon, among other things, general financial conditions, capital requirements and surplus, cash flows, debt service obligations, our recent and expected future operations and earnings, legal and contractual restrictions and other factors, such as limitations under the Merger Agreement, as the Board of Directors may deem relevant. In addition, under our credit agreement, we are restricted in the amount of cash we may use to repurchase our common stock and common stock equivalents and/or to make dividend distributions.
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to four-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at July 31, 2023, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $42.0 million (as calculated based upon the closing share price as of July 31, 2023 of $14.70 per share and assuming a withholding tax rate of 46% consistent with our recent experience) over the next four years, of which an additional $0.4 million remains payable in 2023, $13.0 million will be payable in 2024, $13.9 million will be payable in 2025, $9.9 million will be payable in 2026, and $4.8 million will be payable in 2027. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases may be greater or less than the amounts calculated above. Our credit agreement limits the amount we may use for common stock and common stock equivalent share repurchases. To the extent future repurchases are expected to exceed the amount permitted under the credit agreement, we may seek to modify the credit agreement to increase the amount or seek other means to settle the withholding tax liability incurred on the vesting of the restricted stock units.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to four year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at July 31, 2023, we estimate payments of $40.2 million over the next four years, of which $0.5 million remains payable in 2023, $14.2 million will be payable in 2024, $12.8 million will be payable in 2025, $8.8 million will be payable in 2026, and $3.9 million will be payable in 2027. We will realize a corporate income tax deduction at the time of payment.
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
Cash Flows
In the six months ended June 30, 2023, our cash and cash equivalents decreased by $56.6 million from December 31, 2022, net of an increase of $1.3 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $38.0 million for operating activities, which consisted of an operating loss of $2.9 million after giving effect to non-cash items and a net increase in working capital of $35.0 million, principally from the payment of annual bonuses and an increase in accounts receivable. We used $2.0 million in investing activities to fund leasehold improvements and equipment purchases. We used $17.9 million in financing activities, including $1.8 million for the repayment of the term loan, $0.8 million for open market repurchases of our common stock, $9.8 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $5.4 million for the payment of dividends.

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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the six months ended June 30, 2023, as compared to the same period in 2022, the average value of the U.S. dollar strengthened relative to the pound sterling, euro and Australian dollar. In aggregate, our revenues were negatively impacted in the six months ended June 30, 2023 as compared to the same period in 2022 as a result of the movement of foreign currency rates. Although our global revenues may be impacted by movements in foreign exchange rates, our operating costs in foreign jurisdictions are denominated in local currency and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.

Interest Rate Risk
Our TLB bears interest at the U.S. Prime Rate plus 2.25% or SOFR plus a Term SOFR Adjustment plus 3.25% at our option. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of June 30, 2023, we had $270.1 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of June 30, 2023, a 100 basis point increase in LIBOR would have increased our annual borrowing expense by $2.7 million.

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

PART II -- Other Information

Item 1.  Legal Proceedings
See the discussion of legal proceedings in Note 11–Legal Proceedings in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A.  Risk Factors
The discussion of our business and operations should be read together with the risk factors disclosed in our 2022 Annual Report on Form 10-K, our other SEC filings and this Form 10-Q. There have been no material changes from such previously disclosed risk factors except as noted below.

Merger Risks
a.The consummation of the proposed Merger is subject to a number of conditions, which may not be satisfied or waived on a timely basis or at all.
b.Failure to complete the Merger could adversely affect our stock price and business, results of operations and financial condition.
c.While the Merger is pending, we are subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations and financial condition.
d.We expect to incur substantial transaction fees and Merger-related costs in connection with the Merger that could adversely affect our business and operations if the Merger is not completed.

e.The Merger Agreement may limit our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire Greenhill.
f.Litigation relating to the Merger could prevent or delay the completion of the Merger or otherwise negatively affect our business and operations.
g.The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed, which could negatively affect us.
h.Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.

The consummation of the Merger is subject to a number of conditions, which may not be satisfied or waived on a timely basis or at all
The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of various conditions, including: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the issued and outstanding shares of Greenhill common stock entitled to vote thereon, (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the receipt of all specified governmental consents and approvals, and the termination or expiration of all applicable waiting periods in respect thereof (the “Requisite Regulatory Approvals”), (iv) the absence of any law, injunction, order or other judgment, in any of the jurisdictions where there are Required Regulatory Approvals, that enjoins, prevents, prohibits or otherwise makes illegal the consummation of the Merger (a “Restraint”), (v) performance by Greenhill and Mizuho Americas in all material respects of their respective obligations under the Merger Agreement and (vi) subject in most cases to exceptions that do not rise to the level of a Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement), as applicable, the accuracy of representations and warranties made by Greenhill and Mizuho Americas, respectively. The obligation of Mizuho Americas to consummate the Merger is also subject to there not having occurred since the date of the Merger Agreement a Material Adverse Effect that is continuing. Any delay in completing the Merger could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.

Failure to complete the Merger could adversely affect our stock price and business, results of operations and financial condition.
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed on a timely basis or at all. If the Merger is not completed within the expected timeframe or at all, our ongoing business could be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) we may experience negative reactions from the financial markets and from our customers and employees, which in turn could affect our ability to compete for business; (ii) we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes; (iii) under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute certain of our business strategies; (iv) current and prospective employees may experience uncertainty about their roles following the completion of the Merger, which may have an adverse effect on our ability to attract or retain key employees while the Merger is pending and may adversely affect us in the future if we are not able to hire and retain qualified personnel to replace departing employees; (v) the proposed Merger, whether or not it closes, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us; and (vi) we may be required, under certain circumstances, to pay a termination fee of $15,380,000 to Mizuho Americas. If the Merger is not completed, these risks could materially affect our business, results of operations and financial condition and stock price, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Merger will be completed.

While the Merger is pending, we are subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations and financial condition.
In connection with the pending Merger, some of our clients, vendors or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, we are subject to certain restrictions in the Merger Agreement on the conduct of our business prior to completing the Merger, which may affect our ability to execute certain of our business strategies, including the ability in certain cases to pursue certain strategic transactions, undertake significant capital projects or undertake certain significant financing transactions. Such limitations could adversely affect our business and operations prior to the completion of the Merger. In addition, the pendency of the Merger may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.

We expect to incur substantial transaction fees and Merger-related costs in connection with the Merger that could adversely affect our business and operations if the Merger is not completed.
We expect to incur non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Merger, some of which are payable by us regardless of whether or not the Merger is completed, and which could adversely affect our business and operations if the Merger is not completed.

The Merger Agreement may limit our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire Greenhill.
The Merger Agreement contains covenants restricting us from, directly or indirectly, initiating, soliciting, proposing, knowingly encouraging, knowingly inducing or knowingly facilitating any competing acquisition proposals, engaging in any discussions or negotiations with any person relating to any competing acquisition proposal, or providing any confidential or nonpublic information or data to any person relating to any competing acquisition proposal, subject to certain limited exceptions. In addition, subject to certain exceptions, our Board of Directors is required to recommend that our stockholders adopt the Merger Agreement. The Merger Agreement also provides that, if the Merger Agreement is terminated under certain circumstances, we will be required to pay Mizuho Americas a termination fee of $15,380,000 in cash. These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of Greenhill or pursuing an alternative transaction from considering or proposing such a transaction.

Litigation relating to the Merger could prevent or delay the completion of the Merger or otherwise negatively affect our business and operations.
Following the announcement of the Merger, five complaints (the “Complaints”) were filed by purported stockholders of Greenhill against Greenhill and the members of our Board of Directors, captioned O’Neill v. Greenhill & Co, Inc. et al., No. 1:23-cv-00807 (D. Del.); Levy v. Bok et al., No. 611692/2023 (N.Y. Sup. Ct. Nassau Cnty.); Lambert v. Bok et al., No. 653497/2023 (N.Y. Sup. Ct. New York Cnty.); Finger v. Greenhill & Co, Inc., et al., No. 653570/2023 (N.Y. Sup. Ct. New York Cnty.); and O’Dell v. Greenhill & Co., Inc., et al., No. 1:23-cv-06020 (S.D.N.Y.). In addition, we received demand letters from counsel representing purported individual stockholders of Greenhill (the “Demand Letters” and, together with the “Complaints,” the “Matters”). The Matters allege, among other things, that the defendants caused a materially incomplete and misleading proxy statement relating to the Merger to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and/or in breach of their obligations under state law. The Matters seek, among other remedies, an injunction barring the Merger, rescissory damages in the event the Merger had been consummated, and payment of the plaintiff’s costs and disbursements, including attorneys’ fees and expenses. In addition, a purported stockholder of Greenhill has made a demand pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of Greenhill relating to the proposed Merger. We believe the claims asserted in the Matters are without merit but we are unable to predict the outcome of the ultimate resolution of the Matters, or the potential loss, if any, that may result, and additional lawsuits arising out of the Merger may also be filed in the future.
It is a condition to the parties’ obligations to complete the Merger that no Restraint is in effect. If a plaintiff is successful in obtaining an injunction prohibiting the parties from completing the Merger, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed, which could negatively affect us.
The Merger Agreement is subject to a number of conditions which must be satisfied or waived in order to complete the Merger. These conditions to the closing of the Merger may not be satisfied in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by on or before May 22, 2024, subject to one three-month automatic extension to August 22, 2024 if any Requisite Regulatory Approval (or a Restraint) remains outstanding and all other closing conditions are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at the extension date (the “Termination Date”), either Greenhill or Mizuho Americas may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, Greenhill or Mizuho Americas may elect to terminate the Merger Agreement in certain other circumstances as set forth in the Merger Agreement.

In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by the Termination Date or for any other reason, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, we may also be required to pay a termination fee of $15,380,000 to Mizuho Americas.
Furthermore, under the terms of the Merger Agreement, Mizuho Americas has agreed to (i) refinance our term loan if the Merger has not closed by March 12, 2024 on the terms specified in the Merger Agreement, and (ii) if at the time of closing of the Merger, our credit agreement is outstanding and our term loan has not been refinanced by Mizuho Americas, to repay in full all obligations of the term loan on the terms specified in the Merger Agreement. If the Merger Agreement is terminated for any reason and Mizuho Americas has not refinanced our term loan, we may not be able to refinance our indebtedness on favorable terms, or at all, and our inability to refinance our indebtedness or to do so upon attractive terms could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our business operations and our stock price.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.
Completion of the Merger is conditioned on, among other things, the receipt of all Required Regulatory Approvals. If all Required Regulatory Approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of our or Mizuho Americas’ business following the completion of the Merger or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of preventing or delaying the completion of any of the transactions contemplated by the Merger Agreement, or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger.
Under the Merger Agreement, each of Greenhill and Mizuho Americas has agreed to use its respective reasonable best efforts to obtain the Requisite Regulatory Approvals in order to consummate the Merger and the other transactions contemplated by the Merger Agreement as soon as practicable and in any event no later than the Termination Date, including an obligation to defend against any litigation challenging the Merger. However, Mizuho Americas is not obligated to agree to any structural or behavioral remedy required by any governmental authority.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the second quarter 2023:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 - 30	—	$0.00	—	$22,663,398
May 1 - 31	—	$0.00	—	$22,663,398
June 1 - 30	—	$0.00	—	$19,869,062
Total	—		—	$19,869,062
_____________________________________________
(1)Excludes 401,485 common stock equivalents (e.g., vesting restricted stock units) we are deemed to have repurchased in May 2023 at an average price of $6.96 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the first six months of 2023, the table excludes 909,722 shares we are deemed to have repurchased at an average price of $10.81 per share from employees in conjunction with payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
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
2.1
Agreement and Plan of Merger, dated as of May 22, 2023, by and among Mizuho Americas LLC, Blanc Merger Sub, Inc. and Greenhill & Co., Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by Greenhill & Co., Inc. on May 22, 2023 (File No. 001-32147))

10.1	Amendment No. 2 to Credit Agreement, dated June 30, 2023, by and among Greenhill & Co., Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended June 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Management contract or compensatory plan or arrangement
**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2023

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ MARK R. LASKY
Mark R. Lasky
Chief Financial Officer
1