Form 10-Q
period 2023-09-30
GREENHILL & CO INC
filed 2023-11-09
CIK 1282977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑ As of October 31, 2023, there were 18,815,295 shares of the registrant’s common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Cash and cash equivalents ($5.9 million and $6.9 million restricted from use at September 30, 2023 and December 31, 2022, respectively)	$60,521	$104,336
Fees receivable, net of allowance for doubtful accounts of $0.0 million and $0.1 million at September 30, 2023 and December 31, 2022, respectively	20,748	40,322
Other receivables	14,354	2,886
Property and equipment, net of accumulated depreciation of $18.1 million and $15.6 million at September 30, 2023 and December 31, 2022, respectively	26,739	27,040
Operating lease right-of-use asset	84,625	88,333
Goodwill	197,408	202,708
Deferred tax asset, net	78,963	75,196
Other assets	15,915	11,968
Total assets	$499,273	$552,789
Liabilities and Equity
Compensation payable	$27,495	$28,656
Accounts payable and accrued expenses	19,357	17,011
Current income taxes payable	3,734	12,134
Operating lease obligations	105,451	107,637
Secured promissory note	277,835	—
Secured term loan payable	—	269,633
Deferred tax liability	36,497	36,754
Total liabilities	470,369	471,825
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 55,321,470 and 53,288,909 shares issued as of September 30, 2023 and December 31, 2022, respectively; 18,815,295 and 17,768,705 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	553	533
Restricted stock units	35,238	48,333
Additional paid-in capital	1,039,147	1,008,797
Retained earnings	71,831	125,994
Accumulated other comprehensive income (loss)	(43,268)	(38,856)
Treasury stock, at cost, par value $0.01 per share; 36,506,175 and 35,520,204 shares as of September 30, 2023 and December 31, 2022, respectively	(1,074,597)	(1,063,837)
Stockholders’ equity	28,904	80,964
Total liabilities and equity	$499,273	$552,789

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$30,689	$81,145	$151,802	$162,635
Operating Expenses
Employee compensation and benefits	48,116	45,265	146,915	135,277
Occupancy and equipment rental	5,067	4,954	14,788	13,796
Depreciation and amortization	899	635	2,672	1,880
Information services	3,033	2,504	8,810	7,140
Professional fees	2,464	1,774	7,446	5,971
Travel related expenses	1,509	1,541	5,108	4,210
Other operating expenses	1,818	1,492	9,278	6,782
Total operating expenses	62,906	58,165	195,017	175,056
Total operating income (loss)	(32,217)	22,980	(43,215)	(12,421)
Interest expense	7,152	4,369	19,225	10,382
Income (loss) before taxes	(39,369)	18,611	(62,440)	(22,803)
Provision (benefit) for taxes	(11,226)	4,400	(15,416)	(6,176)
Net income (loss)	$(28,143)	$14,211	$(47,024)	$(16,627)
Average shares outstanding:
Basic	18,815,295	17,935,848	18,646,125	18,197,533
Diluted	18,815,295	21,095,880	18,646,125	18,197,533
Earnings (loss) per share:
Basic	$(1.50)	$0.79	$(2.52)	$(0.91)
Diluted	$(1.50)	$0.67	$(2.52)	$(0.91)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(28,143)	$14,211	$(47,024)	$(16,627)
Currency translation adjustment, net of tax	(4,764)	(10,326)	(4,412)	(16,128)
Comprehensive income (loss)	$(32,907)	$3,885	$(51,436)	$(32,755)

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock, par value $0.01 per share
Common stock, beginning of the period	$553	$524	$533	$506
Common stock issued	—	1	20	19
Common stock, end of the period	553	525	553	525
Restricted stock units
Restricted stock units, beginning of the period	29,128	48,702	48,333	56,495
Restricted stock units recognized, net of forfeitures	6,402	6,814	17,227	23,218
Restricted stock units delivered	(292)	(1,680)	(30,322)	(25,877)
Restricted stock units, end of the period	35,238	53,836	35,238	53,836
Additional paid-in capital
Additional paid-in capital, beginning of the period	1,038,855	994,378	1,008,797	969,719
Common stock issued	292	1,943	30,350	26,602
Additional paid-in capital, end of the period	1,039,147	996,321	1,039,147	996,321
Retained earnings
Retained earnings, beginning of the period,	102,318	96,581	125,994	132,559
Dividends	(2,344)	(2,427)	(7,139)	(7,567)
Net income (loss)	(28,143)	14,211	(47,024)	(16,627)
Retained earnings, end of the period	71,831	108,365	71,831	108,365
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), beginning of the period	(38,504)	(36,245)	(38,856)	(30,443)
Currency translation adjustment, net of tax	(4,764)	(10,326)	(4,412)	(16,128)
Accumulated other comprehensive income (loss), end of the period	(43,268)	(46,571)	(43,268)	(46,571)
Treasury stock, at cost, par value $0.01 per share
Treasury stock, beginning of the period	(1,074,491)	(1,054,096)	(1,063,837)	(1,023,901)
Repurchased	(106)	(239)	(10,760)	(30,434)
Treasury stock, end of the period	(1,074,597)	(1,054,335)	(1,074,597)	(1,054,335)
Total stockholders’ equity	$28,904	$58,141	$28,904	$58,141

See accompanying notes to condensed consolidated financial statements (unaudited).

Greenhill & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30
	2023	2022
Operating activities:
Net income (loss)	$(47,024)	$(16,627)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash items included in net income (loss):
Depreciation and amortization	4,914	3,225
Net investment (gains) losses	(1)	18
Restricted stock units recognized, net	17,228	23,218
Deferred taxes, net	(2,230)	(1,470)
Non-cash interest expense	7,734	—
Allowance for doubtful accounts	222	(335)
Changes in operating assets and liabilities:
Fees receivable	19,352	1,621
Other receivables and assets	(15,414)	(12,066)
Compensation payable	(61)	(19,686)
Accounts payable and accrued expenses	3,931	4,523
Current income taxes payable	(8,399)	(6,402)
Net cash provided (used) by operating activities	(19,748)	(23,981)
Investing activities:
Purchases of property and equipment	(2,328)	(3,600)
Net cash used in investing activities	(2,328)	(3,600)
Financing activities:
Proceeds from secured promissory note	270,079	—
Repayment of secured term loan	(271,875)	—
Dividends paid	(8,233)	(6,148)
Purchase of treasury stock	(10,760)	(30,434)
Net cash used in financing activities	(20,789)	(36,582)
Effect of exchange rate changes	(950)	(6,149)
Net decrease in cash and cash equivalents	(43,815)	(70,312)
Cash and cash equivalents, beginning of the period	104,336	134,624
Cash and cash equivalents, end of the period	$60,521	$64,312
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,173	$7,541
Cash paid for taxes, net of refunds	$5,511	$4,823

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
Merger Agreement
On May 22, 2023, the Company, Mizuho Americas, LLC, a Delaware limited liability company (“Mizuho Americas”), and Blanc Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Mizuho Americas (“Merger Sub”) entered into an Agreement and Plan of Merger (as it may be amended from time to time, “the Merger Agreement”) pursuant to which, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Mizuho Americas. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock outstanding as of immediately prior to the Effective Time (other than dissenting shares and certain shares held by us or Mizuho Americas, in each case as specified in the Merger Agreement) will be canceled and converted into the right to receive $15.00 in cash, without interest. The Merger was unanimously approved by the Company’s Board of Directors and was also approved by the Company’s shareholders on August 16, 2023. To date, the Company and Mizuho Americas have received regulatory approvals of the Merger from nearly all their regulators and the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, (HSR Act) has expired. The Merger is expected to close by year end and is subject to obtaining the remaining required regulatory approval and satisfaction of other customary closing conditions.
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
As a result of the deferral of certain fees, deferred revenue (also known as contract liabilities) was $10.7 million and $9.0 million as of September 30, 2023 and December 31, 2022, respectively. Deferred revenue is included in accounts payable and accrued expenses in the condensed consolidated statements of financial condition. During the nine months ended September 30, 2023 and September 30, 2022, the Company recognized $5.9 million and $3.8 million of revenues, respectively, that were included in the deferred revenue (contract liabilities) balance at the beginning of each respective period.
The Company’s clients reimburse certain expenses incurred by the Company in the conduct of advisory engagements. Client reimbursements totaled $0.9 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $2.7 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively. Such reimbursements are reported as revenues and operating expenses with no impact to operating income.
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
Fees Receivable
Receivables are stated net of an allowance for doubtful accounts. The estimate for the allowance for doubtful accounts is derived by the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of $0.2 million and $0.1 million in the three months ended September 30, 2023 and 2022, respectively. The Company recorded bad debt expense of $0.2 million and a net reversal of bad debt expense of $0.3 million in the nine months ended September 30, 2023 and 2022, respectively.
Included in the fees receivable balances at September 30, 2023 and December 31, 2022 were $3.3 million and $4.1 million, respectively, of long term receivables related to primary capital advisory engagements which are generally paid in installments of up to three years.

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

Note 3 — Cash and Cash Equivalents
The carrying values of the Company’s cash and cash equivalents are as follows:

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
	(unaudited)
Cash	$30,244	$49,789
Cash equivalents	24,396	47,609
Restricted cash - letters of credit	5,881	6,938
Total cash and cash equivalents	$60,521	$104,336

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

Note 4 — Fair Value of Financial Instruments
Assets and liabilities are classified in their entirety based on their lowest level of input that is significant to the fair value measurement. As of September 30, 2023 and December 31, 2022, the Company had Level 1 assets measured at fair value.
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

Assets Measured at Fair Value on a Recurring Basis as of September 30, 2023

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2023
	(in thousands, unaudited)
Assets
Cash equivalents	$24,396	$—	$—	$24,396
Total	$24,396	$—	$—	$24,396
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
	(in thousands)
Assets
Cash equivalents	$47,609	$—	$—	$47,609
Total	$47,609	$—	$—	$47,609

Note 5 — Secured Debt Facilities
On August 31, 2023, the Company entered into a secured promissory note (“Promissory Note”) with Mizuho Bank Ltd., a Japanese banking corporation (“Mizuho Bank”), and used the proceeds to repay in full the outstanding principal balance and accrued interest payable under the Company’s term loan facility (“Term Loan Facility”), which was entered into in October 2017 pursuant to the credit agreement, dated October 12, 2017, by and among the Company, the lenders party thereto and Goldman Sachs USA, as administrative agent (as amended on April 12, 2019 and June 30, 2023, the “Credit Agreement”). Prior to repayment in full, the Term Loan Facility had an outstanding principal balance of approximately $270.1 million. Mizuho Bank is an affiliate of Mizuho Americas, which entered into the Merger Agreement with the Company. See Note 1 – Organization – Merger Agreement.
Borrowings under the Term Loan Facility bore interest at either U.S. Prime plus 2.25% or LIBOR plus 3.25% at our option and required quarterly principal amortization payments of $4.7 million (or $18.8 million annually), from September 30, 2019 through March 31, 2024. As of August 31, 2023, the Company had repaid in advance all required quarterly amortization payments of the Term Loan Facility and no further amortization payments were due until maturity in April 2024. In addition to required amortization payments, the Company was required to make annual repayments of principal on the Term Loan Facility within ninety days of year-end of up to 50% of its annual excess cash flow as defined in the Credit Agreement based on a calculation of net leverage. In March 2023, the Company made a required excess cash payment of $1.8 million related to 2022. The Term Loan Facility permitted voluntary principal payments to be made in advance without penalty.
Deferred financing costs of $9.0 million related to the Term Loan Facility were amortized into interest expense over the remaining life of the obligation and recorded as a reduction in the carrying value of the Term Loan Facility in the condensed consolidated statement of financial condition. The Company incurred incremental interest expense of $0.3 million and $0.4 million related to the amortization of deferred financing costs for the three months ended September 30, 2023 and 2022, respectively, and incremental interest expense of $1.2 million and $1.3 million related to the amortization of such costs for the nine months ended September 30, 2023 and 2022, respectively. In conjunction with the repayment of the Term Loan Facility in August 2023, the remaining unamortized deferred financing costs of $1.0 million were charged to interest expense. There were no financing costs incurred with borrowings made under the Promissory Note.

The Promissory Note has a maturity date of April 12, 2024, subject to extension for 60 days in certain limited circumstances. Borrowings under the Promissory Note bear interest at one-month SOFR plus a Term SOFR Adjustment plus 2.25% or at an Alternative Base Rate (as defined in the Promissory Note,) which is 100 basis points less than the interest charged under the Credit Agreement, or at an Alternative Base Rate (as defined in the Promissory Note) plus 1.25% in certain limited circumstances. Under the terms of the Promissory Note interest accrues monthly and is added to the principal balance. Proceeds from borrowings under the Promissory Note of $6.1 million were used to pay accrued interest due upon repayment of the Term Loan Facility. In addition, during the three months ended September 30, 2023, an additional $1.8 million of interest expense related to borrowing under the Promissory Note was accrued and added to the principal balance. As of September 30, 2023, the Promissory Note had a principal balance, inclusive of its paid in-kind interest, of $277.8 million.
The Promissory Note does not include the restrictive covenants found in the Credit Agreement; however, the Company continues to be subject to the interim operating covenants under the Merger Agreement. The Promissory Note may be repaid in whole or in part without penalty. The Promissory Note is guaranteed by the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured by a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary owned by a guarantor, subject to certain exclusions. Under the terms of the Promissory Note, acceleration may only occur upon the occurrence of an event of default related to the bankruptcy or insolvency of the Company or certain of its subsidiaries or certain events relating to the validity or perfection of the liens securing the Promissory Note or the enforceability of the Promissory Note and the related documents.
Consistent with the terms of the Merger Agreement, if the closing of the Merger has not occurred by March 12, 2024, Mizuho Bank remains obligated to refinance the Promissory Note with a replacement loan on the terms specified in the Merger Agreement. The parties continue to expect the Merger to be completed by December 31, 2023, subject to obtaining the remaining required regulatory approval and satisfaction of other customary closing conditions.

Note 6 — Equity
Total dividend payments of $0.30 per share were paid to common stockholders for each of the nine months ended September 30, 2023 and 2022. In addition, dividend equivalent payments of $1.5 million and $2.1 million were accrued for holders of restricted stock units for the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, the Company repurchased 69,112 common shares through open market transactions at an average price of $11.88, for a total cost of $0.8 million. Additionally, during the nine months ended September 30, 2023, 2,012,056 restricted stock units vested and were settled in shares of common stock of which the Company is deemed to have repurchased 916,859 shares at an average price of $10.84 per share for a total cost of $9.9 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.
During the nine months ended September 30, 2022, the Company repurchased 1,130,208 common shares through open market transactions at an average price of $14.84, for a total cost of $16.8 million. Additionally, during the nine months ended September 30, 2022, 1,790,070 restricted stock units vested and were settled in shares of common stock, of which the Company is deemed to have repurchased 812,094 shares at an average price of $16.83 per share for a total cost of $13.7 million in conjunction with the payment of tax liabilities in respect of stock delivered to its employees in settlement of restricted stock units.

Note 7 — Earnings per Share
The computations of basic and diluted EPS are set forth below:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023		2022	2023		2022
	(in thousands, except per share amounts, unaudited)
Numerator for basic and diluted EPS — net income (loss)	$(28,143)		$14,211	$(47,024)		$(16,627)
Denominator for basic EPS — weighted average number of shares	18,815		17,936	18,646		18,198
Add — dilutive effect of:
Restricted stock units	—	(1)	3,160	—	(1)	—	(1)
Denominator for diluted EPS — weighted average number of shares and dilutive securities	18,815	(1)	21,096	18,646	(1)	18,198	(1)
Earnings (loss) per share:
Basic EPS	$(1.50)		$0.79	$(2.52)		$(0.91)
Diluted EPS	$(1.50)		$0.67	$(2.52)		$(0.91)
____________________
(1) Excludes 4,007,731 unamortized restricted stock units that were antidilutive for the three months ended September 30, 2023, and 3,567,979 and 4,255,000 unamortized restricted stock units that were antidilutive for the nine months ended September 30, 2023, and September 30, 2022, respectively, and thus were not included in the above calculation. The incremental shares that could be included in the diluted EPS calculation in future periods will vary based on a variety of factors, including the future share price and the amount of unrecognized compensation cost. The incremental shares included, if any, would be less than the number of outstanding restricted stock units.
The activity related to the restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	2023		2022
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Outstanding, January 1,	6,589,995	$13.80	7,799,509	$13.78
Granted	2,239,390	10.10	1,810,570	16.10
Delivered	(2,092,161)	14.76	(1,836,150)	14.77
Forfeited	(574,745)	12.17	(251,177)	14.12
Outstanding, September 30,	6,162,479	$12.25	7,522,752	$13.91

Note 8 — Income Taxes
The Company is subject to U.S. federal, state and local, as well as foreign, corporate income taxes and its effective tax rate may vary depending on the jurisdiction in which the income is earned.
The Company is required to record a charge or benefit in its income tax provision for the tax effect of the difference between the grant date value of restricted stock units and the market value of such awards at the time of vesting. The provision for income taxes for the nine months ended September 30, 2023 and 2022 include a charge of $1.8 million and a net benefit of $0.8 million, respectively, related to the tax effect of the vesting of restricted stock units at a market value less than their grant price in 2023 and greater than their grant price in 2022.
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

The income tax laws in the jurisdictions in which the Company operates are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Management must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. In the normal course of business, the Company may be under audit in one or more of its jurisdictions in an open tax year for that particular jurisdiction. As of September 30, 2023, the Company does not expect any material changes in its tax provision related to any current or future audits.
Note 9 — Leases
The Company leases office space for its operations around the globe. All of the Company’s leases are operating leases and have remaining lease terms ranging from less than 1 year to 13 years.
The undiscounted aggregate minimum future rental payments are as follows:

	As of
	September 30,	December 31,
	2023	2022
	(in thousands)
	(unaudited)
2023 (remainder)	$1,761	$12,348
2024	13,102	12,732
2025	14,737	14,006
2026	13,026	12,200
2027	13,115	12,270
Thereafter	81,807	78,386
Total lease payments	$137,548	$141,942
Plus: tenant incentive allowance utilized to finance leasehold improvements	9,263	9,819
Less: Interest	(41,360)	(44,124)
Present value of operating lease liabilities	$105,451	$107,637

The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

	As of
	September 30,	December 31,
	2023	2022
	(unaudited)
Weighted average remaining lease term in years	10.3	10.8
Weighted average discount rate	7.0%	6.9%

Note 10 — Regulatory Requirements
Certain subsidiaries of the Company are subject to various regulatory requirements in the United States, United Kingdom, Germany, Australia and certain other jurisdictions, which specify, among other requirements, minimum net capital requirements for registered broker-dealers.
G&Co is subject to the SEC’s Uniform Net Capital requirements under Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. The Rule requires G&Co to maintain a minimum net capital of the greater of $5,000 or 1/15 of aggregate indebtedness, as defined in the Rule. As of September 30, 2023, G&Co’s net capital was $7.1 million, which exceeded its requirement by $6.5 million. G&Co’s aggregate indebtedness to net capital ratio was 1.2 to 1 at September 30, 2023. Certain distributions and other capital withdrawals of G&Co are subject to certain notifications and restrictive provisions of the Rule.
At September 30, 2023, GCI is subject to capital requirements of the FCA. Greenhill Europe is subject to capital requirements of Bafin. Greenhill Australia is subject to capital requirements of the ASIC. We are also subject to certain capital regulatory requirements in other jurisdictions. As of September 30, 2023, GCI, Greenhill Europe, Greenhill Australia, and our other regulated operations were in compliance with local capital adequacy requirements.

Note 11 - Legal Proceedings
Following the announcement of the Merger, five complaints (the “Complaints”) were filed by purported stockholders of the Company, captioned O’Neill v. Greenhill & Co, Inc. et al., No. 1:23-cv-00807 (D. Del.); Levy v. Bok et al., No. 611692/2023 (N.Y. Sup. Ct. Nassau Cnty.); Lambert v. Bok et al., No. 653497/2023 (N.Y. Sup. Ct. New York Cnty.); Finger v. Greenhill & Co, Inc., et al., No. 653570/2023 (N.Y. Sup. Ct. New York Cnty.); and O’Dell v. Greenhill & Co., Inc., et al., No. 1:23-cv-06020 (S.D.N.Y.). In addition, the Company received demand letters from counsel representing purported individual stockholders of the Company (the “Demand Letters” and, together with the “Complaints,” the “Matters”). The Matters allege, among other things, that the defendants caused a materially incomplete and misleading proxy statement relating to the Merger to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and/or in breach of their obligations under state law. The Matters sought, among other remedies, an injunction barring the Merger, rescissory damages in the event the Merger had been consummated, and payment of plaintiff’s costs and disbursements, including attorneys’ fees and expenses. In addition, a purported stockholder of the Company has made a demand pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of the Company relating to the proposed Merger and brought suit to compel inspection (DiMauro v. Greenhill & Co., Inc., C.A. No. 2023-0832 (Del. Ch. Aug. 15, 2023)). The Company believes the claims asserted in the Matters are without merit and supplemental disclosures are not required or necessary under applicable laws. However, in order to avoid the risk that the Matters delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, on August 7, 2023, the Company voluntarily made supplemental disclosures as described on Form 8-K to the definitive proxy statement filed by the Company on July 13, 2023. Since such disclosure three complaints were dismissed by plaintiffs (O’Dell v. Greenhill & Co., Inc., et al., No. 1:23-cv-06020 (S.D.N.Y.); O’Neill v. Greenhill & Co, Inc. et al., No. 1:23-cv-00807 (D. Del.) and; Levy v. Bok et al., No. 611692/2023 (N.Y. Sup. Ct. Nassau Cnty.)); and the plaintiff seeking an injunction barring the Merger voluntarily withdrew her application to the Court (Finger v. Greenhill & Co, Inc., et al., No. 653570/2023 (N.Y. Sup. Ct. New York Cnty.)). The Company is unable to predict the outcome of the ultimate resolution of the Matters, or the potential loss, if any, that may result, and additional lawsuits arising out of the Merger may also be filed in the future.
In addition, the Company is from time to time involved in legal proceedings incidental to the ordinary course of its business. The Company does not believe any such proceedings will have a material adverse effect on its results of operations.

Note 12 — Subsequent Events
The Company evaluates subsequent events through the date on which the financial statements are issued.
On November 9, 2023, the Board of Directors of the Company declared a quarterly dividend of $0.10 per share. The dividend will be payable on December 27, 2023 to the common stockholders of record on December 13, 2023. If the merger with Mizuho Americas is consummated prior to the close of trading on December 13, 2023, no dividend will be paid to stockholders of Greenhill who hold common shares prior to the closing of the merger with Mizuho Americas.

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
During 2023, we have recruited 4 additional client facing managing directors. With these recruits we have expanded our teams focused on the energy, industrial and technology sectors and financing advisory and restructuring. We have many active recruiting dialogues in progress and continue to see opportunities to grow senior banker headcount. As of October 31, 2023, we had 77 client facing managing directors including those whose recruitment we have announced to date.

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
In the first nine months of 2023, the pace of global transaction activity continues to be very slow. The number of $500 million plus deals announced globally is on pace to be the second lowest of the past 20 years. Higher interest rates and tighter credit markets have resulted in significantly lower private equity deal activity, greater government scrutiny of larger corporate deals has negatively impacted public company activity, and volatile stock prices caused by several macro-economic and geopolitical conditions including the outbreak of regional conflict in several parts of the world, are making it more difficult for buyers and sellers of all types to agree on valuations.
Our revenue for the quarter was $30.7 million, which was lower than expected due to difficult market conditions and the unpredictable timing of transaction completions. Year to date our revenue of $151.8 million was slightly lower than last year consistent with market activity. Our fourth quarter revenue is expected to return to a more normalized run rate. The U.S. market is anticipated to be the largest contributor to full year revenue due to some significant M&A transaction closings and growing strength in restructuring activity.
Globally, the number and volume of announced transactions decreased by 6% and 30%, respectively, in the nine months ended September 30, 2023 versus the same period in the prior year. The number and volume of completed transactions globally decreased by 7% and 37%, respectively, in the same period.1
We believe our business performance is best measured over longer periods of time, as we generally experience significant variations in revenues and profits from quarter to quarter. These variations can generally be attributed to the fact that our revenues are typically earned in large amounts upon the successful completion of a transaction or restructuring, the timing of which is uncertain and is not subject to our control. Accordingly, revenues, operating income and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

1 Excludes transactions less than $100,000 and withdrawn/canceled deals. Source: Thomson Financial as of September 30, 2023.

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
Recent Developments
On May 22, 2023, we and Mizuho Financial Group, Inc. (“Mizuho”) announced that we entered into a definitive agreement under which Mizuho will acquire Greenhill. Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger, dated as of May 22, 2023 (as it may be amended from time to time, “the Merger Agreement”) among Greenhill, Mizuho Americas and Blanc Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Mizuho Americas (“Merger Sub”), Merger Sub will merge with and into Greenhill (the “Merger”), with Greenhill continuing as the surviving corporation in the Merger as a wholly owned subsidiary of Mizuho Americas. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Greenhill common stock (other than dissenting shares and certain shares held by us or Mizuho Americas, in each case as specified in the Merger Agreement) issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive $15.00 in cash, without interest. The Merger was unanimously approved by our Board of Directors and was also approved by our shareholders on August 16, 2023. As noted above, we and Mizuho Americas have received regulatory approvals from nearly all regulators and the waiting period under the HSR Act has expired. The Merger is expected to close by year end and is subject to obtaining the remaining required regulatory approval and satisfaction of other customary closing conditions.
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
Revenues were $30.7 million in the third quarter of 2023 compared to $81.1 million in the third quarter of 2022, a decrease of $50.4 million, or 62%. The decrease principally resulted from fewer large M&A transaction completion fees.
For the nine months ended September 30, 2023, revenues were $151.8 million compared to $162.6 million in 2022, a decrease of $10.8 million, or 7%. The decrease principally resulted from a reduction in M&A transaction fees, offset by an increase in retainer fees.
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

Our total operating expenses for the third quarter of 2023 were $62.9 million, which compared to $58.2 million of total operating expenses for the third quarter of 2022. The increase in total operating expenses of $4.7 million or 8%, resulted from increases in both our compensation and benefits expenses and non-compensation operating expenses, each as described in more detail below.
For the nine months ended September 30, 2023, our total operating expenses were $195.0 million, which compared to $175.1 million of total operating expenses in the first half of 2022. The increase in total operating expenses of $19.9 million, or 11%, resulted from increases in both our compensation and benefits expenses and non-compensation operating expenses, each as described in more detail below.
The following table sets forth information relating to our operating expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, unaudited)
Employee compensation and benefits expenses	$48.1	$45.3	$146.9	$135.3
% of revenues	157%	56%	97%	83%
Non-compensation operating expenses	14.8	12.9	48.1	39.8
% of revenues	48%	16%	32%	24%
Total operating expenses	62.9	58.2	195.0	175.1
% of revenues	205%	72%	128%	108%
Total operating income (loss)	(32.2)	23.0	(43.2)	(12.4)
Operating profit margin	NM	28%	NM	NM
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
Our employee compensation and benefits expenses for the third quarter of 2023 were $48.1 million as compared to $45.3 million for the third quarter of 2022. The increase in expense of $2.8 million, or 6%, was largely due to a greater amount of accrued incentive compensation. The ratio of compensation expense to revenues was elevated in the third quarter of 2023 due to lower than average quarterly revenues.
For the nine months ended September 30, 2023, our employee compensation and benefits expenses were $146.9 million compared to $135.3 million for the same period in 2022. The increase in expense of $11.6 million, or 9%, was largely a result of the timing of an accounting charge for incentive compensation. The ratio of compensation to revenues for the nine months ended September 30, 2023 increased to 97% as compared to 83% in the same period in 2022 due to the spreading of higher year to date compensation costs over lower year to date revenues.
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

For the three months ended September 30, 2023, our non-compensation operating expenses of $14.8 million increased $1.9 million, or 15%, as compared to $12.9 million in the same period in 2022. The increase principally resulted from an increase in professional fees and slightly higher information services costs.
For the nine months ended September 30, 2023, our non-compensation operating expenses of $48.1 million increased $8.3 million, or 21%, as compared to $39.8 million in the comparable period in 2022. The increase principally resulted from higher costs for our new London space, higher travel and information service costs, professional fees incurred related to our pending acquisition by Mizuho, and a reduction of foreign currency gains.

Non-compensation expenses as a percentage of revenues for the nine months ended September 30, 2023 were 32% compared to 24% for the same period in 2022. The increase in non-compensation expenses as a percentage of revenues resulted from the effect of spreading higher non-compensation costs over lower revenues in the nine months ended September 30, 2023, as compared to the same period in 2022.
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

Interest Expense
For the three months ended September 30, 2023, we incurred interest expense of $7.2 million as compared to $4.4 million for the same period in 2022. The increase of $2.8 million resulted from both the impact of significantly higher market borrowing rates in the third quarter of 2023 compared to the same period in 2022 and a non-recurring charge of $1.0 million for the write off of unamortized deferred financing costs related to the refinancing of our term loan.
For the nine months ended September 30, 2023, we incurred interest expense of $19.2 million, an increase of $8.8 million as compared to $10.4 million for the same period in 2022. The increase related to both the impact of significantly higher market borrowing rates in the first nine months of 2023 as compared to the same period in 2022 and the write off of deferred financing costs described above.
The rate of interest on our borrowing was based on LIBOR through August 31, 2023 and beginning in September 2023 onwards is/will be based on SOFR. Our borrowing rate can vary from period to period. Accordingly, the amount of interest expense in any particular period may not be indicative of the amount of interest expense in future periods. There can be no certainty that our borrowing rate will not increase in future periods using SOFR or another alternative rate.

Provision for Income Taxes
For the three months ended September 30, 2023, due to our pre-tax loss we recognized an income tax benefit of $11.2 million, which reflected an effective tax rate of 29%. This compared to an income tax expense of $4.4 million for the same period in 2022, which reflected an effective tax rate of 24%. The increase in our effective tax rate principally resulted from an increase in the U.K. statutory rate effective in April 2023.
For the nine months ended September 30, 2023, due to our pre-tax loss we recognized an income tax benefit of $15.4 million, which included a charge of $1.8 million related to the tax effect of the vesting of restricted stock units at a grant price higher than the market price. This compared to an income tax benefit for the nine month period ended September 30, 2022 of $6.2 million, which included a benefit of $0.8 million related to the tax effect of the vesting of restricted stock units at a market price higher than the grant price. Excluding these charges/benefits, the effective tax rates for the nine months ended September 30, 2023 and 2022 would have been 28% and 24%, respectively. The increase in our effective tax rate in 2023 principally resulted from the increase in the U.K. statutory rate described above.
The effective tax rate can fluctuate as a result of variations in the amount of income earned and the tax rate imposed in the tax jurisdictions in which we operate. Accordingly, the effective tax rate in any particular period may not be indicative of the effective tax rate in future periods.

Liquidity and Capital Resources
Our liquidity position, which consists of cash and cash equivalents, other significant working capital assets and liabilities, debt and other matters relating to liquidity requirements and current market conditions, is monitored by management on a regular basis. We retain our cash in financial institutions with high credit ratings and/or invest in short-term investments that are expected to provide liquidity and as permitted under our credit facility. It is our objective to retain a global cash balance adequate to service our forecast operating and financing needs. At October 31, 2023, we had cash and cash equivalents of approximately $62.0 million.
We generate substantially all of our cash from advisory fees. Since we are solely a financial advisory services firm and we do not underwrite, trade securities, lend or have asset management services, we do not need to retain a significant amount of regulatory capital. Our cash needs thus are primarily a function of working capital requirements. Historically, we have used our cash primarily for recurring operating expenses, the repayment and service of our debt, the repurchase of our common shares and other capital needs. Our recurring monthly operating disbursements principally consist of base compensation expense, occupancy, travel and entertainment, and other operating expenses. Our recurring quarterly and annual disbursements consist of cash bonus payments, tax payments, debt service payments, dividend payments, and repurchases of our common stock from our employees in conjunction with the payment of tax liabilities incurred on vesting of restricted stock units. These amounts vary depending upon our profitability and other factors.
Because a portion of the compensation we pay to our employees is distributed in annual cash bonus awards (usually in the first quarter of each year), our net cash balance is typically at its lowest level during the first quarter of each year and generally accumulates from our operating activities throughout the remainder of the year. Our current liabilities primarily consist of accounts payable, which are generally paid monthly, accrued compensation, which includes accrued cash bonuses that are generally paid in the first quarter of the following year to the large majority of our employees, and current taxes payable. Our current assets include accounts receivable, which we generally collect within 60 days, except for fees generated through our primary capital advisory engagements, which are generally paid in installments over a period of up to three years, and certain restructuring transactions, where collections may take longer due to court-ordered holdbacks.
In 2017, we announced a leveraged recapitalization to put in place a capital structure designed to enhance long term shareholder value. In 2019, we refinanced the credit facility that was put in place at the time of the recapitalization and entered into a new $375.0 million five-year term loan B facility (“TLB”).
On August 31, 2023, we entered into a secured promissory note (“Promissory Note”) with Mizuho Bank Ltd., a Japanese banking corporation (“Mizuho Bank”) to repay in full the outstanding principal balance and accrued interest payable under the TLB. Prior to repayment, the TLB had an outstanding principal balance of approximately $270.1 million. The Promissory Note has a maturity date of April 12, 2024, subject to extension for 60 days in certain limited circumstances. Borrowings under the Promissory Note bear interest at one-month SOFR plus a Term SOFR Adjustment plus 2.25%, which is 100 basis points less that the interest charged under the TLB, or at an Alternative Base Rate (as defined in the Promissory Note) plus 1.25% in certain limited circumstances. Under the terms of the Promissory Note interest accrues monthly and is added to the principal balance. The Promissory Note may be repaid in whole or in part without penalty. As of September 30, 2023, the Promissory Note had a principal balance, inclusive of paid in kind interest, of $277.8 million.
The Promissory Note does not include the restrictive covenants found in the TLB; however, we continue to be subject to the interim operating covenants under the Merger Agreement. The Promissory Note will be guaranteed by our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries (excluding any registered broker-dealers) and secured by a first priority perfected security interest in certain domestic assets and 100% of the capital stock of each U.S. subsidiary and 65% of the capital stock of each non-U.S. subsidiary owned by a guarantor, subject to certain exclusions. Under the terms of the Promissory Note, acceleration may only occur upon the occurrence of an event of default related to the bankruptcy or insolvency of the Company or certain of its subsidiaries or certain events relating to the validity or perfection of the liens securing the Promissory Note or the enforceability of the Promissory Note and the related documents.
Consistent with the terms of the Merger Agreement, if the Closing has not occurred by March 12, 2024, Mizuho remains obligated to refinance the Promissory Note with a replacement loan on the terms specified in the Merger Agreement, which may include interest that is currently payable. The parties continue to expect the Merger to be completed by December 31, 2023, subject to obtaining the remaining required regulatory approval and satisfaction of other customary closing conditions.
For the period beginning February 1, 2023 through January 31, 2024 our Board of Directors has authorized $30.0 million in purchases of common stock and common stock equivalents (via tax withholding on vesting of restricted stock units). As of October 31, 2023, we had $19.8 million remaining and authorized for repurchase through January 2024.

In the first nine months of 2023, the Board of Directors declared quarterly dividend payments of $0.10 per share payable in March, June and September. In November 2023, the Board of Directors declared a quarterly dividend of $0.10 per share. The dividend will be payable on December 27, 2023 to the common stockholders of record on December 13, 2023. If the merger with Mizuho is consummated prior to the close of trading on December 13, 2023, no dividend will be paid to stockholders of Greenhill who hold common shares prior to the closing of the merger with Mizuho.
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
As part of our long term incentive award program, we may award restricted stock units to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of restricted stock units generally vest over a three to four-year service period, subject to continued employment on the vesting date. Each restricted stock unit represents the holder’s right to receive one share of our common stock (or at our election, a cash payment equal to the fair value thereof) on the vesting date. Under the terms of our equity incentive plan, we generally repurchase from our employees that portion of restricted stock unit awards used to fund income tax withholding due at the time the restricted stock unit awards vest and pay the remainder of the award in shares of our common stock. Based upon the number of restricted stock unit grants outstanding at October 31, 2023, we estimate repurchases of our common stock from our employees in conjunction with the cash settlement of tax liabilities incurred on vesting of restricted stock units of approximately $41.9 million (as calculated based upon the closing share price as of October 31, 2023 of $14.81 per share and assuming a withholding tax rate of 46% consistent with our recent experience) over the next four years, of which an additional $0.3 million remains payable in 2023, $12.9 million will be payable in 2024, $14.0 million will be payable in 2025, $9.9 million will be payable in 2026, and $4.8 million will be payable in 2027. We will realize a corporate income tax deduction concurrently with the vesting of the restricted stock units. While we expect to fund future repurchases of our common stock equivalents (if any) with operating cash flow, we are unable to predict the price of our common stock, and as a result, the timing or magnitude of our share repurchases may be greater or less than the amounts calculated above.
Also, as part of our long-term incentive award program, we may award deferred cash compensation to managing directors and other employees at the time of hire and/or as part of annual compensation. Awards of deferred cash compensation generally vest over a three to four year service period, subject to continued employment. Each award provides the employee with the right to receive future cash compensation payments, which are non-interest bearing, on the vesting date. Based upon the value of the deferred cash awards outstanding at October 31, 2023, we estimate payments of $38.7 million over the next four years, of which $0.5 million remains payable in 2023, $13.6 million will be payable in 2024, $12.3 million will be payable in 2025, $8.5 million will be payable in 2026, and $3.8 million will be payable in 2027. We will realize a corporate income tax deduction at the time of payment.
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
We operate in multiple countries in North America, Europe, Australia and Asia. As a financial services firm, we are subject to extensive regulation by governments, their respective agencies and/or various self-regulatory organizations or exchanges in each of the countries in which we operate. Each regulator imposes varying degrees of regulatory requirements which generally include net capital, customer protection and market conduct requirements. The amount of regulatory capital required by each regulatory authority varies and may change through the implementation of new regulations or a change in our business operations. Due to the enactment of regulatory standards in the U.K. and the relocation of our European headquarters to Germany, our regulatory capital requirements in the U.K. and Europe have increased moderately from historically very nominal levels. Elsewhere in the world we are also subject to varying capital requirements. To comply with these requirements, we may need to retain cash in certain jurisdictions in excess of our forecasted working capital needs. In the event we need additional capital in one or more locations we may be required to fund those needs by withdrawing capital from another jurisdiction.
While we believe that the cash generated from operations during the next twelve months and over the longer term will be sufficient to meet our expected operating needs, which include, among other things, our tax obligations, dividend payments, share repurchases related to the tax settlement payments upon the vesting of the restricted stock units, and deferred cash compensation payments, we may adjust our variable expenses and other disbursements, if necessary, to meet our liquidity needs. However, there is no assurance that our cash flow will be sufficient to allow us to meet our operating obligations. A failure to maintain adequate regulatory capital in one or more jurisdictions could result in sanctions, a suspension of our regulatory license in such locations or limit or prohibit us from conducting operations. In addition, under the terms of the Promissory Note, acceleration may occur upon the occurrence of an event of default related to the bankruptcy or insolvency of the Company or certain of its subsidiaries or certain events relating to the validity or perfection of the liens securing the Promissory Note or the enforceability of the Promissory Note and other related documents.
Cash Flows
In the nine months ended September 30, 2023, our cash and cash equivalents decreased by $43.8 million from December 31, 2022, including a decrease of $1.0 million from the effect of the translation of foreign currency amounts into U.S. dollars at the quarter-end foreign currency conversion rates. We used $19.7 million for operating activities, which consisted of an operating loss of $19.2 million after giving effect to non-cash items and a net increase in working capital of $0.6 million. We used $2.3 million in investing activities to fund leasehold improvements and equipment purchases. We used $20.8 million in financing activities, including $271.9 million for the repayment of the term loan, $0.8 million for open market repurchases of our common stock, $9.9 million for the repurchase of our common stock from employees in conjunction with the payment of tax liabilities in settlement of restricted stock units, and $8.2 million for the payment of dividends, offset by proceeds from the Promissory Note of $270.1 million.
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
In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currency in which an invoice is issued and paid and the U.S. dollar, in which our financial statements are denominated. We do not currently hedge against movements in these exchange rates through the use of derivative instruments or other methods. We analyze our potential exposure to a decline in exchange rates by performing a sensitivity analysis on our net income in those jurisdictions in which we have generated a significant portion of our foreign earnings, which generally include the United Kingdom, Europe, and Australia. During the nine months ended September 30, 2023, as compared to the same period in 2022, the average value of the U.S. dollar weakened relative to the pound sterling and euro. In aggregate, there was a slightly positive impact on our revenues in the nine months ended September 30, 2023 as compared to the same period in 2022 as a result of the movement of foreign currency rates. Although our global revenues may be impacted by movements in foreign exchange rates, our operating costs in foreign jurisdictions are denominated in local currency and consequently we are effectively internally hedged to some extent against the impact in the movements of foreign currency relative to the U.S. dollar. While our earnings are subject to volatility from changes in foreign currency rates, we do not believe we face any material risk in this respect.
Interest Rate Risk
Our Promissory Note with Mizuho Bank bears interest at one-month SOFR plus a Term SOFR Adjustment plus 2.25%. Because we have indebtedness which bears interest at variable rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of September 30, 2023, we had $277.8 million of indebtedness outstanding, all of which bears interest at floating rates. The rate of interest varies from period to period and our interest rate exposure is not currently hedged to mitigate the effect of interest rate fluctuations. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or other hedge arrangements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. As of September 30, 2023, a 100 basis point increase in SOFR would have increased our annual borrowing expense by $2.8 million.

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
h.The remaining regulatory approval may not be received, may take longer than expected or may impose conditions that are not presently anticipated.

The consummation of the Merger is subject to a number of conditions, which may not be satisfied or waived on a timely basis or at all
The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of various conditions, including: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the issued and outstanding shares of Greenhill common stock entitled to vote thereon, (shareholder approval was obtained on August 16, 2023) (ii) the expiration or early termination of the applicable waiting period under the HSR Act (waiting period expired July 6, 2023) (iii) the receipt of all specified governmental consents and approvals, and the termination or expiration of all applicable waiting periods in respect thereof (the “Requisite Regulatory Approvals”), (iv) the absence of any law, injunction, order or other judgment, in any of the jurisdictions where there are Required Regulatory Approvals, that enjoins, prevents, prohibits or otherwise makes illegal the consummation of the Merger (a “Restraint”), (v) performance by Greenhill and Mizuho Americas in all material respects of their respective obligations under the Merger Agreement and (vi) subject in most cases to exceptions that do not rise to the level of a Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement), as applicable, the accuracy of representations and warranties made by Greenhill and Mizuho Americas, respectively. The obligation of Mizuho Americas to consummate the Merger is also subject to there not having occurred since the date of the Merger Agreement a Material Adverse Effect that is continuing. Any delay in completing the Merger could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.

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
The Merger Agreement contains covenants restricting us from, directly or indirectly, initiating, soliciting, proposing, knowingly encouraging, knowingly inducing or knowingly facilitating any competing acquisition proposals, engaging in any discussions or negotiations with any person relating to any competing acquisition proposal, or providing any confidential or nonpublic information or data to any person relating to any competing acquisition proposal, subject to certain limited exceptions. In addition, subject to certain exceptions, our Board of Directors was required to recommend that our stockholders adopt the Merger Agreement. Our shareholders approved the Merger on August 16, 2023. The Merger Agreement also provides that, if the Merger Agreement is terminated under certain circumstances, we will be required to pay Mizuho Americas a termination fee of $15,380,000 in cash. These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of Greenhill or pursuing an alternative transaction from considering or proposing such a transaction.

Litigation relating to the Merger could prevent or delay the completion of the Merger or otherwise negatively affect our business and operations.
Following the announcement of the Merger, five complaints (the “Complaints”) were filed by purported stockholders of Greenhill against Greenhill and the members of our Board of Directors, captioned O’Neill v. Greenhill & Co, Inc. et al., No. 1:23-cv-00807 (D. Del.); Levy v. Bok et al., No. 611692/2023 (N.Y. Sup. Ct. Nassau Cnty.); Lambert v. Bok et al., No. 653497/2023 (N.Y. Sup. Ct. New York Cnty.); Finger v. Greenhill & Co, Inc., et al., No. 653570/2023 (N.Y. Sup. Ct. New York Cnty.); and O’Dell v. Greenhill & Co., Inc., et al., No. 1:23-cv-06020 (S.D.N.Y.). In addition, we received demand letters from counsel representing purported individual stockholders of Greenhill (the “Demand Letters” and, together with the “Complaints,” the “Matters”). The Matters allege, among other things, that the defendants caused a materially incomplete and misleading proxy statement relating to the Merger to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Exchange Act and/or in breach of their obligations under state law. The Matters sought, among other remedies, an injunction barring the Merger, rescissory damages in the event the Merger had been consummated, and payment of the plaintiff’s costs and disbursements, including attorneys’ fees and expenses. In addition, a purported stockholder of Greenhill has made a demand pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of Greenhill relating to the proposed Merger. We believe the claims asserted in the Matters are without merit and supplemental disclosures are not required or necessary under applicable laws. However, in order to avoid the risk that the Matters delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, on August 7, 2023, we voluntarily made supplemental disclosures as described on Form 8-K to the definitive proxy statement filed by the Company on July 13, 2023. Since such disclosure three complaints were dismissed by plaintiffs (O’Dell v. Greenhill & Co., Inc., et al., No. 1:23-cv-06020 (S.D.N.Y.); O’Neill v. Greenhill & Co, Inc. et al., No. 1:23-cv-00807 (D. Del.) and; Levy v. Bok et al., No. 611692/2023 (N.Y. Sup. Ct. Nassau Cnty.)); and the plaintiff seeking an injunction barring the Merger voluntarily withdrew her application to the Court (Finger v. Greenhill & Co, Inc., et al., No. 653570/2023 (N.Y. Sup. Ct. New York Cnty.)). We are unable to predict the outcome of the ultimate resolution of the Matters, or the potential loss, if any, that may result, and additional lawsuits arising out of the Merger may also be filed in the future.
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
Furthermore, under the terms of the Merger Agreement, Mizuho Americas has agreed to refinance our existing indebtedness if the Merger has not closed by March 12, 2024 on the terms specified in the Merger Agreement. If the Merger Agreement is terminated for any reason and Mizuho Americas has not refinanced our existing indebtedness, we may not be able to refinance our indebtedness on favorable terms, or at all, and our inability to refinance our indebtedness or to do so upon attractive terms could have a material adverse effect on our liquidity and result in our inability to meet our obligations, which could have a material adverse effect on our business operations and our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities in the third quarter 2023:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 - 31	—	$0.00	—	$19,869,062
August 1 - 31	—	$0.00	—	$19,763,863
September 1 - 30	—	$0.00	—	$19,763,863
Total	—		—	$19,763,863
_____________________________________________
(1)Excludes 7,137 common stock equivalents (e.g., vesting restricted stock units) we are deemed to have repurchased in August 2023 at an average price of $14.74 per share from employees in conjunction with the payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units. For the first nine months of 2023, the table excludes 916,859 shares we are deemed to have repurchased at an average price of $10.84 per share from employees in conjunction with payment of withholding tax liabilities in respect of stock delivered to employees in settlement of restricted stock units.
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
10.1
Secured Promissory Note, dated August 31, 2023, between Greenhill & Co. Inc. and Mizuho Bank, Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Greenhill & Co., Inc. on September 1, 2023)

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
101.INS
The following materials from Greenhill's Form 10-Q Report for the quarterly period ended September 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Financial Condition; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page of Greenhill's Form 10-Q Report for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Management contract or compensatory plan or arrangement
**	This information is furnished and not filed herewith for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2023

GREENHILL & CO., INC.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ MARK R. LASKY
Mark R. Lasky
Chief Financial Officer
1